Form 10-Q
period 2017-07-01
STANLEY BLACK & DECKER, INC.
filed 2017-07-25
CIK 93556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2017.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
153,152,509 shares of the registrant’s common stock were outstanding as of July 17, 2017.

PART I — FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
THREE AND SIX MONTHS ENDED JULY 1, 2017 AND JULY 2, 2016
(Unaudited, Millions of Dollars, Except Per Share Amounts)

	Second Quarter		Year-to-Date
	2017	2016	2017	2016
Net Sales	$3,229.5	$2,932.4	$6,035.1	$5,604.5
Costs and Expenses
Cost of sales	$2,017.3	$1,803.5	$3,757.6	$3,498.0
Selling, general and administrative	733.9	659.7	1,410.4	1,280.1
Provision for doubtful accounts	4.8	7.2	13.0	14.6
Other, net	60.3	47.6	166.5	93.8
Loss (gain) on sales of businesses	0.9	—	(268.3)	—
Pension settlement	0.3	—	12.8	—
Restructuring charges	8.0	10.2	23.8	18.2
Interest expense	56.0	47.7	107.3	95.0
Interest income	(9.7)	(5.5)	(18.3)	(11.3)
	$2,871.8	$2,570.4	$5,204.8	$4,988.4
Earnings before income taxes	357.7	362.0	830.3	616.1
Income taxes	80.5	90.5	160.0	156.0
Net earnings	$277.2	$271.5	$670.3	$460.1
Less: Net loss attributable to non-controlling interests	—	—	—	(0.8)
Net Earnings Attributable to Common Shareowners	$277.2	$271.5	$670.3	$460.9
Total Comprehensive Income Attributable to Common Shareowners	$362.5	$174.7	$869.1	$443.9
Earnings per share of common stock:
Basic	$1.85	$1.87	$4.49	$3.17
Diluted	$1.82	$1.84	$4.41	$3.12
Dividends per share of common stock	$0.58	$0.55	$1.16	$1.10
Weighted-average shares outstanding (in thousands):
Basic	149,514	145,135	149,353	145,583
Diluted	152,226	147,263	151,862	147,543
See Notes to (Unaudited) Condensed Consolidated Financial Statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JULY 1, 2017 AND DECEMBER 31, 2016
(Unaudited, Millions of Dollars, Except Per Share Amounts)

	July 1, 2017	December 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$539.5	$1,131.8
Accounts and notes receivable, net	1,927.9	1,302.8
Inventories, net	2,078.0	1,478.0
Assets held for sale	—	523.4
Other current assets	293.7	352.5
Total Current Assets	4,839.1	4,788.5
Property, Plant and Equipment, net	1,649.8	1,451.2
Goodwill	8,496.1	6,694.0
Intangibles, net	3,524.1	2,299.5
Other Assets	803.2	401.7
Total Assets	$19,312.3	$15,634.9
LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities
Short-term borrowings	$583.2	$4.3
Current maturities of long-term debt	8.5	7.8
Accounts payable	2,093.0	1,640.4
Accrued expenses	1,182.2	1,101.5
Liabilities held for sale	—	53.5
Total Current Liabilities	3,866.9	2,807.5
Long-Term Debt	3,817.4	3,815.3
Deferred Taxes	1,178.1	735.4
Post-Retirement Benefits	643.7	644.3
Other Liabilities	2,099.8	1,258.8
Commitments and Contingencies (Note R)
Shareowners’ Equity
Stanley Black & Decker, Inc. Shareowners’ Equity
Preferred stock, without par value: Authorized 10,000,000 shares in 2017 and 2016 Issued and outstanding 750,000 shares in 2017	750.0	—
Common stock, par value $2.50 per share: Authorized 300,000,000 shares in 2017 and 2016 Issued 176,902,738 shares in 2017 and 2016	442.3	442.3
Retained earnings	5,624.4	5,127.3
Additional paid in capital	4,615.3	4,774.4
Accumulated other comprehensive loss	(1,722.4)	(1,921.2)
ESOP	(21.1)	(25.9)
	9,688.5	8,396.9
Less: cost of common stock in treasury	(1,988.5)	(2,029.9)
Stanley Black & Decker, Inc. Shareowners’ Equity	7,700.0	6,367.0
Non-controlling interests	6.4	6.6
Total Shareowners’ Equity	7,706.4	6,373.6
Total Liabilities and Shareowners’ Equity	$19,312.3	$15,634.9
See Notes to (Unaudited) Condensed Consolidated Financial Statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE AND SIX MONTHS ENDED JULY 1, 2017 AND JULY 2, 2016
(Unaudited, Millions of Dollars)

	Second Quarter		Year-to-Date
	2017	2016	2017	2016
OPERATING ACTIVITIES
Net Earnings Attributable to Common Shareowners	$277.2	$271.5	$670.3	$460.9
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	73.7	65.6	141.5	129.8
Amortization of intangibles	42.1	36.4	75.8	72.3
Pre-tax loss (gain) on sales of businesses	0.9	—	(268.3)	—
Changes in working capital	(159.1)	57.6	(569.3)	(210.4)
Changes in other assets and liabilities	21.7	65.3	60.9	(49.3)
Cash provided by operating activities	256.5	496.4	110.9	403.3
INVESTING ACTIVITIES
Capital and software expenditures	(122.2)	(78.7)	(186.9)	(143.6)
Business acquisitions, net of cash acquired	5.3	(8.0)	(2,430.1)	(21.0)
Proceeds from sales of assets	3.2	5.5	22.5	7.6
Proceeds from sales of businesses, net of cash sold	0.5	—	745.3	—
(Payments) proceeds from net investment hedge settlements	(24.4)	7.9	(3.7)	5.5
Other	(13.5)	(8.7)	(17.3)	(12.2)
Cash used in investing activities	(151.1)	(82.0)	(1,870.2)	(163.7)
FINANCING ACTIVITIES
Stock purchase contract fees	—	(3.4)	—	(6.9)
Net short-term (repayments) borrowings	(593.1)	(132.9)	563.6	348.3
Cash dividends on common stock	(86.5)	(79.8)	(173.2)	(159.4)
Termination of interest rate swaps	—	27.0	—	27.0
Proceeds from issuances of common stock	15.6	23.7	32.9	32.2
Proceeds from issuance of preferred stock	727.5	—	727.5	—
Premium paid on equity option	(25.1)	—	(25.1)	—
Purchases of common stock for treasury	(2.1)	(0.7)	(15.6)	(362.1)
Other	(1.3)	0.2	(2.3)	(0.5)
Cash provided by (used in) financing activities	35.0	(165.9)	1,107.8	(121.4)
Effect of exchange rate changes on cash and cash equivalents	21.1	(32.5)	59.2	(15.4)
Change in cash and cash equivalents	161.5	216.0	(592.3)	102.8
Cash and cash equivalents, beginning of period	378.0	352.2	1,131.8	465.4
CASH AND CASH EQUIVALENTS, END OF PERIOD	$539.5	$568.2	$539.5	$568.2
See Notes to (Unaudited) Condensed Consolidated Financial Statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 1, 2017

A.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (hereinafter referred to as “generally accepted accounting principles”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations for the interim periods have been included and are of a normal, recurring nature. Operating results for the three and six months ended July 1, 2017 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes included in Stanley Black & Decker, Inc.’s (the “Company”) Form 10-K for the year ended December 31, 2016, and subsequent related filings with the Securities and Exchange Commission.

In February 2017, the Company sold the majority of its mechanical security businesses within the Security segment, which included the commercial hardware brands of Best Access, phi Precision and GMT. In addition, the Company sold a small business within the Tools & Storage segment on January 3, 2017. The operating results of these businesses have been reported within continuing operations in the Condensed Consolidated Financial Statements through their respective dates of sale in 2017 and for the three and six months ended July 2, 2016. In addition, the assets and liabilities related to the businesses sold were classified as held for sale on the Company's Condensed Consolidated Balance Sheets as of December 31, 2016. Refer to Note T, Divestitures, for further discussion.

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
In March 2017, the Financial Accounting Standards Boards ("FASB") issued Accounting Standards Update ("ASU") 2017-07, Compensation-Retirement Benefits (Topic 715). The new standard improves the presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and should be applied retrospectively. Based on the Company's preliminary assessment, the anticipated impacts to the financial statements relate to classification of the components of net pension and postretirement benefit costs on the income statement.
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
In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The main objective of this update is to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The new guidance addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company has evaluated the new guidance and expects it will not have a material impact on its consolidated financial statements.
In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This ASU changes the measurement principle for certain inventory methods from the lower of cost or market to the lower of cost and net realizable value. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This ASU does not apply to inventory that is measured using Last-in First-out ("LIFO") or the retail inventory method. The provisions of ASU 2015-11 were effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company adopted this standard in the first quarter of 2017 and it did not have an impact on its consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The new revenue recognition standard outlines a comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The new model provides a five-step analysis in determining when and how revenue is recognized. The core principle of the new guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB affirmed its proposal to defer the effective date of the standard to annual reporting periods (and interim reporting periods within those years) beginning after December 15, 2017. Entities are permitted to apply the new revenue standard early, but not before the original effective date of annual periods beginning after December 15, 2016. The standard shall be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. In March, April, May and December 2016, the FASB clarified the implementation guidance on principal versus agent, identifying performance obligations, licensing, collectability and made technical corrections on various topics. The Company expects to apply the full retrospective method of adoption starting with the first interim period after December 15, 2017. Based on the Company’s preliminary assessment, the anticipated impacts to the financial statements are primarily related to classification of outbound freight on the income statement and presentation of sales returns reserve.

C.	Earnings Per Share
The following table reconciles net earnings attributable to common shareowners and the weighted-average shares outstanding used to calculate basic and diluted earnings per share for the three and six months ended July 1, 2017 and July 2, 2016:

	Second Quarter		Year-to-Date
	2017	2016	2017	2016
Numerator (in millions):
Net Earnings Attributable to Common Shareowners	$277.2	$271.5	$670.3	$460.9

Denominator (in thousands):
Basic earnings per share — weighted-average shares	149,514	145,135	149,353	145,583
Dilutive effect of stock contracts and awards	2,712	2,128	2,509	1,960
Diluted earnings per share — weighted-average shares	152,226	147,263	151,862	147,543
Earnings per share of common stock:
Basic	$1.85	$1.87	$4.49	$3.17
Diluted	$1.82	$1.84	$4.41	$3.12
The following weighted-average stock options were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive (in thousands):

	Second Quarter		Year-to-Date
	2017	2016	2017	2016
Number of stock options	—	972	582	1,281

As described in detail in Note J, Equity Arrangements, the Company issued $750 million Equity Units in May 2017 comprised of $750.0 million of convertible preferred stock and forward stock purchase contracts. On and after May 15, 2020, the convertible preferred stock may be converted into common stock at the option of the holder. At the election of the Company, upon conversion, the Company may deliver cash, common stock, or a combination thereof. The conversion rate is initially 6.1627 shares of common stock per one share of convertible preferred stock, which is equivalent to an initial conversion price of approximately $162.27 per share of common stock. The convertible preferred stock is excluded from the denominator of the diluted earnings per share calculation on the basis that the convertible preferred stock will be settled in cash except to the extent that the conversion value of the convertible preferred stock exceeds its liquidation preference. Therefore, before any redemption or conversion, the common shares that would be required to settle the applicable conversion value in excess of the liquidation preference, if the Company elects to settle such excess in common shares, would be included in the denominator of diluted earnings per share.

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

D.    Financing Receivables

Long-term trade financing receivables of $190.8 million and $180.9 million at July 1, 2017 and December 31, 2016, respectively, are reported within Other Assets in the Condensed Consolidated Balance Sheets. Financing receivables and long-term financing receivables are predominantly related to certain security equipment leases with commercial businesses. Generally, the Company retains legal title to any equipment under lease and bears the right to repossess such equipment in an event of default. All financing receivables are interest bearing and the Company has not classified any financing receivables as held-for-sale. Interest income earned from financing receivables that are not delinquent is recorded on the effective interest method. The Company considers any financing receivable that has not been collected within 90 days of original billing date as past-due or delinquent. Additionally, the Company considers the credit quality of all past-due or delinquent financing receivables as non-performing.

The Company has an accounts receivable sale program that expires on January 5, 2018. According to the terms of that program, the Company is required to sell certain of its trade accounts receivables at fair value to a wholly-owned, consolidated, bankruptcy-remote special purpose subsidiary (“BRS”). The BRS, in turn, must sell such receivables to a third-party financial institution (“Purchaser”) for cash and a deferred purchase price receivable. The Purchaser’s maximum cash investment in the receivables at any time is $100.0 million. The purpose of the program is to provide liquidity to the Company. The Company accounts for these transfers as sales under ASC 860, "Transfers and Servicing." Receivables are derecognized from the Company’s consolidated balance sheet when the BRS sells those receivables to the Purchaser. The Company has no retained interests in the transferred receivables, other than collection and administrative responsibilities and its right to the deferred purchase price receivable. At July 1, 2017, the Company did not record a servicing asset or liability related to its retained responsibility based on its assessment of the servicing fee, market values for similar transactions and its cost of servicing the receivables sold.

At July 1, 2017 and December 31, 2016, $100.8 million and $100.5 million, respectively, of net receivables were derecognized. Gross receivables sold amounted to $549.3 million ($464.0 million, net) and $1,003.1 million ($852.9 million, net) for the three and six months ended July 1, 2017, respectively. These sales resulted in a pre-tax loss of $1.9 million and $3.3 million, respectively, and included servicing fees of $0.4 million and $0.6 million, respectively, for the three and six months ended July 1, 2017. Proceeds from transfers of receivables to the Purchaser totaled $444.1 million and $781.1 million for the three and six months ended July 1, 2017, respectively. Collections of previously sold receivables, including deferred purchase price receivables, and all fees, which are settled one month in arrears, resulted in payments to the Purchaser of $408.7 million and $781.1 million for the three and six months ended July 1, 2017, respectively.

Gross receivables sold amounted to $488.8 million ($404.9 million, net) and $873.5 million ($746.2 million, net) for the three and six months ended July 2, 2016, respectively. These sales resulted in a pre-tax loss of $1.4 million and $2.4 million, respectively, and included servicing fees of $0.2 million and $0.4 million, respectively, for the three and six months ended July 2, 2016. Proceeds from transfers of receivables to the Purchaser totaled $400.0 million and $677.6 million, respectively, for the three and six months ended July 2, 2016. Collections of previously sold receivables, including deferred purchase price receivables, and all fees, which are settled one month in arrears, resulted in payments to the Purchaser of $383.4 million and $677.6 million, respectively, for the three and six months ended July 2, 2016.

The Company’s risk of loss following the sale of the receivables is limited to the deferred purchase price receivable, which was $166.3 million at July 1, 2017 and $83.2 million at December 31, 2016. The deferred purchase price receivable will be repaid in cash as receivables are collected, generally within 30 days, and as such the carrying value of the receivable recorded approximates fair value. There were no delinquencies or credit losses for the three and six months ended July 1, 2017 and July 2, 2016. Cash inflows related to the deferred purchase price receivable totaled $158.5 million and $288.4 million for the three and six months ended July 1, 2017, respectively, and $128.7 million and $219.5 million for the three and six months ended July 2, 2016, respectively. All cash flows under the program are reported as a component of changes in working capital within operating activities in the Condensed Consolidated Statements of Cash Flows since all the cash from the Purchaser is either: 1) received upon the initial sale of the receivable or 2) from the ultimate collection of the underlying receivables and the underlying receivables are not subject to significant risks, other than credit risk, given their short-term nature.

E.	Inventories
The components of Inventories, net at July 1, 2017 and December 31, 2016 are as follows:

(Millions of Dollars)	July 1, 2017	December 31, 2016
Finished products	$1,502.3	$1,044.2
Work in process	167.1	133.3
Raw materials	408.6	300.5
Total	$2,078.0	$1,478.0

In the first quarter of 2017, the Company acquired inventory with estimated fair values of approximately $203.9 million and $15.7 million related to the Newell Tools and Craftsman brand acquisitions, respectively. Refer to Note F, Acquisitions, for further discussion of these acquisitions.

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
The Newell Tools acquisition is being accounted for as a business combination, which requires, among other things, the assets acquired and liabilities assumed to be recognized at their fair values as of the acquisition date. The following table summarizes the estimated fair values of major assets acquired and liabilities assumed:

(Millions of Dollars)
Cash and cash equivalents	$20.0
Accounts and notes receivable, net	26.9
Inventories, net	203.9
Prepaid expenses and other current assets	22.1
Property, plant and equipment, net	142.3
Trade names	283.0
Customer relationships	540.0
Other assets	8.2
Accounts payable	(70.2)
Accrued expenses	(20.0)
Deferred taxes	(313.2)
Other liabilities	(0.7)
Total identifiable net assets	$842.3
Goodwill	1,015.1
Total consideration paid	$1,857.4
The trade names were determined to have indefinite lives. The weighted-average useful life assigned to the customer relationships is 15 years.
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
The purchase price allocation for Newell Tools is preliminary in certain respects. During the measurement period, the Company expects to record adjustments relating to the finalization of intangible assets, inventory and property, plant and equipment valuations, various opening balance sheet contingencies, including environmental remediation and risk insurance reserves, and various income tax matters, amongst others.
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

Craftsman Brand

On March 8, 2017, the Company purchased the Craftsman brand from Sears Holdings, which provides the Company with the rights to develop, manufacture and sell Craftsman®-branded products in non-Sears Holdings channels. The total estimated cash purchase price is $887.4 million, consisting of an initial cash payment of $569.4 million, which reflects the impact of working capital adjustments, a cash payment at the end of year three with an estimated present value of $234.0 million, and future payments to Sears Holdings of between 2.5% and 3.5% on new Stanley Black & Decker sales of Craftsman products through March 2032, which was valued at $84.0 million at the acquisition date based on estimated future sales projections which are subject to change. Refer to Note M, Fair Value Measurements, for additional details. In addition, as part of the acquisition the Company also granted a perpetual license to Sears Holdings to continue selling Craftsman®-branded products in Sears-related channels. The perpetual license will be royalty-free until March 2032, which represents an estimated value of approximately $293.0 million, and 3% thereafter. The estimated fair value of the royalty-free license period is preliminary and based on estimated future sales projections which are subject to change. The Craftsman results are being consolidated into the Company's Tools & Storage segment.
The Craftsman brand acquisition is being accounted for as a business combination which requires, among other things, the assets acquired and liabilities assumed to be recognized at their fair values as of the acquisition date. The estimated fair value of identifiable assets acquired, which includes $45.2 million of working capital and $427.0 million of intangible assets, is $583.8 million. The related goodwill is $596.6 million. The amount allocated to intangible assets includes $406.0 million of an indefinite-lived trade name. The useful life assigned to the customer relationships is 15 years.
Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the expected revenue and cost synergies of the combined business and the going concern nature of the Craftsman brand. A portion of the goodwill is expected to be deductible for tax purposes.

The purchase price allocation for Craftsman is preliminary in certain respects. During the measurement period, the Company expects to record adjustments relating to the finalization of valuations for intangible assets, the contingent consideration liability relating to future payments to Sears Holdings and the royalty-free license period described above, and various opening balance sheet contingencies, including warranty exposures, amongst others.

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
OTHER ACQUISITIONS

The Company completed one smaller acquisition during the first quarter of 2017 for a total purchase price of $26.1 million, net of cash acquired, which is being consolidated into the Company's Security segment.

In July 2017, the Company completed an acquisition in its Security segment for a total estimated purchase price of approximately $60 million.

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

ACTUAL AND PRO-FORMA IMPACT OF THE ACQUISTIONS

Actual Impact from Acquisitions
The net sales and net losses from 2017 acquisitions included in the Company's Consolidated Statements of Operations and Comprehensive Income for the three and six months ended July 1, 2017 are shown in the table below. These amounts include amortization relating to inventory step-up and intangible assets recorded upon acquisition, transaction costs, and other integration-related costs.

(Millions of Dollars)	Second Quarter 2017	Year-to-Date 2017
Net sales	$214.3	$280.4
Net loss attributable to common shareowners	$10.4	$42.9
Pro-forma Impact from Acquisitions

The following table presents supplemental pro-forma information as if the acquisitions had occurred on January 3, 2016. The pro-forma consolidated results are not necessarily indicative of what the Company’s consolidated net sales and net earnings would have been had the Company completed the acquisitions on January 3, 2016. In addition, the pro-forma consolidated results do not purport to project the future results of the Company.

	Second Quarter		Year-to-Date
(Millions of Dollars, except per share amounts)	2017	2016	2017	2016
Net sales	$3,229.5	$3,137.1	$6,182.7	$6,014.0
Net earnings attributable to common shareowners	305.9	266.8	749.8	415.6
Diluted earnings per share	$2.01	$1.81	$4.93	$2.83

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

•	Additional depreciation expense for the property, plant, and equipment fair value adjustments that would have been incurred from January 1, 2017 to the acquisition date of Newell Tools.

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

2016 Pro-forma Results

The 2016 pro-forma results were calculated by taking the historical financial results of Stanley Black & Decker and adding the historical results of the 2017 acquisitions for their respective pre-acquisition periods. Accordingly the following adjustments were made assuming the acquisitions commenced on January 3, 2016:

•
Elimination of the historical pre-acquisition intangible asset amortization expense and the addition of intangible asset amortization expense related to intangibles valued as part of the purchase price allocation that would have been incurred from January 3, 2016 to July 2, 2016.

•	Additional expense for deal costs and inventory step-up, which would have been amortized as the corresponding inventory was sold.

•	Additional depreciation expense for the property, plant, and equipment fair value adjustments that would have been incurred from January 3, 2016 to July 2, 2016 for Newell Tools.

G.    Goodwill
Changes in the carrying amount of goodwill by segment are as follows:

(Millions of Dollars)	Tools & Storage	Security	Industrial	Total
Balance December 31, 2016	$3,247.8	$2,007.0	$1,439.2	$6,694.0
Acquisition adjustments	1,611.0	16.1	—	1,627.1
Foreign currency translation and other	106.9	53.7	14.4	175.0
Balance July 1, 2017	$4,965.7	$2,076.8	$1,453.6	$8,496.1
In the first half of 2017, goodwill increased by approximately $1.8 billion, which primarily related to the Newell Tools and Craftsman brand acquisitions. The goodwill amounts for these acquisitions are subject to change based upon the allocation of the consideration transferred to the assets acquired and liabilities assumed. Refer to Note F, Acquisitions, for further discussion.

H.	Long-Term Debt and Financing Arrangements
Long-term debt and financing arrangements at July 1, 2017 and December 31, 2016 are as follows:

		July 1, 2017						December 31, 2016
(Millions of Dollars)	Interest Rate	Original Notional	Unamortized Discount	Unamortized Gain/(Loss) Terminated Swaps (1)	Purchase Accounting FV Adjustment	Deferred Financing Fees	Carrying Value	Carrying Value
Notes payable due 2018	2.45%	$632.5	$—	$—	$—	$(2.4)	$630.1	$629.2
Notes payable due 2018	1.62%	345.0	—	—	—	(1.4)	343.6	343.1
Notes payable due 2021	3.40%	400.0	(0.2)	15.3	—	(1.5)	413.6	415.2
Notes payable due 2022	2.90%	754.3	(0.3)	—	—	(3.4)	750.6	750.3
Notes payable due 2028	7.05%	150.0	—	12.0	11.6	—	173.6	174.7
Notes payable due 2040	5.20%	400.0	(0.2)	(34.1)	—	(3.2)	362.5	361.7
Notes payable due 2052 (junior subordinated)	5.75%	750.0	—	—	—	(19.2)	730.8	730.4
Notes payable due 2053 (junior subordinated)	5.75%	400.0	—	4.8	—	(8.2)	396.6	396.5
Other, payable in varying amounts through 2022	0.00% - 2.72%	24.5	—	—	—	—	24.5	22.0
Total long-term debt, including current maturities		$3,856.3	$(0.7)	$(2.0)	$11.6	$(39.3)	$3,825.9	$3,823.1
Less: Current maturities of long-term debt							(8.5)	(7.8)
Long-term debt							$3,817.4	$3,815.3

(1)Unamortized gain/loss associated with interest rate swaps are more fully discussed in Note I, Financial Instruments.
In January 2017, the Company amended its existing $2.0 billion commercial paper program to increase the maximum amount of notes authorized to be issued to $3.0 billion and to include Euro denominated borrowings in addition to U.S. Dollars. As of July 1, 2017, the Company had $580.4 million of borrowings outstanding against the Company’s $3.0 billion commercial paper program, of which approximately $457.4 million in Euro denominated commercial paper was designated as a Net Investment Hedge as described in more detail in Note I, Financial Instruments. At December 31, 2016, the Company had no commercial paper borrowings outstanding.
In January 2017, the Company also executed a 364-day $1.3 billion committed credit facility (the "2017 Credit Agreement"). The 2017 Credit Agreement consists of a $1.3 billion revolving credit loan and a sub-limit of an amount equal to the Euro equivalent of $400 million for swing line advances. Borrowings under the 2017 Credit Agreement may be made in U.S. Dollars or Euros, pursuant to the terms of the agreement, and bear interest at a floating rate dependent on the denomination of the borrowing. Repayments must be made by January 17, 2018 or upon an earlier termination of the 2017 Credit Agreement at the election of the Company. The 2017 Credit Agreement serves as a liquidity back-stop for the Company’s $3.0 billion U.S. Dollar and Euro commercial paper program, also authorized and amended in January 2017, as discussed above. As of July 1, 2017, the Company had not drawn on this commitment.

As of July 1, 2017 and December 31, 2016, the Company had not drawn on its existing five year $1.75 billion committed credit facility.

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

A summary of the fair values of the Company’s financial instruments recorded in the Condensed Consolidated Balance Sheets at July 1, 2017 and December 31, 2016 follows:

(Millions of Dollars)	Balance Sheet Classification	July 1, 2017	December 31, 2016	Balance Sheet Classification	July 1, 2017	December 31, 2016
Derivatives designated as hedging instruments:
Interest Rate Contracts Cash Flow	LT other assets	$—	$—	LT other liabilities	$54.4	$47.3
Foreign Exchange Contracts Cash Flow	Other current assets	6.5	37.6	Accrued expenses	9.9	1.6
	LT other assets	3.3	—	LT other liabilities	9.8	—
Net Investment Hedge	Other current assets	5.9	44.1	Accrued expenses	10.5	1.8
	LT other assets	—	—	LT other liabilities	4.9	0.5
Non-derivative designated as hedging instrument:
Net Investment Hedge		—	—	Short term borrowings	457.4	—
Total Designated		$15.7	$81.7		$546.9	$51.2
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other current assets	$8.4	$28.5	Accrued expenses	$16.4	$46.4
Total Undesignated		$8.4	$28.5		$16.4	$46.4
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

During the six months ended July 1, 2017 and July 2, 2016, cash flows related to derivatives, including those that are separately discussed below, resulted in net cash received of $22.8 million and $26.6 million, respectively.
CASH FLOW HEDGES
As of July 1, 2017 and December 31, 2016, there was an after-tax mark-to-market loss of $92.4 million and $46.3 million, respectively, reported for cash flow hedge effectiveness in Accumulated other comprehensive loss. An after-tax loss of $4.2 million is expected to be reclassified to earnings as the hedged transactions occur or as amounts are amortized within the next twelve months. The ultimate amount recognized will vary based on fluctuations of the hedged currencies and interest rates through the maturity dates.
The tables below detail pre-tax amounts reclassified from Accumulated other comprehensive loss into earnings for active derivative financial instruments during the periods in which the underlying hedged transactions affected earnings for the three and six months ended July 1, 2017 and July 2, 2016 (in millions):

Second Quarter 2017	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income (Effective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion*)
Interest Rate Contracts	$(11.0)	Interest expense	$—	$—
Foreign Exchange Contracts	$(29.9)	Cost of sales	$5.2	$—

Year-to-Date 2017	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income (Effective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion*)
Interest Rate Contracts	$(7.2)	Interest expense	$—	$—
Foreign Exchange Contracts	$(38.6)	Cost of sales	$9.7	$—

Second Quarter 2016	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income (Effective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion*)
Interest Rate Contracts	$(22.5)	Interest expense	$—	$—
Foreign Exchange Contracts	$17.5	Cost of sales	$5.0	$—

Year-to-Date 2016	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income (Effective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion*)
Interest Rate Contracts	$(54.1)	Interest expense	$—	$—
Foreign Exchange Contracts	$(4.4)	Cost of sales	$23.6	$—
 * Includes ineffective portion and amount excluded from effectiveness testing on derivatives.
For the three and six months ended July 1, 2017, the hedged items' impact to the Consolidated Statements of Operations and Comprehensive Income was a loss of $5.2 million and $9.7 million, respectively, in Cost of sales, which is offsetting the amounts shown above. For the three and six months ended July 2, 2016, the hedged items’ impact to the Consolidated Statements of Operations and Comprehensive Income was a loss of $5.0 million and $23.6 million, respectively. There was no impact related to the interest rate contracts' hedged items for all periods presented.
For the three and six months ended July 1, 2017, an after-tax gain of $1.0 million and $1.4 million, respectively, was reclassified from Accumulated other comprehensive loss into earnings (inclusive of the gain/loss amortization on terminated derivative instruments) during the periods in which the underlying hedged transactions affected earnings. For the three and six months ended July 2, 2016, an after-tax gain of $0.5 million and $9.8 million, respectively, was reclassified from Accumulated other comprehensive loss into earnings (inclusive of the gain/loss amortization on terminated derivative instruments) during the periods in which the underlying hedged transactions affected earnings.
Interest Rate Contracts
The Company enters into interest rate swap agreements in order to obtain the lowest cost source of funds within a targeted range of variable to fixed-debt proportions. At July 1, 2017 and December 31, 2016, the Company had $400 million of forward starting swaps outstanding which were executed in 2014. The objective of the hedges is to offset the expected variability on future payments associated with the interest rate on debt instruments expected to be issued in 2018. Gains or losses on the swaps are recorded in Accumulated other comprehensive loss and will be subsequently reclassified into earnings as the future interest expense is recognized in earnings or as ineffectiveness occurs.
Foreign Currency Contracts
Forward Contracts: Through its global businesses, the Company enters into transactions and makes investments denominated in multiple currencies that give rise to foreign currency risk. The Company and its subsidiaries regularly purchase inventory from subsidiaries with functional currencies different than their own, which creates currency-related volatility in the Company’s results of operations. The Company utilizes forward contracts to hedge these forecasted purchases and sales of inventory. Gains and losses reclassified from Accumulated other comprehensive loss for the effective portion of the hedge are recorded in Cost of sales. The ineffective portion, if any, as well as gains and losses incurred after a hedge has been de-designated are not recorded in Accumulated other comprehensive loss, but are recorded directly to the Consolidated Statements of Operations and Comprehensive Income in Other, net. At July 1, 2017, the notional value of forward currency contracts outstanding was $689.0 million, maturing on various dates through 2018. At December 31, 2016, the notional value of forward currency contracts outstanding was $503.8 million, maturing on various dates through 2017.
Purchased Option Contracts: The Company and its subsidiaries have entered into various intercompany transactions whereby the notional values are denominated in currencies other than the functional currencies of the party executing the trade. In order to better match the cash flows of its intercompany obligations with cash flows from operations, the Company enters into purchased option contracts. Gains and losses reclassified from Accumulated other comprehensive loss for the effective portions of the hedge are recorded in Cost of sales. The ineffective portion, if any, as well as gains and losses incurred after a hedge has been de-designated are not recorded in Accumulated other comprehensive loss, but are recorded directly to the Consolidated Statements of Operations and Comprehensive Income in Other, net. At July 1, 2017, the notional value of purchased option contracts was $425.0 million maturing on various dates through 2019. As of December 31, 2016, the notional value of purchased option contracts was $252.0 million, maturing on various dates through 2017.
FAIR VALUE HEDGES

Interest Rate Risk: In an effort to optimize the mix of fixed versus floating rate debt in the Company’s capital structure, the Company enters into interest rate swaps. In previous years, the Company entered into interest rate swaps on the first five years of the Company's $400 million 5.75% notes due 2053 and interest rate swaps with notional values which equaled the Company's $400 million 3.40% notes due 2021 and the Company's $150 million 7.05% notes due 2028. These interest rate swaps effectively converted the Company's fixed rate debt to floating rate debt based on LIBOR, thereby hedging the fluctuation in fair value resulting from changes in interest rates. In the second quarter of 2016, the Company terminated all of the above interest rate swaps and there were no open contracts as of July 1, 2017 and December 31, 2016. The terminations resulted in cash receipts of $27.0 million. This gain was deferred and is being amortized to earnings over the remaining life of the notes.

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
Amortization of the gain/loss on terminated swaps of $0.8 million and $1.6 million are reported as a reduction of interest expense for the three and six months ended July 1, 2017, respectively. In addition to the fair value adjustments in the table above, net swap accruals and amortization of the gain/loss on terminated swaps of $2.3 million and $5.3 million are reported as a reduction of interest expense for the three and six months ended July 2, 2016, respectively. Interest expense on the underlying debt when the hedge was active was $8.1 million and $19.9 million for the three and six months ended July 2, 2016, respectively.
NET INVESTMENT HEDGES
Foreign Exchange Contracts: The Company utilizes net investment hedges to offset the translation adjustment arising from re-measurement of its investment in the assets and liabilities of its foreign subsidiaries. The total after-tax amounts in Accumulated other comprehensive loss were gains of $30.8 million and $88.6 million at July 1, 2017 and December 31, 2016, respectively.
As of July 1, 2017, the Company had foreign exchange forward contracts maturing on various dates in 2017 with notional values totaling $755.5 million outstanding hedging a portion of its British pound sterling, Mexican peso, Swedish krona, Euro and Canadian dollar denominated net investments; a cross currency swap with a notional value totaling $250.0 million maturing in 2023 hedging a portion of its Japanese yen denominated net investment; and Euro denominated commercial paper with a notional value of $457.4 million maturing in 2017 hedging a portion of its Euro denominated net investments. As of

December 31, 2016, the Company had foreign exchange contracts maturing on various dates in 2017 with notional values totaling $1.0 billion outstanding hedging a portion of its British pound sterling, Mexican peso, Swedish krona, Euro and Canadian dollar denominated net investments, and a cross currency swap with a notional value totaling $250.0 million maturing 2023 hedging a portion of its Japanese yen denominated net investment. For the six months ended July 1, 2017 and July 2, 2016, maturing foreign exchange contracts resulted in net cash paid of $3.7 million and net cash received of $5.5 million, respectively.
Gains and losses on net investment hedges remain in Accumulated other comprehensive income (loss) until disposal of the underlying assets. Gains and losses after a hedge has been de-designated are recorded directly to the Consolidated Statements of Operations and Comprehensive Income in Other, net.
The pre-tax gain or loss from fair value changes was as follows (in millions):

	Second Quarter 2017			Year-to-Date 2017
Income Statement Classification	Amount Recorded in OCI (Loss) Gain	Effective Portion Recorded in Income Statement	Ineffective Portion* Recorded in Income Statement	Amount Recorded in OCI (Loss) Gain	Effective Portion Recorded in Income Statement	Ineffective Portion* Recorded in Income Statement
Other, net	$(73.3)	$—	$—	$(89.0)	$—	$—

	Second Quarter 2016			Year-to-Date 2016
Income Statement Classification	Amount Recorded in OCI Gain (Loss)	Effective Portion Recorded in Income Statement	Ineffective Portion* Recorded in Income Statement	Amount Recorded in OCI Gain (Loss)	Effective Portion Recorded in Income Statement	Ineffective Portion* Recorded in Income Statement
Other, net	$35.2	$—	$—	$37.8	$—	$—
*Includes ineffective portion and amount excluded from effectiveness testing.
UNDESIGNATED HEDGES
Foreign Exchange Contracts: Currency swaps and foreign exchange forward contracts are used to reduce risks arising from the change in fair value of certain foreign currency denominated assets and liabilities (such as affiliate loans, payables and receivables). The objective of these practices is to minimize the impact of foreign currency fluctuations on operating results. The total notional amount of the forward contracts outstanding at July 1, 2017 was $1.3 billion, maturing on various dates in 2017. The total notional amount of the forward contracts outstanding at December 31, 2016 was $1.5 billion, maturing on various dates in 2017. The income statement impacts related to derivatives not designated as hedging instruments for the three and six months ended July 1, 2017 and July 2, 2016 are as follows (in millions):

Derivatives Not Designated as Hedging Instruments under ASC 815	Income Statement Classification	Second Quarter 2017 Amount of Gain (Loss) Recorded in Income on Derivative	Year-to-Date 2017 Amount of Gain (Loss) Recorded in Income on Derivative
Foreign Exchange Contracts	Other, net	$1.1	$29.7

Derivatives Not Designated as Hedging Instruments under ASC 815	Income Statement Classification	Second Quarter 2016 Amount of Gain (Loss) Recorded in Income on Derivative	Year-to-Date 2016 Amount of Gain (Loss) Recorded in Income on Derivative
Foreign Exchange Contracts	Other, net	$(31.0)	$(37.0)

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

Equity Units and Capped Call Transactions
As described more fully in Note H, Long-Term Debt and Financing Arrangements, of the Company’s Form 10-K for the year ended December 31, 2016, in December 2013, the Company issued Equity Units comprised of $345.0 million of Notes and Equity Purchase Contracts. The Equity Purchase Contracts obligated the holders to purchase on November 17, 2016, for $100.00, between 1.0122 and 1.2399 shares of the Company’s common stock, which were equivalent to an initial settlement price of $98.80 and $80.65, respectively, per share of common stock.
In accordance with the Equity Purchase Contracts, on November 17, 2016, the Company issued 3,504,165 common shares and received additional cash proceeds of $345.0 million. The conversion rate used in calculating the average of the daily volume-weighted-average price of common stock during the market value averaging period, was 1.0157 (equivalent to the minimum settlement rate and a conversion price of $98.45 per common share) on November 17, 2016.
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
The capped call transactions covered, subject to customary anti-dilution adjustments, the number of shares equal to the number of shares issuable upon settlement of the Equity Purchase Contracts at the 1.0122 minimum settlement rate. In October and November 2016, the Company's capped call options on its common stock expired and were net-share settled resulting in the Company physically receiving 418,234 shares using an average reference price of $117.84 per common share.

$750 Million Equity Units and Capped Call Transactions
In May 2017, the Company issued 7,500,000 Equity Units with a total notional value of $750.0 million (“$750 million Equity Units”). Each unit has a stated amount of $100 and initially consists of a three-year forward stock purchase contract (“2020 Purchase Contracts”) for the purchase of a variable number of shares of common stock, on May 15, 2020, for a price of $100, and a 10% beneficial ownership interest in one share of 0% Series C Cumulative Perpetual Convertible Preferred Stock,

without par, with a liquidation preference of $1,000 per share (“Series C Preferred Stock”). The Company received approximately $727.5 million in cash proceeds from the $750 million Equity Units, net of underwriting costs and commissions, before offering expenses, and issued 750,000 shares of Series C Preferred Stock, recording $750.0 million in preferred stock. The proceeds were used for general corporate purposes, including repayment of short-term borrowings. The Company also used $25.1 million of the proceeds to enter into capped call transactions utilized to hedge potential economic dilution as described in more detail below.
Convertible Preferred Stock
In May 2017, the Company issued 750,000 shares of Series C Preferred Stock with a liquidation preference of $1,000 per share. The convertible preferred stock will initially not bear any dividends and the liquidation preference of the convertible preferred stock will not accrete. The convertible preferred stock has no maturity date, and will remain outstanding unless converted by holders or redeemed by the Company. Holders of shares of the convertible preferred stock will generally have no voting rights.
The Series C Preferred Stock is pledged as collateral to support holders’ purchase obligations under the 2020 Purchase Contracts and can be remarketed. In connection with any successful remarketing, the Company may (but is not required to) modify certain terms of the convertible preferred stock, including the dividend rate, the conversion rate, and the earliest redemption date. After any successful remarketing in connection with which the dividend rate on the convertible preferred stock is increased, the Company will pay cumulative dividends on the convertible preferred stock, if declared by the board of directors, quarterly in arrears from the applicable remarketing settlement date.
On and after May 15, 2020, the Series C Preferred Stock may be converted into common stock at the option of the holder. The conversion rate is initially 6.1627 shares of common stock per one share of Series C Preferred Stock, which is equivalent to an initial conversion price of approximately $162.27 per share of common stock. At the election of the Company, upon conversion, the Company may deliver cash, common stock, or a combination thereof.
The Company may not redeem the Series C Preferred Stock prior to June 22, 2020. At the election of the Company, on or after June 22, 2020, the Company may redeem for cash, all or any portion of the outstanding shares of the Series C Preferred Stock at a redemption price equal to 100% of the liquidation preference, plus any accumulated and unpaid dividends. If the Company calls the Series C Preferred Stock for redemption, holders may convert their shares immediately preceding the redemption date.
2020 Purchase Contracts
The 2020 Purchase Contracts obligate the holders to purchase, on May 15, 2020, for a price of $100 in cash, a maximum number of 5.4 million shares of the Company’s common stock (subject to customary anti-dilution adjustments). The 2020 Purchase Contract holders may elect to settle their obligation early, in cash. The Series C Preferred Stock is pledged as collateral to guarantee the holders’ obligations to purchase common stock under the terms of the 2020 Purchase Contracts. The initial settlement rate determining the number of shares that each holder must purchase will not exceed the maximum settlement rate of 0.7241, determined over a market value averaging period immediately preceding May 15, 2020.
The settlement rate will be calculated using an initial reference price of $138.10, equal to the last reported sale price of the Company's common stock on May 11, 2017. If the applicable market value of the Company's common stock is less than or equal to the reference price, the settlement rate will be the maximum settlement rate; and if the applicable market value of common stock is greater than the reference price, the settlement rate will be a number of shares of the Company's common stock equal to $100 divided by the applicable market value. Upon settlement of the 2020 Purchase Contracts, the Company will receive additional cash proceeds of $750 million.
The Company will pay the holders of the 2020 Purchase Contracts quarterly payments (“Contract Adjustment Payments”) at a rate of 5.375% per annum, payable quarterly in arrears on February 15, May 15, August 15 and November 15, commencing August 15, 2017. The $117.0 million present value of the Contract Adjustment Payments reduced Shareowners’ Equity at inception. As each quarterly Contract Adjustment Payment is made, the related liability is reduced and the difference between the cash payment and the present value will accrete to interest expense, approximately $4.0 million over the three-year term. As of July 1, 2017, the present value of the Contract Adjustment Payments was $117.2 million.
The holders can settle the purchase contracts early, for cash, subject to certain exceptions and conditions in the prospectus supplement. Upon early settlement of any purchase contracts, the Company will deliver the number of shares of its common stock equal to 85% of the number of shares of common stock that would have otherwise been deliverable.
Capped Call Transactions
In order to offset the potential economic dilution associated with the common shares issuable upon conversion of the Series C Preferred Stock, to the extent that the conversion value of the convertible preferred stock exceeds its liquidation preference, the Company entered into capped call transactions with three major financial institutions (the “counterparties”).

The capped call transactions have a term of approximately three years and are intended to cover the number of shares issuable upon conversion of the Series C Preferred Stock. Subject to customary anti-dilution adjustments, the capped call has an initial lower strike price of $162.27, which corresponds to the minimum 6.1627 settlement rate of the Series C Preferred Stock, and an upper strike price of $179.53, which is approximately 30% higher than the closing price of the Company's common stock on May 11, 2017.
The capped call transactions may be settled by net share settlement (the default settlement method) or, at the Company’s option and subject to certain conditions, cash settlement, physical settlement or modified physical settlement. The number of shares the Company will receive will be determined by the terms of the contracts using a volume-weighted average price calculation for the market value of the Company's common stock, over an averaging period. The market value determined will then be measured against the applicable strike price of the capped call transactions. The Company expects the capped call transactions to offset the potential dilution upon conversion of the Series C Preferred Stock if the calculated market value is greater than the lower strike price but less than or equal to the upper strike price of the capped call transactions. Should the calculated market value exceed the upper strike price of the capped call transactions, the dilution mitigation will be limited based on such capped value as determined under the terms of the contracts.
With respect to the impact on the Company, the capped call transactions and $750 million Equity Units, when taken together, result in the economic equivalent of having the conversion price on $750 million Equity Units at $179.53, the upper strike of the capped call as of July 1, 2017.
The Company paid $25.1 million, or an average of $5.43 per option, to enter into capped call transactions on 4.6 million shares of common stock. The $25.1 million premium paid was a reduction of Shareowners’ Equity. The aggregate fair value of the options at July 1, 2017 was $22.4 million.
K.    Accumulated Other Comprehensive Loss

The following tables summarize the changes in the balances for each component of accumulated other comprehensive loss:

(Millions of Dollars)	Currency translation adjustment and other	Unrealized losses on cash flow hedges, net of tax	Unrealized gains (losses) on net investment hedges, net of tax	Pension (losses) gains, net of tax	Total
Balance - December 31, 2016	$(1,586.3)	$(46.3)	$88.6	$(377.2)	$(1,921.2)
Other comprehensive income (loss) before reclassifications	300.8	(44.7)	(57.8)	(20.3)	178.0
Adjustments related to sales of businesses	4.7	—	—	2.6	7.3
Reclassification adjustments to earnings	—	(1.4)	—	14.9	13.5
Net other comprehensive income (loss)	305.5	(46.1)	(57.8)	(2.8)	198.8
Balance - July 1, 2017	$(1,280.8)	$(92.4)	$30.8	$(380.0)	$(1,722.4)

(Millions of Dollars)	Currency translation adjustment and other	Unrealized losses on cash flow hedges, net of tax	Unrealized gains on net investment hedges, net of tax	Pension (losses) gains, net of tax	Total
Balance - January 2, 2016	$(1,300.9)	$(52.1)	$11.8	$(353.0)	$(1,694.2)
Other comprehensive (loss) income before reclassifications	(5.1)	(43.4)	23.7	11.8	(13.0)
Reclassification adjustments to earnings	—	(9.8)	—	5.8	(4.0)
Net other comprehensive (loss) income	(5.1)	(53.2)	23.7	17.6	(17.0)
Balance - July 2, 2016	$(1,306.0)	$(105.3)	$35.5	$(335.4)	$(1,711.2)

The reclassifications out of accumulated other comprehensive loss for the six months ended July 1, 2017 and July 2, 2016 were as follows (in millions):

Reclassifications from Accumulated other comprehensive loss to earnings	2017	2016	Affected line item in Consolidated Statements of Operations And Comprehensive Income
Realized gains on cash flow hedges	$9.7	$23.6	Cost of sales
Realized losses on cash flow hedges	(7.6)	(7.5)	Interest expense
Total before taxes	$2.1	$16.1
Tax effect	(0.7)	(6.3)	Income taxes
Realized gains on cash flow hedges, net of tax	$1.4	$9.8
Amortization of defined benefit pension items:
Actuarial losses and prior service costs / credits	$(4.8)	$(5.3)	Cost of sales
Actuarial losses and prior service costs / credits	(3.2)	(3.5)	Selling, general and administrative
Settlement loss	(12.8)	—	Other, net
Total before taxes	$(20.8)	$(8.8)
Tax effect	5.9	3.0	Income taxes
Amortization of defined benefit pension items, net of tax	$(14.9)	$(5.8)

L.    Net Periodic Benefit Cost — Defined Benefit Plans
Following are the components of net periodic pension (benefit) expense for the three and six months ended July 1, 2017 and July 2, 2016:

	Second Quarter
	Pension Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans		All Plans
(Millions of Dollars)	2017	2016	2017	2016	2017	2016
Service cost	$2.1	$2.4	$3.3	$3.2	$0.2	$0.1
Interest cost	10.9	11.4	7.1	9.8	0.3	0.4
Expected return on plan assets	(16.1)	(17.0)	(11.2)	(11.8)	—	—
Amortization of prior service cost (credit)	0.2	1.3	(0.3)	—	(0.4)	(0.3)
Amortization of net loss	2.3	1.8	2.3	1.6	—	—
Settlement / curtailment loss	—	—	0.3	—	—	—
Net periodic pension (benefit) expense	$(0.6)	$(0.1)	$1.5	$2.8	$0.1	$0.2

	Year-to-Date
	Pension Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans		All Plans
(Millions of Dollars)	2017	2016	2017	2016	2017	2016
Service cost	$4.4	$4.7	$6.6	$6.4	$0.3	$0.3
Interest cost	21.6	22.7	14.1	19.4	0.7	0.8
Expected return on plan assets	(32.2)	(33.9)	(22.2)	(23.5)	—	—
Amortization of prior service cost (credit)	0.5	2.6	(0.6)	0.1	(0.7)	(0.6)
Amortization of net loss	4.2	3.5	4.6	3.1	—	—
Settlement / curtailment loss	—	—	12.8	0.1	—	—
Net periodic pension (benefit) expense	$(1.5)	$(0.4)	$15.3	$5.6	$0.3	$0.5

For the three and six months ended July 1, 2017, the Company recorded pre-tax charges of approximately $0.3 million and $12.8 million, respectively, reflecting losses previously reported in accumulated other comprehensive loss related to a non-U.S. pension plan for which the Company settled its obligation by purchasing an annuity and making lump sum payments to participants.

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
The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis for each of the hierarchy levels:

(Millions of Dollars)	Total	Level 1	Level 2	Level 3
July 1, 2017
Money market fund	$3.2	$3.2	$—	$—
Derivative assets	$24.1	$—	$24.1	$—
Derivative and non-derivative liabilities	$563.3	$—	$563.3	$—
Contingent consideration liability	$84.0	$—	$—	$84.0
December 31, 2016
Money market fund	$4.3	$4.3	$—	$—
Derivative assets	$110.2	$—	$110.2	$—
Derivative liabilities	$97.6	$—	$97.6	$—
The following table presents the carrying values and fair values of the Company's financial assets and liabilities, as well as the Company's debt, as of July 1, 2017 and December 31, 2016:

	July 1, 2017		December 31, 2016
(Millions of Dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
Other investments	$8.9	$9.4	$8.9	$9.2
Derivative assets	$24.1	$24.1	$110.2	$110.2
Derivative and non-derivative liabilities	$563.3	$563.3	$97.6	$97.6
Long-term debt, including current portion	$3,825.9	$4,023.9	$3,823.1	$3,967.4
As discussed in Note F, Acquisitions, the Company recorded a contingent consideration liability in the first quarter of 2017 relating to the Craftsman brand acquisition representing the Company's obligation to make future payments to Sears Holdings of between 2.5% and 3.5% on new Stanley Black & Decker sales of Craftsman products through March 2032. The first payment is due the first quarter of 2020 relating to royalties owed for the previous eleven quarters, and future payments will be due quarterly through the first quarter of 2032. The estimated fair value of this liability is $84.0 million at July 1, 2017. The fair value was estimated using Level 3 inputs, including the contractual royalty rates and future sales projections. There was no change in the fair value of the contingent consideration from the date of acquisition through July 1, 2017.

The Company had no other significant non-recurring fair value measurements, nor any other financial assets or liabilities measured using Level 3 inputs, during the first six months of 2017 or 2016.
The money market fund and other investments outlined in the tables above relate to the West Coast Loading Corporation ("WCLC") trust and are considered Level 1 instruments within the fair value hierarchy. The long-term debt instruments are considered Level 2 instruments and are measured using the stated cash flows in each obligation discounted at the Company’s marginal borrowing rates. The differences between the carrying values and fair values of long-term debt are attributable to the stated interest rates differing from the Company's marginal borrowing rates. The fair values of the Company's variable rate short-term borrowings approximate their carrying values at July 1, 2017 and December 31, 2016. The fair values of foreign currency and interest rate swap agreements, comprising the derivative assets and liabilities in the table above, are based on current settlement values.
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

N.    Other Costs and Expenses
Other, net is primarily comprised of intangible asset amortization expense, currency-related gains or losses, environmental remediation expense and acquisition-related transaction and consulting costs. Acquisition-related transaction and consulting costs, primarily related to the Newell Tools and Craftsman brand acquisitions, of $5.6 million and $45.6 million were included in Other, net for the three and six months ended July 1, 2017, respectively.

O.    Restructuring Charges
A summary of the restructuring reserve activity from December 31, 2016 to July 1, 2017 is as follows:

(Millions of Dollars)	December 31, 2016	Net Additions	Usage	Currency	July 1, 2017
Severance and related costs	$21.4	$18.1	$(18.8)	$1.2	$21.9
Facility closures and asset impairments	14.2	5.7	(13.9)	0.1	6.1
Total	$35.6	$23.8	$(32.7)	$1.3	$28.0
For the six months ended July 1, 2017, the Company recognized net restructuring charges of $23.8 million. This amount reflects $18.1 million of net severance charges associated with the reduction of approximately 325 employees. The Company also had $5.7 million of facility closure and other restructuring costs.
For the three months ended July 1, 2017, the Company recognized net restructuring charges of $8.0 million. This amount reflects $6.3 million of net severance charges associated with the reduction of approximately 142 employees. The Company also had $1.7 million of facility closure and other restructuring costs.
The majority of the $28.0 million of reserves remaining as of July 1, 2017 is expected to be utilized within the next 12 months.

Segments: The $24 million of net restructuring charges for the six months ended July 1, 2017 includes: $9 million pertaining to the Tools & Storage segment; $9 million pertaining to the Security segment; $5 million pertaining to the Industrial segment and $1 million pertaining to Corporate.

The $8 million of net restructuring charges for the three months ended July 1, 2017 includes: $3 million pertaining to the Tools & Storage segment; $2 million pertaining to the Security segment; $2 million pertaining to the Industrial segment and $1 million pertaining to Corporate.

P.	Income Taxes

The Company recognized income tax expense of $80.5 million and $160.0 million for the three and six months ended July 1, 2017, respectively, resulting in effective tax rates of 22.5% and 19.3%, respectively. The effective tax rates differ from the U.S. statutory tax rate during these periods primarily due to a portion of the Company’s earnings being realized in lower-taxed foreign jurisdictions, the utilization of U.S. tax attributes during the first quarter of 2017 due to the divestiture of the mechanical security businesses and the favorable settlement of certain income tax audits during the second quarter of 2017. Non-deductible transaction costs and other acquisition-related restructuring items partially offset the net tax benefits mentioned above for the three and six months ended July 1, 2017. Excluding the impact of the divestitures and acquisition-related charges for the three and six months ended July 1, 2017, the effective tax rates were 23.5% and 24.1%, respectively.

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

The Security segment is comprised of the Convergent Security Solutions ("CSS") and Mechanical Access Solutions ("MAS") businesses. The CSS business designs, supplies and installs electronic security systems and provides electronic security services, including alarm monitoring, video surveillance, fire alarm monitoring, systems integration and system maintenance. Purchasers of these systems typically contract for ongoing security systems monitoring and maintenance at the time of initial equipment installation. The business also sells healthcare solutions, which include asset tracking, infant protection, pediatric protection, patient protection, wander management, fall management, and emergency call products. The MAS business primarily sells automatic doors.

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

	Second Quarter		Year-to-Date
(Millions of Dollars)	2017	2016	2017	2016
NET SALES
Tools & Storage	$2,259.5	$1,931.6	$4,114.0	$3,638.5
Security	473.7	537.7	952.2	1,041.9
Industrial	496.3	463.1	968.9	924.1
Total	$3,229.5	$2,932.4	$6,035.1	$5,604.5
SEGMENT PROFIT
Tools & Storage	$374.3	$362.5	$661.6	$624.5
Security	51.9	67.7	102.8	127.9
Industrial	96.4	78.8	182.7	154.8
Segment profit	522.6	509.0	947.1	907.2
Corporate overhead	(49.1)	(47.0)	(93.0)	(95.4)
Other, net	(60.3)	(47.6)	(166.5)	(93.8)
(Loss) gain on sales of businesses	(0.9)	—	268.3	—
Pension settlement	(0.3)	—	(12.8)	—
Restructuring charges	(8.0)	(10.2)	(23.8)	(18.2)
Interest expense	(56.0)	(47.7)	(107.3)	(95.0)
Interest income	9.7	5.5	18.3	11.3
Earnings before income taxes	$357.7	$362.0	$830.3	$616.1

The following table is a summary of total assets by segment as of July 1, 2017 and December 31, 2016:

(Millions of Dollars)	July 1, 2017	December 31, 2016
Tools & Storage	$12,860.2	$8,512.4
Security	3,249.0	3,139.0
Industrial	3,508.2	3,359.0
	19,617.4	15,010.4
Assets held for sale	—	523.4
Corporate assets	(305.1)	101.1
Consolidated	$19,312.3	$15,634.9

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

The Environmental Protection Agency (“EPA”) has asserted claims in federal court in Rhode Island against certain current and former affiliates of Black & Decker related to environmental contamination found at the Centredale Manor Restoration Project Superfund ("Centredale") site, located in North Providence, Rhode Island. The EPA has discovered a variety of contaminants at the site, including but not limited to, dioxins, polychlorinated biphenyls, and pesticides. The EPA alleges that Black & Decker and certain of its current and former affiliates are liable for site clean-up costs under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") as successors to the liability of Metro-Atlantic, Inc., a former operator at the site, and demanded reimbursement of the EPA’s costs related to this site. Black & Decker and certain of its current and former affiliates contest the EPA's allegation that they are responsible for the contamination, and have asserted contribution claims, counterclaims and cross-claims against a number of other PRPs, including the federal government as well as insurance carriers. The EPA released its Record of Decision ("ROD") in September 2012, which identified and described the EPA's selected remedial alternative for the site. Black & Decker and certain of its current and former affiliates are contesting the EPA's selection of the remedial alternative set forth in the ROD, on the grounds that the EPA's actions were arbitrary and capricious and otherwise not in accordance with law, and have proposed other equally-protective, more cost-effective alternatives. On June 10, 2014, the EPA issued an Administrative Order under Sec. 106 of CERCLA, instructing Emhart Industries, Inc. and Black & Decker to perform the remediation of Centredale pursuant to the ROD. Black & Decker and Emhart Industries, Inc. dispute the factual, legal and scientific bases cited by the EPA for such an Order and have provided the EPA with numerous good-faith bases for Black & Decker’s and Emhart Industries, Inc.’s declination to comply with the Order at this time. Black & Decker and Emhart Industries, Inc. continue to vigorously litigate the issue of their liability for environmental conditions at the Centredale site, including the completion of the Phase 1 trial in late July, 2015. The Court in this initial phase of trial found that dioxin contamination at the Centredale site was not “divisible,” and that Emhart was jointly and severally liable for dioxin contamination at the Site. The next two phases of trial will address whether the EPA’s proposed remedy for the Site is “arbitrary and capricious,” and if necessary, the allocation of liability to other parties who may have contributed to contamination of the Site with dioxins, PCB’s and other contaminants of concern. The second phase of the trial addressing the remedy and certain other issues commenced on September 26, 2016 and closing arguments were held on April 4, 2017. The Company believes it is likely that the Court will issue a decision in the second half of 2017. The Company's estimated remediation costs related to the Centredale site (including the EPA’s past costs as well as costs of additional investigation, remediation, and related costs such as EPA’s oversight costs, less escrowed funds contributed by primary PRPs who have reached settlement agreements with the EPA), which the Company considers to be probable and reasonably estimable, range from approximately $68.1 million to $139.7 million, with no amount within that range representing a more likely outcome until such time as the litigation is resolved through judgment or compromise. The Company’s reserve for this environmental remediation matter of $68.1 million reflects the fact that the EPA considers Metro-Atlantic, Inc. to be a primary source of contamination at the site. As the specific nature of the environmental remediation activities that may be mandated by the EPA at this site have not yet been finally determined through the on-going litigation, the ultimate remedial costs associated with the site may vary from the amount accrued by the Company at July 1, 2017.
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
The Company’s policy is to accrue environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In the event that no amount in the range of probable loss is considered most likely, the minimum loss in the range is accrued. The amount of liability recorded is based on an evaluation of currently available facts with respect to each individual site and includes such factors as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. The liabilities recorded do not take into account any claims for recoveries from insurance or third parties. As assessments and remediation progress at individual sites, the amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. As of July 1, 2017 and December 31, 2016 the Company had reserves of $176.4 million and $160.9 million, respectively, for remediation activities associated with Company-owned properties, as well as for Superfund sites, for losses that are probable and estimable. Of the 2017 amount, $20.8 million is classified as current and $155.6 million as long-term which is expected to be paid over the estimated remediation period. As of July 1, 2017, the Company has recorded $12.1 million in other assets related to funding received by the EPA and placed in a trust in accordance with the final settlement with the EPA, embodied in a Consent Decree approved by the United States District Court for the Central District of California on July 3, 2013. Per the Consent Decree, Emhart Industries, Inc. (a dissolved, former indirectly wholly-owned subsidiary of The Black & Decker Corporation) (“Emhart”) has agreed to be responsible for an interim remedy at a site located in Rialto, California and formerly operated by West Coast Loading Corporation (“WCLC”), a defunct company for which Emhart was alleged to be liable as a successor. The remedy will be funded by (i) the amounts received from the EPA as gathered from multiple parties, and, to the extent necessary, (ii) Emhart's affiliate.  The interim remedy requires the construction of a water treatment facility and the filtering of ground water at or around the site for a period of approximately 30 years or more. Accordingly, as of July 1, 2017, the Company's cash obligation associated with the aforementioned remediation activities including WCLC is $164.3 million. The range of environmental remediation costs that is reasonably possible is $144.8 million to $285.3 million which is subject to change in the near term. The Company may be liable for environmental remediation of sites it no longer owns. Liabilities have been recorded on those sites in accordance with policy.

The Company and approximately 60 other companies comprise the Lower Passaic Cooperating Parties Group (the “CPG”). The CPG members and other companies are parties to a May 2007 Administrative Settlement Agreement and Order on Consent (“AOC”) with the EPA to perform a remedial investigation/feasibility study (“RI/FS”) of the lower seventeen miles of the Lower Passaic River in New Jersey (the “River”). The Company’s potential liability stems from former operations in Newark, New Jersey. As an interim step related to the 2007 AOC, on June 18, 2012, the CPG members voluntarily entered into an AOC with the EPA for remediation actions focused solely at mile 10.9 of the River. The Company’s estimated costs related to the RI/FS and focused remediation action at mile 10.9, based on an interim allocation, are included in its environmental reserves. On April 11, 2014, the EPA issued a Focused Feasibility Study (“FFS”) and proposed plan which addressed various early action remediation alternatives for the lower 8.3 miles of the River. The EPA received public comment on the FFS and proposed plan (including comments from the CPG and other entities asserting that the FFS and proposed plan do not comply with CERCLA) which public comment period ended on August 20, 2014. The CPG submitted to the EPA a draft RI report in February 2015 and draft FS report in April 2015 for the entire lower seventeen miles of the River. On March 4, 2016, the EPA issued a ROD selecting the remedy for the lower 8.3 miles of the River. The cleanup plan adopted by the EPA is now considered a final action for the lower 8.3 miles of the River and will include the removal of 3.5 million cubic yards of sediment, placement of a cap over the entire lower 8.3 miles of the River, and, according to the EPA, will cost approximately $1.4 billion and take 6 years to implement after the remedial design is completed. (The EPA estimates that the remedial design will take four years to complete.) The Company and 105 other parties received a letter dated March 31, 2016 from the EPA notifying such parties of potential liability for the costs of the cleanup of the lower 8.3 miles of the River and a letter dated March 30, 2017 stating that the EPA had offered 20 of the parties (not including the Company) an early cash out settlement. In a letter dated May 17, 2017, the EPA stated that these 20 parties did not discharge any of the eight hazardous substances identified in the lower 8.3 mile ROD as the contaminants of concern.  In the March 30, 2017 letter, the EPA stated that other parties who did not discharge dioxins, furans or polychlorinated biphenyls (which are considered the contaminants of concern posing the greatest risk to human health or the environment) may also be eligible for cash out settlement, but expects those parties’ allocation to be determined through a complex settlement analysis using a third party allocator.  The Company asserts that it did not discharge dioxins, furans or polychlorinated biphenyls and should be eligible for a cash out settlement.There has been no determination as to how the RI/FS will be modified in light of the EPA’s decision to implement a final action for the lower 8.3 miles of the River. At this time, the Company cannot reasonably estimate its liability related to the remediation efforts, excluding the RI/FS and remediation actions at mile 10.9, as the RI/FS is ongoing, the ultimate remedial approach and associated cost for the upper portion of the River has not yet been determined, and the parties that will participate in funding the remediation and their respective allocations are not yet known. On September 30, 2016, Occidental Chemical Corporation entered into an agreement with EPA to perform the remedial design for the cleanup plan for the lower 8.3 miles of the river.

Per the terms of a Final Order and Judgment approved by the United States District Court for the Middle District of Florida on January 22, 1991, Emhart is responsible for a percentage of remedial costs arising out of the Kerr McGee Chemical Corporation Superfund Site located in Jacksonville, Florida. On March 15, 2017, the Company received formal notification from the EPA that the EPA had issued a ROD selecting the preferred alternative identified in the Proposed Cleanup Plan. The cleanup adopted by the EPA is currently estimated to cost approximately $68.7 million. Accordingly, in the first quarter of 2017, the Company increased its reserve by $17 million which was recorded in Other, net in the Consolidated Statements of Operations and Comprehensive Income.
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

S.    Guarantees
The Company’s financial guarantees at July 1, 2017 are as follows:

(Millions of Dollars)	Term	Maximum Potential Payment	Carrying Amount of Liability
Guarantees on the residual values of leased assets	One to five years	$83.5	$—
Standby letters of credit	Up to three years	71.0	—
Commercial customer financing arrangements	Up to six years	73.0	26.8
Total		$227.5	$26.8
The Company has guaranteed a portion of the residual values of leased assets arising from its synthetic lease program. The lease guarantees are for an amount up to $83.5 million while the fair value of the underlying assets is estimated at $95.2 million. The related assets would be available to satisfy the guarantee obligations and therefore it is unlikely the Company will incur any future loss associated with these guarantees.

The Company has issued $71.0 million in standby letters of credit that guarantee future payments which may be required under certain insurance programs.

The Company provides various limited and full recourse guarantees to financial institutions that provide financing to U.S. and Canadian Mac Tool distributors and franchisees for their initial purchase of the inventory and trucks necessary to function as a distributor and franchisee. In addition, the Company provides limited and full recourse guarantees to financial institutions that extend credit to certain end retail customers of its U.S. Mac Tool distributors and franchisees. The gross amount guaranteed in these arrangements is $73.0 million and the $26.8 million carrying value of the guarantees issued is recorded in debt and other liabilities as appropriate in the Condensed Consolidated Balance Sheets.

The Company provides product and service warranties which vary across its businesses. The types of warranties offered generally range from one year to limited lifetime, and certain branded products recently acquired carry a lifetime warranty. There are also certain products with no warranty. Further, the Company sometimes incurs discretionary costs to service its products in connection with product performance issues. Historical warranty and service claim experience forms the basis for warranty obligations recognized. Adjustments are recorded to the warranty liability as new information becomes available.

The changes in the carrying amount of product and service warranties for the six months ended July 1, 2017 and July 2, 2016 are as follows:

(Millions of Dollars)	2017	2016
Balance beginning of period	$103.4	$105.4
Warranties and guarantees issued	50.4	46.2
Warranty payments and currency	(47.1)	(44.6)
Balance end of period	$106.7	$107.0

T.    Divestitures

On January 3, 2017, the Company sold a small business within the Tools & Storage segment for $25.6 million. During the second quarter of 2017, the Company received additional proceeds of $0.5 million as a result of the finalization of the purchase price. On February 22, 2017, the Company sold the majority of its mechanical security businesses within the Security segment, which includes the commercial hardware brands of Best Access, phi Precision and GMT, for net proceeds of $719.2 million. As a result of these sales, the Company recognized an after-tax gain of $237.5 million in the first half of 2017, primarily related to the sale of the mechanical security businesses. Neither of these disposals qualify as discontinued operations in accordance with ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, and therefore, are included in the Company's continuing operations for all periods presented through the dates of sale in 2017.

Following is the pre-tax income for these businesses for the three and six months ended July 1, 2017 and July 2, 2016:

	Second Quarter		Year-to-Date
(Millions of Dollars)	2017	2016	2017	2016
Pre-tax income	$—	$13.9	$0.6	$20.4

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

In March 2017, the Company acquired the Tools business of Newell Brands ("Newell Tools"), which is an important step in the Company's quest to strengthen its presence in the global tools industry, and the Craftsman brand, which grants the Company the rights to develop, manufacture and sell Craftsman®-branded products in non-Sears Holdings channels. Furthermore, in February 2017, the Company completed the sale of the majority of its mechanical security businesses, which allowed the Company to deploy capital in a more accretive and growth-oriented manner.

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
Divestitures
On February 22, 2017, the Company completed the sale of the majority of its mechanical security businesses, which included the commercial hardware brands of Best Access, phi Precision and GMT. The sale allowed the Company to deploy capital in a more accretive and growth-oriented manner. On January 3, 2017, the Company sold a small business within the Tools & Storage segment.
Certain Items Impacting Earnings
Throughout MD&A, the Company has provided a discussion of the outlook and results both inclusive and exclusive of acquisition-related charges and gain on sales of businesses. The acquisition-related charges relate primarily to the Newell Tools and Craftsman brand acquisitions. The amounts and measures, including gross profit and segment profit, on a basis excluding such charges are considered relevant to aid analysis and understanding of the Company’s results aside from the material impact of these charges. In addition, these measures are utilized internally by management to understand business trends, as once the anticipated cost synergies from the Newell Tools and the Craftsman brand acquisitions are realized, such charges are not expected to recur. These amounts for the three and six months ended July 1, 2017 are as follows:

Acquisition-Related Charges
During the three months ended July 1, 2017, the Company reported $42 million in pre-tax acquisition-related charges, which were comprised of the following:

•	$26 million reducing Gross Profit pertaining to amortization of the inventory step-up adjustments for the Newell Tools and Craftsman brand acquisitions;

•	$8 million in SG&A primarily for integration-related costs and consulting fees;

•	$6 million in Other, net primarily for deal transaction costs; and

•	$2 million in Restructuring charges pertaining to employee severance.
The tax effect on the above charges during the second quarter of 2017 was $13 million, resulting in after-tax charges of $29 million, or $0.19 per diluted share.
During the six months ended July 1, 2017, the Company reported $100 million in pre-tax acquisition-related charges, which were comprised of the following:

•	$33 million reducing Gross Profit pertaining to amortization of the inventory step-up adjustments for the Newell Tools and Craftsman brand acquisitions;

•	$19 million in SG&A primarily for integration-related costs and consulting fees;

•	$46 million in Other, net primarily for deal transaction costs; and

•	$2 million in Restructuring charges pertaining to employee severance.
The tax effect on the above charges during the first half of 2017 was $30 million, resulting in after-tax charges of $70 million, or $0.46 per diluted share.
Gain on Sales of Businesses
The Company reported a $268 million pre-tax gain in the first half of 2017 relating to the previously discussed sales of the majority of the mechanical security businesses and a small business in the Tools & Storage segment. The tax effect of the gain was $30 million, resulting in an after-tax gain of $238 million, or $1.56 per diluted share.
2017 Outlook
This outlook discussion is intended to provide broad insight into the Company’s near-term earnings and cash flow generation prospects. The Company is raising its 2017 EPS outlook to $8.05 - $8.25 ($7.18 - $7.38 excluding acquisition-related charges and gain on sales of businesses) from $7.95 - $8.15 ($7.08 - $7.28 excluding acquisition-related charges and gain on sales of businesses) due to higher organic growth expectations. The Company is also reiterating its free cash flow conversion estimate, defined as free cash flow divided by net income, excluding the gain on the sale of businesses, of approximately 100%.

RESULTS OF OPERATIONS
Net Sales: Net sales were $3.230 billion in the second quarter of 2017 compared to $2.932 billion in the second quarter of 2016, representing an increase of 10% fueled by strong organic growth of 7%. Acquisitions, primarily Newell Tools, and volume increased sales by 7% and 8%, respectively, while the impact of businesses sold decreased sales by 3%. Foreign currency and price both decreased sales by 1%. Tools & Storage net sales increased 17% compared to the second quarter of 2016 due to strong organic growth of 8%, with solid growth across all regions, and acquisition growth of 11%, partially offset by 1% declines from both foreign currency pressure and the sale of a small business in the first quarter of 2017. Net sales in the Security segment decreased 12% compared to the second quarter of 2016 as organic growth of 2% and small bolt-on electronic acquisition sales of 2% were more than offset by declines of 14% from the sale of the majority of the mechanical security businesses and 2% from foreign currency. Industrial net sales increased 7% compared to the second quarter of 2016 primarily due to a 9% increase in volume, fueled by organic sales growth of 6% in Engineered Fastening and 19% in Infrastructure, partially offset by a 2% decrease in foreign currency.

Net sales were $6.035 billion in the first half of 2017 compared to $5.605 billion in the first half of 2016, representing an increase of 8% fueled by strong organic growth of 6%. Acquisitions, primarily Newell Tools, and volume increased sales by 5% and 6%, respectively, while the impact of businesses sold in the first quarter of 2017 and foreign currency decreased sales by 2% and 1%, respectively. Tools & Storage net sales increased 13% compared to the first half of 2016 due to strong organic growth of 7%, fueled by solid growth across all regions, and acquisition growth of 8%, partially offset by 1% declines from both the sale of a small business in the first quarter of 2017 and foreign currency pressure. Net sales in the Security segment declined 9% compared to the first half of 2016 as organic growth of 2% and small bolt-on electronic acquisition sales of 1% were more than offset by declines of 10% from the sale of the majority of the mechanical security businesses and 2% from foreign currency. Industrial net sales increased 5% compared to the first half of 2016 primarily due to a 7% increase in volume, fueled by organic sales growth of 5% in Engineered Fastening and 11% in Infrastructure, partially offset by a 1% decrease in both price and foreign currency.

Gross Profit: Gross profit was $1.212 billion, or 37.5% of net sales, in the second quarter of 2017 compared to $1.129 billion, or 38.5% of net sales, in the second quarter of 2016. Acquisition-related charges, which reduced gross profit, were $26.1 million for the three months ended July 1, 2017, relating to the amortization of the inventory step-up adjustments for the Newell Tools and Craftsman brand acquisitions. Excluding acquisition-related charges, gross profit was 38.3% of net sales for the three months ended July 1, 2017 compared to 38.5% of net sales for the three months ended July 2, 2016, as price, currency, and commodity inflation more than offset volume leverage and productivity.

Gross profit was $2.278 billion, or 37.7% of net sales, in the first half of 2017 compared to $2.107 billion, or 37.6% of net sales, in the first half of 2016. Acquisition-related charges, which reduced gross profit, were $32.9 million for the six months ended July 1, 2017, relating to the amortization of the inventory step-up adjustments for the Newell Tools and Craftsman brand acquisitions. Excluding acquisition-related charges, gross profit was 38.3% of net sales for the six months ended July 1, 2017, compared to 37.6% of net sales for the six months ended July 2, 2016. The year-over-year increase in the profit rate was attributable to volume leverage, productivity and cost actions, which more than offset currency and commodity inflation.

SG&A Expenses: SG&A, inclusive of the provision for doubtful accounts, was $738.7 million, or 22.9% of net sales, in the second quarter of 2017 compared to $666.9 million, or 22.7% of net sales, in the second quarter of 2016. Within SG&A, acquisition-related integration and consulting costs totaled $8.7 million for the three months ended July 1, 2017. Excluding these charges, SG&A was 22.6% of net sales for the three months ended July 1, 2017 compared to 22.7% for the three months ended July 2, 2016 as continued tight cost management more than offset investments in SFS 2.0 growth initiatives.

On a year-to-date basis, SG&A, inclusive of the provision for doubtful accounts, was $1.423 billion, or 23.6% of net sales, in 2017 compared to $1.295 billion, or 23.1% of net sales, in 2016. Within SG&A, acquisition-related integration and consulting costs totaled $19.4 million for the six months ended July 1, 2017. Excluding these charges, SG&A was 23.3% of net sales for the six months ended July 1, 2017 compared to 23.1% for the six months ended July 2, 2016, reflecting investments in SFS 2.0 growth initiatives moderated by continued tight cost management.

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

Corporate Overhead: The corporate overhead element of SG&A, which is not allocated to the business segments, amounted to $49.1 million, or 1.5% of net sales, in the second quarter of 2017 compared to $47.0 million, or 1.6% of net sales, in the corresponding period of 2016. On a year-to-date basis, the corporate overhead element of SG&A, amounted to $93.0 million, or 1.5% of net sales, in 2017 compared to $95.4 million, or 1.7% of net sales, in 2016.

Other, net: Other, net amounted to $60.3 million and $166.5 million for the three and six months ended July 1, 2017, respectively. Excluding acquisition-related transaction costs of $5.6 million and $45.6 million for the three and six months ended July 1, 2017, respectively, Other, net totaled $54.7 million and $120.9 million for the three and six months ended July 1, 2017, respectively. Other, net amounted to $47.6 million and $93.8 million for the three and six months ended July 2, 2016, respectively. The year-over-year increase in both periods was primarily driven by higher amortization expense, negative impacts of foreign currency and a one-time environmental remediation charge of $17 million in the first quarter of 2017 relating to a legacy Black & Decker site.

Gain on Sales of Businesses: In the first half of 2017, the gain on sales of businesses totaled $268.3 million primarily relating to the sale of the majority of the Company's mechanical security businesses, as previously discussed.

Pension settlement: Pension settlement of $0.3 million and $12.8 million for the three and six months ended July 1, 2017, respectively, reflects losses previously reported in accumulated other comprehensive loss related to a non-U.S. pension plan for which the Company settled its obligation by purchasing an annuity and making lump sum payments to participants.

Interest, net: Net interest expense was $46.3 million in the second quarter of 2017 compared to net interest expense of $42.2 million in the second quarter of 2016. On a year-to-date basis, net interest expense was $89.0 million in 2017 compared to $83.7 million in 2016. The year-over-year increase is primarily due to the termination of interest rate swaps in June 2016 hedging the Company's fixed rate debt.

Income Taxes: The Company recognized income tax expense of $80.5 million and $160.0 million for the three and six months ended July 1, 2017, respectively, resulting in effective tax rates of 22.5% and 19.3%, respectively. The effective tax rates differ from the U.S. statutory tax rate during these periods primarily due to a portion of the Company’s earnings being realized in lower-taxed foreign jurisdictions, the utilization of U.S. tax attributes during the first quarter of 2017 due to the divestiture of the mechanical security businesses and the favorable settlement of certain income tax audits during the second quarter of 2017. Non-deductible transaction costs and other acquisition-related restructuring items partially offset the net tax benefits mentioned above for the three and six months ended July 1, 2017. Excluding the impact of the divestitures and acquisition-related charges, the effective tax rates were 23.5% and 24.1%, for the three and six months ended July 1, 2017, respectively.

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
Tools & Storage:

	Second Quarter		Year-to-Date
(Millions of Dollars)	2017	2016	2017	2016
Net sales	$2,259.5	$1,931.6	$4,114.0	$3,638.5
Segment profit	$374.3	$362.5	$661.6	$624.5
% of Net sales	16.6%	18.8%	16.1%	17.2%
Tools & Storage net sales increased $327.9 million, or 17%, in the second quarter of 2017 compared to the second quarter of 2016. Organic sales increased 8% primarily due to organic growth of 9% in North America, 8% in Europe, and 3% in emerging markets. Share gains in North America were aided by a healthy U.S. tool market, along with new products, including sales from the DEWALT FlexVolt system, and consistently strong commercial execution. Industrial channels within North America delivered high-single-digit growth reflecting improving market conditions and strength within MAC Tools. Europe delivered share gains, with another quarter of above-market organic growth enabled by new products and successful commercial actions. Organic growth within the emerging markets, led by Latin America, was driven by the continued success of mid-price-point product releases, higher e-commerce volumes and price. Acquisition sales from Newell Tools and Craftsman contributed 11% to overall sales growth in the second quarter of 2017, while foreign currency and the sale of a small business in the first quarter of 2017 each resulted in a 1% decrease.
On a year-to-date basis, net sales increased $475.5 million, or 13%, in the first half of 2017 compared to the first half of 2016. Organic sales increased 7% primarily due to organic growth of 8% in North America, 7% in Europe, and 2% in emerging markets. Acquisition sales from Newell Tools and Craftsman contributed 8% to overall sales growth in the first half of 2017, while foreign currency and the sale of a small business in the first quarter of 2017 each resulted in a 1% decrease.

Segment profit for the second quarter of 2017 was $374.3 million, or 16.6% of net sales, compared to $362.5 million, or 18.8% of net sales, in the corresponding 2016 period. Excluding acquisition-related charges of $34.1 million, segment profit amounted to 18.1% of net sales in the second quarter of 2017, compared to 18.8% of net sales in the second quarter of 2016, as growth investments, price and commodity inflation more than offset volume leverage and productivity.
Year-to-date segment profit for the Tools & Storage segment was $661.6 million, or 16.1% of net sales, in 2017 compared to $624.5 million, or 17.2% of net sales, in the corresponding 2016 period. Excluding acquisition-related charges of $51.4 million, segment profit amounted to 17.3% of net sales in the first half of 2017 compared to 17.2% of net sales in the first half of 2016.
Security:

	Second Quarter		Year-to-Date
(Millions of Dollars)	2017	2016	2017	2016
Net sales	$473.7	$537.7	$952.2	$1,041.9
Segment profit	$51.9	$67.7	$102.8	$127.9
% of Net sales	11.0%	12.6%	10.8%	12.3%
Security net sales decreased $64.0 million, or 12%, in the second quarter of 2017 compared to the second quarter of 2016 as organic growth of 2% and small bolt-on electronic security acquisitions of 2% were more than offset by lower sales of 14% resulting from the sale of the majority of the mechanical security businesses and foreign currency declines of 2%. North America organic growth accelerated to 4% on higher installation volumes within the commercial electronic security and automatic doors businesses. Europe was flat organically as strength within the Nordics and UK was offset by anticipated and continued weakness in France.
On a year-to-date basis, net sales decreased $89.7 million, or 9%, in the first half of 2017 compared to the first half of 2016, as 2% organic growth and small bolt-on electronic security acquisitions of 1% were offset by lower sales of 10% resulting from the sale of the majority of the mechanical security businesses and a 2% decrease due to foreign currency.
Security segment profit for the second quarter of 2017 was $51.9 million, or 11.0% of net sales, compared to $67.7 million, or 12.6% of net sales, in the corresponding 2016 period. Excluding acquisition-related charges of $0.7 million, segment profit amounted to 11.1% of net sales in the second quarter of 2017 compared to 12.6% in the second quarter of 2016. The year-over-year change in the segment profit rate reflects an approximate 120 basis point decline related to the sale of the majority of the Company's mechanical security businesses, as well as impacts of mix and funding growth investments.
Year-to-date segment profit for the first half of 2017 was $102.8 million, or 10.8% of net sales, compared to $127.9 million, or 12.3% of net sales, in the corresponding 2016 period. Excluding acquisition-related charges of $0.9 million, segment profit amounted to 10.9% of net sales in the first half of 2017 compared to 12.3% of net sales in the first half of 2016. The decrease in the segment profit rate was primarily due to the same factors that impacted the second quarter as discussed above.
Industrial:

	Second Quarter		Year-to-Date
(Millions of Dollars)	2017	2016	2017	2016
Net sales	$496.3	$463.1	$968.9	$924.1
Segment profit	$96.4	$78.8	$182.7	$154.8
% of Net sales	19.4%	17.0%	18.9%	16.8%
Industrial net sales increased $33.2 million, or 7%, in the second quarter of 2017 compared to the second quarter of 2016, due to a 9% increase in volume partially offset by a 2% decrease in foreign currency. Engineered Fastening organic revenues increased 6% as strong automotive system shipments supporting new customer platforms and volume growth within general industrial markets more than offset declines within electronics. Infrastructure organic revenues were up 19% on expanded Hydraulic Tools volumes from successful commercial actions and improved market conditions, as well as higher Oil & Gas volumes from accelerated North American pipeline project and inspection activity.
On a year-to-date basis, net sales increased $44.8 million, or 5%, in the first half of 2017 compared to the first half of 2016, due to a 7% increase in volumes and 1% decreases in both price and foreign currency. Engineered Fastening organic revenues increased 5% and Infrastructure organic revenues were up 11% primarily due to the same factors that impacted the second quarter as discussed above.

Industrial segment profit for the second quarter of 2017 was $96.4 million, or 19.4% of net sales, compared to $78.8 million, or 17.0% of net sales, in the corresponding 2016 period, primarily due to volume leverage, productivity gains and cost control.
Year-to-date segment profit for the Industrial segment was $182.7 million, or 18.9% of net sales, compared to $154.8 million, or 16.8% of net sales, in the corresponding 2016 period. The increase in the segment profit rate was primarily due to the same factors that impacted the second quarter as discussed above.

RESTRUCTURING ACTIVITIES
A summary of the restructuring reserve activity from December 31, 2016 to July 1, 2017 is as follows:

(Millions of Dollars)	December 31, 2016	Net Additions	Usage	Currency	July 1, 2017
Severance and related costs	$21.4	$18.1	$(18.8)	$1.2	$21.9
Facility closures and asset impairments	14.2	5.7	(13.9)	0.1	6.1
Total	$35.6	$23.8	$(32.7)	$1.3	$28.0
For the six months ended July 1, 2017, the Company recognized net restructuring charges of $23.8 million. This amount reflects $18.1 million of net severance charges associated with the reduction of approximately 325 employees. The Company also had $5.7 million of facility closure and other restructuring costs.
For the three months ended July 1, 2017, the Company recognized net restructuring charges of $8.0 million. This amount reflects $6.3 million of net severance charges associated with the reduction of approximately 142 employees. The Company also had $1.7 million of facility closure and other restructuring costs.
The Company expects these restructuring actions to result in annual net cost savings of approximately $21 million by the end of 2018.
The majority of the $28.0 million of reserves remaining as of July 1, 2017 is expected to be utilized within the next 12 months.

Segments: The $24 million of net restructuring charges for the six months ended July 1, 2017 includes: $9 million pertaining to the Tools & Storage segment; $9 million pertaining to the Security segment; $5 million pertaining to the Industrial segment and $1 million pertaining to Corporate.

The $8 million of net restructuring charges for the three months ended July 1, 2017 includes: $3 million pertaining to the Tools & Storage segment; $2 million pertaining to the Security segment; $2 million pertaining to the Industrial segment and $1 million pertaining to Corporate.

The anticipated annual net cost savings of approximately $21 million by the end of 2018 includes: $6 million in the Tools and Storage segment; $8 million in the Security segment; $6 million in the Industrial segment and $1 million in Corporate.

FINANCIAL CONDITION
Liquidity, Sources and Uses of Capital: The Company’s primary sources of liquidity are cash flows generated from operations and available lines of credit under various credit facilities.
Operating Activities: Cash flows provided by operations were $256.5 million in the second quarter of 2017 compared to $496.4 million in the corresponding period of 2016. Operating cash flows were negatively impacted by divestiture and acquisition-related payments of approximately $35.0 million in the second quarter of 2017. Outflows from working capital (accounts receivable, inventory, accounts payable and deferred revenue) were $159.1 million in the second quarter of 2017 compared to inflows of $57.6 million in the second quarter of 2016. The year-over-year change was primarily driven by increased working capital to support outsized organic growth in the Tools & Storage segment.
Year-to-date cash flows provided by operations were $110.9 million in the first half of 2017 compared to $403.3 million in the corresponding period of 2016. Operating cash flows were negatively impacted by divestiture and acquisition-related payments of approximately $65.0 million in the first half of 2017. Outflows from working capital were $569.3 million in the first half of 2017 compared to $210.4 million in the first half of 2016. The year-over-year change was primarily driven by increased working capital to support outsized organic growth in the Tools & Storage segment.

Free Cash Flow: Free cash flow, as defined in the table below, was $134.3 million in the second quarter of 2017 compared to $417.7 million in the second quarter of 2016. Free cash flow on a year-to-date basis was an outflow of $76.0 million in 2017, compared to an inflow of $259.7 million in 2016. The year-over-year changes were primarily due to increased working capital to support growth in the Tools & Storage segment and higher planned capital expenditures. Management considers free cash flow an important indicator of its liquidity, as well as its ability to fund future growth and provide a dividend to shareowners. Free cash flow does not include deductions for mandatory debt service, other borrowing activity, discretionary dividends on the Company’s common stock and business acquisitions, among other items.

	Second Quarter		Year-to-Date
(Millions of Dollars)	2017	2016	2017	2016
Net cash provided by operating activities	$256.5	$496.4	$110.9	$403.3
Less: capital and software expenditures	(122.2)	(78.7)	(186.9)	(143.6)
Free cash flow	$134.3	$417.7	$(76.0)	$259.7

Based on its potential to generate cash flow from operations on an annual basis and its credit position at July 1, 2017, the Company continues to believe over the long term it has the financial flexibility to deploy capital to its shareowners’ advantage through a combination of acquisitions, dividends and potential future share repurchases.

Investing Activities: Cash flows used in investing activities totaled $151.1 million in the second quarter of 2017 primarily due to net investment hedge settlements of $24.4 million and capital and software expenditures of $122.2 million. Cash flows used in investing activities totaled $82.0 million in the second quarter of 2016, which mainly consisted of capital and software expenditures of $78.7 million.

Year-to-date cash flows used in investing activities totaled $1.870 billion in 2017 primarily due to business acquisitions of $2.430 billion, mainly related to Newell Tools and the Craftsman brand, and capital and software expenditures of $186.9 million, partially offset by net cash proceeds from sales of businesses of $745.3 million. Cash flows used in investing activities totaled $163.7 million in the first half of 2016, which mainly consisted of capital and software expenditures of $143.6 million and small bolt-on electronic security acquisitions of $21.0 million.

Financing Activities: Cash flows provided by financing activities totaled $35.0 million in the second quarter of 2017 mainly due to $727.5 million in proceeds from the issuance of equity units (discussed further below), partially offset by $593.1 million of net repayments of short-term borrowings under the Company's commercial paper program and $86.5 million of cash dividend payments. Cash flows used in financing activities in the second quarter of 2016 were $165.9 million primarily due to $132.9 million of net repayments of short-term borrowings under the Company's commercial paper program and $79.8 million of cash dividend payments, partially offset by $27.0 million of cash proceeds relating to the termination of interest rate swaps and $23.7 million of proceeds from issuances of common stock.

Year-to-date cash flows provided by financing activities totaled $1.108 billion in 2017 mainly due to $727.5 million in proceeds from the issuance of equity units and $563.6 million of net short-term borrowings under the Company's commercial paper program primarily to fund acquisitions, partially offset by $173.2 million of cash dividend payments. Cash flows used in financing activities in 2016 were $121.4 million primarily due to repurchases of approximately 3.8 million common shares for $362.1 million and $159.4 million of cash dividends payments, partially offset by $348.3 million of net proceeds from short-term borrowings under the Company's commercial paper program, $32.2 million from issuances of common stock, and $27.0 million relating to the termination of interest rate swaps.

Credit Ratings & Liquidity:

The Company maintains strong investment grade credit ratings from the major U.S. rating agencies on its senior unsecured debt (S&P A, Fitch A-, Moody's Baa1), as well as its commercial paper program (S&P A-1, Fitch F2, Moody's P-2). There have been no changes to any of the ratings during the second quarter of 2017. Failure to maintain strong investment grade rating levels could adversely affect the Company’s cost of funds, liquidity and access to capital markets, but would not have an adverse effect on the Company’s ability to access committed credit facilities.

Cash and cash equivalents totaled $540 million as of July 1, 2017, comprised of $52 million in the U.S. and $488 million in foreign jurisdictions. As of December 31, 2016, cash and cash equivalents totaled $1.132 billion, which was predominantly held in foreign jurisdictions. Concurrent with the Black & Decker merger, the Company made a determination to repatriate certain legacy Black & Decker foreign earnings, on which U.S. income taxes had not previously been provided. As a result of this repatriation decision, the Company has recorded approximately $265 million and $261 million of associated deferred tax liabilities at July 1, 2017 and December 31, 2016, respectively. Current plans and liquidity requirements do not demonstrate a need to repatriate other foreign earnings. Accordingly, all other undistributed foreign earnings of the Company are considered to be permanently reinvested, or will be remitted substantially free of additional tax, consistent with the Company’s overall growth strategy internationally, including acquisitions and long-term financial objectives. No provision has been made for taxes that might be payable upon remittance of these undistributed foreign earnings. However, should management determine at a later point to repatriate additional foreign earnings, the Company would be required to accrue and pay taxes at that time.

In May 2017, the Company issued 7,500,000 Equity Units with a total notional value of $750.0 million (“$750 million Equity Units”). Each unit has a stated amount of $100 and initially consists of a three-year forward stock purchase contract for the purchase of a variable number of shares of common stock, on May 15, 2020, for a price of $100, and a 10% beneficial ownership interest in one share of 0% Series C Cumulative Perpetual Convertible Preferred Stock, without par, with a liquidation preference of $1,000 per share (“Series C Preferred Stock”). The Company received approximately $727.5 million in cash proceeds from the $750 million Equity Units, net of underwriting costs and commissions, before offering expenses, and issued 750,000 shares of Series C Preferred Stock, recording $750.0 million in preferred stock. The proceeds were used for general corporate purposes, including repayment of short-term borrowings. The Company also used $25.1 million of the proceeds to enter into capped call transactions utilized to hedge potential economic dilution.
In January 2017, the Company amended its existing $2.0 billion commercial paper program to increase the maximum amount of notes authorized to be issued to $3.0 billion and to include Euro denominated borrowings in addition to U.S. Dollars. As of July 1, 2017, the Company had $580 million of borrowings outstanding against the Company’s $3.0 billion commercial paper program, of which $457 million in Euro denominated commercial paper was designated as a Net Investment Hedge as described in more detail in Note I, Financial Instruments. At December 31, 2016, the Company had no commercial paper borrowings outstanding.
In January 2017, the Company executed a 364-day $1.3 billion committed credit facility (the "2017 Credit Agreement"). The 2017 Credit Agreement consists of a $1.3 billion revolving credit loan and a sub-limit of an amount equal to the Euro equivalent of $400 million for swing line advances. Borrowings under the 2017 Credit Agreement may be made in U.S. Dollars or Euros, pursuant to the terms of the agreement, and bear interest at a floating rate dependent on the denomination of the borrowing. Repayments must be made by January 17, 2018 or upon an earlier termination of the 2017 Credit Agreement at the election of the Company. The 2017 Credit Agreement serves as a liquidity back-stop for the Company’s $3.0 billion U.S. Dollar and Euro commercial paper program, also authorized and amended in January 2017, as discussed above. As of July 1, 2017, the Company had not drawn on this commitment.

The Company has a five-year $1.75 billion committed credit facility (the “Credit Agreement”). Borrowings under the Credit Agreement may include U.S. Dollars up to the $1.75 billion commitment or in Euro or Pounds Sterling subject to a foreign currency sub-limit of $400.0 million and bear interest at a floating rate dependent upon the denomination of the borrowing. Repayments must be made on December 18, 2020 or upon an earlier termination date of the Credit Agreement, at the election of the Company. The Credit Agreement is designated to be a liquidity back-stop for the Company's $2.0 billion commercial paper program. As of July 1, 2017 and December 31, 2016, the Company has not drawn on this commitment.

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

OTHER MATTERS
Critical Accounting Estimates: There have been no significant changes in the Company’s critical accounting estimates during the second quarter of 2017. Refer to the “Other Matters” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Form 10-K for the year ended December 31, 2016 for a discussion of the Company’s critical accounting estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no significant change in the Company’s exposure to market risk during the second quarter of 2017. Refer to the “Market Risk” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Form 10-K for the year ended December 31, 2016 for further discussion.

ITEM 4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of management, including the Company’s President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, the Company has, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined under Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Company’s President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer have concluded that, as of July 1, 2017, the Company’s disclosure controls and procedures are effective. There has been no change in the Company’s internal control over financial reporting that occurred during the second quarter of 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. In March 2017, the Company acquired Newell Tools for approximately $1.84 billion. Management's assessment of, and conclusion on, the effectiveness of internal control over financial reporting excludes the internal controls of Newell Tools. As part of the ongoing integration activities, the Company will complete an assessment of existing controls and incorporate its controls and procedures into Newell Tools.

CAUTIONARY STATEMENT
Under the Private Securities Litigation Reform Act of 1995

Statements in this Quarterly Report on Form 10-Q that are not historical, including but not limited to those regarding the Company’s ability to: (i) generate greater than 20% of annual revenues from emerging markets over time; (ii) achieve its objective of doubling the size of the Company to $22 billion in revenue by 2022 while expanding its margin rate; (iii) achieve full year 2017 EPS of approximately $8.05 - $8.25 ($7.18 - $7.38 excluding acquisition-related charges and gain on sales of businesses); (iv) achieve free cash flow conversion, defined as free cash flow divided by net income (excluding the gain on the sales of businesses), of approximately 100% for 2017; and (v) over time, return approximately 50% of free cash flow to shareholders through a strong and growing dividend, as well as opportunistically repurchasing its shares, with the remaining free cash flow (approximately 50%) deployed toward acquisitions, (collectively, the “Results”) are “forward-looking statements” and subject to risk and uncertainty.

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

The Company’s ability to deliver the Results is dependent, or based, upon: (i) continued improved results from the Company’s Industrial businesses; (ii) the Company’s ability to invest in product, brand and commercialization of the Craftsman brand in previously underpenetrated channels, enhance innovation and add manufacturing jobs in the U.S. to support growth; (iii) the Company’s ability to successfully integrate Newell Tools while remaining focused on its diversified industrial portfolio strategy; (iv) the Company’s ability to deliver overall organic growth of approximately 4.5%; (v) the Company’s ability to achieve incremental cost and productivity actions of approximately $0.10 per share and limit the impact of higher environmental charges included in “Other, net” to approximately negative $0.08 per share; (vi) commodity inflation combined with foreign exchange headwinds being approximately $100-$105 million in 2017; (vii) core (non-M&A) restructuring charges being approximately $50 million in 2017 (inclusive of the 1Q 2017 pension settlement of approximately $13 million), and 2017 tax rate being relatively consistent with the 2016 levels; (viii) the successful identification, completion and integration of, and realization of cost and revenue synergies associated with, acquisitions, as well as integration of existing businesses and formation of new business platforms; (ix) the continued acceptance of technologies used in the Company’s products and services (including the new DEWALT FlexVolt™ product); (x) the Company’s ability to manage existing Sonitrol franchisee and Mac Tools relationships; (xi) the Company’s ability to minimize costs associated with any sale or discontinuance of a business or product line, including any severance, restructuring, legal or other costs; (xii) the proceeds realized with respect to any business or product line disposals; (xiii) the extent of any asset impairments with respect to any businesses or product lines that are sold or discontinued; (xiv) the success of the Company’s efforts to manage freight costs, steel and other commodity costs as well as capital expenditures; (xv) the Company’s ability to sustain or increase prices in order to, among other things, offset or mitigate the impact of steel, freight, energy, non-ferrous commodity and other commodity costs and any inflation increases and/or currency impacts; (xvi) the Company’s ability to generate free cash flow and maintain a strong debt to capital ratio; (xvii) the Company’s ability to identify and effectively execute productivity improvements and cost reductions, while minimizing any associated restructuring charges; (xviii) the Company’s ability to obtain favorable settlement of tax audits; (xix) the ability of the Company to generate earnings sufficient to realize future income tax benefits during periods when temporary differences become deductible, including realizing tax credit carry forward amounts within the allowable carry forward periods; (xx) the continued ability of the Company to access credit markets under satisfactory terms; (xxi) the Company’s ability to negotiate satisfactory price and payment terms under which the Company buys and sells goods, services, materials and products; (xxii) the Company’s ability to successfully develop, market and achieve sales from new products and services; and (xxiii) the availability of cash to repurchase shares when conditions are right.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
The following table provides information about the Company’s purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the three months ended July 1, 2017:

2017	(a) Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of A Publicly Announced Program	(b) Maximum Number Of Shares That May Yet Be Purchased Under The Program
April 2 - May 6	15,085	$136.69	—	10,000,000
May 7 - June 3	—	—	—	10,000,000
June 4 - July 1	—	—	—	10,000,000
Total	15,085	$136.69	—	10,000,000

(a)
The shares of common stock in this column were deemed surrendered to the Company by participants in various benefit plans of the Company to satisfy the participants’ taxes related to vesting or delivery of time-vesting restricted share units under those plans.

(b)
On July 23, 2014, the Board of Directors approved a repurchase of up to 25 million shares of the Company's common stock. As of July 1, 2017, the remaining authorized shares for repurchase is 10.0 million shares. On July 20, 2017, the Board of Directors approved a new repurchase of up to 15 million shares of the Company's common stock and terminated the previously approved repurchase program. Furthermore, approximately 3.6 million shares are reserved for purchase in connection with the forward share purchase contract entered into in March 2015, which obligates the Company to pay $350.0 million plus additional amounts related to the forward component of the contracts to the financial institution counterparties not later than April 2019 or earlier at the Company's option. Refer to Note J, Equity Arrangements, of the Notes to (Unaudited) Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for further discussion.

ITEM 6. EXHIBITS

(3.1)	Certificate of Amendment to the Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed May 17, 2017).

(4.1)	Form of Corporate Unit (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed May 17, 2017).

(4.2)	Form of Treasury Unit (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on May 17, 2017).

(4.3)	Form of Cash Settled Unit (incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on May 17, 2017).

(4.4)	Preferred Stock Certificate (incorporated by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on May 17, 2017).

(10.1)
Underwriting Agreement, dated May 11, 2017, among Stanley Black & Decker, Inc. and Citigroup Global Markets, Inc., Credit Suisse Securities (USA) LLC, Goldman Sachs & Co. LLC and Wells Fargo Securities, LLC, as representatives of the underwriters named therein (incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed on May 17, 2017).

(10.2)
Purchase Contract and Pledge Agreement, dated May 17, 2017, among the Company, The Bank of New York Mellon Trust Company, National Association, as Purchase Contract Agent, and HSBC Bank USA, National Association, as Collateral Agent, Custodial Agent and Securities Intermediary (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on May 17, 2017).

(11.0)
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

(101)
The following materials from Stanley Black & Decker Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 1, 2017, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Operations and Comprehensive Income for the three and six months ended July 1, 2017 and July 2, 2016; (ii) Condensed Consolidated Balance Sheets at July 1, 2017 and December 31, 2016; (iii) Condensed Consolidated Statements of Cash Flows for the three and six months ended July 1, 2017 and July 2, 2016; and (iv) Notes to (Unaudited) Condensed Consolidated Financial Statements**.

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

STANLEY BLACK & DECKER, INC.

Date:	July 25, 2017	By:	/s/ DONALD ALLAN, JR.
Donald Allan, Jr.
Executive Vice President and Chief Financial Officer