Form 10-Q
period 2018-03-31
STANLEY BLACK & DECKER, INC.
filed 2018-04-23
CIK 93556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
154,309,717 shares of the registrant’s common stock were outstanding as of April 18, 2018.

PART I — FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2018 AND APRIL 1, 2017
(Unaudited, Millions of Dollars, Except Per Share Amounts)

	Year-to-Date
	2018	2017
Net Sales	$3,209.3	$2,856.3
Costs and Expenses
Cost of sales	$2,043.6	$1,790.3
Selling, general and administrative	778.8	682.0
Provision for doubtful accounts	6.8	8.3
Other, net	58.0	100.5
Gain on sales of businesses	—	(269.2)
Pension settlement	—	12.5
Restructuring charges	22.9	15.8
Interest expense	63.2	51.3
Interest income	(15.8)	(8.6)
	$2,957.5	$2,382.9
Earnings before income taxes	251.8	473.4
Income taxes	81.7	79.7
Net earnings	$170.1	$393.7
Less: Net loss attributable to non-controlling interests	(0.5)	—
Net Earnings Attributable to Common Shareowners	$170.6	$393.7
Total Comprehensive Income Attributable to Common Shareowners	$266.4	$507.2
Earnings per share of common stock:
Basic	$1.13	$2.64
Diluted	$1.11	$2.60
Dividends per share of common stock	$0.63	$0.58
Weighted-average shares outstanding (in thousands):
Basic	150,612	149,208
Diluted	153,905	151,526
See Notes to (Unaudited) Condensed Consolidated Financial Statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2018 AND DECEMBER 30, 2017
(Unaudited, Millions of Dollars, Except Per Share Amounts)

	March 31, 2018	December 30, 2017
ASSETS
Current Assets
Cash and cash equivalents	$405.6	$637.5
Accounts and notes receivable, net	1,986.1	1,628.7
Inventories, net	2,350.3	2,018.4
Other current assets	335.9	274.4
Total Current Assets	5,077.9	4,559.0
Property, plant and equipment, net	1,770.2	1,742.5
Goodwill	8,850.9	8,776.1
Intangibles, net	3,474.2	3,507.4
Other assets	510.0	512.7
Total Assets	$19,683.2	$19,097.7
LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities
Short-term borrowings	$399.3	$5.3
Current maturities of long-term debt	978.2	977.5
Accounts payable	2,172.7	2,021.0
Accrued expenses	1,260.0	1,387.7
Total Current Liabilities	4,810.2	4,391.5
Long-term debt	2,827.6	2,828.2
Deferred taxes	442.3	436.1
Post-retirement benefits	626.8	629.9
Other liabilities	2,534.5	2,507.0
Commitments and Contingencies (Note R)
Shareowners’ Equity
Stanley Black & Decker, Inc. Shareowners’ Equity
Preferred stock, without par value: Authorized 10,000,000 shares in 2018 and 2017 Issued and outstanding 750,000 shares in 2018 and 2017	750.0	750.0
Common stock, par value $2.50 per share: Authorized 300,000,000 shares in 2018 and 2017 Issued 176,902,738 shares in 2018 and 2017	442.3	442.3
Retained earnings	6,074.5	5,998.7
Additional paid in capital	4,590.6	4,643.2
Accumulated other comprehensive loss	(1,493.3)	(1,589.1)
ESOP	(15.5)	(18.8)
	10,348.6	10,226.3
Less: cost of common stock in treasury	(1,909.4)	(1,924.1)
Stanley Black & Decker, Inc. Shareowners’ Equity	8,439.2	8,302.2
Non-controlling interests	2.6	2.8
Total Shareowners’ Equity	8,441.8	8,305.0
Total Liabilities and Shareowners’ Equity	$19,683.2	$19,097.7
See Notes to (Unaudited) Condensed Consolidated Financial Statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2018 AND APRIL 1, 2017
(Unaudited, Millions of Dollars)

	Year-to-Date
	2018	2017
OPERATING ACTIVITIES
Net earnings	$170.1	$393.7
Adjustments to reconcile net earnings to cash used in operating activities:
Depreciation and amortization of property, plant and equipment	81.3	67.8
Amortization of intangibles	42.3	33.7
Gain on sales of businesses	—	(269.2)
Changes in working capital	(544.3)	(533.3)
Changes in other assets and liabilities	(98.8)	(6.8)
Cash used in operating activities	(349.4)	(314.1)
INVESTING ACTIVITIES
Capital and software expenditures	(106.3)	(64.7)
Business acquisitions, net of cash acquired	(1.2)	(2,435.4)
Proceeds from sales of assets	1.3	19.3
(Payments) proceeds from sales of businesses, net of cash sold	(0.2)	744.8
(Payments) proceeds from net investment hedge settlements	(17.5)	20.7
Proceeds from deferred purchase price receivable	—	123.1
Other	(2.4)	(3.8)
Cash used in investing activities	(126.3)	(1,596.0)
FINANCING ACTIVITIES
Stock purchase contract fees	(10.1)	—
Net short-term borrowings	382.0	1,156.7
Cash dividends on common stock	(94.9)	(86.7)
Proceeds from issuances of common stock	13.1	17.3
Premium paid on equity option	(57.3)	—
Purchases of common stock for treasury	(11.4)	(13.5)
Other	(5.5)	(1.0)
Cash provided by financing activities	215.9	1,072.8
Effect of exchange rate changes on cash and cash equivalents	27.9	38.1
Change in cash, cash equivalents and restricted cash	(231.9)	(799.2)
Cash, cash equivalents and restricted cash, beginning of period	655.1	1,177.2
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$423.2	$378.0
The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of March 31, 2018 and December 30, 2017, as shown above:

	March 31, 2018	December 30, 2017
Cash and cash equivalents	$405.6	$637.5
Restricted cash included in Other current assets	17.6	17.6
Cash, cash equivalents and restricted cash	$423.2	$655.1
See Notes to (Unaudited) Condensed Consolidated Financial Statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018

A.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (hereinafter referred to as “generally accepted accounting principles”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations for the interim periods have been included and are of a normal, recurring nature. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes included in Stanley Black & Decker, Inc.’s (the “Company”) Form 10-K for the year ended December 30, 2017, and subsequent related filings with the Securities and Exchange Commission.

In March 2017, the Company acquired the Tools business of Newell Brands ("Newell Tools") and the Craftsman® brand, which were both accounted for as business combinations. The results of these acquisitions have been consolidated into the Company's Tools & Storage segment. Refer to Note F, Acquisitions, for further discussion.

In February 2017, the Company sold the majority of its mechanical security businesses within the Security segment, which included the commercial hardware brands of Best Access, phi Precision and GMT, and sold a small business within the Tools & Storage segment. The Company also sold a small business in the Industrial segment in the third quarter of 2017 and a small business in the Tools & Storage segment in the fourth quarter of 2017. The operating results of these businesses have been reported within continuing operations in the Condensed Consolidated Financial Statements through their respective dates of sale in 2017. Refer to Note T, Divestitures, for further discussion.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. While management believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from these estimates. Certain amounts reported in the previous year have been recast as a result of the retrospective adoption of new accounting standards in the first quarter of 2018. Refer to Note B, New Accounting Standards, for further discussion.

Financial Instruments

Derivative financial instruments are employed to manage risks, including foreign currency, interest rate exposures and commodity prices and are not used for trading or speculative purposes. As part of the Company’s risk management program, a variety of financial instruments such as interest rate swaps, currency swaps, purchased currency options, foreign exchange contracts and commodity contracts, may be used to mitigate interest rate exposure, foreign currency exposure and commodity price exposure. The Company recognizes all derivative instruments in the balance sheet at fair value.

Changes in the fair value of derivatives are recognized periodically either in earnings or in shareowners’ equity as a component of other comprehensive income (loss), depending on whether the derivative financial instrument is undesignated or qualifies for hedge accounting, and if so, whether it represents a fair value, cash flow, or net investment hedge. Changes in the fair value of derivatives accounted for as fair value hedges are recorded in earnings in the same caption as the changes in the fair value of the hedged items. Gains and losses on derivatives designated as cash flow hedges, to the extent they are included in the assessment of effectiveness, are recorded in other comprehensive income (loss) and subsequently reclassified to earnings to offset the impact of the hedged items when they occur. In the event it becomes probable the forecasted transaction to which a cash flow hedge relates will not occur, the derivative would be terminated and the amount in other comprehensive income (loss) would be recognized in earnings. Changes in the fair value of derivatives that are designated and qualify as a hedge of the net investment in foreign operations, to the extent they are included in the assessment of effectiveness, are reported in other comprehensive income (loss) and are deferred until disposal of the underlying assets. Gains and losses representing components excluded from the assessment of effectiveness for cash flow and fair value hedges are recognized in earnings on a straight-line basis in the same caption as the hedged item over the term of the hedge. Gains and losses representing components excluded from the assessment of effectiveness for net investment hedges are recognized in earnings on a straight-line basis in Other, net over the term of the hedge.

The net interest paid or received on interest rate swaps is recognized as interest expense. Gains and losses resulting from the early termination of interest rate swap agreements are deferred and amortized as adjustments to interest expense over the remaining period of the debt originally covered by the terminated swap.

Changes in the fair value of derivatives not designated as hedges are reported in Other, net in the Consolidated Statements of Operations and Comprehensive Income. Refer to Note I, Financial Instruments, for further discussion.

Revenue Recognition

The Company’s revenues result from the sale of goods or services and reflect the consideration to which the Company expects to be entitled. The Company records revenue based on a five-step model in accordance with Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers ("ASC 606"). For its customer contracts, the Company identifies the performance obligations (goods or services), determines the transaction price, allocates the contract transaction price to the performance obligations, and recognizes the revenue when (or as) the performance obligation is transferred to the customer. A good or service is transferred when (or as) the customer obtains control of that good or service. The majority of the Company’s revenues are recorded at a point in time from the sale of tangible products.

Provisions for customer volume rebates, product returns, discounts and allowances are variable consideration and are recorded as a reduction of revenue in the same period the related sales are recorded. Such provisions are calculated using historical averages adjusted for any expected changes due to current business conditions. Consideration given to customers for cooperative advertising is recognized as a reduction of revenue except to the extent that there is a distinct good or service and evidence of the fair value of the advertising, in which case the expense is classified as selling, general, and administrative expense.

The Company’s revenues can be generated from contracts with multiple performance obligations. When a sales agreement involves multiple performance obligations, each obligation is separately identified and the transaction price is allocated based on the amount of consideration the Company expects to be entitled to in exchange for transferring the promised good or service to the customer.

Sales of security monitoring systems may have multiple performance obligations, including equipment, installation and monitoring or maintenance services. In most instances, the Company allocates the appropriate amount of consideration to each performance obligation based on the standalone selling price ("SSP") of the distinct goods or services performance obligation. In circumstances where SSP is not observable, the Company allocates the consideration for the performance obligations by utilizing one of the following methods: expected cost plus margin, the residual approach, or a mix of these estimation methods.

For performance obligations that the Company satisfies over time, revenue is recognized by consistently applying a method of measuring progress toward complete satisfaction of that performance obligation. The Company utilizes the method that most accurately depicts the progress toward completion of the performance obligation.

The Company’s contract sales for the installation of security intruder systems and other construction-related projects are generally recorded under the input method. The input method recognizes revenue on the basis of the Company’s efforts or inputs to the satisfaction of a performance obligation relative to the total inputs expected to satisfy that performance obligation. Revenue recognized on security contracts in process are based upon the allocated contract price and related total inputs of the project at completion. The extent of progress toward completion is generally measured using input methods based on labor metrics. Revisions to these estimates as contracts progress have the effect of increasing or decreasing profits each period. Provisions for anticipated losses are made in the period in which they become determinable. The revenues for monitoring and monitoring-related services are recognized as services are rendered over the contractual period.

The Company utilizes the output method for contract sales in the Oil & Gas business. The output method recognizes revenue based on direct measurements of the customer value of the goods or services transferred to date relative to the remaining goods or services promised under the contract. The output method includes methods such as surveys of performance completed to date, appraisals of results achieved, milestones reached, time elapsed, and units produced or units delivered.

Contract assets or liabilities result from transactions with revenue recorded over time. If the measure of remaining rights exceeds the measure of the remaining performance obligations the Company records a contract asset. Conversely, if the measure of the remaining performance obligations exceeds the measure of the remaining rights, the Company records a contract liability.

Incremental costs of obtaining or fulfilling a contract with a customer that are expected to be recovered are recognized and classified in Other current assets or Other assets in the Condensed Consolidated Balance Sheets and are typically amortized over the contract period. The Company recognizes the incremental costs of obtaining or fulfilling a contract as expense when incurred if the amortization period of the asset is one year or less.

Customer billings for services not yet rendered are deferred and recognized as revenue as the services are rendered. The associated deferred revenue is included in Accrued expenses or Other liabilities, as appropriate, in the Condensed Consolidated Balance Sheets.

Refer to Note D, Accounts and Notes Receivable, for further discussion.

B.    NEW ACCOUNTING STANDARDS

Adoption of New Accounting Standards
In March 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-07, Compensation-Retirement Benefits (Topic 715) (“new pension standard”). The new pension standard improves the presentation of net periodic pension cost and net periodic postretirement benefit cost. The Company adopted this standard in the first quarter of 2018 utilizing the full retrospective method. As a result of the adoption, all components other than service cost were reclassified from Cost of sales and Selling, general and administrative to Other, net in the Consolidated Statements of Operations and Comprehensive Income.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230). The objective of this update is to provide additional guidance and reduce diversity in practice when classifying certain transactions within the statement of cash flows. In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This new standard requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. These standards are effective for financial statements issued for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted these standards in the first quarter of 2018 utilizing the retrospective transition method. The impacts of the new standards relate to the presentation of restricted cash as well as certain cash flows related to the Company's accounts receivable sale program. Refer to Note D, Accounts and Notes Receivable, for further discussion.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“new revenue standard”). The new revenue standard outlines a comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The new model provides a five-step analysis in determining when and how revenue is recognized. The core principle of the new guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard allows for initial application to be performed retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. During 2016, the FASB clarified the implementation guidance on principal versus agent, identifying performance obligations, licensing, collectability and made technical corrections on various topics.

The Company adopted the new revenue recognition standard in the first quarter of 2018 using the full retrospective method. Accordingly, certain prior period amounts have been recast to reflect the financial results of the Company in accordance with the new standard. The Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings for the earliest balance sheet period presented.

As a result of the adoption of the new revenue standard, outbound freight is recorded as a component of cost of sales as opposed to a reduction of net sales. The new revenue standard also requires companies to record an asset for anticipated customer return of inventory and a sales return reserve at the gross amount of the initial sale, rather than at the net margin amount. Additionally, certain sales to distributors subject to a guarantee with a third-party financier that were previously deferred are now recognized upon shipment in accordance with the new revenue standard and the associated short-term and long-term accounts receivable and short-term and long-term debt balances have been recast.
As a result of the adoption of the new revenue and pension standards, certain amounts in the Consolidated Statements of Operations and Comprehensive Income for the three months ended April 1, 2017 have been recast, as follows:

(Millions of Dollars, except per share amounts)	Three months ended April 1, 2017[1]	Adoption of ASU 2014-09	Adoption of ASU 2017-07	Three months ended April 1, 2017
Net Sales	$2,805.6	$50.7	$—	$2,856.3
Cost of sales	$1,740.3	$49.8	$0.2	$1,790.3
Selling, general and administrative	$676.5	$—	$5.5	$682.0
Provision for doubtful accounts	$8.2	$0.1	$—	$8.3
Other, net	$106.2	$—	$(5.7)	$100.5
Earnings before income taxes	$472.6	$0.8	$—	$473.4
Income taxes	$79.5	$0.2	$—	$79.7
Net earnings attributable to common shareowners	$393.1	$0.6	$—	$393.7
Diluted earnings per share of common stock	$2.59	$0.01	$—	$2.60
1As previously reported in the Company's Form 10-Q for the quarterly period ended April 1, 2017.

As a result of the adoption of the new revenue standard, certain balances as of December 30, 2017 in the Condensed Consolidated Balance Sheets have been recast, as follows:

(Millions of Dollars)	Balance at December 30, 2017[1]	Adoption of ASU 2014-09	Balance at December 30, 2017
ASSETS
Accounts and notes receivable, net	$1,635.9	$(7.2)	$1,628.7
Other assets	$487.8	$24.9	$512.7

LIABILITIES AND SHAREOWNERS' EQUITY
Current maturities of long-term debt	$983.4	$(5.9)	$977.5
Accrued expenses	$1,352.1	$35.6	$1,387.7
Long-term debt	$2,843.0	$(14.8)	$2,828.2
Deferred taxes	$434.2	$1.9	$436.1
Other liabilities	$2,511.1	$(4.1)	$2,507.0
Retained earnings[2]	$5,990.4	$8.3	$5,998.7
Accumulated other comprehensive loss	$(1,585.9)	$(3.2)	$(1,589.1)
1As previously reported in the Company's Form 10-K for the year ended December 30, 2017.
2Adjustment includes the cumulative effect of the adoption of $4.3 million for periods prior to fiscal year 2016.

As a result of the adoption of the new revenue and cash flows standards, certain amounts for the three months ended April 1, 2017 in the Condensed Consolidated Statements of Cash Flows have been recast, as follows:

(Millions of Dollars)	Three months ended April 1, 2017[1]	Adoption of ASU 2014-09	Adoption of ASU 2016-15 & 2016-18	Three months ended April 1, 2017
OPERATING ACTIVITIES
Net earnings	$393.1	$0.6	$—	$393.7
Changes in working capital	$(410.2)	$—	$(123.1)	$(533.3)
Changes in other assets and liabilities	$39.2	$(0.6)	$(45.4)	$(6.8)
Cash used in operating activities	$(145.6)	$—	$(168.5)	$(314.1)
INVESTING ACTIVITIES
Proceeds from deferred purchase price receivable	$—	$—	$123.1	$123.1
Cash used in investing activities	$(1,719.1)	$—	$123.1	$(1,596.0)

Change in cash, cash equivalents and restricted cash	$(753.8)	$—	$(45.4)	$(799.2)
Cash, cash equivalents and restricted cash, beginning of period	1,131.8	—	45.4	1,177.2
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$378.0	$—	$—	$378.0
1As previously reported in the Company's Form 10-Q for the quarterly period ended April 1, 2017.

In December 2017, the U.S. Securities and Exchange Commission ("SEC") staff issued SAB 118, which provides guidance on accounting for the tax effects of the Tax Cuts and Jobs Act (the “Act”). SAB 118 provides a measurement period that should not extend beyond one year from the Act enactment date for companies to complete the accounting under ASC 740, Income Taxes, (the "measurement period"). In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Act is incomplete but it can determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 based on the provisions of the tax laws that were in effect immediately before the enactment of the Act. The measurement period for accounting for the Act begins in the period of enactment and ends when an entity has obtained, prepared and analyzed the information necessary to complete the accounting requirements under ASC 740, but in no event can the measurement period extend beyond one year. Any provisional amount or adjustment to a provisional amount included in a company’s financial statements during the measurement period should be included in income from continuing operations as an adjustment to tax expense or benefit in the reporting period the amounts are determined.
In August 2017, the FASB issued ASU 2017-12, Derivatives And Hedging (Topic 815): Targeted Improvements to Accounting for Hedge Activities. The new standard amends the hedge accounting recognition and presentation requirements in ASC 815. As permitted by ASU 2017-12, the Company early adopted this standard in the first quarter of 2018 on a prospective basis. Refer to Note A, Significant Accounting Policies for the updated financial instruments policy related to the adoption of this standard.
In February 2017, the FASB issued ASU 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610). The new standard provides guidance for recognizing gains and losses of nonfinancial assets in contracts with non-customers. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted this standard in the first quarter of 2018 and it did not have an impact on its consolidated financial statements.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The new standard narrows the definition of a business and provides a framework for evaluation. This ASU is effective prospectively for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted this standard prospectively in the first quarter of 2018.
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. The new standard eliminates the exception to the principle in ASC 740, for all intra-entity sales of assets other than inventory, to be deferred, until the transferred asset is sold to a third party or otherwise recovered through use. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted this standard in the first quarter of 2018 and it did not have a material impact on its consolidated financial statements.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The main objective of this update is to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The new guidance addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted this standard in the first quarter 2018 and it did not have a material impact on its consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The new guidance permits companies to reclassify the stranded tax effects of the Act on items within accumulated other comprehensive income to retained earnings. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.
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
The following table reconciles net earnings attributable to common shareowners and the weighted-average shares outstanding used to calculate basic and diluted earnings per share for the three months ended March 31, 2018 and April 1, 2017:

	Year-to-Date
	2018	2017
Numerator (in millions):
Net earnings attributable to common shareowners[1]	$170.6	$393.7

Denominator (in thousands):
Basic weighted-average shares	150,612	149,208
Dilutive effect of stock contracts and awards	3,293	2,318
Diluted weighted-average shares	153,905	151,526
Earnings per share of common stock[1]:
Basic	$1.13	$2.64
Diluted	$1.11	$2.60
1Prior year amounts have been recast as a result of the adoption of the new revenue standard. Refer to Note B, New Accounting Standards, for further discussion.
The following weighted-average stock options were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive (in thousands):

	Year-to-Date
	2018	2017
Number of stock options	1,164	1,163

As described in detail in Note J, Equity Arrangements, the Company issued $750 million Equity Units in May 2017 comprised of $750.0 million of convertible preferred stock and forward stock purchase contracts. On and after May 15, 2020, the convertible preferred stock may be converted into common stock at the option of the holder. At the election of the Company, upon conversion, the Company may deliver cash, common stock, or a combination thereof. The conversion rate was initially 6.1627 shares of common stock per one share of convertible preferred stock, which is equivalent to an initial conversion price of approximately $162.27 per share of common stock. As of March 31, 2018, due to the customary anti-dilution provisions, the conversion rate was 6.1687, equivalent to a conversion price of approximately $162.11 per share of common stock. The convertible preferred stock is excluded from the denominator of the diluted earnings per share calculation on the basis that the convertible preferred stock will be settled in cash except to the extent that the conversion value of the convertible preferred stock exceeds its liquidation preference. Therefore, before any redemption or conversion, the common shares that would be required to settle the applicable conversion value in excess of the liquidation preference, if the Company elects to settle such excess in common shares, are included in the denominator of diluted earnings per share in periods in which they are dilutive. The shares related to the convertible preferred stock were anti-dilutive during February and March 2018.

D.    ACCOUNTS AND NOTES RECEIVABLE

(Millions of Dollars)	March 31, 2018	December 30, 2017[1]
Trade accounts receivable	1,780.8	$1,388.1
Trade notes receivable	148.1	158.7
Other accounts receivable	149.3	162.3
Gross accounts and notes receivable	2,078.2	1,709.1
Allowance for doubtful accounts	(92.1)	(80.4)
Accounts and notes receivable, net	$1,986.1	$1,628.7
Long-term receivables, net	$177.2	$176.9
1Certain prior year amounts have been recast as a result of the adoption of new accounting standards. Refer to Note B, New Accounting Standards, for further discussion.

Trade receivables are dispersed among a large number of retailers, distributors and industrial accounts in many countries. Adequate reserves have been established to cover anticipated credit losses. Long-term receivables, net, of $177.2 million and $176.9 million at March 31, 2018 and December 30, 2017, respectively, are reported within Other assets in the Condensed Consolidated Balance Sheets. The Company's financing receivables are predominantly related to certain security equipment leases with commercial businesses. Generally, the Company retains legal title to any equipment under lease and bears the right to repossess such equipment in an event of default. All financing receivables are interest bearing and the Company has not classified any financing receivables as held-for-sale. Interest income earned from financing receivables that are not delinquent is recorded on the effective interest method.

The Company considers any financing receivable that has not been collected within 90 days of original billing date as past-due or delinquent. The Company’s payment terms are generally consistent with the industries in which their businesses operate and typically range from 30-90 days globally. Additionally, the Company considers the credit quality of all past-due or delinquent financing receivables as nonperforming. The Company does not adjust the promised amount of consideration for the effects of a significant financing component when the period between transfer of the product and receipt of payment is less than one year. Any significant financing components for contracts greater than one year are included in revenue over time.

Prior to January 2018, the Company had an accounts receivable sale program. According to the terms of that program, the Company was required to sell certain of its trade accounts receivables at fair value to a wholly-owned, consolidated, bankruptcy-remote special purpose subsidiary (“BRS”). The BRS, in turn, was required to sell such receivables to a third-party financial institution (“Purchaser”) for cash and a deferred purchase price receivable. The Purchaser’s maximum cash investment in the receivables at any time was $100.0 million. The purpose of the program was to provide liquidity to the Company. The Company accounted for these transfers as sales under ASC 860, Transfers and Servicing. Receivables were derecognized from the Company’s consolidated balance sheet when the BRS sold those receivables to the Purchaser. The Company had no retained interests in the transferred receivables, other than collection and administrative responsibilities and its right to the deferred purchase price receivable. In January 2018, the Company signed an amendment that changed the structure of this program which eliminated the deferred purchase price receivable from the Purchaser and resulted in the BRS retaining ownership of the trade accounts receivables. This program was then terminated on February 1, 2018.

At December 30, 2017, $100.8 million of net receivables were derecognized. Gross receivables sold amounted to $453.8 million ($388.9 million, net) for the three months ended April 1, 2017. These sales resulted in a pre-tax loss of $1.4 million and included servicing fees of $0.2 million for the three months ended April 1, 2017. Proceeds from transfers of receivables to the Purchaser totaled $337.0 million for the three months ended April 1, 2017. Collections of previously sold receivables, including deferred purchase price receivables, and all fees, which are settled one month in arrears, resulted in payments to the Purchaser of $372.4 million for the three months ended April 1, 2017.

The Company’s risk of loss following the sale of the receivables is limited to the deferred purchase price receivable, which was $106.9 million at December 30, 2017. The deferred purchase price receivable settled in full in January 2018, and historically was repaid in cash as receivables were collected, generally within 30 days. As such the carrying value of the receivable recorded at December 30, 2017 approximated fair value. There were no delinquencies or credit losses for the three months ended April 1, 2017. Cash inflows related to the deferred purchase price receivable totaled $123.1 million for the three months ended April 1, 2017. In accordance with the adoption of the new cash flows standards described in Note B, New Accounting Standards, the proceeds related to the deferred purchase price receivable are classified as investing activities.

As of March 31, 2018 and December 30, 2017, the Company's deferred revenue totaled $121.2 million and $117.0 million, respectively, of which $96.8 million and $95.6 million, respectively, was classified as current. Revenue recognized for the three months ended March 31, 2018 and April 1, 2017 that was previously deferred as of December 30, 2017 and December 31, 2016 totaled $74.6 million and $66.2 million, respectively.

As of March 31, 2018, approximately $1.157 billion of revenue from long-term contracts primarily in the Security segment was unearned related to customer contracts which were not completely fulfilled and will be recognized on a decelerated basis over the next 5 years. This amount excludes any of the Company's contracts with an original expected duration of one year or less.

E.	INVENTORIES
The components of Inventories, net at March 31, 2018 and December 30, 2017 are as follows:

(Millions of Dollars)	March 31, 2018	December 30, 2017
Finished products	$1,694.7	$1,461.4
Work in process	175.9	155.5
Raw materials	479.7	401.5
Total	$2,350.3	$2,018.4

F.    ACQUISITIONS

Nelson Fasteners Systems

On April 2, 2018, the Company acquired the industrial business of Nelson Fastener Systems ("Nelson") from the Doncasters Group, for approximately $435 million, net of cash acquired and an estimated working capital adjustment. Nelson is complementary to the Company's product offerings, enhances its presence in the general industrial end markets, expands its portfolio of highly-engineered fastening solutions, and will deliver cost synergies. Nelson will be consolidated into the Industrial segment. The Nelson acquisition will be accounted for as a business combination, which requires, among other things, the assets acquired and liabilities assumed to be recognized at their fair values as of the acquisition date. The Company is currently in the process of determining the allocation of the purchase price, which will include the recognition of net assets acquired, identifiable intangible assets and goodwill. The goodwill will be primarily attributable to cost synergies of the combined business, assembled workforce, and the going concern nature of Nelson.

Newell Tools

On March 9, 2017, the Company acquired Newell Tools for approximately $1.86 billion, net of cash acquired. The Newell Tools results have been consolidated into the Company's Tools & Storage segment.
The Newell Tools acquisition was accounted for as a business combination. The purchase price allocation for Newell Tools was completed during the first quarter of 2018. The measurement period adjustments recorded in the first quarter of 2018 did not have a material impact to the Company's condensed consolidated financial statements. The following table summarizes the estimated fair values of major assets acquired and liabilities assumed:

(Millions of Dollars)
Cash and cash equivalents	$20.0
Accounts and notes receivable, net	19.7
Inventories, net	195.5
Prepaid expenses and other current assets	27.1
Property, plant and equipment, net	112.4
Trade names	283.0
Customer relationships	548.0
Other assets	8.8
Accounts payable	(70.3)
Accrued expenses	(40.7)
Deferred taxes	(269.4)
Other liabilities	(7.9)
Total identifiable net assets	$826.2
Goodwill	1,031.8
Total consideration paid	$1,858.0
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
Refer to Note E, Acquisitions, of the Company's Form 10-K for the year ended December 30, 2017 for further discussion.
Craftsman Brand

On March 8, 2017, the Company purchased the Craftsman® brand from Sears Holdings Corporation ("Sears Holdings") for a total estimated cash purchase price of $916.2 million on a discounted basis, which consists of an initial cash payment of $568.2 million, a cash payment due in March 2020 with an estimated present value at acquisition date of $234.0 million, and future payments to Sears Holdings of between 2.5% and 3.5% on sales of Craftsman products in new Stanley Black & Decker channels through March 2032, which was valued at $114.0 million at the acquisition date based on estimated future sales projections. Refer to Note M, Fair Value Measurements, for additional details. In addition, as part of the acquisition the Company also granted a perpetual license to Sears Holdings to continue selling Craftsman®-branded products in Sears Holdings-related channels. The perpetual license will be royalty-free until March 2032, which represents an estimated value of approximately $293.0 million, and 3% thereafter. The Craftsman results have been consolidated into the Company's Tools & Storage segment.
The Craftsman® brand acquisition was accounted for as a business combination. The purchase price allocation for Craftsman was completed during the first quarter of 2018. The measurement period adjustments recorded in the first quarter of 2018 did not have a material impact on the Company's condensed consolidated financial statements. The estimated fair value of identifiable net assets acquired, which includes $40.2 million of working capital and $418.0 million of intangible assets, is $482.6 million. The related goodwill is $726.6 million. The amount allocated to intangible assets includes $396.0 million of an indefinite-lived trade name. The useful life assigned to the customer relationships is 17 years.
Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the expected revenue and cost synergies of the combined business and the going concern nature of the Craftsman® brand. It is estimated that $442.7 million of goodwill will be deductible for tax purposes.

Refer to Note E, Acquisitions, of the Company's Form 10-K for the year ended December 30, 2017 for further discussion.
Other 2017 Acquisitions
During 2017, the Company completed four smaller acquisitions for a total purchase price of $182.9 million, net of cash acquired, which are being consolidated into the Company's Tools & Storage and Security segments. The estimated fair value of the identifiable net assets acquired, which includes $37.9 million of working capital and $57.6 million of customer relationships intangible assets, is $91.8 million. The related goodwill is $91.1 million. The useful lives assigned to the customer relationships range between 10 and 15 years.
During the measurement period, the Company expects to record adjustments relating to the finalization of valuations for intangible assets, working capital accounts, and various opening balance sheet contingencies. These adjustments are not expected to have a material impact on the Company’s condensed consolidated financial statements.

ACTUAL AND PRO-FORMA IMPACT OF THE ACQUISTIONS

Actual Impact from Acquisitions

The Company did not complete any acquisitions in the first quarter of 2018. As such, there was no impact from new acquisitions on the Company's Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2018.
Pro-forma Impact from Acquisitions

The following table presents supplemental pro-forma information as if the 2017 acquisitions had occurred on January 1, 2017. The pro-forma consolidated results are not necessarily indicative of what the Company’s consolidated net sales and net earnings would have been had the Company completed the acquisitions on January 1, 2017. In addition, the pro-forma consolidated results do not purport to project the future results of the Company.

First Quarter
(Millions of Dollars, except per share amounts)	2017
Net sales	$3,042.9
Net earnings attributable to common shareowners	$389.1
Diluted earnings per share	$2.57

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

•	Additional depreciation expense for the property, plant, and equipment fair value adjustments that would have been incurred from January 1, 2017 to the acquisition date of Newell Tools.

•	Additional expense for deal costs and inventory step-up, which would have been amortized as the corresponding inventory was sold.

G.    GOODWILL
Changes in the carrying amount of goodwill by segment are as follows:

(Millions of Dollars)	Tools & Storage	Industrial	Security	Total
Balance December 30, 2017	$5,189.7	$1,454.4	$2,132.0	$8,776.1
Acquisition adjustments	27.7	—	1.2	28.9
Foreign currency translation and other	31.4	6.3	8.2	45.9
Balance March 31, 2018	$5,248.8	$1,460.7	$2,141.4	$8,850.9

H.    LONG-TERM DEBT AND FINANCING ARRANGEMENTS

Long-term debt and financing arrangements at March 31, 2018 and December 30, 2017 are as follows:

		March 31, 2018						December 30, 2017
(Millions of Dollars)	Interest Rate	Original Notional	Unamortized Discount	Unamortized Gain/(Loss) Terminated Swaps [1]	Purchase Accounting FV Adjustment	Deferred Financing Fees	Carrying Value	Carrying Value [2]
Notes payable due 2018	2.45%	$632.5	$—	$—	$—	$(1.1)	$631.4	$630.9
Notes payable due 2018	1.62%	345.0	—	—	—	(0.6)	344.4	344.1
Notes payable due 2021	3.40%	400.0	(0.1)	12.7	—	(1.3)	411.3	412.1
Notes payable due 2022	2.90%	754.3	(0.3)	—	—	(2.9)	751.1	750.9
Notes payable due 2028	7.05%	150.0	—	11.2	10.8	—	172.0	172.6
Notes payable due 2040	5.20%	400.0	(0.2)	(33.0)	—	(3.1)	363.7	363.3
Notes payable due 2052 (junior subordinated)	5.75%	750.0	—	—	—	(18.8)	731.2	731.0
Notes payable due 2053 (junior subordinated)	5.75%	400.0	—	4.7	—	(8.0)	396.7	396.6
Other, payable in varying amounts through 2022	0.00% - 3.38%	4.0	—	—	—	—	4.0	4.2
Total long-term debt, including current maturities		$3,835.8	$(0.6)	$(4.4)	$10.8	$(35.8)	$3,805.8	$3,805.7
Less: Current maturities of long-term debt							(978.2)	(977.5)
Long-term debt							$2,827.6	$2,828.2
1Unamortized gain/(loss) associated with interest rate swaps are more fully discussed in Note I, Financial Instruments.
2Certain prior year amounts have been recast as a result of the adoption of the new revenue standard. Refer to Note B, New Accounting Standards, for further discussion.

In January 2017, the Company amended its existing $2.0 billion commercial paper program to increase the maximum amount of notes authorized to be issued to $3.0 billion and to include Euro denominated borrowings in addition to U.S. Dollars. As of March 31, 2018, the Company had $392.6 million of borrowings outstanding against the Company’s $3.0 billion commercial paper program, of which approximately $307.6 million in Euro denominated commercial paper was designated as a Net Investment Hedge as described in more detail in Note I, Financial Instruments. As of December 30, 2017, the Company had no commercial paper borrowings outstanding.

The Company has a five-year $1.75 billion committed credit facility (the “Credit Agreement”). Borrowings under the Credit Agreement may include U.S. Dollars up to the $1.75 billion commitment or in Euro or Pounds Sterling subject to a foreign currency sub-limit of $400.0 million and bear interest at a floating rate dependent upon the denomination of the borrowing. Repayments must be made on December 18, 2020 or upon an earlier termination date of the Credit Agreement, at the election of the Company. The Credit Agreement is designated to be a liquidity back-stop for the Company's $3.0 billion U.S. Dollar and Euro commercial paper program. As of March 31, 2018 and December 30, 2017, the Company had not drawn on its existing five-year $1.75 billion committed credit facility.

The Company also has a 364-day $1.25 billion committed credit facility (the "2017 Credit Agreement") executed in December 2017. The 2017 Credit Agreement consists of a $1.25 billion revolving credit loan and a sub-limit of an amount equal to the Euro equivalent of $400 million for swing line advances. Borrowings under the 2017 Credit Agreement may be made in U.S. Dollars or Euros, pursuant to the terms of the agreement, and bear interest at a floating rate dependent on the denomination of the borrowing. Repayments must be made by December 19, 2018 or upon an earlier termination of the 2017 Credit Agreement at the election of the Company. The Company also has the option at the termination date to convert all advances into a term loan provided certain requirements are met. The 2017 Credit Agreement serves as a liquidity back-stop for the Company’s $3.0 billion U.S. Dollar and Euro commercial paper program. As of March 31, 2018 and December 30, 2017, the Company had not drawn on this commitment.

In January 2017, the Company executed a 364-day $1.3 billion committed credit facility which consisted of a $1.3 billion revolving credit loan and a sub-limit of an amount equal to the Euro equivalent of $400 million for swing line advances. Borrowings under this credit agreement have been made in U.S. Dollars or Euros, pursuant to the terms of the agreement, and bore interest at a floating rate dependent on the denomination of the borrowing. This credit agreement was terminated in December 2017 at the election of the Company.

I.    FINANCIAL INSTRUMENTS

In the first quarter of 2018, the Company elected to early adopt ASU 2017-12, Derivatives And Hedging (Topic 815): Targeted Improvements to Accounting for Hedge Activities, which amends the hedge accounting recognition and presentation requirements of ASC 815. ASU 2017-12 requires the presentation and disclosure requirements to be applied prospectively and as a result, certain disclosures for the three month period ending April 1, 2017 conform to the presentation and disclosure requirements prior to the adoption.

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

A summary of the fair values of the Company’s derivatives recorded in the Condensed Consolidated Balance Sheets at March 31, 2018 and December 30, 2017 is as follows:

(Millions of Dollars)	Balance Sheet Classification	March 31, 2018	December 30, 2017	Balance Sheet Classification	March 31, 2018	December 30, 2017
Derivatives designated as hedging instruments:
Interest Rate Contracts Cash Flow	Other current assets	$2.4	$—	Accrued expenses	$40.1	$55.7
Foreign Exchange Contracts Cash Flow	Other current assets	2.8	4.1	Accrued expenses	28.3	33.4
	LT other assets	0.5	—	LT other liabilities	6.4	5.2
Net Investment Hedge	Other current assets	8.5	6.6	Accrued expenses	3.9	7.0
	LT other assets	—	—	LT other liabilities	24.7	5.8
Non-derivative designated as hedging instrument:
Net Investment Hedge		—	—	Short-term borrowings	307.6	—
Total derivatives designated as hedging		$14.2	$10.7		$411.0	$107.1
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other current assets	$11.8	$7.3	Accrued expenses	$5.7	$6.9
Total Derivatives		$26.0	$18.0		$416.7	$114.0
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

During the three months ended March 31, 2018 and April 1, 2017, cash flows related to derivatives, including those that are separately discussed below, resulted in net cash paid of $15.9 million and net cash received of $30.0 million, respectively.

CASH FLOW HEDGES
There were after-tax mark-to-market losses of $99.7 million and $112.6 million as of March 31, 2018 and December 30, 2017, respectively, reported for cash flow hedge effectiveness in Accumulated other comprehensive loss. An after-tax loss of $42.5 million is expected to be reclassified to earnings as the hedged transactions occur or as amounts are amortized within the next twelve months. The ultimate amount recognized will vary based on fluctuations of the hedged currencies and interest rates through the maturity dates.

The tables below detail pre-tax amounts of derivatives designated as cash flow hedges in Accumulated other comprehensive loss for active derivatives during the periods in which the underlying hedged transactions affected earnings for the three months ended March 31, 2018 and April 1, 2017:

	Year-to-Date 2018
(Millions of dollars)	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Recognized in Income on Amounts Excluded from Effectiveness Testing
Interest Rate Contracts	$18.0	Interest expense	$—	$—
Foreign Exchange Contracts	$(6.7)	Cost of sales	$(2.8)	$—

	Year-to-Date 2017
(Millions of dollars)	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income (Effective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion*)
Interest Rate Contracts	$3.8	Interest expense	$—	$—
Foreign Exchange Contracts	$(8.7)	Cost of sales	$4.5	$—
 * Includes ineffective portion and amount excluded from effectiveness testing on derivatives.
A summary of the pre-tax effect of cash flow hedge accounting on the Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2018 is as follows:

	Year-to-Date 2018
(Millions of dollars)	Cost of Sales	Interest Expense
Total amount in the Consolidated Statements of Operations and Comprehensive Income in which the effects of the cash flow hedges are recorded	$2,043.6	$63.2
Gain (loss) on cash flow hedging relationships:
Foreign Exchange Contracts:
Hedged Items	$2.8	$—
Gain (loss) reclassified from OCI into Income	$(2.8)	$—
Interest Rate Swap Agreements:
Gain (loss) reclassified from OCI into Income [1]	$—	$(3.8)
1 Inclusive of the gain/loss amortization on terminated derivative financial instruments.

For the three months ended April 1, 2017, the hedged items’ impact to the Consolidated Statements of Operations and Comprehensive Income was a loss of $4.5 million. There was no impact related to the interest rate contracts' hedged items for all periods presented.

An after-tax loss of $4.6 million and an after-tax gain of $0.4 million was reclassified from other comprehensive loss into earnings (inclusive of the gain/loss amortization on terminated derivative instruments) for the three months ended March 31, 2018 and April 1, 2017, respectively, during the periods in which the underlying hedged transactions affected earnings.

Interest Rate Contracts: The Company enters into interest rate swap agreements in order to obtain the lowest cost source of funds within a targeted range of variable to fixed-debt proportions. At March 31, 2018 and December 30, 2017, the Company had $400 million of forward starting swaps outstanding which were executed in 2014. The objective of the hedges is to offset the expected variability on future payments associated with the interest rate on debt instruments expected to be issued in 2018. Gains or losses on the swaps are recorded in Accumulated other comprehensive loss and will be subsequently reclassified into earnings as interest expense as the future interest expense on debt is recognized in earnings.

Foreign Currency Contracts

Forward Contracts: Through its global businesses, the Company enters into transactions and makes investments denominated in multiple currencies that give rise to foreign currency risk. The Company and its subsidiaries regularly purchase inventory from subsidiaries with functional currencies different than their own, which creates currency-related volatility in the Company’s results of operations. The Company utilizes forward contracts to hedge these forecasted purchases and sales of inventory. Gains and losses reclassified from Accumulated other comprehensive loss are recorded in Cost of sales as the hedged item affects earnings. There are no components excluded from the assessment of effectiveness for these contracts. At March 31, 2018, the notional value of forward currency contracts outstanding was $413.1 million, maturing on various dates through 2018. At December 30, 2017, the notional value of forward currency contracts outstanding was $559.9 million, maturing on various dates through 2018.

Purchased Option Contracts: The Company and its subsidiaries have entered into various intercompany transactions whereby the notional values are denominated in currencies other than the functional currencies of the party executing the trade. In order to better match the cash flows of its intercompany obligations with cash flows from operations, the Company enters into purchased option contracts. Gains and losses reclassified from Accumulated other comprehensive loss are recorded in Cost of sales as the hedged item affects earnings. There are no components excluded from the assessment of effectiveness for these contracts. As of March 31, 2018, the notional value of purchased option contracts was $434.0 million maturing on various dates through 2019. At December 30, 2017, the notional value of purchased option contracts was $400.0 million, maturing on various dates through 2019.
FAIR VALUE HEDGES

Interest Rate Risk: In an effort to optimize the mix of fixed versus floating rate debt in the Company’s capital structure, the Company enters into interest rate swaps. In prior years, the Company entered into interest rate swaps related to certain of its notes payable which were subsequently terminated. Amortization of the gain/loss on previously terminated swaps is reported as a reduction of interest expense. Prior to termination, the changes in the fair value of the swaps and the offsetting changes in fair value related to the underlying notes were recognized in earnings. As of March 31, 2018 and December 30, 2017, the Company did not have any active fair value interest rate swaps.

A summary of the pre-tax effect of fair value hedge accounting on the Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2018 is as follows:

Year-to-Date 2018
(Millions of dollars)	Interest Expense
Total amount in the Consolidated Statements of Operations and Comprehensive Income in which the effects of the fair value hedges are recorded	$63.2
Amortization of gain/loss on terminated swaps	$0.8
Amortization of the gain/loss on terminated swaps of $0.8 million is reported as a reduction of interest expense for the three months ended April 1, 2017.
A summary of the amounts recorded on the balance sheet related to cumulative basis adjustments for fair value hedges for the three months ended March 31, 2018 is as follows:

	Year-to-Date 2018
(Millions of dollars)	Carrying Amount of Hedged Liability	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liability
Current maturities of long-term debt	$—	Terminated Swaps	$3.2
Long-term debt	$—	Terminated Swaps	$(7.6)

NET INVESTMENT HEDGES

The Company utilizes net investment hedges to offset the translation adjustment arising from re-measurement of its investment in the assets and liabilities of its foreign subsidiaries. The total after-tax amounts in Accumulated other comprehensive loss were a loss of $32.3 million and a gain of $3.4 million at March 31, 2018 and December 30, 2017, respectively.

As of March 31, 2018, the Company had foreign exchange forward contracts maturing on various dates in 2018 with notional values totaling $745.1 million outstanding hedging a portion of its British pound sterling, Swedish krona, Euro and Canadian dollar denominated net investments; a cross currency swap with a notional value totaling $250.0 million maturing in 2023 hedging a portion of its Japanese yen denominated net investment; an option contract with a notional value totaling $36.2 million maturing in 2018 hedging a portion of its Mexican peso denominated net investment; and Euro denominated commercial paper with a value of $307.6 million maturing in 2018 hedging a portion of its Euro denominated net investments. As of December 30, 2017, the Company had foreign exchange contracts maturing on various dates through 2018 with notional values totaling $751.2 million outstanding hedging a portion of its British pound sterling, Mexican peso, Swedish krona, Euro and Canadian dollar denominated net investments, and a cross currency swap with a notional value totaling $250.0 million maturing in 2023 hedging a portion of its Japanese yen denominated net investment.

Maturing foreign exchange contracts resulted in net cash paid of $17.5 million and net cash received of $20.7 million for the three months ended March 31, 2018 and April 1, 2017, respectively.

Gains and losses on net investment hedges remain in Accumulated other comprehensive income (loss) until disposal of the underlying assets. Upon adoption of ASU 2017-12, gains and losses representing components excluded from the assessment of effectiveness are recognized in earnings in Other, net on a straight-line basis over the term of the hedge. Prior to the adoption of ASU 2017-12, no components were excluded from the assessment of effectiveness. Refer to Note B, New Accounting Standards, for further discussion.

The pre-tax gain or loss from fair value changes for the three months ended March 31, 2018 and April 1, 2017 was as follows:

	Year-to-Date 2018
(Millions of Dollars)	Total Gain (Loss) Recorded in OCI	Excluded Component Recorded in OCI	Income Statement Classification	Total Gain (Loss) Reclassified from OCI to Income	Excluded Component Amortized from OCI to Income
Forward Contracts	$(26.5)	$3.9	Other, net	$1.8	$1.8
Cross Currency Swap	$1.5	$6.9	Other, net	$1.7	$1.7
Option Contracts	$(3.5)	$—	Other, net	$—	$—
Non-derivative designated as Net Investment Hedge	$(12.6)	$—	Other, net	$—	$—

	Year-to-Date 2017
(Millions of Dollars)	Amount Recorded in OCI Gain (Loss)	Effective Portion Recorded in Income Statement	Ineffective Portion* Recorded in Income Statement
Other, net	$(15.7)	$—	$—
*Includes ineffective portion and amount excluded from effectiveness testing.

UNDESIGNATED HEDGES
Foreign Exchange Contracts: Foreign exchange forward contracts are used to reduce risks arising from the change in fair value of certain foreign currency denominated assets and liabilities (such as affiliate loans, payables and receivables). The objective is to minimize the impact of foreign currency fluctuations on operating results. The total notional amount of the forward contracts outstanding at March 31, 2018 was $1.2 billion, maturing on various dates through 2018. The total notional amount of the forward contracts outstanding at December 30, 2017 was $1.0 billion, maturing on various dates through 2018. The impacts of changes in the fair value related to derivatives not designated as hedging instruments under ASC 815 for the three months ended March 31, 2018 and April 1, 2017 are as follows:

(Millions of Dollars)	Income Statement Classification	Year-to-Date 2018 Amount of Gain (Loss) Recorded in Income on Derivative
Foreign Exchange Contracts	Other, net	$17.1

(Millions of Dollars)	Income Statement Classification	Year-to-Date 2017 Amount of Gain (Loss) Recorded in Income on Derivative
Foreign Exchange Contracts	Other, net	$28.6

J.    EQUITY ARRANGEMENTS

In March 2018, the Company purchased from a financial institution “at-the-money” capped call options with an approximate term of three years, on 3.2 million shares of its common stock (subject to customary anti-dilution adjustments) for an aggregate premium of $57.3 million, or an average of $17.96 per share. The premium paid was recorded as a reduction of Shareowners’ equity. The purpose of the capped call options is to hedge the risk of stock price appreciation between the lower and upper strike prices of the capped call options for a future share repurchase.

The capped call has an initial lower strike price of $156.86 and an upper strike price of $203.92, which is approximately 30% higher than the closing price of the Company's common stock on March 13, 2018. As of March 31, 2018, there has been no change to the upper and lower strike prices. The aggregate fair value of the options at March 31, 2018 was $53.6 million.

The capped call transactions may be settled by net share settlement (the default settlement method) or, at the Company’s option and subject to certain conditions, cash settlement, physical settlement or modified physical settlement. The number of shares the Company will receive will be determined by the terms of the contracts using a volume-weighted-average price calculation for the market value of the Company's common stock, over an averaging period. The market value determined will then be measured against the applicable strike price of the capped call transactions.

In March 2015, the Company entered into a forward share purchase contract with a financial counterparty for 3,645,510 shares of common stock. The contract obligates the Company to pay $350.0 million, plus an additional amount related to the forward component of the contract, in April 2019, or earlier at the Company's option. The reduction of common shares outstanding was recorded at the inception of the forward share purchase contract in March 2015 and factored into the calculation of weighted-average shares outstanding at that time.

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

Convertible Preferred Stock

In May 2017, the Company issued 750,000 shares of Series C Preferred Stock, without par, with a liquidation preference of $1,000 per share. The convertible preferred stock will initially not bear any dividends and the liquidation preference of the convertible preferred stock will not accrete. The convertible preferred stock has no maturity date, and will remain outstanding unless converted by holders or redeemed by the Company. Holders of shares of the convertible preferred stock will generally have no voting rights.The Series C Preferred Stock is pledged as collateral to support holders’ purchase obligations under the 2020 Purchase Contracts and can be remarketed. In connection with any successful remarketing, the Company may (but is not required to) modify certain terms of the convertible preferred stock, including the dividend rate, the conversion rate, and the earliest redemption date.

After any successful remarketing in connection with which the dividend rate on the convertible preferred stock is increased, the Company will pay cumulative dividends on the convertible preferred stock, if declared by the board of directors, quarterly in arrears from the applicable remarketing settlement date.

On and after May 15, 2020, the Series C Preferred Stock may be converted into common stock at the option of the holder. The initial conversion rate was 6.1627 shares of common stock per one share of Series C Preferred Stock, which is equivalent to an initial conversion price of approximately $162.27 per share of common stock. As of March 31, 2018, due to the customary anti-dilution provisions, the conversion rate was 6.1687, equivalent to a conversion price of approximately $162.11 per share of common stock. At the election of the Company, upon conversion, the Company may deliver cash, common stock, or a combination thereof.

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

The initial maximum settlement rate of 0.7241 was calculated using an initial reference price of $138.10, equal to the last reported sale price of the Company's common stock on May 11, 2017. As of March 31, 2018, due to the customary anti-dilution provisions, the maximum settlement rate was 0.7248, equivalent to a reference price of $137.97. If the applicable market value of the Company's common stock is less than or equal to the reference price, the settlement rate will be the maximum settlement rate; and if the applicable market value of common stock is greater than the reference price, the settlement rate will be a number of shares of the Company's common stock equal to $100 divided by the applicable market value. Upon settlement of the 2020 Purchase Contracts, the Company will receive additional cash proceeds of $750 million.

The Company will make quarterly payments ("Contracts Adjustment Payments") to the holders of the 2020 Purchase Contracts at a rate of 5.375% per annum, payable quarterly in arrears on February 15, May 15, August 15 and November 15, commencing August 15, 2017. The $117.1 million present value of the Contract Adjustment Payments reduced Shareowners’ Equity at inception. As each quarterly Contract Adjustment Payment is made, the related liability is reduced and the difference between the cash payment and the present value will accrete to interest expense, approximately $1.3 million per year over the three-year term. As of March 31, 2018, the present value of the Contract Adjustment Payments was $88.0 million.

The holders can settle the purchase contracts early, for cash, subject to certain exceptions and conditions in the prospectus supplement. Upon early settlement of any purchase contracts, the Company will deliver the number of shares of its common stock equal to 85% of the number of shares of common stock that would have otherwise been deliverable.

Capped Call Transactions

In order to offset the potential economic dilution associated with the common shares issuable upon conversion of the Series C Preferred Stock, to the extent that the conversion value of the convertible preferred stock exceeds its liquidation preference, the Company entered into capped call transactions with three major financial institutions.

The capped call transactions have a term of approximately three years and are intended to cover the number of shares issuable upon conversion of the Series C Preferred Stock. Subject to customary anti-dilution adjustments, the capped call has an initial lower strike price of $162.27, which corresponds to the minimum 6.1627 settlement rate of the Series C Preferred Stock, and an upper strike price of $179.53, which is approximately 30% higher than the closing price of the Company's common stock on May 11, 2017. As of March 31, 2018, due to the customary anti-dilution provisions, the capped call transactions had an adjusted lower strike price of $162.11 and an adjusted upper strike price of $179.35.

The capped call transactions may be settled by net share settlement (the default settlement method) or, at the Company’s option and subject to certain conditions, cash settlement, physical settlement or modified physical settlement. The number of shares the Company will receive will be determined by the terms of the contracts using a volume-weighted-average price calculation for the market value of the Company's common stock, over an averaging period. The market value determined will then be measured against the applicable strike price of the capped call transactions. The Company expects the capped call transactions to offset the potential dilution upon conversion of the Series C Preferred Stock if the calculated market value is greater than the lower strike price but less than or equal to the upper strike price of the capped call transactions. Should the calculated market value exceed the upper strike price of the capped call transactions, the dilution mitigation will be limited based on such capped value as determined under the terms of the contracts.

With respect to the impact on the Company, the capped call transactions and $750 million Equity Units, when taken together, result in the economic equivalent of having the conversion price on $750 million Equity Units at $179.35, the upper strike of the capped call as of March 31, 2018.

In May 2017, the Company paid $25.1 million, or an average of $5.43 per option, to enter into capped call transactions on 4.6 million shares of common stock. The $25.1 million premium paid was a reduction of Shareowners’ Equity. The aggregate fair value of the options at March 31, 2018 was $31.0 million.

K.    ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables summarize the changes in the balances for each component of accumulated other comprehensive loss:

(Millions of Dollars)	Currency translation adjustment and other[1]	Unrealized gains (losses) on cash flow hedges, net of tax	Unrealized gains (losses) on net investment hedges, net of tax	Pension gains (losses), net of tax	Total
Balance - December 30, 2017	$(1,108.2)	$(112.6)	$3.4	$(371.7)	$(1,589.1)
Other comprehensive income (loss) before reclassifications	122.9	8.3	(32.9)	(7.2)	91.1
Reclassification adjustments to earnings	—	4.6	(2.8)	2.9	4.7
Net other comprehensive income (loss)	122.9	12.9	(35.7)	(4.3)	95.8
Balance - March 31, 2018	$(985.3)	$(99.7)	$(32.3)	$(376.0)	$(1,493.3)
1Certain prior year amounts have been recast as a result of the adoption of the new revenue standard. Refer to Note B, New Accounting Standards, for further discussion.

(Millions of Dollars)	Currency translation adjustment and other[1]	Unrealized gains (losses) on cash flow hedges, net of tax	Unrealized gains (losses) on net investment hedges, net of tax	Pension gains (losses), net of tax	Total
Balance - December 31, 2016	$(1,586.7)	$(46.3)	$88.6	$(377.2)	$(1,921.6)
Other comprehensive income (loss) before reclassifications	114.6	(6.9)	(10.2)	(2.7)	94.8
Adjustments related to sales of businesses	4.7	—	—	2.6	7.3
Reclassification adjustments to earnings	—	(0.4)	—	11.8	11.4
Net other comprehensive income (loss)	119.3	(7.3)	(10.2)	11.7	113.5
Balance - April 1, 2017	$(1,467.4)	$(53.6)	$78.4	$(365.5)	$(1,808.1)
1Certain prior year amounts have been recast as a result of the adoption of the new revenue standard. Refer to Note B, New Accounting Standards, for further discussion.

The reclassifications out of accumulated other comprehensive loss for the three months ended March 31, 2018 and April 1, 2017 were as follows:

(Millions of Dollars)	2018	2017	Affected line item in Consolidated Statements of Operations And Comprehensive Income
Realized gains (losses) on cash flow hedges	$(2.8)	$4.5	Cost of sales
Realized gains (losses) on cash flow hedges	(3.8)	(3.8)	Interest expense
Total before taxes	$(6.6)	$0.7
Tax effect	2.0	(0.3)	Income taxes
Realized gains (losses) on cash flow hedges, net of tax	$(4.6)	$0.4

Realized gains (losses) on net investment hedges	$3.5	$—	Other, net
Tax effect	(0.7)	—	Income taxes
Realized gains (losses) on net investment hedges, net of tax	$2.8	$—

Amortization of defined benefit pension items:
Actuarial losses and prior service costs / credits	$(3.8)	$(3.9)	Other, net
Settlement loss	—	(12.5)	Other, net
Total before taxes	$(3.8)	$(16.4)
Tax effect	0.9	4.6	Income taxes
Amortization of defined benefit pension items, net of tax	$(2.9)	$(11.8)

L.    NET PERIODIC BENEFIT COST — DEFINED BENEFIT PLANS
Following are the components of net periodic pension (benefit) expense for the three months ended March 31, 2018 and April 1, 2017:

	Year-to-Date
	Pension Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans		All Plans
(Millions of Dollars)	2018	2017	2018	2017	2018	2017
Service cost	$1.8	$2.3	$3.9	$3.3	$0.1	$0.1
Interest cost	10.4	10.7	7.5	7.0	0.4	0.4
Expected return on plan assets	(16.8)	(16.1)	(12.2)	(11.0)	—	—
Amortization of prior service cost (credit)	0.2	0.3	(0.4)	(0.3)	(0.3)	(0.3)
Amortization of net loss	1.9	1.9	2.4	2.3	—	—
Settlement / curtailment loss	—	—	0.1	12.5	—	—
Net periodic pension (benefit) expense	$(2.5)	$(0.9)	$1.3	$13.8	$0.2	$0.2

In accordance with the adoption of ASU 2017-07, the components of net periodic benefit cost other than the service cost component are included in Other, net in the Consolidated Statements of Operations and Comprehensive Income.
In March 2017, a pre-tax charge of $12.5 million was recorded, reflecting losses previously reported in accumulated other comprehensive loss related to a non-U.S. pension plan for which the Company settled its obligation by purchasing an annuity and making lump sum payments to participants.

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
The Company is exposed to market risk from changes in foreign currency exchange rates, interest rates, stock prices and commodity prices. The Company holds various derivative financial instruments to manage these risks. These financial instruments are carried at fair value and are included within the scope of ASC 820. The Company determines the fair value of derivatives through the use of matrix or model pricing, which utilizes observable inputs such as market interest and currency rates. When determining the fair value of these financial instruments for which Level 1 evidence does not exist, the Company considers various factors including the following: exchange or market price quotations of similar instruments, time value and volatility factors, the Company’s own credit rating and the credit rating of the counter-party.
The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis for each of the hierarchy levels:

(Millions of Dollars)	Total Carrying Value	Level 1	Level 2	Level 3
March 31, 2018
Money market fund	$11.6	$11.6	$—	$—
Derivative assets	$26.0	$—	$26.0	$—
Derivative liabilities	$416.7	$—	$416.7	$—
Contingent consideration liability	$114.3	$—	$—	$114.3
December 30, 2017
Money market fund	$11.6	$11.6	$—	$—
Derivative assets	$18.0	$—	$18.0	$—
Derivative liabilities	$114.0	$—	$114.0	$—
Contingent consideration liability	$114.0	$—	$—	$114.0
The following table provides information about the Company's financial assets and liabilities not carried at fair value, as of March 31, 2018 and December 30, 2017:

	March 31, 2018		December 30, 2017[1]
(Millions of Dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
Other investments	$7.6	$7.8	$7.6	$7.9
Long-term debt, including current portion	$3,805.8	$3,941.0	$3,805.7	$3,991.0
1Certain prior year amounts have been recast as a result of the adoption of the new revenue standard. Refer to Note B, New Accounting Standards, for further discussion.
As discussed in Note F, Acquisitions, the Company recorded a contingent consideration liability relating to the Craftsman® brand acquisition representing the Company's obligation to make future payments to Sears Holdings of between 2.5% and 3.5% on sales of Craftsman products in new Stanley Black & Decker channels through March 2032, which was valued at $114.0 million as of the acquisition date. The first payment is due the first quarter of 2020 relating to royalties owed for the previous eleven quarters, and future payments will be due quarterly through the first quarter of 2032. The estimated fair value was determined using a discounted cash flow analysis based on future sales projections and contractual royalty rates. A 100 basis point reduction in the discount rate would have resulted in an increase to the liability of approximately $8 million. The liability may fluctuate in the future if there are changes to sales projections or the discount rate as a result of actual sales levels or changes in market conditions. There was no significant change in the fair value of the contingent consideration as of March 31, 2018.

The Company had no significant non-recurring fair value measurements, nor any other financial assets or liabilities measured using Level 3 inputs, during the first three months of 2018 or 2017.
The money market fund and other investments related to the West Coast Loading Corporation ("WCLC") trust are considered Level 1 instruments within the fair value hierarchy. The long-term debt instruments are considered Level 2 instruments and are measured using a discounted cash flow analysis based on the Company’s marginal borrowing rates. The differences between the carrying values and fair values of long-term debt are attributable to the stated interest rates differing from the Company's marginal borrowing rates. The fair values of the Company's variable rate short-term borrowings approximate their carrying values at March 31, 2018 and December 30, 2017. The fair values of the derivative financial instruments in the table above are based on current settlement values.
As discussed in Note D, Accounts And Notes Receivable, the Company had a deferred purchase price receivable related to sales of trade receivables. The deferred purchase price receivable was settled in full in January 2018, and historically was repaid in cash as receivables were collected, generally within 30 days. The carrying value of the receivable as of December 30, 2017 approximated fair value.
Refer to Note I, Financial Instruments, for more details regarding derivative financial instruments, Note R, Commitments and Contingencies, for more details regarding the other investments related to the WCLC trust, and Note H, Long-Term Debt and Financing Arrangements, for more information regarding the carrying values of the long-term debt.

N.    OTHER COSTS AND EXPENSES
Other, net is primarily comprised of intangible asset amortization expense, currency-related gains or losses, environmental remediation expense, acquisition-related transaction and consulting costs, and certain pension gains or losses. During the three months ended March 31, 2018 and April 1, 2017, Other, net included $5.9 million and $40.0 million in acquisition-related costs, respectively.

O.    RESTRUCTURING CHARGES
A summary of the restructuring reserve activity from December 30, 2017 to March 31, 2018 is as follows:

(Millions of Dollars)	December 30, 2017	Net Additions	Usage	Currency	March 31, 2018
Severance and related costs	$20.0	$22.3	$(11.6)	$0.4	$31.1
Facility closures and asset impairments	3.2	0.6	(1.1)	—	2.7
Total	$23.2	$22.9	$(12.7)	$0.4	$33.8
For the three months ended March 31, 2018, the Company recognized net restructuring charges of $22.9 million. This amount reflects $22.3 million of net severance charges associated with the reduction of approximately 406 employees and $0.6 million of facility closure and other restructuring costs.
The majority of the $33.8 million of reserves remaining as of March 31, 2018 is expected to be utilized within the next 12 months.

Segments: The $23 million of net restructuring charges for the three months ended March 31, 2018 includes: $8 million pertaining to the Tools & Storage segment; $3 million pertaining to the Industrial segment; $9 million pertaining to the Security segment; and $3 million pertaining to Corporate.

P.	INCOME TAXES

The Company recognized income tax expense of $81.7 million for the three months ended March 31, 2018, resulting in an effective tax rate of 32.4%. The income tax expense in the first quarter of 2018 includes a provisional charge of $23.1 million adjusting the provisional amounts recorded in the fourth quarter of 2017 associated with the recently enacted U.S. tax legislation. The changes to the provisional amounts resulting from the Act increased the effective tax rate by 9.1%. Excluding the impact of the tax and acquisition-related charges, the effective tax rate was 23.0% in the first quarter of 2018. This effective tax rate differs from the U.S. statutory tax rate primarily due to the effect of taxes on foreign earnings and the settlement of certain income tax audits.

The Company recognized income tax expense of $79.7 million for the three months ended April 1, 2017, resulting in an effective tax rate of 16.8%. The effective tax rate differed from the U.S. statutory tax rate during this period primarily due to a portion of the Company’s earnings being realized in lower-taxed foreign jurisdictions and the utilization of U.S. tax attributes due to the divestiture of the mechanical security businesses. Non-deductible transaction costs and other acquisition-related restructuring items partially offset the net tax benefits mentioned above for the three months ended April 1, 2017. Excluding the tax impact of the divestitures and acquisition-related charges in the first quarter of 2017, the effective tax rate was 25.0%.

The Company is subject to examinations by taxing authorities in U.S. federal, state, and foreign jurisdictions. The Company considers many factors when evaluating and estimating its tax positions and the impact on income tax expense, which may require periodic adjustments and which may not accurately anticipate actual outcomes. It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Company's unrecognized tax positions will significantly increase or decrease within the next 12 months. However, based on the uncertainties associated with litigation and the status of examinations, including the protocols of finalizing audits by the relevant tax authorities which could include formal legal proceedings, it is not possible to reasonably estimate the impact of any such change.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act. The Act makes broad and complex changes to the U.S. tax code, including a new tax law that may subject the Company to a tax on global intangible low-taxed income (“GILTI”) beginning in 2018. GILTI is a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. Companies subject to GILTI have the option to account for the GILTI tax as a period cost if and when incurred, or to recognize deferred taxes for temporary differences including outside basis differences expected to reverse as GILTI. The Company has elected to account for GILTI as a period cost, and therefore has included GILTI expense in the effective tax rate calculation.

As of March 31, 2018, the Company has not completed its accounting for the tax effects of the enactment of the Act; however, in certain cases (described below) the Company has made a reasonable estimate of the effects on its existing deferred tax balances and the one-time transition tax. In other cases, the Company has not been able to make a reasonable estimate and continues to account for those items based on its existing accounting under ASC 740, Income Taxes, and the provisions of the tax laws that were in effect immediately prior to enactment.

During the first quarter of 2018, the Company recorded a provisional charge of $23.1 million as an adjustment to the provisional amounts recorded at December 30, 2017 related to the re-measurement of deferred tax assets and liabilities, and liabilities for unrecognized tax benefits. The provisional charges were included as a component of income taxes on the Consolidated Statements of Operations and Comprehensive Income.

The Company operates in many countries throughout the world through numerous subsidiaries. In order to complete the accounting associated with the Act, the Company will continue to accumulate the relevant data, refine computational elements, monitor and analyze U.S. federal and state guidance if and when issued, and adjust its provisional estimates accordingly within the measurement period prescribed by SAB 118. Any adjustments could be material to income tax expense.

Provisional amounts

Deferred tax assets and liabilities: The Company remeasured certain deferred tax assets and liabilities based on the U.S. tax rates at which they are expected to become realized in the future. The provisional amount recorded in 2017 related to the re-measurement of its deferred tax balance resulted in a decrease to tax expense of approximately $252.5 million as of December 30, 2017. Upon further analysis of certain aspects of the Act and refinement of the calculations during the three months ended March 31, 2018, the Company adjusted the provisional amount by $17.4 million as an increase to tax expense, which is included as a component of income taxes on the Consolidated Statements of Operations and Comprehensive Income. The Company is still analyzing certain aspects of the Act and refining its estimate, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.

International provision tax effects: As of December 30, 2017, the Company recorded a provisional amount for the one-time transition tax on undistributed foreign earnings, resulting in an increase to income tax expense of $276.1 million comprised of an accrued provisional income tax payable of approximately $460.7 million, partially offset by the reversal of the deferred tax liability of approximately $184.6 million associated with certain legacy Black & Decker unremitted foreign earnings and profits which were previously designated as not being indefinitely reinvested. The remaining deferred tax liability on unremitted foreign earnings of $4.9 million represents withholding taxes which will become payable upon distribution. The Company is still analyzing certain aspects of the Act and refining its estimate, which may be adjusted, possibly materially, due to changes in interpretations and assumptions the Company has made, guidance that may be issued and actions the Company may take as a result of the Act.

Q.    BUSINESS SEGMENTS AND GEOGRAPHIC AREAS

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

The Company utilizes segment profit, which is defined as net sales minus cost of sales and SG&A inclusive of the provision for doubtful accounts (aside from corporate overhead expense), and segment profit as a percentage of net sales to assess the profitability of each segment. Segment profit excludes the corporate overhead expense element of SG&A, other, net (inclusive of intangible asset amortization expense), gain on sales of businesses, pension settlement, restructuring charges, interest expense, interest income, and income taxes. Refer to Note O, Restructuring Charges, for the amount of net restructuring charges by segment. Corporate overhead is comprised of world headquarters facility expense, cost for the executive management team and cost for certain centralized functions that benefit the entire Company but are not directly attributable to the businesses, such as legal and corporate finance functions. Transactions between segments are not material. Segment assets primarily include cash, accounts receivable, inventory, other current assets, property, plant and equipment, intangible assets and other miscellaneous assets. Net sales and long-lived assets are attributed to the geographic regions based on the geographic locations of the end customer and the Company subsidiary, respectively.

	Year-to-Date
(Millions of Dollars)	2018	2017[1]
NET SALES
Tools & Storage	$2,215.8	$1,894.9
Industrial	504.2	479.7
Security	489.3	481.7
Total	$3,209.3	$2,856.3
SEGMENT PROFIT
Tools & Storage	$301.4	$284.5
Industrial	80.5	85.1
Security	45.5	50.7
Segment profit	427.4	420.3
Corporate overhead	(47.3)	(44.6)
Other, net	(58.0)	(100.5)
Gain on sales of businesses	—	269.2
Pension settlement	—	(12.5)
Restructuring charges	(22.9)	(15.8)
Interest expense	(63.2)	(51.3)
Interest income	15.8	8.6
Earnings before income taxes	$251.8	$473.4
1Certain prior year amounts have been recast as a result of the adoption of the new revenue and pension standards. Refer to Note B, New Accounting Standards, for further discussion.

As described in Note A, Significant Accounting Policies, the Company recognizes revenue at a point in time from the sale of tangible products or over time depending on when the performance obligation is satisfied. For the three months ended March 31, 2018 and April 1, 2017, the majority of the Company’s revenue was recognized at the time of sale. The Security and Industrial segments recognized certain revenue over time, which comprised 48.3% and 10.9% of total segment revenue, respectively, for the three months ended March 31, 2018. For the three months ended April 1, 2017, the Security and Industrial segments recognized 45.9% and 11.2% of revenue over time, respectively.

The following table is a further disaggregation of the Industrial segment revenue for the three months ended March 31, 2018 and April 1, 2017:

	Year-to-Date
(Millions of Dollars)	2018	2017
Engineered Fastening	$411.8	$390.0
Infrastructure	92.4	89.7
Industrial	$504.2	$479.7

The following table is a summary of total assets by segment as of March 31, 2018 and December 30, 2017:

(Millions of Dollars)	March 31, 2018	December 30, 2017[1]
Tools & Storage	$13,343.7	$12,817.5
Industrial	3,391.3	3,413.3
Security	3,434.5	3,406.9
	20,169.5	19,637.7
Corporate assets	(486.3)	(540.0)
Consolidated	$19,683.2	$19,097.7
1Certain prior year amounts have been recast as a result of the adoption of the new revenue standard. Refer to Note B, New Accounting Standards, for further discussion.

Corporate assets primarily consist of cash, deferred taxes and property, plant and equipment. Based on the nature of the Company's cash pooling arrangements, the corporate-related cash accounts will be in a net liability position at times.

GEOGRAPHIC AREAS

The following table is a summary of net sales by geographic area for the three months ended March 31, 2018 and April 1, 2017:

	Year-to-Date
(Millions of Dollars)	2018	2017
United States	$1,668.9	$1,539.9
Canada	144.2	132.8
Other Americas	185.3	158.0
France	162.8	149.1
Other Europe	755.3	619.9
Asia	292.8	256.6
Consolidated[1]	$3,209.3	$2,856.3
1Certain prior year amounts have been recast as a result of the adoption of the new revenue standard. Refer to Note B, New Accounting Standards, for further discussion.

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
In the normal course of business, the Company is a party to administrative proceedings and litigation, before federal and state regulatory agencies, relating to environmental remediation with respect to claims involving the discharge of hazardous substances into the environment, generally at current and former manufacturing facilities. In addition, some of these claims assert that the Company is responsible for damages and liability, for remedial investigation and clean-up costs, with respect to sites that have never been owned or operated by the Company but the Company has been identified as a potentially responsible party ("PRP").
In connection with the 2010 merger with Black & Decker, the Company assumed certain commitments and contingent liabilities. Black & Decker is a party to litigation and administrative proceedings with respect to claims involving the discharge of hazardous substances into the environment at current and former manufacturing facilities and has also been named as a PRP in certain administrative proceedings.
The Company, along with many other companies, has been named as a PRP in a number of administrative proceedings for the remediation of various waste sites, including 26 active Superfund sites. Current laws potentially impose joint and several liabilities upon each PRP. In assessing its potential liability at these sites, the Company has considered the following: whether responsibility is being disputed, the terms of existing agreements, experience at similar sites, and the Company’s volumetric contribution at these sites.
The Company’s policy is to accrue environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In the event that no amount in the range of probable loss is considered most likely, the minimum loss in the range is accrued. The amount of liability recorded is based on an evaluation of currently available facts with respect to each individual site and includes such factors as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. The liabilities recorded do not take into account any claims for recoveries from insurance or third parties. As assessments and remediation progress at individual sites, the amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. As of March 31, 2018 and December 30, 2017, the Company had reserves of $173.3 million and $176.1 million, respectively, for remediation activities associated with Company-owned properties, as well as for Superfund sites, for losses that are probable and estimable. Of the 2018 amount, $23.3 million is classified as current and $150.0 million as long-term which is expected to be paid over the estimated remediation period. The range of environmental remediation costs that is reasonably possible is $140.5 million to $274.3 million which is subject to change in the near term. The Company may be liable for environmental remediation of sites it no longer owns. Liabilities have been recorded on those sites in accordance with policy.
As of March 31, 2018, the Company has recorded $12.2 million in other assets related to funding received by the Environmental Protection Agency (“EPA”) and placed in a trust in accordance with the final settlement with the EPA, embodied in a Consent Decree approved by the United States District Court for the Central District of California on July 3, 2013. Per the Consent Decree, Emhart Industries, Inc. (a dissolved, former indirectly wholly-owned subsidiary of The Black &

Decker Corporation) (“Emhart”) has agreed to be responsible for an interim remedy at a site located in Rialto, California and formerly operated by West Coast Loading Corporation (“WCLC”), a defunct company for which Emhart was alleged to be liable as a successor. The remedy will be funded by (i) the amounts received from the EPA as gathered from multiple parties, and, to the extent necessary, (ii) Emhart's affiliate.  The interim remedy requires the construction of a water treatment facility and the filtering of ground water at or around the site for a period of approximately 30 years or more. As of March 31, 2018, the Company's net cash obligation associated with remediation activities including WCLC assets is $161.1 million.
The EPA has also asserted claims in federal court in Rhode Island against certain current and former affiliates of Black & Decker related to environmental contamination found at the Centredale Manor Restoration Project Superfund ("Centredale") site, located in North Providence, Rhode Island. The EPA has discovered a variety of contaminants at the site, including but not limited to, dioxins, polychlorinated biphenyls, and pesticides. The EPA alleges that Black & Decker and certain of its current and former affiliates are liable for site clean-up costs under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") as successors to the liability of Metro-Atlantic, Inc., a former operator at the site, and demanded reimbursement of the EPA’s costs related to this site. Black & Decker and certain of its current and former affiliates contest the EPA's allegation that they are responsible for the contamination, and have asserted contribution claims, counterclaims and cross-claims against a number of other PRPs, including the federal government as well as insurance carriers. The EPA released its Record of Decision ("ROD") in September 2012, which identified and described the EPA's selected remedial alternative for the site. Black & Decker and certain of its current and former affiliates are contesting the EPA's selection of the remedial alternative set forth in the ROD, on the grounds that the EPA's actions were arbitrary and capricious and otherwise not in accordance with law, and have proposed other equally-protective, more cost-effective alternatives. On June 10, 2014, the EPA issued an Administrative Order under Sec. 106 of CERCLA, instructing Emhart Industries, Inc. and Black & Decker to perform the remediation of Centredale pursuant to the ROD. Black & Decker and Emhart Industries, Inc. dispute the factual, legal and scientific bases cited by the EPA for such an administrative order and have provided the EPA with numerous good-faith bases for Black & Decker’s and Emhart Industries, Inc.’s declination to comply with the administrative order at this time. Black & Decker and Emhart Industries, Inc. continue to vigorously litigate the issue of their liability for environmental conditions at the Centredale site, including the completion of the Phase 1 trial in late July, 2015 and the completion of the Phase 2 trial in April, 2017. The Court in Phase 1 of the trial found that dioxin contamination at the Centredale site was not "divisible," and that Emhart was jointly and severally liable for dioxin contamination at the site. In its Phase 2 Findings of Fact and Conclusions of Law, entered on August 17, 2017, the Court found that certain components of the EPA's selected remedy were arbitrary and capricious, and remanded the matter to the EPA while retaining jurisdiction over the ongoing remedy selection and implementation process. The Court also held in Phase 2 that Black and Decker had sufficient cause for its declination to comply with the EPA's June 10, 2014 administrative order and that no associated civil penalties or fines were warranted. The United States has filed a Motion for Reconsideration concerning the Court's Phase 2 rulings, and a ruling on that motion is not expected until the summer of 2018. The United States has also appealed the ruling to the United States Court of Appeals for the First Circuit. Emhart's Motion to Dismiss the Appeal was denied without prejudice for consideration with the merits. The 3rd Phase of the litigation and trial, which is in its very early stages, will address the potential allocation of liability to other parties who may have contributed to contamination of the Centerdale site with dioxins, polychlorinated biphenyls and other contaminants of concern. The Company's estimated remediation costs related to the Centredale site (including the EPA’s past costs as well as costs of additional investigation, remediation, and related costs such as EPA’s oversight costs, less escrowed funds contributed by primary PRPs who have reached settlement agreements with the EPA), which the Company considers to be probable and reasonably estimable, range from approximately $68.1 million to $139.8 million, with no amount within that range representing a more likely outcome until such time as the litigation is resolved through judgment or compromise. The Company’s reserve for this environmental remediation matter of $68.1 million reflects the fact that the EPA considers Metro-Atlantic, Inc. to be a primary source of contamination at the site. As the specific nature of the environmental remediation activities that may be mandated by the EPA at this site have not yet been finally determined through the on-going litigation, the ultimate remedial costs associated with the site may vary from the amount accrued by the Company at March 31, 2018.

The Company and approximately 47 other companies comprise the Lower Passaic Cooperating Parties Group (the “CPG”). The CPG members and other companies are parties to a May 2007 Administrative Settlement Agreement and Order on Consent (“AOC”) with the EPA to perform a remedial investigation/feasibility study (“RI/FS”) of the lower seventeen miles of the Lower Passaic River in New Jersey (the “River”). The Company’s potential liability stems from former operations in Newark, New Jersey. As an interim step related to the 2007 AOC, on June 18, 2012, the CPG members voluntarily entered into an AOC with the EPA for remediation actions focused solely at mile 10.9 of the River. The Company’s estimated costs related to the RI/FS and focused remediation action at mile 10.9, based on an interim allocation, are included in its environmental reserves. On April 11, 2014, the EPA issued a Focused Feasibility Study (“FFS”) and proposed plan which addressed various early action remediation alternatives for the lower 8.3 miles of the River. The EPA received public comment on the FFS and proposed plan (including comments from the CPG and other entities asserting that the FFS and proposed plan do not comply with CERCLA) which public comment period ended on August 20, 2014. The CPG submitted to the EPA a draft RI report in February 2015 and draft FS report in April 2015 for the entire lower seventeen miles of the River. On March 4, 2016, the EPA issued a Record of

Decision selecting the remedy for the lower 8.3 miles of the River. The cleanup plan adopted by the EPA is now considered a final action for the lower 8.3 miles of the River and will include the removal of 3.5 million cubic yards of sediment, placement of a cap over the entire lower 8.3 miles of the River, and, according to the EPA, will cost approximately $1.4 billion and take 6 years to implement after the remedial design is completed. (The EPA estimates that the remedial design will take four years to complete.) The Company and 105 other parties received a letter dated March 31, 2016 from the EPA notifying such parties of potential liability for the costs of the cleanup of the lower 8.3 miles of the River and a letter dated March 30, 2017 stating that the EPA had offered 20 of the parties (not including the Company) an early cash out settlement. In a letter dated May 17, 2017, the EPA stated that these 20 parties did not discharge any of the eight hazardous substances identified as the contaminants of concern in the lower 8.3 mile ROD.  In the March 30, 2017 letter, the EPA stated that other parties who did not discharge dioxins, furans or polychlorinated biphenyls (which are considered the contaminants of concern posing the greatest risk to human health or the environment) may also be eligible for cash out settlement, but expects those parties' allocation to be determined through a complex settlement analysis using a third-party allocator.  The Company asserts that it did not discharge dioxins, furans or polychlorinated biphenyls and should be eligible for a cash out settlement. There has been no determination as to how the RI/FS will be modified in light of the EPA's decision to implement a final action for the lower 8.3 miles of the River. At this time, the Company cannot reasonably estimate its liability related to the remediation efforts, excluding the RI/FS and remediation actions at mile 10.9, as the RI/FS is ongoing, the ultimate remedial approach and associated cost for the upper portion of the River has not yet been determined, and the parties that will participate in funding the remediation and their respective allocations are not yet known. On September 30, 2016, Occidental Chemical Corporation entered into an agreement with the EPA to perform the remedial design for the cleanup plan for the lower 8.3 miles of the river.

Per the terms of a Final Order and Judgment approved by the United States District Court for the Middle District of Florida on January 22, 1991, Emhart is responsible for a percentage of remedial costs arising out of the Kerr McGee Chemical Corporation Superfund Site located in Jacksonville, Florida. On March 15, 2017, the Company received formal notification from the EPA that the EPA had issued a ROD selecting the preferred alternative identified in the Proposed Cleanup Plan. The cleanup adopted by the EPA is estimated to cost approximately $68.7 million. Accordingly, in the first quarter of 2017, the Company increased its reserve by $17.1 million which was recorded in Other, net in the Consolidated Statements of Operations and Comprehensive Income.
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

S.    GUARANTEES
The Company’s financial guarantees at March 31, 2018 are as follows:

(Millions of Dollars)	Term	Maximum Potential Payment	Carrying Amount of Liability
Guarantees on the residual values of leased assets	One to four years	$101.6	$—
Standby letters of credit	Up to three years	73.0	—
Commercial customer financing arrangements	Up to six years	71.6	25.9
Total		$246.2	$25.9
The Company has guaranteed a portion of the residual values of leased assets arising from its synthetic lease program. The lease guarantees are for an amount up to $101.6 million while the fair value of the underlying assets is estimated at $118.9 million. The related assets would be available to satisfy the guarantee obligations and therefore it is unlikely the Company will incur any future loss associated with these guarantees.

The Company has issued $73.0 million in standby letters of credit that guarantee future payments which may be required under certain insurance programs.

The Company provides various limited and full recourse guarantees to financial institutions that provide financing to U.S. and Canadian Mac Tool distributors and franchisees for their initial purchase of the inventory and trucks necessary to function as a distributor and franchisee. In addition, the Company provides limited and full recourse guarantees to financial institutions that extend credit to certain end retail customers of its U.S. Mac Tool distributors and franchisees. The gross amount guaranteed in these arrangements is $71.6 million and the $25.9 million carrying value of the guarantees issued is recorded in other liabilities in the Condensed Consolidated Balance Sheets.

The Company provides warranties on certain products across its businesses. The types of warranties offered generally range from one year to limited lifetime, and certain branded products recently acquired carry a lifetime warranty. Further, the Company sometimes incurs discretionary costs to service its products in connection with product performance issues. Historical warranty and service claim experience forms the basis for warranty obligations recognized. Adjustments are recorded to the warranty liability as new information becomes available.

The changes in the carrying amount of product and service warranties for the three months ended March 31, 2018 and April 1, 2017 are as follows:

(Millions of Dollars)	2018	2017
Balance beginning of period	$176.0	$103.4
Warranties and guarantees issued	24.2	22.7
Acquisition adjustments	15.8	—
Warranty payments and currency	(25.6)	(24.6)
Balance end of period	$190.4	$101.5

T.    DIVESTITURES

On January 3, 2017, the Company sold a business within the Tools & Storage segment for approximately $26 million. On February 22, 2017, the Company sold the majority of its mechanical security businesses within the Security segment, which includes the commercial hardware brands of Best Access, phi Precision and GMT, for net proceeds of approximately $717 million. As a result of these sales, the Company recognized a pre-tax gain of $269.2 million in the first quarter of 2017, primarily related to the sale of the mechanical security businesses. Pre-tax income for these businesses totaled $0.6 million for the three months ended April 1, 2017.

The Company also sold a small business in the Industrial segment during the third quarter of 2017 and a small business in the Tools & Storage segment during the fourth quarter of 2017 for total proceeds of approximately $14 million.

The above disposals did not qualify as discontinued operations in accordance with ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity and therefore, are included in the Company's continuing operations through their respective dates of sale in 2017.

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
BUSINESS OVERVIEW
Strategy

The Company is a diversified global provider of hand tools, power tools and related accessories, engineered fastening systems and products, services and equipment for oil & gas and infrastructure applications, commercial electronic security and monitoring systems, healthcare solutions, and mechanical access solutions (primarily automatic doors). The Company continues to pursue a growth and acquisition strategy that involves industry, geographic and customer diversification to foster sustainable revenue, earnings and cash flow growth. The Company remains focused on organic growth with margin expansion, including increasing its presence in emerging markets, and leveraging the Stanley Fulfillment System ("SFS 2.0"), which focuses on digital excellence, commercial excellence, breakthrough innovation, core SFS operating principles and functional transformation. In addition, the Company continues to make strides towards achieving its 22/22 Vision of reaching $22 billion in revenue by 2022 while expanding the margin rate, by becoming known as one of the world’s leading innovators, delivering top-quartile financial performance and elevating its commitment to social responsibility.

In April 2018, the Company acquired the industrial business of Nelson Fastener Systems ("Nelson"), which enhances its presence in the general industrial end markets and expands its portfolio of highly-engineered fastening solutions.

In March 2017, the Company acquired the Tools business of Newell Brands ("Newell Tools"), which has strengthened its presence in the global tools industry, and the Craftsman® brand, which granted the Company the rights to develop, manufacture and sell Craftsman®-branded products in non-Sears Holdings channels. Furthermore, in February 2017, the Company sold the majority of its mechanical security businesses, which allowed the Company to deploy capital in a more accretive and growth-oriented manner.

In terms of capital allocation, the Company remains committed, over time, to returning approximately 50% of free cash flow to shareholders through a strong and growing dividend as well as opportunistically repurchasing shares. The remaining free cash flow (approximately 50%) will be deployed towards acquisitions.

Refer to the “Strategic Objectives” section of Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Form 10-K for the year ended December 30, 2017 for additional strategic discussions.
Segments
The Company's operations are classified into three reportable business segments, which also represent its operating segments: Tools & Storage, Industrial and Security.

Tools & Storage
The Tools & Storage segment is comprised of the Power Tools & Equipment ("PTE") and Hand Tools, Accessories & Storage ("HTAS") businesses. Annual revenues in the Tools & Storage segment were $9.0 billion in 2017, representing 70% of the Company’s total revenues.
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

Industrial

The Industrial segment is comprised of the Engineered Fastening and Infrastructure businesses. Annual revenues in the Industrial segment were $2.0 billion in 2017, representing 15% of the Company’s total revenues.

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
Acquisitions
On April 2, 2018, the Company acquired Nelson from the Doncasters Group. This acquisition is complementary to the Company's product offerings, enhances its presence in the general industrial end markets, expands its portfolio of highly- engineered fastening solutions, and will deliver cost synergies.

On March 8, 2017, the Company completed the purchase of the Craftsman® brand from Sears Holdings, which provided the Company with the rights to develop, manufacture and sell Craftsman®-branded products in non-Sears Holdings channels. The Company plans to significantly increase the availability of Craftsman®-branded products to consumers in previously underpenetrated channels, enhance innovation, and add manufacturing jobs in the U.S. to support growth.
On March 9, 2017, the Company acquired Newell Tools, which included the highly attractive industrial cutting, hand tool and power tool accessory brands Irwin® and Lenox®. The acquisition enhanced the Company’s position within the global tools & storage industry and broadened the Company’s product offerings and solutions to customers and end-users, particularly within power tool accessories.
Refer to Note F, Acquisitions, for further discussion.
Divestitures
On February 22, 2017, the Company sold the majority of its mechanical security businesses, which included the commercial hardware brands of Best Access, phi Precision and GMT. The sale allowed the Company to deploy capital in a more accretive and growth-oriented manner.

Refer to Note T, Divestitures, for further discussion.

Certain Items Impacting Earnings
Throughout MD&A, the Company has provided a discussion of the outlook and results both inclusive and exclusive of acquisition-related charges, gain on sales of businesses, and tax charge related to the recently enacted U.S. tax legislation. The acquisition-related charges relate primarily to the Newell Tools and Craftsman® brand acquisitions, while the gain on sales of businesses in 2017 primarily related to the divestiture of the mechanical security businesses. The amounts and measures, including gross profit and segment profit, on a basis excluding such charges are considered relevant to aid analysis and understanding of the Company’s results aside from the material impact of these charges. In addition, these measures are utilized internally by management to understand business trends, as once the anticipated cost synergies from these acquisitions, as applicable, are realized, such charges are not expected to recur. These amounts for the first quarters of 2018 and 2017 are as follows:
The Company reported $25 million in pre-tax acquisition-related charges in the first quarter of 2018, which were comprised of the following:

•	$2 million reducing Gross Profit primarily for facility-related charges;

•	$16 million in SG&A primarily for integration-related costs;

•	$6 million in Other, net primarily for transaction-related consulting costs; and

•	$1 million in Restructuring charges pertaining to facility closures and severance.
The tax effect on the above charges was $5 million. The Company also recorded a $23 million tax charge related to the recently enacted U.S. tax legislation. The acquisition-related charges and tax charge resulted in net after-tax charges of $43 million, or $0.28 per diluted share.
The Company reported $58 million in pre-tax acquisition-related charges in the first quarter of 2017, which were comprised of the following:

•	$7 million reducing Gross Profit pertaining to amortization of the inventory step-up adjustment for the Newell Tools and Craftsman® brand acquisitions;

•	$11 million in SG&A primarily for integration-related costs and consulting fees; and

•	$40 million in Other, net primarily for deal transaction costs.
The Company also reported a $269 million pre-tax gain in the first quarter of 2017 relating to the sales of the majority of the mechanical security businesses and a small business in the Tools & Storage segment. The acquisition-related charges and gain on sales of businesses resulted in a net after-tax gain of $197 million, or $1.30 per diluted share, in the first quarter of 2017.
2018 Outlook
This outlook discussion is intended to provide broad insight into the Company’s near-term earnings and cash flow generation prospects. The Company is revising its 2018 diluted earnings per share outlook to $7.40 to $7.60 from $7.80 to $8.00 reflecting the acquisition-related charges associated with the Nelson Fastener Systems acquisition and one-time tax charges related to the recently enacted U.S. tax legislation. The Company is reiterating its diluted earnings per share range, excluding acquisition-related charges and tax charges related to the recently enacted U.S. tax legislation, of $8.30 to $8.50, and its free cash flow conversion estimate, defined as free cash flow divided by net income, of approximately 100%. The Company has changed the following assumptions for 2018: incremental price, cost and productivity actions, as well as modest accretion associated with the Nelson acquisition, will approximate $0.15 of accretion per diluted share, offset by higher commodity inflation (2018 impact of $180 million), including the impacts from the recently announced steel and aluminum tariffs, of approximately $0.15 per diluted share.

RESULTS OF OPERATIONS
Below is a summary of the Company’s operating results at the consolidated level, followed by an overview of business segment performance. Certain amounts reported in the previous year have been recast as a result of the retrospective adoption of new accounting standards in the first quarter of 2018. Refer to Note B, New Accounting Standards, for further discussion.

Terminology: The term “organic” is utilized to describe results aside from the impacts of foreign currency fluctuations, acquisitions during their initial 12 months of ownership, and divestitures. This ensures appropriate comparability to operating results of prior periods.

Net Sales: Net sales were $3.209 billion in the first three months of 2018 compared to $2.856 billion in the first three months of 2017, representing an increase of 12% with strong organic growth of 4%. Acquisitions, primarily Newell Tools, and foreign currency increased sales by 6% and 4%, respectively, while the impact of businesses sold decreased sales by 2%. Tools & Storage net sales increased 17% compared to the first three months of 2017 due to strong organic growth of 6%, fueled by solid growth across all regions, acquisition growth of 8% and favorable foreign currency of 3%. Industrial net sales increased 5% compared to the first three months of 2017 primarily due to favorable foreign currency of 6% partially offset by a 1% decrease due to a business sold in the third quarter of 2017. Net sales in the Security segment increased 2% compared to the first three months of 2017 as favorable foreign currency of 5%, small bolt-on commercial electronic security acquisitions of 3%, and price of 1% more than offset declines of 5% from the sale of the majority of the mechanical security businesses and 2% from lower volumes.

Gross Profit: Gross profit was $1.166 billion, or 36.3% of net sales, in the first three months of 2018 compared to $1.066 billion, or 37.3% of net sales, in the first three months of 2017. Acquisition-related charges, which reduced gross profit, were $1.7 million for the three months ended March 31, 2018 and $6.8 million for the three months ended April 1, 2017. Excluding these charges, gross profit was 36.4% of net sales for the three months ended March 31, 2018, compared to 37.6% of net sales for the three months ended April 1, 2017. The year-over-year decrease in the profit rate was attributable to an anticipated $50 million of commodity inflation which more than offset volume leverage and productivity.

SG&A Expenses: SG&A, inclusive of the provision for doubtful accounts, was $785.6 million, or 24.5% of net sales, in the first three months of 2018, compared to $690.3 million, or 24.2% of net sales, in the first three months of 2017. Within SG&A, acquisition-related charges totaled $16.4 million for the three months ended March 31, 2018 and $10.7 million for the three months ended April 1, 2017. Excluding these charges, SG&A was 24.0% of net sales for the three months ended March 31, 2018, compared to 23.8% for the three months ended April 1, 2017, as investments in SFS 2.0 initiatives were moderated by continued tight cost management.

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

Corporate Overhead: The corporate overhead element of SG&A, which is not allocated to the business segments, amounted to $47.3 million, or 1.5% of net sales, in 2018 compared to $44.6 million, or 1.6% of net sales, in the corresponding period of 2017.

Other, net: Other, net amounted to $58.0 million in the first three months of 2018 compared to $100.5 million in the first three months of 2017. Excluding acquisition-related charges of $5.9 million and $40.0 million for the three months ended March 31, 2018 and April 1, 2017, respectively, Other, net totaled $52.1 million and $60.5 million, respectively. The year-over-year decrease was primarily driven by a one-time environmental remediation charge of $17 million in the first quarter of 2017 relating to a legacy Black & Decker site, offset by higher intangible amortization expense in the first quarter of 2018.

Gain on Sales of Businesses: During the first quarter of 2017, the Company reported a $269.2 million pre-tax gain primarily relating to the sale of the majority of the Company's mechanical security businesses, as previously discussed.

Pension settlement: Pension settlement of $12.5 million for the first quarter of 2017 reflects losses previously reported in Accumulated other comprehensive loss related to a non-U.S. pension plan for which the Company settled its obligation by purchasing an annuity and making lump sum payments to participants.

Interest, net: Net interest expense was $47.4 million in the first quarter of 2018 compared to $42.7 million in the first quarter of 2017. The year-over-year increase was primarily due to higher interest rates on the Company's U.S. commercial paper borrowings, partially offset by higher investment income.

Income Taxes: The Company recognized income tax expense of $81.7 million for the three months ended March 31, 2018, resulting in an effective tax rate of 32.4%. The income tax expense in the first quarter of 2018 includes a provisional charge of $23.1 million adjusting the provisional amounts recorded in the fourth quarter of 2017 associated with the recently enacted U.S. tax legislation. The changes to the provisional amounts resulting from the Act increased the effective tax rate by 9.1%. Excluding the impact of the tax and acquisition-related charges, the effective tax rate was 23.0% in the first quarter of 2018. This effective tax rate differs from the U.S. statutory tax rate primarily due to the effect of taxes on foreign earnings and the settlement of certain income tax audits.

The Company recognized income tax expense of $79.7 million for the three months ended April 1, 2017, resulting in an effective tax rate of 16.8%. The effective tax rate differed from the U.S. statutory tax rate primarily due to a portion of the Company’s earnings being realized in lower-taxed foreign jurisdictions and the utilization of U.S. tax attributes due to the divestiture of the mechanical security businesses. Non-deductible transaction costs and other acquisition-related restructuring items partially offset the net tax benefits mentioned above for the three months ended April 1, 2017. Excluding the tax impact of the divestitures and acquisition-related charges in the first quarter of 2017, the effective tax rate was 25.0%.
Business Segment Results
The Company’s reportable segments are aggregations of businesses that have similar products, services and end markets, among other factors. The Company utilizes segment profit, which is defined as net sales minus cost of sales and SG&A inclusive of the provision for doubtful accounts (aside from corporate overhead expense), and segment profit as a percentage of net sales to assess the profitability of each segment. Segment profit excludes the corporate overhead expense element of SG&A, other, net (inclusive of intangible asset amortization expense), gain on sales of businesses, pension settlement, restructuring charges, interest expense, interest income, and income taxes. Corporate overhead is comprised of world headquarters facility expense, cost for the executive management team and the expense pertaining to certain centralized functions that benefit the entire Company but are not directly attributable to the businesses, such as legal and corporate finance functions. Refer to Note O, Restructuring Charges, for the amount of restructuring charges, attributable to each segment.
The Company's operations are classified into three reportable business segments, which also represent its operating segments: Tools & Storage, Industrial and Security.
Tools & Storage:

	Year-to-Date
(Millions of Dollars)	2018	2017
Net sales	$2,215.8	$1,894.9
Segment profit	$301.4	$284.5
% of Net sales	13.6%	15.0%
Tools & Storage net sales increased $320.9 million, or 17%, in the first three months of 2018 compared to the first three months of 2017. Organic sales increased 6% with all regions contributing. Organic growth in emerging markets was 15%, Europe was 7%, and North America was 3%. Emerging markets growth was largely due to mid-price-point product releases, higher e-commerce volumes and benefits from changes to the Company's distribution models in Russia & Turkey. Share gains continued within Europe as the growth was supported by new product launches and continued successful commercial actions. North America organic growth remained strong despite a combined 3% impact from a slow start to the outdoor products season, due to an extended period of winter weather in several regions, and planned channel inventory reductions in preparation for the upcoming Craftsman rollout. The North American growth was supported by new product innovation, including the expansion of the FLEXVOLT® system, strong commercial execution and a healthy U.S. tool market. Acquisition sales, primarily from Newell Tools, contributed 8% to overall sales growth in the first quarter of 2018 and favorable foreign currency increased sales by 3%.
Segment profit for the first quarter of 2018 was $301.4 million, or 13.6% of net sales, compared to $284.5 million, or 15.0% of net sales, in the corresponding 2017 period. Excluding acquisition-related charges of $14.7 million and $17.3 million for the three months ended March 31, 2018 and April 1, 2017, respectively, segment profit amounted to 14.3% in the first quarter of 2018 compared to 15.9% in the first quarter of 2017 as benefits from volume leverage and productivity were more than offset by the anticipated impact from commodity inflation and growth investments.

Industrial:

	Year-to-Date
(Millions of Dollars)	2018	2017
Net sales	$504.2	$479.7
Segment profit	$80.5	$85.1
% of Net sales	16.0%	17.7%
Industrial net sales increased $24.5 million, or 5%, in the first three months of 2018 compared to the first three months of 2017, due to a 6% increase from favorable foreign currency partially offset by a 1% impact from the sale of a business in the third quarter of 2017. Engineered Fastening organic revenues were flat as automotive fastener penetration gains were offset by the anticipated impact from lower automotive system shipments and lower volumes within electronics. Infrastructure organic revenues were down 1% as higher volumes due to successful commercial actions and improved market conditions in the Hydraulics business were offset by expected lower pipeline project activity in the Oil & Gas business.
Industrial segment profit for the first quarter of 2018 was $80.5 million, or 16.0% of net sales, compared to $85.1 million, or 17.7% of net sales, in the corresponding 2017 period. Excluding acquisition-related charges of $2.0 million for the three months ended March 31, 2018, segment profit amounted to 16.4% of net sales in the first quarter of 2018 compared to 17.7% of net sales in the first quarter of 2017, as productivity gains and cost control were offset by the impact of commodity inflation and SFS 2.0 related investments.
Security:

	Year-to-Date
(Millions of Dollars)	2018	2017
Net sales	$489.3	$481.7
Segment profit	$45.5	$50.7
% of Net sales	9.3%	10.5%
Security net sales increased $7.6 million, or 2%, in the first three months of 2018 compared to the first three months of 2017, primarily due to favorable foreign currency of 5%, small bolt-on commercial electronic security acquisitions of 3%, and a 1% increase in price, which more than offset the 5% impact from the sale of the majority of the mechanical security businesses and lower volume of 2%. North America organic sales growth was flat as higher automatic doors volumes were offset by lower volume within healthcare. Europe organic growth declined 2% as strength within the Nordics and the U.K. was offset by anticipated weakness in France.
Security segment profit for the first quarter of 2018 was $45.5 million, or 9.3% of net sales, compared to $50.7 million, or 10.5% of net sales, in the corresponding 2017 period. Excluding acquisition-related charges of $1.3 million and $0.2 million for the three months ended March 31, 2018 and April 1, 2017, respectively, segment profit amounted to 9.6% in the first quarter of 2018 compared to 10.6% in the first quarter of 2017. The year-over-year change in the segment profit rate reflects investments to support organic growth and the impact from the sale of the majority of the mechanical security businesses.

RESTRUCTURING ACTIVITIES
A summary of the restructuring reserve activity from December 30, 2017 to March 31, 2018 is as follows:

(Millions of Dollars)	December 30, 2017	Net Additions	Usage	Currency	March 31, 2018
Severance and related costs	$20.0	$22.3	$(11.6)	$0.4	$31.1
Facility closures and asset impairments	3.2	0.6	(1.1)	—	2.7
Total	$23.2	$22.9	$(12.7)	$0.4	$33.8
For the three months ended March 31, 2018, the Company recognized net restructuring charges of $22.9 million. This amount reflects $22.3 million of net severance charges associated with the reduction of approximately 406 employees and $0.6 million of facility closure and other restructuring costs.
The Company expects these restructuring actions to result in annual net cost savings of approximately $19 million by the end of 2019.

The majority of the $33.8 million of reserves remaining as of March 31, 2018 is expected to be utilized within the next 12 months.

Segments: The $23 million of net restructuring charges for the three months ended March 31, 2018 includes: $8 million pertaining to the Tools & Storage segment; $3 million pertaining to the Industrial segment; $9 million pertaining to the Security segment; and $3 million pertaining to Corporate.

The anticipated annual net cost savings of approximately $19 million by the end of 2019 includes: $4 million in the Tools and Storage segment; $2 million in the Industrial segment; $11 million in the Security segment; and $2 million in Corporate.

FINANCIAL CONDITION

Liquidity, Sources and Uses of Capital: The Company’s primary sources of liquidity are cash flows generated from operations and available lines of credit under various credit facilities.

Operating Activities: Cash flows used in operations were $349.4 million in the first three months of 2018 compared to $314.1 million in the corresponding period of 2017. Cash outflows from working capital (accounts receivable, inventory, accounts payable and deferred revenue) in both periods were primarily driven by inventory purchases in the Tools & Storage segment to support anticipated demand, as well as higher accounts receivables as a result of strong organic sales.

Free Cash Flow: Free cash flow, in line with normal seasonality, was an outflow of $455.7 million in 2018, compared to $378.8 million in 2017. The year-over-year change in free cash flow was primarily due to higher planned capital expenditures in 2018 to support growth in the Company's supply chain and investments related to SFS 2.0 initiatives. Management considers free cash flow an important indicator of its liquidity, as well as its ability to fund future growth and provide dividends to shareowners. Free cash flow does not include deductions for mandatory debt service, other borrowing activity, discretionary dividends on the Company’s common stock and business acquisitions, among other items.

	Year-to-Date
(Millions of Dollars)	2018	2017
Net cash used in operating activities[1]	$(349.4)	$(314.1)
Less: capital and software expenditures	(106.3)	(64.7)
Free cash outflow	$(455.7)	$(378.8)
1 Certain prior year amounts within operating activities have been recast as a result of the adoption of new accounting standards. Refer to Note B, New Accounting Standards, for further discussion.

Based on its potential to generate cash flow from operations on an annual basis and its credit position at March 31, 2018, the Company continues to believe over the long-term it has the financial flexibility to deploy capital to its shareowners’ advantage through a combination of acquisitions, dividends and potential future share repurchases.

Investing Activities: Cash flows used in investing activities totaled $126.3 million in the first quarter of 2018 primarily due to capital and software expenditures of $106.3 million. Cash flows used in investing activities totaled $1.596 billion in the first quarter of 2017, which mainly consisted of business acquisitions of $2.435 billion and capital and software expenditures of $64.7 million, partially offset by net cash proceeds from sales of businesses of $744.8 million.

Financing Activities: Cash flows provided by financing activities totaled $215.9 million in the first quarter of 2018 primarily due to $382.0 million of proceeds from net short-term borrowings under the Company's commercial paper program, partially offset by $94.9 million of cash dividend payments and a premium paid on capped call options of $57.3 million. Cash flows provided by financing activities in the first quarter of 2017 were $1.073 billion mainly due to $1.157 billion in net short-term borrowings under the Company's commercial paper program primarily to fund acquisitions, partially offset by $86.7 million of cash dividend payments.

Credit Ratings & Liquidity:
The Company maintains strong investment grade credit ratings from the major U.S. rating agencies on its senior unsecured debt (S&P A, Fitch A-, Moody's Baa1), as well as its commercial paper program (S&P A-1, Fitch F2, Moody's P-2). There have been no changes to any of the ratings during the first quarter of 2018. Failure to maintain strong investment grade rating levels could adversely affect the Company’s cost of funds, liquidity and access to capital markets, but would not have an adverse effect on the Company’s ability to access its existing committed credit facilities.

Cash and cash equivalents totaled $406 million as of March 31, 2018, comprised of $58 million in the U.S. and $348 million in foreign jurisdictions. As of December 30, 2017, cash and cash equivalents totaled $638 million, comprised of $54 million in the U.S. and $584 million in foreign jurisdictions.

As a result of the Tax Cuts and Jobs Act signed into law on December 22, 2017 (the "Act"), the Company recorded a provisional tax liability of $466 million for the one-time transition tax associated with unremitted foreign earnings and profits, which includes $5 million of foreign withholding taxes that will become payable upon distribution. The Company is still analyzing certain aspects of the Act and refining its estimate, which may change materially due to changes in interpretations and assumptions the Company has made, new guidance that may be issued in the future, and actions the Company may take as a result of the new legislation. The Act permits a U.S. company to elect to pay the net tax liability interest-free over a period of up to eight years. The Company has considered the implications of paying the required one-time transition tax, and believes it will not have a material impact on its liquidity. The Company is continuing to evaluate the impact of remitting foreign earnings and profits and may adjust its provisional estimate, upon completion of its evaluation, within the measurement period provided for in Staff Accounting Bulletin No. 118 (“SAB 118”). Refer to Note P, Income Taxes, for further discussion of the impacts of the Act.

In March 2018, the Company purchased from a financial institution “at-the-money” capped call options with an approximate term of three years, on 3.2 million shares of its common stock (subject to customary anti-dilution adjustments) for an aggregate premium of $57.3 million. The capped call has a lower strike price of $156.86 and an upper strike price of $203.92. The purpose of the capped call options is to hedge the risk of stock price appreciation between the lower and upper strike prices of the capped call options for a future share repurchase. Refer to Note J, Equity Arrangements, for further discussion.

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

In January 2017, the Company amended its existing $2.0 billion commercial paper program to increase the maximum amount of notes authorized to be issued to $3.0 billion and to include Euro denominated borrowings in addition to U.S. Dollars. As of March 31, 2018, the Company had $393 million of borrowings outstanding against the Company’s $3.0 billion commercial paper program, of which $308 million in Euro denominated commercial paper was designated as a Net Investment Hedge as described in more detail in Note I, Financial Instruments. At December 30, 2017 the Company had no commercial paper borrowings outstanding.

The Company has a five-year $1.75 billion committed credit facility (the “Credit Agreement”). Borrowings under the Credit Agreement may include U.S. Dollars up to the $1.75 billion commitment or in Euro or Pounds Sterling subject to a foreign currency sub-limit of $400.0 million and bear interest at a floating rate dependent upon the denomination of the borrowing. Repayments must be made on December 18, 2020 or upon an earlier termination date of the Credit Agreement, at the election of the Company. The Credit Agreement is designated to be a liquidity back-stop for the Company's $3.0 billion U.S. Dollar and Euro commercial paper program. As of March 31, 2018 and December 30, 2017, the Company had not drawn on this commitment.

The Company also has a 364-day $1.25 billion committed credit facility (the "2017 Credit Agreement") executed in December 2017. The 2017 Credit Agreement consists of a $1.25 billion revolving credit loan and a sub-limit of an amount equal to the Euro equivalent of $400 million for swing line advances. Borrowings under the 2017 Credit Agreement may be made in U.S. Dollars or Euros, pursuant to the terms of the agreement, and bear interest at a floating rate dependent on the denomination of the borrowing. Repayments must be made by December 19, 2018 or upon an earlier termination of the 2017 Credit Agreement at the election of the Company. The Company also has the option at the termination date to convert all advances into a term loan provided certain requirements are met. The 2017 Credit Agreement serves as a liquidity back-stop for the Company’s $3.0 billion U.S. Dollar and Euro commercial paper program. As of March 31, 2018 and December 30, 2017, the Company had not drawn on this commitment.

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

In March 2015, the Company entered into a forward share purchase contract with a financial institution counterparty for 3,645,510 shares of common stock. The contract obligates the Company to pay $350.0 million, plus an additional amount related to the forward component of the contract, in April 2019, or earlier at the Company's option.

Refer to Note H, Long-Term Debt and Financing Arrangements, and Note J, Equity Arrangements, for further discussion of the Company's financing arrangements.

OTHER MATTERS

Critical Accounting Estimates: There have been no significant changes in the Company’s critical accounting estimates during the first quarter of 2018. Refer to the “Other Matters” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Form 10-K for the year ended December 30, 2017 for a discussion of the Company’s critical accounting estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no significant change in the Company’s exposure to market risk during the first quarter of 2018. Refer to the “Market Risk” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Form 10-K for the year ended December 30, 2017 for further discussion.

ITEM 4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of management, including the Company’s President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, the Company has, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined under Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Company’s President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer have concluded that, as of March 31, 2018, the Company’s disclosure controls and procedures are effective. There has been no change in the Company’s internal control over financial reporting that occurred during the first quarter of 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

CAUTIONARY STATEMENT
Under the Private Securities Litigation Reform Act of 1995

Statements in this Quarterly Report on Form 10-Q that are not historical, including but not limited to those regarding the Company’s ability to: (i) achieve its vision of doubling the size of the Company to $22 billion in revenue by 2022 while expanding its margin rate; (iii) achieve full year 2018 diluted EPS of approximately $7.40-$7.60 ($8.30-$8.50 excluding acquisition-related charges and tax charges relating to the recently enacted U.S. tax legislation); (iv) achieve free cash flow conversion, defined as free cash flow divided by net income, of approximately 100% for 2018; and (v) over time, return approximately 50% of free cash flow to shareholders through a strong and growing dividend, as well as opportunistically repurchasing its shares, with the remaining free cash flow (approximately 50%) deployed toward acquisitions, (collectively, the “Results”) are “forward-looking statements” and subject to risk and uncertainty.

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

The Company’s ability to deliver the Results is dependent, or based, upon: (i) the Company’s ability to invest in product, brand and commercialization of the Craftsman® brand (including successful brand launch in the second half of 2018); (ii) the Company’s ability to successfully integrate Newell Tools while remaining focused on its diversified industrial portfolio strategy; (iii) the Company’s ability to deliver overall organic growth of approximately 5% in 2018; (iv) the Company’s ability to limit the impact from commodity inflation of approximately $180 million (including from recently announced steel and aluminum tariffs); (v) net impact from closed acquisitions, cost and price actions and improved productivity, partially offset by higher share count, being approximately +$1.05 to +$1.15 EPS in 2018; (vi) core (non M&A) restructuring charges being approximately $50 million in 2018; (vii) 2018 core tax rate being approximately 18%; (viii) the successful identification, completion and integration of, and realization of cost and revenue synergies associated with, acquisitions, as well as integration of existing businesses and formation of new business platforms; (ix) the continued acceptance of technologies used in the Company’s products and services (including DEWALT FLEXVOLT™ product); (x) the Company’s ability to manage existing Sonitrol franchisee and Mac Tools relationships; (xi) the Company’s ability to minimize costs associated with any sale or discontinuance of a business or product line, including any severance, restructuring, legal or other costs; (xii) the proceeds realized with respect to any business or product line disposals; (xiii) the extent of any asset impairments with respect to any businesses or product lines that are sold or discontinued; (xiv) the success of the Company’s efforts to manage freight costs, steel and other commodity costs as well as capital expenditures; (xv) the Company’s ability to sustain or increase prices in order to, among other things, offset or mitigate the impact of steel, aluminum, freight, energy, non-ferrous commodity and other commodity costs and any inflation increases and/or currency impacts; (xv) the Company’s ability to generate free cash flow and maintain a strong debt to capital ratio; (xvi) the Company’s ability to identify and effectively execute productivity improvements and cost reductions, while minimizing any associated restructuring charges; (xvii) the Company’s ability to obtain favorable settlement of tax audits; (xviii) the ability of the Company to generate earnings sufficient to realize future income tax benefits during periods when temporary differences become deductible, including realizing tax credit carry forward amounts within the allowable carry forward periods; (xix) the continued ability of the Company to access credit markets under satisfactory terms; (xx) the Company’s ability to negotiate satisfactory price and payment terms under which the Company buys and sells goods, services, materials and products; (xxi) the Company’s ability to successfully develop, market and achieve sales from new products and services; (xxii) the availability of cash to repurchase shares when conditions are right; (xxiii) adjustments to the provisional estimates recorded in 2017 for the enacted U.S. Tax Cuts and Jobs Act based on legislative developments and refined calculations; and (xxiv) the ability of the Company to proactively manage the impact of the legislative changes brought about by the U.S. Tax Cuts and Jobs Act.

The Company’s ability to deliver the Results is also dependent upon: (i) the success of the Company’s marketing and sales efforts, including the ability to develop and market new and innovative products at the right price points in both existing and new markets; (ii) the ability of the Company to maintain or improve production rates in the Company’s manufacturing facilities, respond to significant changes in product demand and fulfill demand for new and existing products; (iii) the Company’s ability to continue improvements in working capital through effective management of accounts receivable and inventory levels; (iv) the ability to continue successfully managing and defending claims and litigation; (v) the success of the Company’s efforts to mitigate any adverse earnings impact resulting from significant Chinese Renminbi, Canadian Dollar, Euro, British Pound, Brazilian Real, or other currency fluctuations; (vi) the geographic distribution of the Company’s earnings; (vii) the commitment to and success of the Stanley Fulfillment System; and (viii) successful implementation with expected results of cost reduction programs.

The Company’s ability to achieve the Results will also be affected by external factors. These external factors include: challenging global geopolitical and macroeconomic environment, possibly including impact from "Brexit" or other similar actions by other EU member states as well as the impact of any U.S. tariffs on imported goods; the economic environment of emerging markets, particularly Latin America, Russia, China and Turkey; pricing pressure and other changes within competitive markets; the continued consolidation of customers particularly in consumer channels; inventory management pressures on the Company’s customers; the impact the tightened credit markets may have on the Company or its customers or suppliers; the extent to which the Company has to write off accounts receivable or assets or experiences supply chain disruptions in connection with bankruptcy filings by customers or suppliers; increasing competition; changes in laws, regulations and policies that affect the Company, including, but not limited to trade, monetary, tax and fiscal policies and laws; the timing and extent of any inflation or deflation; the impact of poor weather conditions on sales; currency exchange fluctuations; the impact of dollar/foreign currency exchange and interest rates on the competitiveness of products and the Company’s debt program; the strength of the U.S. and European economies; the impact from demand changes within world-wide markets associated with homebuilding and remodeling; the impact of events that cause or may cause disruption in the Company’s supply, manufacturing, distribution and sales networks such as war, terrorist activities, and political unrest including, hostilities on the Korean Peninsula; and recessionary or expansive trends in the economies of the world in which the Company operates. The Company undertakes no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date hereof.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors as disclosed in the Company’s Form 10-K for the year ended December 30, 2017 filed with the Securities and Exchange Commission on February 27, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
The following table provides information about the Company’s purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the three months ended March 31, 2018:

2018	(a) Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of A Publicly Announced Plan Or Program	(b) Maximum Number Of Shares That May Yet Be Purchased Under The Program
December 31 - February 3	1,592	$170.25	—	15,000,000
February 4 - March 3	67,655	163.23	—	15,000,000
March 4 - March 31	590	158.94	—	15,000,000
Total	69,837	$163.35	—	15,000,000

(a)
The shares of common stock in this column were deemed surrendered to the Company by participants in various benefit plans of the Company to satisfy the participants’ taxes related to vesting or delivery of time-vesting restricted share units under those plans.

(b)
On July 20, 2017, the Board of Directors approved a new repurchase program for up to 15.0 million shares of the Company’s common stock and terminated its previously approved repurchase program.  As of March 31, 2018, the authorized shares available for repurchase under the new repurchase program totaled 15.0 million shares. The currently authorized shares available for repurchase do not include approximately 3.6 million shares reserved and authorized for purchase under the Company’s previously approved repurchase program relating to a forward share purchase contract entered into in March 2015. Refer to Note J, Equity Arrangements, of the Notes to (Unaudited) Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for further discussion.

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

(101)
The following materials from Stanley Black & Decker Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2018 and April 1, 2017; (ii) Condensed Consolidated Balance Sheets at March 31, 2018 and December 30, 2017; (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and April 1, 2017; and (iv) Notes to (Unaudited) Condensed Consolidated Financial Statements**.

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

STANLEY BLACK & DECKER, INC.

Date:	April 23, 2018	By:	/s/ DONALD ALLAN, JR.
Donald Allan, Jr.
Executive Vice President and Chief Financial Officer