Form 10-Q
period 2018-06-30
STANLEY BLACK & DECKER, INC.
filed 2018-07-20
CIK 93556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
153,009,803 shares of the registrant’s common stock were outstanding as of July 17, 2018.

PART I — FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND JULY 1, 2017
(Unaudited, Millions of Dollars, Except Per Share Amounts)

	Second Quarter		Year-to-Date
	2018	2017	2018	2017
Net Sales	$3,643.6	$3,286.7	$6,852.9	$6,143.0
Costs and Expenses
Cost of sales	$2,356.5	$2,073.4	$4,400.1	$3,863.7
Selling, general and administrative	801.8	738.6	1,580.6	1,420.6
Provision for doubtful accounts	4.0	5.6	10.8	13.9
Other, net	119.3	55.3	177.3	155.8
Loss (gain) on sales of businesses	0.8	0.9	0.8	(268.3)
Pension settlement	—	0.3	—	12.8
Restructuring charges	13.4	8.0	36.3	23.8
Interest expense	69.0	56.0	132.2	107.3
Interest income	(15.6)	(9.7)	(31.4)	(18.3)
	$3,349.2	$2,928.4	$6,306.7	$5,311.3
Earnings before income taxes	294.4	358.3	546.2	831.7
Income taxes	1.0	80.7	82.7	160.4
Net earnings	$293.4	$277.6	$463.5	$671.3
Less: Net loss attributable to non-controlling interests	(0.2)	—	(0.7)	—
Net Earnings Attributable to Common Shareowners	$293.6	$277.6	$464.2	$671.3
Total Comprehensive Income Attributable to Common Shareowners	$14.5	$360.1	$280.9	$867.3
Earnings per share of common stock:
Basic	$1.96	$1.86	$3.09	$4.49
Diluted	$1.93	$1.82	$3.03	$4.42
Dividends per share of common stock	$0.63	$0.58	$1.26	$1.16
Weighted-average shares outstanding (in thousands):
Basic	149,748	149,514	150,101	149,353
Diluted	152,494	152,226	153,124	151,862
See Notes to (Unaudited) Condensed Consolidated Financial Statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2018 AND DECEMBER 30, 2017
(Unaudited, Millions of Dollars, Except Per Share Amounts)

	June 30, 2018	December 30, 2017
ASSETS
Current Assets
Cash and cash equivalents	$385.8	$637.5
Accounts and notes receivable, net	2,151.4	1,628.7
Inventories, net	2,444.2	2,018.4
Other current assets	341.2	274.4
Total Current Assets	5,322.6	4,559.0
Property, plant and equipment, net	1,817.1	1,742.5
Goodwill	8,947.7	8,776.1
Intangibles, net	3,596.7	3,507.4
Other assets	495.5	512.7
Total Assets	$20,179.6	$19,097.7
LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities
Short-term borrowings	$1,101.5	$5.3
Current maturities of long-term debt	978.9	977.5
Accounts payable	2,288.5	2,021.0
Accrued expenses	1,270.0	1,387.7
Total Current Liabilities	5,638.9	4,391.5
Long-term debt	2,831.2	2,828.2
Deferred taxes	467.0	436.1
Post-retirement benefits	603.7	629.9
Other liabilities	2,451.0	2,507.0
Commitments and Contingencies (Note R)
Shareowners’ Equity
Stanley Black & Decker, Inc. Shareowners’ Equity
Preferred stock, without par value: Authorized 10,000,000 shares in 2018 and 2017 Issued and outstanding 750,000 shares in 2018 and 2017	750.0	750.0
Common stock, par value $2.50 per share: Authorized 300,000,000 shares in 2018 and 2017 Issued 176,902,738 shares in 2018 and 2017	442.3	442.3
Retained earnings	6,273.9	5,998.7
Additional paid in capital	4,606.4	4,643.2
Accumulated other comprehensive loss	(1,772.4)	(1,589.1)
ESOP	(14.4)	(18.8)
	10,285.8	10,226.3
Less: cost of common stock in treasury	(2,100.4)	(1,924.1)
Stanley Black & Decker, Inc. Shareowners’ Equity	8,185.4	8,302.2
Non-controlling interests	2.4	2.8
Total Shareowners’ Equity	8,187.8	8,305.0
Total Liabilities and Shareowners’ Equity	$20,179.6	$19,097.7
See Notes to (Unaudited) Condensed Consolidated Financial Statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND JULY 1, 2017
(Unaudited, Millions of Dollars)

	Second Quarter		Year-to-Date
	2018	2017	2018	2017
OPERATING ACTIVITIES
Net earnings	$293.4	$277.6	$463.5	$671.3
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation and amortization of property, plant and equipment	83.2	73.7	164.5	141.5
Amortization of intangibles	44.5	42.1	86.8	75.8
Loss (gain) on sales of businesses	0.8	0.9	0.8	(268.3)
Changes in working capital	(185.0)	(263.7)	(729.3)	(797.0)
Changes in other assets and liabilities	(38.9)	21.2	(137.7)	14.4
Cash provided by (used in) operating activities	198.0	151.8	(151.4)	(162.3)
INVESTING ACTIVITIES
Capital and software expenditures	(111.7)	(122.2)	(218.0)	(186.9)
Business acquisitions, net of cash acquired	(505.6)	5.3	(506.8)	(2,430.1)
Proceeds from sales of assets	6.6	3.2	7.9	22.5
(Payments) proceeds from sales of businesses, net of cash sold	(1.7)	0.5	(1.9)	745.3
Proceeds (payments) from net investment hedge settlements	37.8	(24.4)	20.3	(3.7)
Proceeds from deferred purchase price receivable	—	104.7	—	227.8
Other	(12.9)	(13.5)	(15.3)	(17.3)
Cash used in investing activities	(587.5)	(46.4)	(713.8)	(1,642.4)
FINANCING ACTIVITIES
Stock purchase contract fees	(10.1)	—	(20.2)	—
Net short-term borrowings (repayments)	753.6	(593.1)	1,135.6	563.6
Cash dividends on common stock	(94.2)	(86.5)	(189.1)	(173.2)
Proceeds from issuances of common stock	9.5	15.6	22.6	32.9
Proceeds from issuance of preferred stock	—	727.5	—	727.5
Premium paid on equity option	—	(25.1)	(57.3)	(25.1)
Purchases of common stock for treasury	(201.3)	(2.1)	(212.7)	(15.6)
Other	—	(1.3)	(5.5)	(2.3)
Cash provided by financing activities	457.5	35.0	673.4	1,107.8
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(87.8)	21.1	(59.9)	59.2
Change in cash, cash equivalents and restricted cash	(19.8)	161.5	(251.7)	(637.7)
Cash, cash equivalents and restricted cash, beginning of period	423.2	378.0	655.1	1,177.2
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$403.4	$539.5	$403.4	$539.5
The following table provides a reconciliation of the cash, cash equivalents and restricted cash balances as of June 30, 2018 and December 30, 2017, as shown above:

	June 30, 2018	December 30, 2017
Cash and cash equivalents	$385.8	$637.5
Restricted cash included in Other current assets	17.6	17.6
Cash, cash equivalents and restricted cash	$403.4	$655.1
See Notes to (Unaudited) Condensed Consolidated Financial Statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018

A.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (hereinafter referred to as “generally accepted accounting principles”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations for the interim periods have been included and are of a normal, recurring nature. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes included in Stanley Black & Decker, Inc.’s (the “Company”) Form 10-K for the year ended December 30, 2017, and subsequent related filings with the Securities and Exchange Commission.

In April 2018, the Company acquired the industrial business of Nelson Fastener Systems ("Nelson") from the Doncasters Group, which is being accounted for as a business combination. The results of this acquisition are being consolidated into the Company's Industrial segment. In March 2017, the Company acquired the Tools business of Newell Brands ("Newell Tools") and the Craftsman® brand, which were both accounted for as business combinations. The results of these acquisitions have been consolidated into the Company's Tools & Storage segment. Refer to Note F, Acquisitions, for further discussion on these acquisitions.

In February 2017, the Company sold the majority of its mechanical security businesses within the Security segment, which included the commercial hardware brands of Best Access, phi Precision and GMT. The Company also sold two small businesses within the Tools & Storage segment in the first and fourth quarters of 2017, and one small business in the Industrial segment in the third quarter of 2017. The operating results of these businesses have been reported within continuing operations in the Condensed Consolidated Financial Statements through their respective dates of sale in 2017. Refer to Note T, Divestitures, for further discussion.

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

Changes in the fair value of derivatives are recognized periodically either in earnings or in shareowners’ equity as a component of other comprehensive income (loss) ("OCI") , depending on whether the derivative financial instrument is undesignated or qualifies for hedge accounting, and if so, whether it represents a fair value, cash flow, or net investment hedge. Changes in the fair value of derivatives accounted for as fair value hedges are recorded in earnings in the same caption as the changes in the fair value of the hedged items. Gains and losses on derivatives designated as cash flow hedges, to the extent they are included in the assessment of effectiveness, are recorded in other comprehensive income (loss) and subsequently reclassified to earnings to offset the impact of the hedged items when they occur. In the event it becomes probable the forecasted transaction to which a cash flow hedge relates will not occur, the derivative would be terminated and the amount in other comprehensive income (loss) would be recognized in earnings. Changes in the fair value of derivatives that are designated and qualify as a hedge of the net investment in foreign operations, to the extent they are included in the assessment of effectiveness, are reported in other comprehensive income (loss) and are deferred until disposal of the underlying assets. Gains and losses representing components excluded from the assessment of effectiveness for cash flow and fair value hedges are recognized in earnings on a straight-line basis in the same caption as the hedged item over the term of the hedge. Gains and losses representing components excluded from the assessment of effectiveness for net investment hedges are recognized in earnings on a straight-line basis in Other, net over the term of the hedge.

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

As a result of the adoption of the new revenue standard, outbound freight is recorded as a component of cost of sales as opposed to a reduction of net sales. The new revenue standard also requires companies to record an asset for anticipated customer return of inventory and a sales return reserve at the gross amount of the initial sale, rather than at the net margin amount. Additionally, certain sales to distributors subject to a guarantee with a third-party financier that were previously deferred are now recognized upon shipment in accordance with the new revenue standard and the associated short-term and long-term accounts receivable and short-term and long-term debt balances have been recast. Lastly, for certain product warranties provided to customers that meet the criteria of a service-type warranty, a portion of consideration paid by customers must now be deferred and recognized as revenue over the anticipated service warranty period.

As a result of the adoption of the new revenue and pension standards, certain amounts in the Consolidated Statements of Operations and Comprehensive Income for the three and six months ended July 1, 2017 have been recast, as follows:

(Millions of Dollars, except per share amounts)	Three months ended July 1, 2017[1]	Adoption of ASU 2014-09	Adoption of ASU 2017-07	Three months ended July 1, 2017
Net Sales	$3,229.5	$57.2	$—	$3,286.7
Cost of sales	$2,017.3	$55.8	$0.3	$2,073.4
Selling, general and administrative	$733.9	$—	$4.7	$738.6
Provision for doubtful accounts	$4.8	$0.8	$—	$5.6
Other, net	$60.3	$—	$(5.0)	$55.3
Earnings before income taxes	$357.7	$0.6	$—	$358.3
Income taxes	$80.5	$0.2	$—	$80.7
Net earnings attributable to common shareowners	$277.2	$0.4	$—	$277.6
Diluted earnings per share of common stock	$1.82	$—	$—	$1.82
1As previously reported in the Company's Form 10-Q for the quarterly period ended July 1, 2017.

(Millions of Dollars, except per share amounts)	Six months ended July 1, 2017[1]	Adoption of ASU 2014-09	Adoption of ASU 2017-07	Six months ended July 1, 2017
Net Sales	$6,035.1	$107.9	$—	$6,143.0
Cost of sales	$3,757.6	$105.6	$0.5	$3,863.7
Selling, general and administrative	$1,410.4	$—	$10.2	$1,420.6
Provision for doubtful accounts	$13.0	$0.9	$—	$13.9
Other, net	$166.5	$—	$(10.7)	$155.8
Earnings before income taxes	$830.3	$1.4	$—	$831.7
Income taxes	$160.0	$0.4	$—	$160.4
Net earnings attributable to common shareowners	$670.3	$1.0	$—	$671.3
Diluted earnings per share of common stock	$4.41	$0.01	$—	$4.42
1As previously reported in the Company's Form 10-Q for the year-to-date period ended July 1, 2017.

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

As a result of the adoption of the new revenue and cash flows standards, certain amounts for the three and six months ended July 1, 2017 in the Condensed Consolidated Statements of Cash Flows have been recast, as follows:

(Millions of Dollars)	Three months ended July 1, 2017[1]	Adoption of ASU 2014-09	Adoption of ASU 2016-15 & 2016-18	Three months ended July 1, 2017
OPERATING ACTIVITIES
Net earnings	$277.2	$0.4	$—	$277.6
Changes in working capital	$(159.1)	$0.1	$(104.7)	$(263.7)
Changes in other assets and liabilities	$21.7	$(0.5)	$—	$21.2
Cash provided by (used in) operating activities	$256.5	$—	$(104.7)	$151.8
INVESTING ACTIVITIES
Proceeds from deferred purchase price receivable	$—	$—	$104.7	$104.7
Cash used in investing activities	$(151.1)	$—	$104.7	$(46.4)

Change in cash, cash equivalents and restricted cash	$161.5	$—	$—	$161.5
Cash, cash equivalents and restricted cash, beginning of period	$378.0	$—	$—	$378.0
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$539.5	$—	$—	$539.5
1As previously reported in the Company's Form 10-Q for the quarterly period ended July 1, 2017.

(Millions of Dollars)	Six months ended July 1, 2017[1]	Adoption of ASU 2014-09	Adoption of ASU 2016-15 & 2016-18	Six months ended July 1, 2017
OPERATING ACTIVITIES
Net earnings	$670.3	$1.0	$—	$671.3
Changes in working capital	$(569.3)	$0.1	$(227.8)	$(797.0)
Changes in other assets and liabilities	$60.9	$(1.1)	$(45.4)	$14.4
Cash provided by (used in) operating activities	$110.9	$—	$(273.2)	$(162.3)
INVESTING ACTIVITIES
Proceeds from deferred purchase price receivable	$—	$—	$227.8	$227.8
Cash used in investing activities	$(1,870.2)	$—	$227.8	$(1,642.4)

Change in cash, cash equivalents and restricted cash	$(592.3)	$—	$(45.4)	$(637.7)
Cash, cash equivalents and restricted cash, beginning of period	1,131.8	$—	$45.4	$1,177.2
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$539.5	$—	$—	$539.5
1As previously reported in the Company's Form 10-Q for the year-to-date period ended July 1, 2017.
In December 2017, the U.S. Securities and Exchange Commission ("SEC") staff issued SAB 118, which provides guidance on accounting for the tax effects of the Tax Cuts and Jobs Act (the “Act”). SAB 118 provides a measurement period that should not extend beyond one year from the Act enactment date for companies to complete the accounting under ASC 740, Income Taxes, (the "measurement period"). In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Act is incomplete but it can determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 based on the provisions of the tax laws that were in effect immediately before the enactment of the Act. The measurement period for accounting for the Act begins in the period of enactment and ends when an entity has obtained, prepared and analyzed the information necessary to complete the accounting requirements under ASC 740, but in no event can the measurement period extend beyond one year. Any provisional amount or adjustment to a provisional amount included in a company’s financial statements during the measurement period should be included in income from continuing operations as an adjustment to tax expense or benefit in the reporting period the amounts are determined. Refer to Note P, Income Taxes, for further discussion.

In August 2017, the FASB issued ASU 2017-12, Derivatives And Hedging (Topic 815): Targeted Improvements to Accounting for Hedge Activities. The new standard amends the hedge accounting recognition and presentation requirements in ASC 815. As permitted by ASU 2017-12, the Company early adopted this standard in the first quarter of 2018 on a prospective basis. Refer to Note A, Significant Accounting Policies, for the updated financial instruments policy related to the adoption of this standard.
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

Recently Issued Accounting Standards Not Yet Adopted
In July 2018, the FASB issued ASU 2018-09, Codification Improvements.  This standard does not prescribe any new accounting guidance, but instead makes minor improvements and clarifications of several different FASB Accounting Standards Codification areas based on comments and suggestions made by various stakeholders.  Certain updates are applicable immediately while others provide for a transition period to adopt as part of the next fiscal year beginning after December 15, 2018.  The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The new guidance permits, but does not require, companies to reclassify the stranded tax effects of the Act on items within accumulated other comprehensive income to retained earnings. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The new standard simplifies the subsequent measurement of goodwill by eliminating the second step of the goodwill impairment test. This ASU will be applied prospectively and is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the timing of its adoption of this standard.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("new lease standard"). The objective of the new lease standard is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842 (Leases), which provides narrow amendments to clarify how to apply certain aspects of the new lease standard. Both standards are effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods and are to be applied utilizing a modified retrospective approach. The Company is currently evaluating these standards to determine the impact they may have on its consolidated financial statements.

C.	EARNINGS PER SHARE
The following table reconciles net earnings attributable to common shareowners and the weighted-average shares outstanding used to calculate basic and diluted earnings per share for the three and six months ended June 30, 2018 and July 1, 2017:

	Second Quarter		Year-to-Date
	2018	2017	2018	2017
Numerator (in millions):
Net earnings attributable to common shareowners[1]	$293.6	$277.6	$464.2	$671.3

Denominator (in thousands):
Basic weighted-average shares	149,748	149,514	150,101	149,353
Dilutive effect of stock contracts and awards	2,746	2,712	3,023	2,509
Diluted weighted-average shares	152,494	152,226	153,124	151,862
Earnings per share of common stock[1]:
Basic	$1.96	$1.86	$3.09	$4.49
Diluted	$1.93	$1.82	$3.03	$4.42
1Prior year amounts have been recast as a result of the adoption of the new revenue standard. Refer to Note B, New Accounting Standards, for further discussion.
The following weighted-average stock options were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive (in thousands):

	Second Quarter		Year-to-Date
	2018	2017	2018	2017
Number of stock options	1,161	—	1,162	1,163

As described in detail in Note J, Equity Arrangements, the Company issued $750 million Equity Units in May 2017 comprised of $750.0 million of convertible preferred stock and forward stock purchase contracts. On and after May 15, 2020, the convertible preferred stock may be converted into common stock at the option of the holder. At the election of the Company, upon conversion, the Company may deliver cash, common stock, or a combination thereof. The conversion rate was initially 6.1627 shares of common stock per one share of convertible preferred stock, which is equivalent to an initial conversion price of approximately $162.27 per share of common stock. As of June 30, 2018, due to the customary anti-dilution provisions, the conversion rate was 6.1709, equivalent to a conversion price of approximately $162.05 per share of common stock. The convertible preferred stock is excluded from the denominator of the diluted earnings per share calculation on the basis that the convertible preferred stock will be settled in cash except to the extent that the conversion value of the convertible preferred stock exceeds its liquidation preference. Therefore, before any redemption or conversion, the common shares that would be required to settle the applicable conversion value in excess of the liquidation preference, if the Company elects to settle such excess in common shares, are included in the denominator of diluted earnings per share in periods in which they are dilutive. The shares related to the convertible preferred stock have been anti-dilutive during most of 2018.

D.    ACCOUNTS AND NOTES RECEIVABLE

(Millions of Dollars)	June 30, 2018	December 30, 2017[1]
Trade accounts receivable	$1,952.6	$1,388.1
Trade notes receivable	145.4	158.7
Other accounts receivable	143.7	162.3
Gross accounts and notes receivable	$2,241.7	$1,709.1
Allowance for doubtful accounts	(90.3)	(80.4)
Accounts and notes receivable, net	$2,151.4	$1,628.7
Long-term receivables, net	$168.5	$176.9
1Certain prior year amounts have been recast as a result of the adoption of new accounting standards. Refer to Note B, New Accounting Standards, for further discussion.

Trade receivables are dispersed among a large number of retailers, distributors and industrial accounts in many countries. Adequate reserves have been established to cover anticipated credit losses. Long-term receivables, net, of $168.5 million and $176.9 million at June 30, 2018 and December 30, 2017, respectively, are reported within Other assets in the Condensed Consolidated Balance Sheets. The Company's financing receivables are predominantly related to certain security equipment leases with commercial businesses. Generally, the Company retains legal title to any equipment under lease and bears the right to repossess such equipment in an event of default. All financing receivables are interest bearing and the Company has not classified any financing receivables as held-for-sale. Interest income earned from financing receivables that are not delinquent is recorded on the effective interest method.

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

The Company’s risk of loss following the sale of the receivables is limited to the deferred purchase price receivable, which was $106.9 million at December 30, 2017. The deferred purchase price receivable settled in full in January 2018, and historically was repaid in cash as receivables were collected, generally within 30 days. As such the carrying value of the receivable recorded at December 30, 2017 approximated fair value. There were no delinquencies or credit losses for the three and six months ended July 1, 2017. Cash inflows related to the deferred purchase price receivable totaled $104.7 million and $227.8 million for the three and six months ended July 1, 2017, respectively. In accordance with the adoption of the new cash flows standards described in Note B, New Accounting Standards, the proceeds related to the deferred purchase price receivable are classified as investing activities.

As of June 30, 2018 and December 30, 2017, the Company's deferred revenue totaled $188.2 million and $117.0 million respectively, of which $93.3 million and $95.6 million, respectively, was classified as current.

Revenue recognized for the three months ended June 30, 2018 and July 1, 2017 that was previously deferred as of December 30, 2017 and December 31, 2016 totaled $18.9 million and $15.2 million, respectively. Revenue recognized for the six months ended June 30, 2018 and July 1, 2017 that was previously deferred as of December 30, 2017 and December 31, 2016 totaled $93.5 million and $81.4 million, respectively.

As of June 30, 2018, approximately $1.155 billion of revenue from long-term contracts primarily in the Security segment was unearned related to customer contracts which were not completely fulfilled and will be recognized on a decelerating basis over the next 5 years. This amount excludes any of the Company's contracts with an original expected duration of one year or less.

E.	INVENTORIES
The components of Inventories, net at June 30, 2018 and December 30, 2017 are as follows:

(Millions of Dollars)	June 30, 2018	December 30, 2017
Finished products	$1,734.8	$1,461.4
Work in process	197.3	155.5
Raw materials	512.1	401.5
Total	$2,444.2	$2,018.4

F.    ACQUISITIONS

2018 ACQUISITIONS

Nelson Fasteners Systems
On April 2, 2018, the Company acquired the industrial business of Nelson Fastener Systems ("Nelson") from the Doncasters Group, for $430.4 million, net of cash acquired and an estimated working capital adjustment. Nelson is complementary to the Company's product offerings, enhances its presence in the general industrial end markets, expands its portfolio of highly-engineered fastening solutions, and will deliver cost synergies. The results of Nelson are being consolidated into the Industrial segment.
The Nelson acquisition is being accounted for as a business combination, which requires, among other things, the assets acquired and liabilities assumed to be recognized at their fair values as of the acquisition date. The estimated fair value of identifiable net assets acquired, which includes $67.5 million of working capital and $174.0 million of intangible assets, is $227.0 million. The related goodwill is $203.4 million. The amount allocated to intangible assets includes $150.0 million for customer relationships. The useful lives assigned to the intangible assets range from 12 to 15 years.
Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the expected cost synergies of the combined business, assembled workforce, and the going concern nature of Nelson. Goodwill is not expected to be deductible for tax purposes.
The purchase price allocation for Nelson is preliminary in all respects. During the measurement period, the Company expects to record adjustments relating to the finalization of intangible assets, inventory and property, plant and equipment valuations, working capital accounts, leases, pension liabilities, various opening balance sheet contingencies, including environmental remediation, and various income tax matters, amongst others.
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

Other 2018 Acquisitions
During the second quarter of 2018, the Company completed four smaller acquisitions for a total purchase price of $84.3 million, net of cash acquired. The estimated fair value of the identifiable net assets acquired, which includes $13.9 million of working capital and $36.8 million of intangible assets, is $30.6 million. The related goodwill is $53.7 million. The amount allocated to intangible assets includes $24.4 million for customer relationships. The useful lives assigned to intangible assets ranges from 10 and 12 years.
The purchase price allocation for these acquisitions is preliminary in all respects. During the measurement period, the Company expects to record adjustments relating to the finalization of valuations for intangible assets, working capital accounts, and various opening balance sheet contingencies and various income tax matters, amongst others. These adjustments are not expected to have a material impact on the Company’s condensed consolidated financial statements.

2017 ACQUISITIONS

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
Other 2017 Acquisitions
During 2017, the Company completed four smaller acquisitions for a total purchase price of $182.9 million, net of cash acquired, which are being consolidated into the Company's Tools & Storage and Security segments. The estimated fair value of the identifiable net assets acquired, which includes $38.2 million of working capital and $54.4 million of intangible assets, is $89.4 million. The related goodwill is $93.5 million. The amount allocated to intangible assets includes $51.4 million for customer relationships. The useful lives assigned to the customer relationships range between 10 and 15 years.
The purchase price allocation for these acquisitions is substantially complete. The Company will complete its purchase price allocation in the third quarter of 2018. Any measurement period adjustments resulting from the finalization of the Company's purchase accounting assessment are not expected to be material.
ACTUAL AND PRO-FORMA IMPACT OF THE ACQUISTIONS

Actual Impact from Acquisitions
The net sales and net losses from 2018 acquisitions included in the Company's Consolidated Statements of Operations and Comprehensive Income are $66.1 million and $11.3 million, respectively, for both the three and six months ended June 30, 2018. These amounts include amortization relating to inventory step-up and intangible assets recorded upon acquisition, transaction costs, and other integration-related costs.
Pro-forma Impact from Acquisitions

The following table presents supplemental pro-forma information as if the 2017 and 2018 acquisitions had occurred on January 1, 2017. The pro-forma consolidated results are not necessarily indicative of what the Company’s consolidated net sales and net earnings would have been had the Company completed the acquisitions on January 1, 2017. In addition, the pro-forma consolidated results do not purport to project the future results of the Company.

	Second Quarter		Year-to-Date
(Millions of Dollars, except per share amounts)	2018	2017	2018	2017
Net sales	$3,651.4	$3,394.1	$6,930.2	$6,505.4
Net earnings attributable to common shareowners	$306.6	$276.9	$480.4	$667.7
Diluted earnings per share	$2.01	$1.82	$3.14	$4.40

2018 Pro-forma Results

The 2018 pro-forma results were calculated by combining the results of Stanley Black & Decker with the stand-alone results of the 2018 acquisitions for their respective pre-acquisition periods. Accordingly the following adjustments were made:

•
Elimination of the historical pre-acquisition intangible asset amortization expense and the addition of intangible asset amortization expense related to intangibles valued as part of the purchase price allocation that would have been incurred from December 31, 2017 to the acquisition dates.

•	Additional depreciation expense for the property, plant, and equipment fair value adjustments that would have been incurred from December 31, 2017 to the acquisition date of Nelson.

•
Because the 2018 acquisitions were assumed to occur on January 1, 2017, there were no deal costs or inventory step-up amortization factored into the 2018 pro-forma year, as such expenses would have occurred in the first year following the acquisition.

2017 Pro-forma Results

The 2017 pro-forma results were calculated by combining the results of Stanley Black & Decker with the stand-alone results of the 2017 and 2018 acquisitions for their respective pre-acquisition periods. Accordingly the following adjustments were made:

•
Elimination of the historical pre-acquisition intangible asset amortization expense and the addition of intangible asset amortization expense related to intangibles valued as part of the purchase price allocation that would have been incurred from January 1, 2017 to the acquisition dates of Newell Tools and Craftsman and from January 1, 2017 to July 1, 2017 for the remaining 2017 and 2018 acquisitions.

•
Additional depreciation expense for the property, plant, and equipment fair value adjustments that would have been incurred from January 1, 2017 to the acquisition date of Newell Tools and from January 1, 2017 to July 1, 2017 for Nelson.

•	Additional expense for deal costs and inventory step-up, which would have been amortized as the corresponding inventory was sold.

G.    GOODWILL
Changes in the carrying amount of goodwill by segment are as follows:

(Millions of Dollars)	Tools & Storage	Industrial	Security	Total
Balance December 30, 2017	$5,189.7	$1,454.4	$2,132.0	$8,776.1
Acquisition adjustments	40.8	203.9	44.0	288.7
Foreign currency translation	(61.4)	(3.8)	(51.9)	(117.1)
Balance June 30, 2018	$5,169.1	$1,654.5	$2,124.1	$8,947.7

H.    LONG-TERM DEBT AND FINANCING ARRANGEMENTS

Long-term debt and financing arrangements at June 30, 2018 and December 30, 2017 are as follows:

		June 30, 2018						December 30, 2017
(Millions of Dollars)	Interest Rate	Original Notional	Unamortized Discount	Unamortized Gain/(Loss) Terminated Swaps [1]	Purchase Accounting FV Adjustment	Deferred Financing Fees	Carrying Value	Carrying Value [2]
Notes payable due 2018	2.45%	$632.5	$—	$—	$—	$(0.7)	$631.8	$630.9
Notes payable due 2018	1.62%	345.0	—	—	—	(0.4)	344.6	344.1
Notes payable due 2021	3.40%	400.0	(0.1)	11.8	—	(1.1)	410.6	412.1
Notes payable due 2022	2.90%	754.3	(0.3)	—	—	(2.7)	751.3	750.9
Notes payable due 2028	7.05%	150.0	—	10.9	10.6	—	171.5	172.6
Notes payable due 2040	5.20%	400.0	(0.2)	(32.7)	—	(3.0)	364.1	363.3
Notes payable due 2052 (junior subordinated)	5.75%	750.0	—	—	—	(18.7)	731.3	731.0
Notes payable due 2053 (junior subordinated)	5.75%	400.0	—	4.7	—	(8.0)	396.7	396.6
Other, payable in varying amounts through 2022	0.00% - 4.50%	8.2	—	—	—	—	8.2	4.2
Total long-term debt, including current maturities		$3,840.0	$(0.6)	$(5.3)	$10.6	$(34.6)	$3,810.1	$3,805.7
Less: Current maturities of long-term debt							(978.9)	(977.5)
Long-term debt							$2,831.2	$2,828.2
1Unamortized gain/(loss) associated with interest rate swaps are more fully discussed in Note I, Financial Instruments.
2Certain prior year amounts have been recast as a result of the adoption of the new revenue standard. Refer to Note B, New Accounting Standards, for further discussion.

In January 2017, the Company amended its existing $2.0 billion commercial paper program to increase the maximum amount of notes authorized to be issued to $3.0 billion and to include Euro denominated borrowings in addition to U.S. Dollars. As of June 30, 2018, the Company had $1.1 billion of borrowings outstanding against the Company’s $3.0 billion commercial paper program, of which approximately $924.5 million in Euro denominated commercial paper was designated as a Net Investment Hedge as described in more detail in Note I, Financial Instruments. As of December 30, 2017, the Company had no commercial paper borrowings outstanding.

The Company has a five-year $1.75 billion committed credit facility (the “Credit Agreement”). Borrowings under the Credit Agreement may include U.S. Dollars up to the $1.75 billion commitment or in Euro or Pounds Sterling subject to a foreign currency sub-limit of $400.0 million and bear interest at a floating rate dependent upon the denomination of the borrowing. Repayments must be made on December 18, 2020 or upon an earlier termination date of the Credit Agreement, at the election of the Company. The Credit Agreement is designated to be a liquidity back-stop for the Company's $3.0 billion U.S. Dollar and Euro commercial paper program. As of June 30, 2018 and December 30, 2017, the Company had not drawn on its existing five-year $1.75 billion committed credit facility.

The Company also has a 364-day $1.25 billion committed credit facility (the "2017 Credit Agreement") executed in December 2017. The 2017 Credit Agreement consists of a $1.25 billion revolving credit loan and a sub-limit of an amount equal to the Euro equivalent of $400 million for swing line advances. Borrowings under the 2017 Credit Agreement may be made in U.S. Dollars or Euros, pursuant to the terms of the agreement, and bear interest at a floating rate dependent on the denomination of the borrowing. Repayments must be made by December 19, 2018 or upon an earlier termination of the 2017 Credit Agreement at the election of the Company. The Company also has the option at the termination date to convert all advances into a term loan provided certain requirements are met. The 2017 Credit Agreement serves as a liquidity back-stop for the Company’s $3.0 billion U.S. Dollar and Euro commercial paper program. As of June 30, 2018 and December 30, 2017, the Company had not drawn on this commitment.

In January 2017, the Company executed a 364-day $1.25 billion committed credit facility which consisted of a $1.25 billion revolving credit loan and a sub-limit of an amount equal to the Euro equivalent of $400 million for swing line advances. Borrowings under this credit agreement were made in U.S. Dollars or Euros, pursuant to the terms of the agreement, and bore interest at a floating rate dependent on the denomination of the borrowing. This credit agreement was terminated in December 2017 at the election of the Company.

I.    FINANCIAL INSTRUMENTS

In the first quarter of 2018, the Company elected to early adopt ASU 2017-12, Derivatives And Hedging (Topic 815): Targeted Improvements to Accounting for Hedge Activities, which amends the hedge accounting recognition and presentation requirements of ASC 815. ASU 2017-12 requires the presentation and disclosure requirements to be applied prospectively and as a result, certain disclosures for the three and six month periods ending July 1, 2017 conform to the presentation and disclosure requirements prior to the adoption.

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

A summary of the fair values of the Company’s derivatives recorded in the Condensed Consolidated Balance Sheets at June 30, 2018 and December 30, 2017 is as follows:

(Millions of Dollars)	Balance Sheet Classification	June 30, 2018	December 30, 2017	Balance Sheet Classification	June 30, 2018	December 30, 2017
Derivatives designated as hedging instruments:
Interest Rate Contracts Cash Flow	Other current assets	$—	$—	Accrued expenses	$33.9	$55.7
Foreign Exchange Contracts Cash Flow	Other current assets	7.3	4.1	Accrued expenses	5.4	33.4
	LT other assets	1.8	—	LT other liabilities	1.0	5.2
Net Investment Hedge	Other current assets	10.2	6.6	Accrued expenses	1.5	7.0
	LT other assets	—	—	LT other liabilities	15.8	5.8
Non-derivative designated as hedging instrument:
Net Investment Hedge		—	—	Short-term borrowings	924.5	—
Total designated as hedging		$19.3	$10.7		$982.1	$107.1
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other current assets	$17.6	$7.3	Accrued expenses	$21.3	$6.9
Total		$36.9	$18.0		$1,003.4	$114.0
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

During the six months ended June 30, 2018 and July 1, 2017, cash flows related to derivatives, including those that are separately discussed below, resulted in net cash received of $23.5 million and $22.8 million, respectively.

CASH FLOW HEDGES
There were after-tax mark-to-market losses of $57.3 million and $112.6 million as of June 30, 2018 and December 30, 2017, respectively, reported for cash flow hedge effectiveness in Accumulated other comprehensive loss. An after-tax loss of $29.8 million is expected to be reclassified to earnings as the hedged transactions occur or as amounts are amortized within the next twelve months. The ultimate amount recognized will vary based on fluctuations of the hedged currencies and interest rates through the maturity dates.

The tables below detail pre-tax amounts of derivatives designated as cash flow hedges in Accumulated other comprehensive loss for active derivatives during the periods in which the underlying hedged transactions affected earnings for the three and six months ended June 30, 2018 and July 1, 2017:

	Second Quarter 2018
(Millions of dollars)	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Recognized in Income on Amounts Excluded from Effectiveness Testing
Interest Rate Contracts	$3.8	Interest expense	$—	$—
Foreign Exchange Contracts	$29.7	Cost of sales	$(9.2)	$—

	Year-to-Date 2018
(Millions of dollars)	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Recognized in Income on Amounts Excluded from Effectiveness Testing
Interest Rate Contracts	$21.8	Interest expense	$—	$—
Foreign Exchange Contracts	$23.0	Cost of sales	$(12.0)	$—

	Second Quarter 2017
(Millions of dollars)	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income (Effective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion*)
Interest Rate Contracts	$(11.0)	Interest expense	$—	$—
Foreign Exchange Contracts	$(29.9)	Cost of sales	$5.2	$—

	Year-to-Date 2017
(Millions of dollars)	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income (Effective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion*)
Interest Rate Contracts	$(7.2)	Interest expense	$—	$—
Foreign Exchange Contracts	$(38.6)	Cost of sales	$9.7	$—
 * Includes ineffective portion and amount excluded from effectiveness testing on derivatives.

A summary of the pre-tax effect of cash flow hedge accounting on the Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2018 is as follows:

	Second Quarter 2018		Year-to-Date 2018
(Millions of dollars)	Cost of Sales	Interest Expense	Cost of Sales	Interest Expense
Total amount in the Consolidated Statements of Operations and Comprehensive Income in which the effects of the cash flow hedges are recorded	$2,356.5	$69.0	$4,400.1	$132.2
Gain (loss) on cash flow hedging relationships:
Foreign Exchange Contracts:
Hedged Items	$9.2	$—	$12.0	$—
Gain (loss) reclassified from OCI into Income	$(9.2)	$—	$(12.0)	$—
Interest Rate Swap Agreements:
Gain (loss) reclassified from OCI into Income [1]	$—	$(3.8)	$—	$(7.6)
1 Inclusive of the gain/loss amortization on terminated derivative financial instruments.

For the three and six months ended July 1, 2017, the hedged items’ impact to the Consolidated Statements of Operations and Comprehensive Income was a loss of $5.2 million and $9.7 million, respectively in Cost of sales. There was no impact related to the interest rate contracts' hedged items for all periods presented.

An after-tax loss of $7.1 million and an after-tax gain of $1.0 million was reclassified from Accumulated other comprehensive loss into earnings (inclusive of the gain/loss amortization on terminated derivative instruments) for the three months ended June 30, 2018 and July 1, 2017, respectively. An after-tax loss of $11.7 million and an after-tax gain of $1.4 million was reclassified from Accumulated other comprehensive loss into earnings (inclusive of the gain/loss amortization on terminated derivative instruments) for the six months ended June 30, 2018 and July 1, 2017, respectively, during the periods in which the underlying hedged transactions affected earnings.

Interest Rate Contracts: The Company enters into interest rate swap agreements in order to obtain the lowest cost source of funds within a targeted range of variable to fixed-debt proportions. At June 30, 2018 and December 30, 2017, the Company had forward starting interest rate swaps on $400 million of future debt issuances which were executed in 2014. The objective of the hedges is to offset the expected variability on future payments associated with the interest rate on debt instruments expected to be issued in 2018. Gains or losses on the swaps are recorded in Accumulated other comprehensive loss and will be subsequently reclassified into earnings as interest expense as the future interest expense on debt is recognized in earnings.

Foreign Currency Contracts

Forward Contracts: Through its global businesses, the Company enters into transactions and makes investments denominated in multiple currencies that give rise to foreign currency risk. The Company and its subsidiaries regularly purchase inventory from subsidiaries with functional currencies different than their own, which creates currency-related volatility in the Company’s results of operations. The Company utilizes forward contracts to hedge these forecasted purchases and sales of inventory. Gains and losses reclassified from Accumulated other comprehensive loss are recorded in Cost of sales as the hedged item affects earnings. There are no components excluded from the assessment of effectiveness for these contracts. At June 30, 2018 and December 30, 2017, the notional value of forward currency contracts outstanding was $264.1 million and $559.9 million, respectively, maturing on various dates through 2018.

Purchased Option Contracts: The Company and its subsidiaries have entered into various intercompany transactions whereby the notional values are denominated in currencies other than the functional currencies of the party executing the trade. In order to better match the cash flows of its intercompany obligations with cash flows from operations, the Company enters into purchased option contracts. Gains and losses reclassified from Accumulated other comprehensive loss are recorded in Cost of sales as the hedged item affects earnings. There are no components excluded from the assessment of effectiveness for these contracts. As of June 30, 2018 and December 30, 2017, the notional value of purchased option contracts was $375.5 million and $400.0 million, respectively, maturing on various dates through 2019.

FAIR VALUE HEDGES

Interest Rate Risk: In an effort to optimize the mix of fixed versus floating rate debt in the Company’s capital structure, the Company enters into interest rate swaps. In prior years, the Company entered into interest rate swaps related to certain of its notes payable which were subsequently terminated. Amortization of the gain/loss on previously terminated swaps is reported as a reduction of interest expense. Prior to termination, the changes in the fair value of the swaps and the offsetting changes in fair value related to the underlying notes were recognized in earnings. As of June 30, 2018 and December 30, 2017, the Company did not have any active fair value interest rate swaps.

A summary of the pre-tax effect of fair value hedge accounting on the Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2018 is as follows:

(Millions of dollars)	Second Quarter 2018 Interest Expense	Year-to-Date 2018 Interest Expense
Total amount in the Consolidated Statements of Operations and Comprehensive Income in which the effects of the fair value hedges are recorded	$69.0	$132.2
Amortization of gain/loss on terminated swaps	$0.8	$1.6
Amortization of the gain/loss on terminated swaps of $0.8 million and $1.6 million is reported as a reduction of interest expense for the three and six months ended July 1, 2017, respectively.
A summary of the amounts recorded on the balance sheet related to cumulative basis adjustments for fair value hedges for the six months ended June 30, 2018 is as follows:

	Year-to-Date 2018
(Millions of dollars)	Carrying Amount of Hedged Liability	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liability
Current Maturities of Long-Term Debt	$—	Terminated Swaps	$3.2
Long-Term Debt	$—	Terminated Swaps	$(8.4)

NET INVESTMENT HEDGES

The Company utilizes net investment hedges to offset the translation adjustment arising from re-measurement of its investment in the assets and liabilities of its foreign subsidiaries. The total after-tax amounts in Accumulated other comprehensive loss were a gain of $46.8 million and $3.4 million at June 30, 2018 and December 30, 2017, respectively.

As of June 30, 2018, the Company had foreign exchange forward contracts maturing on various dates in 2018 with notional values totaling $701.4 million outstanding hedging a portion of its British pound sterling, Swedish krona, Euro and Canadian dollar denominated net investments; a cross currency swap with a notional value totaling $250.0 million maturing in 2023 hedging a portion of its Japanese yen denominated net investment; an option contract with a notional value totaling $36.2 million maturing in 2018 hedging a portion of its Mexican peso denominated net investment; and Euro denominated commercial paper with a value of $924.5 million maturing in 2018 hedging a portion of its Euro denominated net investments. As of December 30, 2017, the Company had foreign exchange contracts maturing on various dates through 2018 with notional values totaling $751.2 million outstanding hedging a portion of its British pound sterling, Mexican peso, Swedish krona, Euro and Canadian dollar denominated net investments, and a cross currency swap with a notional value totaling $250.0 million maturing in 2023 hedging a portion of its Japanese yen denominated net investment.

Maturing foreign exchange contracts resulted in net cash received of $20.3 million and net cash paid of $3.7 million for the six months ended June 30, 2018 and July 1, 2017, respectively.

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

The pre-tax gain or loss from fair value changes for the three and six ended June 30, 2018 and July 1, 2017 was as follows:

	Second Quarter 2018
(Millions of Dollars)	Total Gain (Loss) Recorded in OCI	Excluded Component Recorded in OCI	Income Statement Classification	Total Gain (Loss) Reclassified from OCI to Income	Excluded Component Amortized from OCI to Income
Forward Contracts	$48.7	$2.3	Other, net	$2.3	$2.3
Cross Currency Swap	$1.4	$1.4	Other, net	$1.7	$1.7
Option Contracts	$2.6	$—	Other, net	$—	$—
Non-derivative designated as Net Investment Hedge	$51.5	$—	Other, net	$—	$—

	Year-to-Date 2018
(Millions of Dollars)	Total Gain (Loss) Recorded in OCI	Excluded Component Recorded in OCI	Income Statement Classification	Total Gain (Loss) Reclassified from OCI to Income	Excluded Component Amortized from OCI to Income
Forward Contracts	$22.2	$6.2	Other, net	$4.1	$4.1
Cross Currency Swap	$2.9	$8.3	Other, net	$3.4	$3.4
Option Contracts	$(0.9)	$—	Other, net	$—	$—
Non-derivative designated as Net Investment Hedge	$38.9	$—	Other, net	$—	$—

	Second Quarter 2017			Year-to-Date 2017
(Millions of Dollars)	Amount Recorded in OCI Gain (Loss)	Effective Portion Recorded in Income Statement	Ineffective Portion* Recorded in Income Statement	Amount Recorded in OCI Gain (Loss)	Effective Portion Recorded in Income Statement	Ineffective Portion* Recorded in Income Statement
Other, net	$(73.3)	$—	$—	$(89.0)	$—	$—
*Includes ineffective portion and amount excluded from effectiveness testing.

UNDESIGNATED HEDGES
Foreign Exchange Contracts: Foreign exchange forward contracts are used to reduce risks arising from the change in fair value of certain foreign currency denominated assets and liabilities (such as affiliate loans, payables and receivables). The objective is to minimize the impact of foreign currency fluctuations on operating results. The total notional amount of the forward contracts outstanding at June 30, 2018 was $1.4 billion, maturing on various dates through 2018. The total notional amount of the forward contracts outstanding at December 30, 2017 was $1.0 billion, maturing on various dates through 2018. The impacts of changes in the fair value related to derivatives not designated as hedging instruments under ASC 815 for the three and six months ended June 30, 2018 and July 1, 2017 are as follows:

(Millions of Dollars)	Income Statement Classification	Second Quarter 2018 Amount of Gain (Loss) Recorded in Income on Derivative	Year-to-Date 2018 Amount of Gain (Loss) Recorded in Income on Derivative
Foreign Exchange Contracts	Other, net	$(2.2)	$14.9

(Millions of Dollars)	Income Statement Classification	Second Quarter 2017 Amount of Gain (Loss) Recorded in Income on Derivative	Year-to-Date 2017 Amount of Gain (Loss) Recorded in Income on Derivative
Foreign Exchange Contracts	Other, net	$1.1	$29.7

J.    EQUITY ARRANGEMENTS

In April 2018, the Company repurchased 1,399,732 shares of common stock for approximately $200.0 million.

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

The capped call has an initial lower strike price of $156.86 and an upper strike price of $203.92, which is approximately 30% higher than the closing price of the Company's common stock on March 13, 2018. As of June 30, 2018, there has been no change to the upper and lower strike prices. The aggregate fair value of the options at June 30, 2018 was $34.8 million.

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

In March 2015, the Company entered into a forward share purchase contract with a financial counterparty for 3,645,510 shares of common stock. The contract obligates the Company to pay $350.0 million, plus an additional amount related to the forward component of the contract. In June 2018, the Company amended the settlement date to April 2021, or earlier at the Company's option. The reduction of common shares outstanding was recorded at the inception of the forward share purchase contract in March 2015 and factored into the calculation of weighted-average shares outstanding at that time.

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

On and after May 15, 2020, the Series C Preferred Stock may be converted into common stock at the option of the holder. The initial conversion rate was 6.1627 shares of common stock per one share of Series C Preferred Stock, which is equivalent to an initial conversion price of approximately $162.27 per share of common stock. As of June 30, 2018, due to the customary anti-dilution provisions, the conversion rate was 6.1709, equivalent to a conversion price of approximately $162.05 per share of common stock. At the election of the Company, upon conversion, the Company may deliver cash, common stock, or a combination thereof.

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

The initial maximum settlement rate of 0.7241 was calculated using an initial reference price of $138.10, equal to the last reported sale price of the Company's common stock on May 11, 2017. As of June 30, 2018, due to the customary anti-dilution provisions, the maximum settlement rate was 0.7251, equivalent to a reference price of $137.92. If the applicable market value of the Company's common stock is less than or equal to the reference price, the settlement rate will be the maximum settlement rate; and if the applicable market value of common stock is greater than the reference price, the settlement rate will be a number of shares of the Company's common stock equal to $100 divided by the applicable market value. Upon settlement of the 2020 Purchase Contracts, the Company will receive additional cash proceeds of $750 million.

The Company will make quarterly payments ("Contracts Adjustment Payments") to the holders of the 2020 Purchase Contracts at a rate of 5.375% per annum, payable quarterly in arrears on February 15, May 15, August 15 and November 15, commencing August 15, 2017. The $117.1 million present value of the Contract Adjustment Payments reduced Shareowners’ Equity at inception. As each quarterly Contract Adjustment Payment is made, the related liability is reduced and the difference between the cash payments and the present value will accrete to interest expense, approximately $1.3 million per year over the three-year term. As of June 30, 2018, the present value of the Contract Adjustment Payments was $78.3 million.

The holders can settle the purchase contracts early, for cash, subject to certain exceptions and conditions in the prospectus supplement. Upon early settlement of any purchase contracts, the Company will deliver the number of shares of its common stock equal to 85% of the number of shares of common stock that would have otherwise been deliverable.

2017 Capped Call Transactions

In order to offset the potential economic dilution associated with the common shares issuable upon conversion of the Series C Preferred Stock, to the extent that the conversion value of the convertible preferred stock exceeds its liquidation preference, the Company entered into capped call transactions with three major financial institutions.

The capped call transactions have a term of approximately three years and are intended to cover the number of shares issuable upon conversion of the Series C Preferred Stock. Subject to customary anti-dilution adjustments, the capped call had an initial lower strike price of $162.27, which corresponds to the minimum 6.1627 settlement rate of the Series C Preferred Stock, and an upper strike price of $179.53, which is approximately 30% higher than the closing price of the Company's common stock on May 11, 2017. As of June 30, 2018, due to the customary anti-dilution provisions, the capped call transactions had an adjusted lower strike price of $162.05 and an adjusted upper strike price of $179.29.

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

With respect to the impact on the Company, the 2017 capped call transactions and $750 million Equity Units, when taken together, result in the economic equivalent of having the conversion price on $750 million Equity Units at $179.29, the upper strike of the capped call as of June 30, 2018.

In May 2017, the Company paid $25.1 million, or an average of $5.43 per option, to enter into capped call transactions on 4.6 million shares of common stock. The $25.1 million premium paid was a reduction of Shareowners’ Equity. The aggregate fair value of the options at June 30, 2018 was $16.2 million.

K.    ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables summarize the changes in the balances for each component of Accumulated other comprehensive loss:

(Millions of Dollars)	Currency translation adjustment and other[1]	Unrealized gains (losses) on cash flow hedges, net of tax	Unrealized gains (losses) on net investment hedges, net of tax	Pension gains (losses), net of tax	Total
Balance - December 30, 2017	$(1,108.2)	$(112.6)	$3.4	$(371.7)	$(1,589.1)
Other comprehensive (loss) income before reclassifications	(294.9)	43.6	49.3	7.1	(194.9)
Reclassification adjustments to earnings	—	11.7	(5.9)	5.8	11.6
Net other comprehensive (loss) income	(294.9)	55.3	43.4	12.9	(183.3)
Balance - June 30, 2018	$(1,403.1)	$(57.3)	$46.8	$(358.8)	$(1,772.4)
1Certain prior year amounts have been recast as a result of the adoption of the new revenue standard. Refer to Note B, New Accounting Standards, for further discussion.

(Millions of Dollars)	Currency translation adjustment and other[1]	Unrealized gains (losses) on cash flow hedges, net of tax	Unrealized gains (losses) on net investment hedges, net of tax	Pension gains (losses), net of tax	Total
Balance - December 31, 2016	$(1,586.7)	$(46.3)	$88.6	$(377.2)	$(1,921.6)
Other comprehensive income (loss) before reclassifications	298.0	(44.7)	(57.8)	(20.3)	175.2
Adjustments related to sales of businesses	4.7	—	—	2.6	7.3
Reclassification adjustments to earnings	—	(1.4)	—	14.9	13.5
Net other comprehensive income (loss)	302.7	(46.1)	(57.8)	(2.8)	196.0
Balance - July 1, 2017	$(1,284.0)	$(92.4)	$30.8	$(380.0)	$(1,725.6)
1Certain prior year amounts have been recast as a result of the adoption of the new revenue standard. Refer to Note B, New Accounting Standards, for further discussion.

The reclassifications out of Accumulated other comprehensive loss for the six months ended June 30, 2018 and July 1, 2017 were as follows:

(Millions of Dollars)	2018	2017	Affected line item in Consolidated Statements of Operations And Comprehensive Income
Realized gains (losses) on cash flow hedges	$(12.0)	$9.7	Cost of sales
Realized gains (losses) on cash flow hedges	(7.6)	(7.6)	Interest expense
Total before taxes	$(19.6)	$2.1
Tax effect	7.9	(0.7)	Income taxes
Realized gains (losses) on cash flow hedges, net of tax	$(11.7)	$1.4

Realized gains (losses) on net investment hedges	$7.5	$—	Other, net
Tax effect	(1.6)	—	Income taxes
Realized gains (losses) on net investment hedges, net of tax	$5.9	$—

Amortization of defined benefit pension items:
Actuarial losses and prior service costs / credits	$(7.8)	$(8.0)	Other, net
Settlement loss	—	(12.8)	Other, net
Total before taxes	$(7.8)	$(20.8)
Tax effect	2.0	5.9	Income taxes
Amortization of defined benefit pension items, net of tax	$(5.8)	$(14.9)

L.    NET PERIODIC BENEFIT COST — DEFINED BENEFIT PLANS
Following are the components of net periodic pension (benefit) expense for the three and six months ended June 30, 2018 and July 1, 2017:

	Second Quarter
	Pension Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans		All Plans
(Millions of Dollars)	2018	2017	2018	2017	2018	2017
Service cost	$2.0	$2.1	$3.8	$3.3	$0.2	$0.2
Interest cost	11.0	10.9	7.2	7.1	0.4	0.3
Expected return on plan assets	(17.5)	(16.1)	(11.8)	(11.2)	—	—
Amortization of prior service cost (credit)	0.3	0.2	(0.2)	(0.3)	(0.4)	(0.4)
Amortization of net loss	2.0	2.3	2.3	2.3	—	—
Settlement / curtailment loss	—	—	0.1	0.3	—	—
Net periodic pension (benefit) expense	$(2.2)	$(0.6)	$1.4	$1.5	$0.2	$0.1

	Year-to-Date
	Pension Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans		All Plans
(Millions of Dollars)	2018	2017	2018	2017	2018	2017
Service cost	$3.8	$4.4	$7.7	$6.6	$0.3	$0.3
Interest cost	21.4	21.6	14.7	14.1	0.8	0.7
Expected return on plan assets	(34.3)	(32.2)	(24.0)	(22.2)	—	—
Amortization of prior service cost (credit)	0.5	0.5	(0.6)	(0.6)	(0.7)	(0.7)
Amortization of net loss	3.9	4.2	4.7	4.6	—	—
Settlement / curtailment loss	—	—	0.2	12.8	—	—
Net periodic pension (benefit) expense	$(4.7)	$(1.5)	$2.7	$15.3	$0.4	$0.3

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
The Company is exposed to market risk from changes in foreign currency exchange rates, interest rates, stock prices and commodity prices. The Company holds various financial instruments to manage these risks. These financial instruments are carried at fair value and are included within the scope of ASC 820. The Company determines the fair value of these financial instruments through the use of matrix or model pricing, which utilizes observable inputs such as market interest and currency rates. When determining fair value for which Level 1 evidence does not exist, the Company considers various factors including the following: exchange or market price quotations of similar instruments, time value and volatility factors, the Company’s own credit rating and the credit rating of the counter-party.
The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis for each of the hierarchy levels:

(Millions of Dollars)	Total Carrying Value	Level 1	Level 2	Level 3
June 30, 2018
Money market fund	$10.8	$10.8	$—	$—
Derivative assets	$36.9	$—	$36.9	$—
Derivative liabilities	$78.9	$—	$78.9	$—
Non-derivative hedging instrument	$—	$—	$924.5	$—
Contingent consideration liability	$115.0	$—	$—	$115.0
December 30, 2017
Money market fund	$11.6	$11.6	$—	$—
Derivative assets	$18.0	$—	$18.0	$—
Derivative liabilities	$114.0	$—	$114.0	$—
Contingent consideration liability	$114.0	$—	$—	$114.0
The following table provides information about the Company's financial assets and liabilities not carried at fair value.

	June 30, 2018		December 30, 2017[1]
(Millions of Dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
Other investments	$7.6	$7.8	$7.6	$7.9
Long-term debt, including current portion	$3,810.1	$3,925.6	$3,805.7	$3,991.0
1Certain prior year amounts have been recast as a result of the adoption of the new revenue standard. Refer to Note B, New Accounting Standards, for further discussion.
The money market fund and other investments related to the West Coast Loading Corporation ("WCLC") trust are considered Level 1 instruments within the fair value hierarchy. The long-term debt instruments are considered Level 2 instruments and are measured using a discounted cash flow analysis based on the Company’s marginal borrowing rates. The differences between the carrying values and fair values of long-term debt are attributable to the stated interest rates differing from the Company's marginal borrowing rates. The fair values of the Company's variable rate short-term borrowings approximate their carrying values at June 30, 2018 and December 30, 2017. The fair values of the derivative financial instruments in the table above are based on current settlement values.
As discussed in Note F, Acquisitions, the Company recorded a contingent consideration liability relating to the Craftsman® brand acquisition representing the Company's obligation to make future payments to Sears Holdings of between 2.5% and 3.5% on sales of Craftsman products in new Stanley Black & Decker channels through March 2032, which was valued at $114.0 million as of the acquisition date. The first payment is due the first quarter of 2020 relating to royalties owed for the previous eleven quarters, and future payments will be due quarterly through the first quarter of 2032. The estimated fair value was determined using a discounted cash flow analysis based on future sales projections and contractual royalty rates. A 100 basis point reduction in the discount rate would have resulted in an increase to the liability of approximately $8 million as of the acquisition date. The liability may fluctuate in the future if there are changes to sales projections or the discount rate as a result of actual sales levels or changes in market conditions. There was no significant change in the fair value of the contingent consideration as of June 30, 2018.
The Company had no significant non-recurring fair value measurements, nor any other financial assets or liabilities measured using Level 3 inputs, during the first six months of 2018 or 2017.
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

N.    OTHER COSTS AND EXPENSES
Other, net is primarily comprised of intangible asset amortization expense, currency-related gains or losses, environmental remediation expense, acquisition-related transaction and consulting costs, and certain pension gains or losses. During the three and six months ended June 30, 2018, Other, net included $9.4 million and $15.3 million in acquisition-related transaction and consulting costs, respectively, and a $77.7 million environmental remediation charge related to a recently announced settlement with the Environmental Protection Agency ("EPA"). Refer to Note R, Commitments and Contingencies, for further discussion of the EPA settlement. During the three and six months ended July 1, 2017, Other, net included $5.6 million and $45.6 million of acquisition-related transaction and consulting costs, respectively.

O.    RESTRUCTURING CHARGES
A summary of the restructuring reserve activity from December 30, 2017 to June 30, 2018 is as follows:

(Millions of Dollars)	December 30, 2017	Net Additions	Usage	Currency	June 30, 2018
Severance and related costs	$20.0	$32.8	$(22.9)	$(0.9)	$29.0
Facility closures and asset impairments	3.2	3.5	(5.0)	—	1.7
Total	$23.2	$36.3	$(27.9)	$(0.9)	$30.7
For the six months ended June 30, 2018, the Company recognized net restructuring charges of $36.3 million. This amount reflects $32.8 million of net severance charges associated with the reduction of approximately 1,000 employees and $3.5 million of facility closure and other restructuring costs.
For the three months ended June 30, 2018, the Company recognized net restructuring charges of $13.4 million. This amount reflects $10.5 million of net severance charges associated with the reduction of approximately 594 employees. The Company also had $2.9 million of facility closure and other restructuring costs.
The majority of the $30.7 million of reserves remaining as of June 30, 2018 is expected to be utilized within the next 12 months.

Segments: The $36 million of net restructuring charges for the six months ended June 30, 2018 includes: $15 million pertaining to the Tools & Storage segment; $5 million pertaining to the Industrial segment; $12 million pertaining to the Security segment; and $4 million pertaining to Corporate.

The $13 million of net restructuring charges for the three months ended June 30, 2018 includes: $7 million pertaining to the Tools & Storage segment; $2 million pertaining to the Industrial segment; $3 million pertaining to the Security segment and $1 million pertaining to Corporate.

P.	INCOME TAXES

The Company recognized income tax expense of $1.0 million and $82.7 million for the three and six months ended June 30, 2018, resulting in effective tax rates of 0.3% and 15.1%, respectively. Excluding the impacts of the aforementioned EPA settlement in the second quarter of 2018, the tax charge recorded in the first quarter of 2018 related to the recently enacted U.S. tax legislation, and the acquisition-related charges, the effective tax rates were 7.0% and 13.4% for the three and six months ended June 30, 2018, respectively. These effective tax rates differ from the U.S. statutory tax rate during these periods primarily due to tax on foreign earnings and the effective settlements of income tax audits.

The Company recognized income tax expense of $80.7 million and $160.4 million for the three and six months ended July 1, 2017, respectively, resulting in effective tax rates of 22.5% and 19.3%, respectively. The effective tax rates differed from the U.S. statutory tax rate during these periods primarily due to a portion of the Company’s earnings being realized in lower-taxed foreign jurisdictions, the utilization of U.S. tax attributes during the first quarter of 2017 due to the divestiture of the mechanical security businesses and the favorable settlement of certain income tax audits during the second quarter of 2017. Non-deductible transaction costs and other acquisition-related restructuring items partially offset the net tax benefits mentioned above for the three and six months ended July 1, 2017. Excluding the tax impact of the divestitures and acquisition-related charges for the three and six months ended July 1, 2017, the effective tax rates were 23.5% and 24.1%, respectively.

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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act. As of June 30, 2018, the Company has not completed its accounting for the tax effects of the enactment of the Act; however, in certain cases (as described below), the Company has made a reasonable estimate of the effects on its existing deferred tax balances and the one-time transition tax. In other cases, the Company has not been able to make a reasonable estimate and continues to account for those items based on its existing accounting under ASC 740, Income Taxes, and the provisions of the tax laws that were in effect immediately prior to enactment.

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

Provisional amounts

Deferred tax assets and liabilities: The Company remeasured certain deferred tax assets and liabilities based on the U.S. tax rates at which they are expected to become realized in the future. The provisional amount recorded in 2017 related to the re-measurement of its deferred tax balance resulted in a decrease to tax expense of approximately $252.5 million as of December 30, 2017. Upon further analysis of certain aspects of the Act and refinement of the calculations during the first quarter of 2018, the Company adjusted the provisional amount by $17.4 million as an increase to tax expense, which is included as a component of income taxes on the Consolidated Statements of Operations and Comprehensive Income. The Company is still analyzing certain aspects of the Act and refining its estimate, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.

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

The Company utilizes segment profit, which is defined as net sales minus cost of sales and SG&A inclusive of the provision for doubtful accounts (aside from corporate overhead expense), and segment profit as a percentage of net sales to assess the profitability of each segment. Segment profit excludes the corporate overhead expense element of SG&A, other, net (inclusive of intangible asset amortization expense), gain or loss on sales of businesses, pension settlement, restructuring charges, interest expense, interest income, and income taxes. Refer to Note O, Restructuring Charges, for the amount of net restructuring charges by segment. Corporate overhead is comprised of world headquarters facility expense, cost for the executive management team and cost for certain centralized functions that benefit the entire Company but are not directly attributable to the businesses, such as legal and corporate finance functions. Transactions between segments are not material. Segment assets primarily include cash, accounts receivable, inventory, other current assets, property, plant and equipment, intangible assets and other miscellaneous assets. Net sales and long-lived assets are attributed to the geographic regions based on the geographic locations of the end customer and the Company subsidiary, respectively.

	Second Quarter		Year-to-Date
(Millions of Dollars)	2018	2017[1]	2018	2017[1]
NET SALES
Tools & Storage	$2,567.8	$2,307.4	$4,783.6	$4,202.3
Industrial	573.1	503.4	1,077.3	983.1
Security	502.7	475.9	992.0	957.6
Total	$3,643.6	$3,286.7	$6,852.9	$6,143.0
SEGMENT PROFIT
Tools & Storage	$398.6	$371.9	$700.0	$656.4
Industrial	85.5	94.7	166.0	179.8
Security	48.1	51.8	93.6	102.5
Segment profit	532.2	518.4	959.6	938.7
Corporate overhead	(50.9)	(49.3)	(98.2)	(93.9)
Other, net	119.3	55.3	177.3	155.8
Loss (gain) on sales of businesses	0.8	0.9	0.8	(268.3)
Pension settlement	—	0.3	—	12.8
Restructuring charges	13.4	8.0	36.3	23.8
Interest expense	69.0	56.0	132.2	107.3
Interest income	(15.6)	(9.7)	(31.4)	(18.3)
Earnings before income taxes	$294.4	$358.3	$546.2	$831.7
1Certain prior year amounts have been recast as a result of the adoption of the new revenue and pension standards. Refer to Note B, New Accounting Standards, for further discussion.

As described in Note A, Significant Accounting Policies, the Company recognizes revenue at a point in time from the sale of tangible products or over time depending on when the performance obligation is satisfied. For the three and six months ended June 30, 2018 and July 1, 2017, the majority of the Company’s revenue was recognized at the time of sale. The following table provides the percent of total segment revenue recognized over time for the Industrial and Security segments for the three and six months ended June 30, 2018 and July 1, 2017:

	Second Quarter		Year-to-Date
(Millions of Dollars)	2018	2017	2018	2017
Industrial	10.3%	14.5%	10.6%	12.9%
Security	43.9%	49.6%	46.1%	47.8%

The following table is a further disaggregation of the Industrial segment revenue for the three and six months ended June 30, 2018 and July 1, 2017:

	Second Quarter		Year-to-Date
(Millions of Dollars)	2018	2017	2018	2017
Engineered Fastening	$468.2	$388.8	$880.0	$778.8
Infrastructure	104.9	114.6	197.3	204.3
Industrial	$573.1	$503.4	$1,077.3	$983.1

The following table is a summary of total assets by segment as of June 30, 2018 and December 30, 2017:

(Millions of Dollars)	June 30, 2018	December 30, 2017[1]
Tools & Storage	$13,367.5	$12,817.5
Industrial	3,896.7	3,413.3
Security	3,453.0	3,406.9
	20,717.2	19,637.7
Corporate assets	(537.6)	(540.0)
Consolidated	$20,179.6	$19,097.7
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

GEOGRAPHIC AREAS

The following table is a summary of net sales by geographic area for the three and six months ended June 30, 2018 and July 1, 2017:

	Second Quarter		Year-to-Date
(Millions of Dollars)	2018	2017[1]	2018	2017[1]
United States	$2,004.9	$1,807.5	$3,673.8	$3,347.4
Canada	165.5	143.1	309.7	275.9
Other Americas	206.9	199.0	392.2	357.0
France	160.4	153.0	323.2	302.1
Other Europe	785.4	701.6	1,540.7	1,321.5
Asia	320.5	282.5	613.3	539.1
Consolidated	$3,643.6	$3,286.7	$6,852.9	$6,143.0
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
The Company’s policy is to accrue environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In the event that no amount in the range of probable loss is considered most likely, the minimum loss in the range is accrued. The amount of liability recorded is based on an evaluation of currently available facts with respect to each individual site and includes such factors as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. The liabilities recorded do not take into account any claims for recoveries from insurance or third parties. As assessments and remediation progress at individual sites, the amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. As of June 30, 2018 and December 30, 2017, the Company had reserves of $250.7 million and $176.1 million, respectively, for remediation activities associated with Company-owned properties, as well as for Superfund sites, for losses that are probable and estimable. Of the 2018 amount, $28.7 million is classified as current and $222.0 million as long-term which is expected to be paid over the estimated remediation period. The range of environmental remediation costs that is reasonably possible is $218.1 million to $351.6 million which is subject to change in the near term. The Company may be liable for environmental remediation of sites it no longer owns. Liabilities have been recorded on those sites in accordance with policy.
As of June 30, 2018, the Company has recorded $12.2 million in other assets related to funding received by the Environmental Protection Agency (“EPA”) and placed in a trust in accordance with the final settlement with the EPA, embodied in a Consent Decree approved by the United States District Court for the Central District of California on July 3, 2013. Per the Consent Decree, Emhart Industries, Inc. (a dissolved, former indirectly wholly-owned subsidiary of The Black & Decker Corporation) (“Emhart”) has agreed to be responsible for an interim remedy at a site located in Rialto, California and formerly operated by West Coast Loading Corporation (“WCLC”), a defunct company for which Emhart was alleged to be liable as a successor. The remedy will be funded by (i) the amounts received from the EPA as gathered from multiple parties, and, to the extent necessary, (ii) Emhart's affiliate. The interim remedy requires the construction of a water treatment facility and the filtering of ground water at or around the site for a period of approximately 30 years or more. As of June 30, 2018, the Company's net cash obligation associated with remediation activities including WCLC assets is $238.5 million.
The EPA has also asserted claims in federal court in Rhode Island against certain current and former affiliates of Black & Decker related to environmental contamination found at the Centredale Manor Restoration Project Superfund ("Centredale") site, located in North Providence, Rhode Island. The EPA has discovered a variety of contaminants at the site, including but not limited to, dioxins, polychlorinated biphenyls, and pesticides. The EPA alleges that Black & Decker and certain of its current and former affiliates are liable for site clean-up costs under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") as successors to the liability of Metro-Atlantic, Inc., a former operator at the site, and demanded reimbursement of the EPA’s costs related to this site. Black & Decker and certain of its current and former affiliates contest the EPA's allegation that they are responsible for the contamination, and have asserted contribution claims, counterclaims and cross-claims against a number of other PRPs, including the federal government as well as insurance carriers. The EPA released its Record of Decision ("ROD") in September 2012, which identified and described the EPA's selected remedial alternative for the site. Black & Decker and certain of its current and former affiliates contested the EPA's selection of the remedial alternative set forth in the ROD, on the grounds that the EPA's actions were arbitrary and capricious and otherwise not in accordance with law, and have proposed other equally-protective, more cost-effective alternatives. On June 10, 2014, the EPA issued an Administrative Order under Sec. 106 of CERCLA, instructing Emhart Industries, Inc. and Black & Decker to perform the remediation of Centredale pursuant to the ROD. Black & Decker and Emhart Industries, Inc. disputed the factual, legal and scientific bases cited by the EPA for such an administrative order and have provided the EPA with numerous good-faith bases for Black & Decker’s and Emhart Industries, Inc.’s declination to comply with the administrative order at this time. Black & Decker and Emhart Industries, Inc. continue to vigorously litigate the issue of their liability for environmental conditions at the Centredale site, including the completion of the Phase 1 trial in late July, 2015 and the completion of the Phase 2 trial in April, 2017. The Court in Phase 1 of the trial found that dioxin contamination at the Centredale site was not "divisible," and that Emhart was jointly and severally liable for dioxin contamination at the site. In its Phase 2 Findings of Fact and Conclusions of Law, entered on August 17, 2017, the Court found that certain components of the EPA's selected remedy were arbitrary and capricious, and remanded the matter to the EPA while retaining jurisdiction over the ongoing remedy selection and implementation process. The Court also held in Phase 2 that Black and Decker had sufficient cause for its declination to comply with the EPA's June 10, 2014 administrative order and that no associated civil penalties or fines were warranted. The United States filed a Motion for Reconsideration concerning the Court's Phase 2 rulings and appealed the ruling to the United States Court of Appeals for the First Circuit. Emhart's Motion to Dismiss the Appeal was denied without prejudice for consideration with the merits. On July 9, 2018, a Consent Decree was lodged with the United States District Court documenting the terms of a settlement between the Company and the United States for reimbursement of EPA's past costs and remediation of environmental contamination found at the Centredale site. The terms of the Consent Decree are subject to public comment and Court approval. Once approved and entered, the settlement will resolve outstanding issues relating to Phase 1 and 2 of the litigation with the United States. The 3rd Phase of the litigation and trial, which is in its relatively early stages, will address the potential allocation of liability to other PRPs who may have contributed to contamination of the Centredale site with dioxins, polychlorinated biphenyls and other contaminants of concern. Based on the Company's estimated remediation and response cost obligations arising out of the Settlement reached with the United States (including the EPA’s past costs as well as costs of additional investigation, remediation, and related costs such as EPA’s oversight costs), the Company has increased its reserve for this site by $77.7 million to $145.8 million. Accordingly, in June 2018, the $77.7 million increase was recorded in Other, net in the Consolidated Statements of Operations and Comprehensive Income.

The Company and approximately 47 other companies comprise the Lower Passaic Cooperating Parties Group (the “CPG”). The CPG members and other companies are parties to a May 2007 Administrative Settlement Agreement and Order on Consent (“AOC”) with the EPA to perform a remedial investigation/feasibility study (“RI/FS”) of the lower seventeen miles of the Lower Passaic River in New Jersey (the “River”). The Company’s potential liability stems from former operations in Newark, New Jersey. As an interim step related to the 2007 AOC, on June 18, 2012, the CPG members voluntarily entered into an AOC with the EPA for remediation actions focused solely at mile 10.9 of the River. The Company’s estimated costs related to the RI/FS and focused remediation action at mile 10.9, based on an interim allocation, are included in its environmental reserves. On April 11, 2014, the EPA issued a Focused Feasibility Study (“FFS”) and proposed plan which addressed various early action remediation alternatives for the lower 8.3 miles of the River. The EPA received public comment on the FFS and proposed plan (including comments from the CPG and other entities asserting that the FFS and proposed plan do not comply with CERCLA) which public comment period ended on August 20, 2014. The CPG submitted to the EPA a draft RI report in February 2015 and draft FS report in April 2015 for the entire lower seventeen miles of the River. On March 4, 2016, the EPA issued a Record of Decision selecting the remedy for the lower 8.3 miles of the River. The cleanup plan adopted by the EPA is now considered a final action for the lower 8.3 miles of the River and will include the removal of 3.5 million cubic yards of sediment, placement of a cap over the entire lower 8.3 miles of the River, and, according to the EPA, will cost approximately $1.4 billion and take 6 years to implement after the remedial design is completed. (The EPA estimates that the remedial design will take four years to complete.) The Company and 105 other parties received a letter dated March 31, 2016 from the EPA notifying such parties of potential liability for the costs of the cleanup of the lower 8.3 miles of the River and a letter dated March 30, 2017 stating that the EPA had offered 20 of the parties (not including the Company) an early cash out settlement. In a letter dated May 17, 2017, the EPA stated that these 20 parties did not discharge any of the eight hazardous substances identified as the contaminants of concern in the lower 8.3 mile ROD. In the March 30, 2017 letter, the EPA stated that other parties who did not discharge dioxins, furans or polychlorinated biphenyls (which are considered the contaminants of concern posing the greatest risk to human health or the environment) may also be eligible for cash out settlement, but expects those parties' allocation to be determined through a complex settlement analysis using a third-party allocator. The Company asserts that it did not discharge dioxins, furans or polychlorinated biphenyls and should be eligible for a cash out settlement. On September 30, 2016, Occidental Chemical Corporation ("OCC") entered into an agreement with the EPA to perform the remedial design for the cleanup plan for the lower 8.3 miles of the River. On June 30, 2018, OCC filed a complaint in the United States District Court for the District of New Jersey against over 100 companies, including the Company, seeking CERCLA cost recovery or contribution for past costs relating to various investigations and cleanups OCC has conducted or is conducting in connection with the River. According to the complaint, OCC has incurred or is incurring costs which includes the estimated cost to complete the remedial design for the cleanup plan for the lower 8.3 miles of the River. OCC also seeks a declaratory judgment to hold the defendants liable for their proper shares of future response costs, including the remedial action for the lower 8.3 miles of the River. There has been no determination as to how the RI/FS will be modified in light of the EPA's decision to implement a final action for the lower 8.3 miles of the River. At this time, the Company cannot reasonably estimate its liability related to the remediation efforts, excluding the RI/FS and remediation actions at mile 10.9, as the RI/FS is ongoing, the ultimate remedial approach and associated cost for the upper portion of the River has not yet been determined, and the parties that will participate in funding the remediation and their respective allocations are not yet known.

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

S.    GUARANTEES
The Company’s financial guarantees at June 30, 2018 are as follows:

(Millions of Dollars)	Term	Maximum Potential Payment	Carrying Amount of Liability
Guarantees on the residual values of leased assets	One to four years	$100.4	$—
Standby letters of credit	Up to three years	74.3	—
Commercial customer financing arrangements	Up to six years	71.0	7.3
Total		$245.7	$7.3
The Company has guaranteed a portion of the residual values of leased assets arising from its synthetic lease program. The lease guarantees are for an amount up to $100.4 million while the fair value of the underlying assets is estimated at $118.9 million. The related assets would be available to satisfy the guarantee obligations and therefore it is unlikely the Company will incur any future loss associated with these guarantees.

The Company has issued $74.3 million in standby letters of credit that guarantee future payments which may be required under certain insurance programs.

The Company provides various limited and full recourse guarantees to financial institutions that provide financing to U.S. and Canadian Mac Tool distributors and franchisees for their initial purchase of the inventory and trucks necessary to function as a distributor and franchisee. In addition, the Company provides limited and full recourse guarantees to financial institutions that extend credit to certain end retail customers of its U.S. Mac Tool distributors and franchisees. The gross amount guaranteed in these arrangements is $71.0 million and the $7.3 million carrying value of the guarantees issued is recorded in other liabilities in the Condensed Consolidated Balance Sheets.

The Company provides warranties on certain products across its businesses. The types of product warranties offered generally range from one year to limited lifetime. Further, the Company sometimes incurs discretionary costs to service its products in connection with product performance issues. Historical warranty and service claim experience forms the basis for warranty obligations recognized. Adjustments are recorded to the warranty liability as new information becomes available.

The changes in the carrying amount of product warranties for the six months ended June 30, 2018 and July 1, 2017 are as follows:

(Millions of Dollars)	2018	2017
Balance beginning of period[1]	$108.5	$103.4
Warranties and guarantees issued	53.9	50.4
Warranty payments and currency	(58.3)	(47.1)
Balance end of period	$104.1	$106.7
1 2018 beginning of period balance has been recast as a result of the adoption of new accounting standards. Refer to Note B, New Accounting Standards, for further discussion.

T.    DIVESTITURES

On January 3, 2017, the Company sold a business within the Tools & Storage segment for approximately $26 million. On February 22, 2017, the Company sold the majority of its mechanical security businesses within the Security segment, which includes the commercial hardware brands of Best Access, phi Precision and GMT, for net proceeds of approximately $717 million. As a result of these sales, the Company recognized a pre-tax gain of $268.3 million in the first half of 2017, primarily related to the sale of the mechanical security businesses. Pre-tax income for these businesses totaled $0.6 million during the first quarter of 2017.

The Company also sold a small business in the Industrial segment during the third quarter of 2017 and a small business in the Tools & Storage segment during the fourth quarter of 2017 for total proceeds of approximately $14 million. During the second quarter of 2018, the Company recognized a $0.8 million charge as a result of the finalization of the purchase price for the Tools & Storage business sold during the fourth quarter of 2017.

The above disposals did not qualify as discontinued operations in accordance with ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity and therefore, the operating results of these businesses are included in the Company's continuing operations through their respective dates of sale in 2017.

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
Acquisitions
On April 2, 2018, the Company acquired Nelson from the Doncasters Group, which is being integrated into the Engineered Fastening business. This acquisition is complementary to the Company's product offerings, enhances its presence in the general industrial end markets, expands its portfolio of highly-engineered fastening solutions, and will deliver cost synergies.

On March 9, 2017, the Company acquired Newell Tools, which included the highly attractive industrial cutting, hand tool and power tool accessory brands Irwin® and Lenox®. The acquisition enhanced the Company’s position within the global tools & storage industry and broadened the Company’s product offerings and solutions to customers and end-users, particularly within power tool accessories.
On March 8, 2017, the Company purchased the Craftsman® brand from Sears Holdings, which provided the Company with the rights to develop, manufacture and sell Craftsman®-branded products in non-Sears Holdings channels. The Company plans to significantly increase the availability of Craftsman®-branded products to consumers in previously underpenetrated channels, enhance innovation, and add manufacturing jobs in the U.S. to support growth.
Refer to Note F, Acquisitions, for further discussion.
Divestitures
On February 22, 2017, the Company sold the majority of its mechanical security businesses, which included the commercial hardware brands of Best Access, phi Precision and GMT. The sale allowed the Company to deploy capital in a more accretive and growth-oriented manner.

Refer to Note T, Divestitures, for further discussion.

Certain Items Impacting Earnings
Throughout MD&A, the Company has provided a discussion of the outlook and results both inclusive and exclusive of acquisition-related charges, gain or loss on sales of businesses, environmental settlement charge, and tax charge related to the recently enacted U.S. tax legislation. The results and measures, including gross profit and segment profit, on a basis excluding these amounts are considered relevant to aid analysis and understanding of the Company’s results and business trends aside from the material impact of these items. These amounts are as follows:
Second Quarter and Year-To-Date 2018
The Company reported $127 million and $152 million in pre-tax charges during the second quarter and year-to-date 2018 periods, respectively, which were comprised of the following:

•
$9 million and $11 million for the second quarter and year-to-date 2018 periods, respectively, reducing Gross Profit primarily pertaining to amortization of the inventory step-up adjustment for the Nelson acquisition in the second quarter of 2018 and facility-related charges;

•	$26 million and $42 million for the second quarter and year-to-date 2018 periods, respectively, in SG&A primarily for integration-related costs and consulting fees;

•
$87 million and $93 million for the second quarter and year-to-date 2018 periods, respectively, in Other, net primarily related to the recently announced settlement with the Environmental Protection Agency ("EPA") and deal transaction costs;

•	$1 million for the second quarter and year-to-date 2018 periods related to a previously divested business; and

•	$4 million and $5 million for the second quarter and year-to-date 2018 periods, respectively, in Restructuring charges pertaining to facility closures and employee severance.
The tax effect on the above charges during the second quarter of 2018 was $29 million, resulting in after-tax charges of $98 million, or $0.64 per diluted share.
On a year-to-date basis, the tax effect on the above charges was $34 million. The Company also recorded a $23 million tax charge in the first quarter of 2018 related to the recently enacted U.S. tax legislation. The above charges, as well as the tax charge relating to the recently enacted U.S. tax legislation, resulted in net after-tax charges of $141 million, or $0.92 per diluted share, in the first half of 2018.
Second Quarter and Year-To-Date 2017
The Company reported $42 million in pre-tax charges during the second quarter of 2017 and a $168 million pre-tax gain during the first half of 2017, respectively, which were comprised of the following:

•
$26 million and $33 million for the second quarter and year-to-date 2017 periods, respectively, reducing Gross Profit pertaining to amortization of the inventory step-up adjustments for the Newell Tools and Craftsman® brand acquisitions;

•	$8 million and $19 million for the second quarter and year-to-date 2017 periods, respectively, in SG&A primarily for integration-related costs and consulting fees;

•	$6 million and $46 million for the second quarter and year-to-date 2017 periods, respectively, in Other, net primarily for deal transaction costs;

•	$268 million gain relating to the sales of the majority of the mechanical security businesses and a small business in the Tools & Storage segment in the first quarter of 2017; and

•	$2 million for the second quarter and year-to-date 2017 periods in Restructuring charges pertaining to employee severance.

The tax effect on the above charges during the second quarter of 2017 was $13 million, resulting in after-tax charges of $29 million, or $0.19 per diluted share. On a year-to-date basis, the above amounts resulted in a net after-tax gain of $168 million, or $1.10 per diluted share.
2018 Outlook
This outlook discussion is intended to provide broad insight into the Company’s near-term earnings and cash flow generation prospects. The Company is revising its 2018 diluted earnings per share outlook to $7.00 to $7.20, from $7.40 to $7.60, reflecting the recently announced settlement with the EPA regarding the remediation of the Centredale Superfund site. The Company is reiterating its diluted earnings per share range, excluding acquisition-related charges, the aforementioned environmental settlement, and tax charges related to the recently enacted U.S. tax legislation, of $8.30 to $8.50, and its free cash flow conversion estimate, defined as free cash flow divided by net income, of approximately 100%. The Company has changed the following assumptions for 2018 from its prior outlook: incremental price, cost and productivity actions will approximate $0.48 of accretion per diluted share, higher organic volume expectations will approximate $0.12 of incremental accretion per diluted share, benefits from the $200 million share repurchase executed in the second quarter of 2018 will approximate $0.10 of accretion per diluted share, foreign currency impacts from the strengthening of the U.S. dollar during the second quarter of 2018 will result in approximately $0.40 of incremental dilution to earnings per share, and higher commodity inflation expectations, including the impact from the initial $34 billion of section 301 tariffs, will result in approximately $0.30 of incremental dilution to earnings per share.

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

Net Sales: Net sales were $3.644 billion in the second quarter of 2018 compared to $3.287 billion in the second quarter of 2017, representing an increase of 11% fueled by strong organic growth of 7%, which includes a one point contribution from price. Acquisitions, primarily Nelson, and foreign currency increased sales by 3% and 1%, respectively. Tools & Storage net sales increased 11% compared to the second quarter of 2017 due to strong volume growth of 9%, price of 1% from initial actions in response to commodity inflation and currency pressure, and favorable foreign currency of 1%. Industrial net sales increased 14% compared to the second quarter of 2017 primarily due to acquisition growth of 11% and favorable foreign currency of 3%. Net sales in the Security segment increased 6% compared to the second quarter of 2017 driven by bolt-on commercial electronic security acquisitions of 4%, favorable foreign currency of 3% and price of 1%, partially offset by lower volume of 2%.

Net sales were $6.853 billion in the first half of 2018 compared to $6.143 billion in the first half of 2017, representing an increase of 12% with strong organic growth of 6%. Acquisitions, primarily Newell Tools and Nelson, and foreign currency increased sales by 4% and 3%, respectively, while the impact of businesses sold decreased sales by 1%. Tools & Storage net sales increased 14% compared to the first half of 2017 due to strong organic growth of 8%, fueled by solid growth across all regions, acquisition growth of 4% and favorable foreign currency of 2%. Industrial net sales increased 10% compared to the first half of 2017 primarily due to acquisition growth of 6% and favorable foreign currency of 5%, partially offset by a 1% decrease due to a business sold in the third quarter of 2017. Net sales in the Security segment increased 4% compared to the first half of 2017 due to a 1% increase in price and a 4% increase in both foreign currency and small bolt-on commercial electronic security acquisitions, which more than offset declines of 3% from the sale of the majority of the mechanical security businesses and 2% from lower volumes.

Gross Profit: Gross profit was $1.287 billion, or 35.3% of net sales, in the second quarter of 2018 compared to $1.213 billion, or 36.9% of net sales, in the second quarter of 2017. Acquisition-related charges, which reduced gross profit, were $8.8 million for the three months ended June 30, 2018 and $26.1 million for the three months ended July 1, 2017. Excluding these charges, gross profit was 35.6% of net sales for the three months ended June 30, 2018, compared to 37.7% of net sales for the three months ended July 1, 2017, as volume leverage, productivity and price were more than offset by an anticipated $50 million of commodity inflation and $20 million of foreign currency pressure, which emerged during the last 8 weeks of the second quarter of 2018.

Gross profit was $2.453 billion, or 35.8% of net sales, in the first half of 2018 compared to $2.279 billion, or 37.1% of net sales, in the first half of 2017. Acquisition-related charges, which reduced gross profit, were $10.5 million for the six months ended June 30, 2018 and $32.9 million for the six months ended July 1, 2017. Excluding these charges, gross profit was 35.9% of net sales for the six months ended June 30, 2018, compared to 37.6% of net sales for the six months ended July 1, 2017. The year-over-year decrease in the profit rate was attributable to commodity inflation of approximately $100 million and foreign currency pressure, which more than offset volume leverage, productivity and price.

SG&A Expenses: SG&A, inclusive of the provision for doubtful accounts, was $805.8 million, or 22.1% of net sales, in the second quarter of 2018, compared to $744.2 million, or 22.6% of net sales, in the second quarter of 2017. Within SG&A, acquisition-related charges totaled $25.5 million for the three months ended June 30, 2018 and $8.7 million for the three months ended July 1, 2017. Excluding these charges, SG&A was 21.4% of net sales for the three months ended June 30, 2018, compared to 22.4% for the three months ended July 1, 2017, as tight cost management and volume leverage was partially offset by SFS 2.0 growth investments.

On a year-to-date basis, SG&A, inclusive of the provision for doubtful accounts, was $1,591.4 million, or 23.2% of net sales, in 2018, compared to $1,434.5 million, or 23.4% of net sales, in 2017. Within SG&A, acquisition-related charges totaled $41.9 million for the six months ended June 30, 2018 and $19.4 million for the six months ended July 1, 2017. Excluding these charges, SG&A was 22.6% of net sales for the six months ended June 30, 2018, compared to 23.0% for the six months ended July 1, 2017, as tight cost management was partially offset by SFS 2.0 growth investments.

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

Corporate Overhead: The corporate overhead element of SG&A, which is not allocated to the business segments, amounted to
$50.9 million, or 1.4% of net sales, in the second quarter of 2018 compared to $49.3 million, or 1.5% of net sales, in the corresponding period of 2017. On a year-to-date basis, the corporate overhead element of SG&A, amounted to $98.2 million, or 1.4% of net sales, in 2018 compared to $93.9 million, or 1.5% of net sales, in 2017.

Other, net: Other, net amounted to $119.3 million and $55.3 million in the second quarter of 2018 and 2017, respectively. The year-over-year increase was primarily driven by a $77.7 million environmental remediation charge related to the recently announced EPA settlement regarding the cleanup of the Centredale Superfund site. Excluding this charge and acquisition-related charges of $9.4 million and $5.6 million in the second quarter of 2018 and 2017, respectively, Other, net totaled $32.2 million and $49.7 million in the second quarter of 2018 and 2017, respectively. The year-over-year decrease reflects a favorable resolution of a prior claim, among other items.

Other, net amounted to $177.3 million and $155.8 million in the first half of 2018 and 2017, respectively. Excluding the aforementioned EPA settlement charge and acquisition-related charges of $93.0 million in the first half of 2018 and acquisition-related charges of $45.6 million in the first half of 2017, Other, net totaled $84.3 million and $110.2 million, respectively, during these periods. The year-over-year decrease was driven by an environmental remediation charge of $17 million in the first quarter of 2017 relating to a legacy Black & Decker site and a favorable resolution of a prior claim, partially offset by higher intangible amortization expense.

Refer to Note R, Commitments and Contingencies, for additional information regarding the EPA settlement discussed above.

Loss (Gain) on Sales of Businesses: For the three and six months ended June 30, 2018, the Company reported a $0.8 million loss relating to a previously divested business. In the first half of 2017, the Company reported a $268.3 million pre-tax gain primarily relating to the sale of the majority of the Company's mechanical security businesses, as previously discussed.

Pension settlement: Pension settlement of $12.8 million in the first half of 2017 reflects losses previously reported in Accumulated other comprehensive loss related to a non-U.S. pension plan for which the Company settled its obligation by purchasing an annuity and making lump sum payments to participants.

Interest, net: Net interest expense was $53.4 million in the second quarter of 2018 compared to $46.3 million in the second quarter of 2017. On a year-to-date basis, net interest expense was $100.8 million in 2018 compared to $89.0 million in 2017. The year-over-year increase during both periods was primarily due to higher interest rates on the Company's U.S. commercial paper borrowings partially offset by higher interest income.

Income Taxes: The Company recognized income tax expense of $1.0 million and $82.7 million for the three and six months ended June 30, 2018, resulting in effective tax rates of 0.3% and 15.1%, respectively. Excluding the impacts of the aforementioned EPA settlement in the second quarter of 2018, the tax charge recorded in the first quarter of 2018 related to the recently enacted U.S. tax legislation, and the acquisition-related charges, the effective tax rates were 7.0% and 13.4% for the three and six months ended June 30, 2018, respectively. These effective tax rates differ from the U.S. statutory tax rate during these periods primarily due to tax on foreign earnings and the effective settlements of income tax audits.

The Company recognized income tax expense of $80.7 million and $160.4 million for the three and six months ended July 1, 2017, respectively, resulting in effective tax rates of 22.5% and 19.3%, respectively. The effective tax rates differed from the

U.S. statutory tax rate during these periods primarily due to a portion of the Company’s earnings being realized in lower-taxed foreign jurisdictions, the utilization of U.S. tax attributes during the first quarter of 2017 due to the divestiture of the mechanical security businesses and the favorable settlement of certain income tax audits during the second quarter of 2017. Non-deductible transaction costs and other acquisition-related restructuring items partially offset the net tax benefits mentioned above for the three and six months ended July 1, 2017. Excluding the tax impact of the divestitures and acquisition-related charges, the effective tax rates were 23.5% and 24.1% for the three and six months ended July 1, 2017, respectively.

Business Segment Results
The Company’s reportable segments are aggregations of businesses that have similar products, services and end markets, among other factors. The Company utilizes segment profit, which is defined as net sales minus cost of sales and SG&A inclusive of the provision for doubtful accounts (aside from corporate overhead expense), and segment profit as a percentage of net sales to assess the profitability of each segment. Segment profit excludes the corporate overhead expense element of SG&A, other, net (inclusive of intangible asset amortization expense), loss (gain) on sales of businesses, pension settlement, restructuring charges, interest expense, interest income, and income taxes. Corporate overhead is comprised of world headquarters facility expense, cost for the executive management team and the expense pertaining to certain centralized functions that benefit the entire Company but are not directly attributable to the businesses, such as legal and corporate finance functions. Refer to Note O, Restructuring Charges, for the amount of restructuring charges, attributable to each segment.
The Company's operations are classified into three reportable business segments, which also represent its operating segments: Tools & Storage, Industrial and Security.
Tools & Storage:

	Second Quarter		Year-to-Date
(Millions of Dollars)	2018	2017	2018	2017
Net sales	$2,567.8	$2,307.4	$4,783.6	$4,202.3
Segment profit	$398.6	$371.9	$700.0	$656.4
% of Net sales	15.5%	16.1%	14.6%	15.6%
Tools & Storage net sales increased $260.4 million, or 11%, in the second quarter of 2018 compared to the second quarter of 2017. Sales volume increased 9% with all regions contributing, price contributed 1% and foreign currency increased sales by 1%. Organic growth in emerging markets was 17%, North America was 10%, and Europe was 5%. Emerging markets growth was largely due to mid-price-point product releases, higher e-commerce volumes, continued benefits from the Russia & Turkey go-to-market model changes, and positive price. North America organic growth accelerated as new product innovation, including the FLEXVOLT® system, the initial rollout of Craftsman brand, a recovery in outdoor products and pricing actions all delivered growth on top of a continued healthy U.S. tool market. Share gains continued within Europe with growth supported by new products and successful commercial actions.
On a year-to-date basis, net sales increased $581.3 million, or 14%, in the first half of 2018 compared to the first half of 2017. Organic sales increased 8% driven by organic growth of 16% in emerging markets, 7% in North America, and 6% in Europe. Acquisition sales, primarily from Newell Tools, contributed 4% to overall sales growth in the first half of 2018 and favorable foreign currency increased sales by 2%.
Segment profit for the second quarter of 2018 was $398.6 million, or 15.5% of net sales, compared to $371.9 million, or 16.1% of net sales, in the corresponding 2017 period. Excluding acquisition-related charges of $17.8 million and $34.1 million for the three months ended June 30, 2018 and July 1, 2017, respectively, segment profit amounted to 16.2% in the second quarter of 2018, compared to 17.6% in the second quarter of 2017, as benefits from volume leverage, pricing, productivity and cost control were more than offset by the impact from commodity inflation and currency.
Year-to-date segment profit for the second quarter of 2018 was $700.0 million, or 14.6% of net sales, compared to $656.4 million, or 15.6% of net sales, in the corresponding 2017 period. Excluding acquisition-related charges of $32.5 million and $51.4 million for the six months ended June 30, 2018 and July 1, 2017, respectively, segment profit amounted to 15.3% in the first half of 2018 compared to 16.8% in the first half of 2017. The year-over-year change was primarily driven by the same factors that impacted the second quarter of 2018, as discussed above.

Industrial:

	Second Quarter		Year-to-Date
(Millions of Dollars)	2018	2017	2018	2017
Net sales	$573.1	$503.4	$1,077.3	$983.1
Segment profit	$85.5	$94.7	$166.0	$179.8
% of Net sales	14.9%	18.8%	15.4%	18.3%
Industrial net sales increased $69.7 million, or 14%, in the second quarter of 2018 compared to the second quarter of 2017, due to acquisition growth of 11% and favorable foreign currency of 3%. Engineered Fastening organic revenues increased 3% as significant automotive and industrial fastener penetration gains were partially offset by the anticipated impact from lower automotive system shipments. Infrastructure organic revenues were down 10% as higher volumes in the Hydraulics business were offset by expected lower pipeline project activity in the Oil & Gas business.
On a year-to-date basis, net sales increased $94.2 million, or 10%, in the first half of 2018 compared to the first half of 2017, due to acquisition growth of 6% and favorable foreign currency of 5%, partially offset by a 1% decline due to a sale of a business in the third quarter of 2017. Engineered Fastening organic revenues increased 1% and Infrastructure organic revenues were down 6% primarily due to the same factors that impacted the second quarter of 2018, as discussed above.
Industrial segment profit for the second quarter of 2018 was $85.5 million or 14.9% of net sales, compared to $94.7 million, or 18.8% of net sales, in the corresponding 2017 period. Excluding acquisition-related charges of $10.9 million for the three months ended June 30, 2018, segment profit amounted to 16.8% in the second quarter of 2018 compared to 18.8% in the second quarter of 2017, as productivity gains and cost control were offset by the impact of commodity inflation, growth investments and the modestly dilutive impact from the Nelson acquisition.
Year-to-date segment profit for the Industrial segment was $166.0 million, or 15.4% of net sales, in 2018 compared to $179.8 million, or 18.3% of net sales, in the corresponding 2017 period. Excluding acquisition-related charges of $12.9 million for the six months ended June 30, 2018, segment profit amounted to 16.6% in the first half of 2018 compared to 18.3% in the first half of 2017. The year-over-year change in the segment profit rate was primarily due to the same factors that impacted the second quarter of 2018, as discussed above.
Security:

	Second Quarter		Year-to-Date
(Millions of Dollars)	2018	2017	2018	2017
Net sales	$502.7	$475.9	$992.0	$957.6
Segment profit	$48.1	$51.8	$93.6	$102.5
% of Net sales	9.6%	10.9%	9.4%	10.7%
Security net sales increased $26.8 million, or 6%, in the second quarter of 2018 compared to the second quarter of 2017, primarily due to small bolt-on commercial electronic security acquisitions of 4%, favorable foreign currency of 3%, and price of 1%, partially offset by lower volumes of 2%. North America declined 2% organically as higher volumes within automatic doors and Healthcare were offset by lower volume and a difficult comparable in commercial electronic security. Europe was flat organically as strength within the Nordics was offset by anticipated weakness in France.
On a year-to-date basis, net sales increased $34.4 million, or 4%, in the first half of 2018 compared to the first half of 2017, primarily due to a 1% increase in price and a 4% increase in both foreign currency and small bolt-on commercial electronic security acquisitions, which more than offset declines of 3% from the sale of the majority of the mechanical security businesses and 2% from lower volumes. Organic sales for both North America and Europe decreased 1% primarily due to the same factors that impacted the second quarter, as discussed above.
Security segment profit for the second quarter of 2018 was $48.1 million, or 9.6% of net sales, compared to $51.8 million, or 10.9% of net sales, in the corresponding 2017 period. Excluding acquisition-related charges of $2.0 million and $0.7 million for the three months ended June 30, 2018 and July 1, 2017, respectively, segment profit amounted to 10.0% in the second quarter of 2018 compared to 11.0% in the second quarter of 2017, reflecting investments to support the business transformation in commercial electronic security partially offset by a continued focus on cost containment.
Year-to-date segment profit was $93.6 million, or 9.4% of net sales, in 2018 compared to $102.5 million, or 10.7% of net sales, in the corresponding 2017 period. Excluding acquisition-related charges of $3.3 million and $0.9 million for the six months ended June 30, 2018 and July 1, 2017, respectively, segment profit amounted to 9.8% in the first half of 2018 compared to

10.8% in the first half of 2017. The year-over-year change in the segment profit rate reflects investments to support business transformation in commercial electronic security and the impact from the sale of the majority of the mechanical security business, partially offset by a continued focus on cost containment.

RESTRUCTURING ACTIVITIES
A summary of the restructuring reserve activity from December 30, 2017 to June 30, 2018 is as follows:

(Millions of Dollars)	December 30, 2017	Net Additions	Usage	Currency	June 30, 2018
Severance and related costs	$20.0	$32.8	$(22.9)	$(0.9)	$29.0
Facility closures and asset impairments	3.2	3.5	(5.0)	—	1.7
Total	$23.2	$36.3	$(27.9)	$(0.9)	$30.7
For the six months ended June 30, 2018, the Company recognized net restructuring charges of $36.3 million. This amount reflects $32.8 million of net severance charges associated with the reduction of approximately 1,000 employees and $3.5 million of facility closure and other restructuring costs.
For the three months ended June 30, 2018, the Company recognized net restructuring charges of $13.4 million. This amount reflects $10.5 million of net severance charges associated with the reduction of approximately 594 employees and $2.9 million of facility closure and other restructuring costs.
The Company expects these restructuring actions to result in annual net cost savings of approximately $40 million by the end of 2019.
The majority of the $30.7 million of reserves remaining as of June 30, 2018 is expected to be utilized within the next 12 months.

Segments: The $36 million of net restructuring charges for the six months ended June 30, 2018 includes: $15 million pertaining to the Tools & Storage segment; $5 million pertaining to the Industrial segment; $12 million pertaining to the Security segment; and $4 million pertaining to Corporate.

The $13 million of net restructuring charges for the three months ended June 30, 2018 includes: $7 million pertaining to the Tools & Storage segment; $2 million pertaining to the Industrial segment; $3 million pertaining to the Security segment and $1 million pertaining to Corporate.

The anticipated annual net cost savings of approximately $40 million by the end of 2019 includes: $13 million in the Tools and Storage segment; $3 million in the Industrial segment; $19 million in the Security segment; and $5 million in Corporate.

FINANCIAL CONDITION

Liquidity, Sources and Uses of Capital: The Company’s primary sources of liquidity are cash flows generated from operations and available lines of credit under various credit facilities.

Operating Activities: Cash flows provided by operations were $198.0 million in the second quarter of 2018 compared to $151.8 million in the corresponding period of 2017. Cash outflows from working capital (accounts receivable, inventory, accounts payable and deferred revenue) in both periods were primarily driven by higher accounts receivables and inventory purchases in the Tools & Storage segment as a result of strong organic growth and to support anticipated demand from new product launches, including Craftsman.

Year-to-date cash flows used in operations were $151.4 million in the first half of 2018 compared to $162.3 million in the corresponding period of 2017. Cash outflows from working capital were primarily driven by the same factors that impacted the second quarter, as discussed above.

Free Cash Flow: Free cash flow, as defined in the table below, was $86.3 million in the second quarter of 2018, compared to $29.6 million in the second quarter 2017. Free cash flow on a year-to-date basis was an outflow of $369.4 million in 2018 compared to $349.2 million in 2017. The decrease in year-to-date free cash flow in 2018 was primarily due to higher planned capital expenditures to support growth in the Company's supply chain and investments related to SFS 2.0 initiatives. Management considers free cash flow an important indicator of its liquidity, as well as its ability to fund future growth and provide dividends to shareowners. Free cash flow does not include deductions for mandatory debt service, other borrowing activity, discretionary dividends on the Company’s common stock and business acquisitions, among other items.

	Second Quarter		Year-to-Date
(Millions of Dollars)	2018	2017	2018	2017
Net cash used in operating activities[1]	$198.0	$151.8	$(151.4)	$(162.3)
Less: capital and software expenditures	(111.7)	(122.2)	(218.0)	(186.9)
Free cash flow	$86.3	$29.6	$(369.4)	$(349.2)
1 Certain prior year amounts within operating activities have been recast as a result of the adoption of new accounting standards. Refer to Note B, New Accounting Standards, for further discussion.

Based on its potential to generate cash flow from operations on an annual basis and its credit position at June 30, 2018, the Company continues to believe over the long-term it has the financial flexibility to deploy capital to its shareowners’ advantage through a combination of acquisitions, dividends and potential future share repurchases.

Investing Activities: Cash flows used in investing activities totaled $587.5 million in the second quarter of 2018 driven by business acquisitions of $505.6 million, primarily related to Nelson, and capital and software expenditures of $111.7 million, partially offset by net investment hedge settlements of $37.8 million. Cash flows used in investing activities totaled $46.4 million in the second quarter of 2017, which mainly consisted of capital and software expenditures of $122.2 million, partially offset by proceeds of $104.7 million from the deferred purchase price receivable related to the Company's accounts receivable sales program, which was terminated in February 2018.

Year-to-date cash flows used in investing activities totaled $713.8 million in 2018 primarily due to business acquisitions of $506.8 million and capital and software expenditures of $218.0 million. Cash flows used in investing activities totaled $1.642 billion in the first half of 2017, which mainly consisted of business acquisitions of $2.430 billion and capital and software expenditures of $186.9 million, partially offset by net cash proceeds from sales of businesses of $745.3 million and $227.8 million of proceeds from the deferred purchase price receivable related to the Company's accounts receivable sales program, which was terminated in February 2018.

Financing Activities: Cash flows provided by financing activities totaled $457.5 million in the second quarter of 2018 primarily due to $753.6 million of net proceeds from short-term borrowings under the Company's commercial paper program, partially offset by the repurchase of common shares for $201.3 million and cash dividend payments of $94.2 million. Cash flows provided by financing activities in the second quarter of 2017 were $35.0 million mainly due to $727.5 million in proceeds from the issuance of equity units, partially offset by $593.1 million of net repayments of short-term borrowings and $86.5 million of cash dividend payments.

Year-to-date cash flows provided by financing activities totaled $673.4 million in 2018 primarily due to $1.136 billion of net proceeds from short-term borrowings under the Company's commercial paper program, partially offset by the repurchase of common shares for $212.7 million and cash dividend payments of $189.1 million. Cash flows provided by financing activities in 2017 were $1.108 billion mainly due to proceeds of $727.5 million from the issuance of equity units and $563.6 million from net short-term borrowings under the Company's commercial paper program primarily to fund acquisitions, partially offset by $173.2 million of cash dividend payments.

Credit Ratings & Liquidity:
The Company maintains strong investment grade credit ratings from the major U.S. rating agencies on its senior unsecured debt (S&P A, Fitch A-, Moody's Baa1), and its commercial paper program (S&P A-1, Fitch F2, Moody's P-2). There have been no changes to any of the ratings during the second quarter of 2018. Failure to maintain strong investment grade rating levels could adversely affect the Company’s cost of funds, liquidity and access to capital markets, but would not have an adverse effect on the Company’s ability to access its existing committed credit facilities.

Cash and cash equivalents totaled $386 million as of June 30, 2018, comprised of $37 million in the U.S. and $349 million in foreign jurisdictions. As of December 30, 2017, cash and cash equivalents totaled $638 million, comprised of $54 million in the U.S. and $584 million in foreign jurisdictions.

As a result of the Tax Cuts and Jobs Act signed into law on December 22, 2017 (the "Act"), the Company recorded a provisional tax liability of $466 million as of December 30, 2017 for the one-time transition tax associated with unremitted foreign earnings and profits, which included $5 million of foreign withholding taxes that will become payable upon distribution. The Company is still analyzing certain aspects of the Act and refining its estimate, which may change materially due to changes in interpretations and assumptions the Company has made, new guidance that may be issued in the future, and actions the Company may take as a result of the new legislation. The Act permits a U.S. company to elect to pay the net tax liability interest-free over a period of up to eight years. The Company has considered the implications of paying the required one-time transition tax, and believes it will not have a material impact on its liquidity. Refer to Note P, Income Taxes, for further discussion of the impacts of the Act.

In January 2017, the Company amended its existing $2.0 billion commercial paper program to increase the maximum amount of notes authorized to be issued to $3.0 billion and to include Euro denominated borrowings in addition to U.S. Dollars. As of June 30, 2018, the Company had $1.1 billion of borrowings outstanding against the Company’s $3.0 billion commercial paper program, of which $925 million in Euro denominated commercial paper was designated as a Net Investment Hedge as described in more detail in Note I, Financial Instruments. At December 30, 2017, the Company had no commercial paper borrowings outstanding.

The Company has a five-year $1.75 billion committed credit facility (the “Credit Agreement”). Borrowings under the Credit Agreement may include U.S. Dollars up to the $1.75 billion commitment or in Euro or Pounds Sterling subject to a foreign currency sub-limit of $400.0 million and bear interest at a floating rate dependent upon the denomination of the borrowing. Repayments must be made on December 18, 2020 or upon an earlier termination date of the Credit Agreement, at the election of the Company. The Credit Agreement is designated to be a liquidity back-stop for the Company's $3.0 billion U.S. Dollar and Euro commercial paper program. As of June 30, 2018 and December 30, 2017, the Company had not drawn on this commitment.

The Company also has a 364-day $1.25 billion committed credit facility (the "2017 Credit Agreement") executed in December 2017. The 2017 Credit Agreement consists of a $1.25 billion revolving credit loan and a sub-limit of an amount equal to the Euro equivalent of $400 million for swing line advances. Borrowings under the 2017 Credit Agreement may be made in U.S. Dollars or Euros, pursuant to the terms of the agreement, and bear interest at a floating rate dependent on the denomination of the borrowing. Repayments must be made by December 19, 2018 or upon an earlier termination of the 2017 Credit Agreement at the election of the Company. The Company also has the option at the termination date to convert all advances into a term loan provided certain requirements are met. The 2017 Credit Agreement serves as a liquidity back-stop for the Company’s $3.0 billion U.S. Dollar and Euro commercial paper program. As of June 30, 2018 and December 30, 2017, the Company had not drawn on this commitment.

In January 2017, the Company executed a 364-day $1.25 billion committed credit facility which consisted of a $1.25 billion revolving credit loan and a sub-limit of an amount equal to the Euro equivalent of $400 million for swing line advances. Borrowings under this credit agreement could be made in U.S. Dollars or Euros, pursuant to the terms of the agreement, and bore interest at a floating rate dependent on the denomination of the borrowing. This credit agreement was terminated in December 2017 at the election of the Company.

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

In March 2015, the Company entered into a forward share purchase contract with a financial institution counterparty for 3,645,510 shares of common stock. The contract obligates the Company to pay $350.0 million, plus an additional amount related to the forward component of the contract. In June 2018, the Company amended the settlement date to April 2021, or earlier at the Company's option.

Refer to Note H, Long-Term Debt and Financing Arrangements, and Note J, Equity Arrangements, for further discussion of the Company's financing arrangements.

OTHER MATTERS

Critical Accounting Estimates: There have been no significant changes in the Company’s critical accounting estimates during the second quarter of 2018. Refer to the “Other Matters” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Form 10-K for the year ended December 30, 2017 for a discussion of the Company’s critical accounting estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no significant change in the Company’s exposure to market risk during the second quarter of 2018. Refer to the Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Form 10-K for the year ended December 30, 2017 for further discussion.

ITEM 4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of management, including the Company’s President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, the Company has, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined under Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Company’s President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer have concluded that, as of June 30, 2018, the Company’s disclosure controls and procedures are effective. There has been no change in the Company’s internal control over financial reporting that occurred during the second quarter of 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

CAUTIONARY STATEMENT
Under the Private Securities Litigation Reform Act of 1995

Statements in this Quarterly Report on Form 10-Q that are not historical, including but not limited to those regarding the Company’s ability to: (i) achieve its vision of doubling the size of the Company to $22 billion in revenue by 2022 while expanding its margin rate, by becoming known as one of the world’s leading innovators, delivering top-quartile financial performance and elevating its commitment to social responsibility; (ii) achieve full year 2018 diluted EPS of approximately $7.00-$7.20 ($8.30-$8.50 excluding acquisition-related charges, the recently announced settlement with the EPA regarding the Centredale Superfund site, and tax charges relating to the recently enacted U.S. tax legislation); (iii) achieve free cash flow conversion, defined as free cash flow divided by net income, of approximately 100% for 2018; and (iv) over time, return approximately 50% of free cash flow to shareholders through a strong and growing dividend, as well as opportunistically repurchasing its shares, with the remaining free cash flow (approximately 50%) deployed toward acquisitions, (collectively, the “Results”) are “forward-looking statements” and subject to risk and uncertainty.

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

The Company’s ability to deliver the Results is dependent, or based, upon: (i) the Company’s ability to invest in product, brand and commercialization of the Craftsman® brand (including successful brand launch in the second half of 2018); (ii) the Company’s ability to successfully integrate Newell Tools while remaining focused on being one of the world’s leading innovators, continuing to deliver top-quartile financial performance and elevating our commitment to social responsibility; (iii) the Company’s ability to deliver overall organic growth of approximately 7% in 2018; (iv) the Company’s ability to limit the impact from: commodity inflation of approximately $205 million; foreign currency headwinds of approximately $80 million; and the first $34 billion of section 301 tariffs and section 232 steel and aluminum tariffs of approximately $35 million; (v) net impact from: closed acquisitions, cost and price actions and improved productivity being approximately +$1.53 to $1.63 EPS in 2018; and share repurchase executed in second quarter being approximately +$0.10; (vi) core (non M&A) restructuring charges being approximately $50 million in 2018; (vii) 2018 core tax rate being approximately 18%; (viii) the successful identification, completion and integration of, and realization of cost and revenue synergies associated with, acquisitions, as well as integration of existing businesses and formation of new business platforms; (ix) the continued acceptance of technologies used in the Company’s products and services (including DEWALT FLEXVOLT™ product); (x) the Company’s ability to manage existing Sonitrol franchisee and Mac Tools relationships; (xi) the Company’s ability to minimize costs associated with any sale or discontinuance of a business or product line, including any severance, restructuring, legal or other costs; (xii) the proceeds realized with respect to any business or product line disposals; (xiii) the extent of any asset impairments with respect to any businesses or product lines that are sold or discontinued; (xiv) the success of the Company’s efforts to manage freight costs, steel and other commodity costs as well as capital expenditures; (xv) the Company’s ability to sustain or increase prices in order to, among other things, offset or mitigate the impact of steel, aluminum, freight, energy, non-ferrous commodity and other commodity costs and any inflation increases and/or currency impacts; (xvi) the Company’s ability to generate free cash flow and maintain a strong debt to capital ratio; (xvii) the Company’s ability to identify and effectively execute productivity improvements and cost reductions, while minimizing any associated restructuring charges; (xviii) the Company’s ability to obtain favorable settlement of tax audits; (xix) the ability of the Company to generate earnings sufficient to realize future income tax benefits during periods when temporary differences become deductible, including realizing tax credit carry forward amounts within the allowable carry forward periods; (xx) the continued ability of the Company to access credit markets under satisfactory terms; (xxi) the Company’s ability to negotiate satisfactory price and payment terms under which the Company buys and sells goods, services, materials and products; (xxii) the Company’s ability to successfully develop, market and achieve sales from new products and services; (xxiii) the availability of cash to repurchase shares when conditions are right; (xxiv) adjustments to the provisional estimates recorded in 2017 for the enacted U.S. Tax Cuts and Jobs Act based on legislative developments and refined calculations; and (xxv) the ability of the Company to proactively manage the impact of the legislative changes brought about by the U.S. Tax Cuts and Jobs Act.

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

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company has reached a settlement with the Environmental Protection Agency (“EPA”) for reimbursement of EPA’s past costs and remediation of environmental contamination found at the Centredale Manor Restoration Project Superfund (“Centredale”) site located in North Providence, Rhode Island. The EPA had alleged that Black & Decker and certain of its current and former affiliates are liable for site clean-up costs under the Comprehensive Environmental Response, Compensation, and Liability Act as successors to the liability of Metro-Atlantic, Inc., a former operator at the site, and demanded reimbursement of the EPA’s costs related to this site. Black & Decker and certain of its current and former affiliates contested the EPA’s allegation that they are responsible for the contamination, and have asserted contribution claims, counterclaims and cross-claims against a number of other potentially responsible parties ("PRPs"), including the federal government as well as insurance carriers. Although the settlement with the EPA resolves EPA's claims against the Company, the litigation against other PRPs to recover costs associated with this clean-up continues.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors as disclosed in the Company’s Form 10-K for the year ended December 30, 2017 filed with the Securities and Exchange Commission on February 27, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
The following table provides information about the Company’s purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the three months ended June 30, 2018:

2018	(a) Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of A Publicly Announced Plan Or Program	(b) Maximum Number Of Shares That May Yet Be Purchased Under The Program
April 1 - May 5	8,671	$142.91	1,399,732	13,600,000
May 6 - June 2	—	—	—	13,600,000
June 3 - June 30	—	—	—	13,600,000
Total	8,671	$142.91	1,399,732	13,600,000

(a)
The shares of common stock in this column were deemed surrendered to the Company by participants in various benefit plans of the Company to satisfy the participants’ taxes related to vesting or delivery of time-vesting restricted share units under those plans.

(b)
On July 20, 2017, the Board of Directors approved a new repurchase program for up to 15.0 million shares of the Company’s common stock and terminated its previously approved repurchase program.  As of June 30, 2018, the authorized shares available for repurchase under the new repurchase program totaled 13.6 million shares. The currently authorized shares available for repurchase do not include approximately 3.6 million shares reserved and authorized for purchase under the Company’s previously approved repurchase program relating to a forward share purchase contract entered into in March 2015. Refer to Note J, Equity Arrangements, of the Notes to (Unaudited) Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for further discussion.

ITEM 6. EXHIBITS

(3)	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 on the Company’s Current Report on Form 8-K filed on July 18, 2018).

(10.1)	The Stanley Black & Decker 2018 Omnibus Award Plan.

(10.2)	Form of stock option certificate for grants to executive officers pursuant to the Company’s 2018 Omnibus Award Plan.

(10.3)	Form of restricted stock unit award certificate for grants to executive officers pursuant to the Company’s 2018 Omnibus Award Plan.

(10.4)	Form of restricted stock unit retention award certificate for grants to executive officers pursuant to the Company’s 2018 Omnibus Award Plan.

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

(101)
The following materials from Stanley Black & Decker Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2018 and July 1, 2017; (ii) Condensed Consolidated Balance Sheets at June 30, 2018 and December 30, 2017; (iii) Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2018 and July 1, 2017; and (iv) Notes to (Unaudited) Condensed Consolidated Financial Statements**.

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

STANLEY BLACK & DECKER, INC.

Date:	July 20, 2018	By:	/s/ DONALD ALLAN, JR.
Donald Allan, Jr.
Executive Vice President and Chief Financial Officer