Form 10-Q
period 2018-09-29
STANLEY BLACK & DECKER, INC.
filed 2018-10-26
CIK 93556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2018.
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
151,060,094 shares of the registrant’s common stock were outstanding as of October 19, 2018.

PART I — FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
THREE AND NINE MONTHS ENDED SEPTEMBER 29, 2018 AND SEPTEMBER 30, 2017
(Unaudited, Millions of Dollars, Except Per Share Amounts)

	Third Quarter		Year-to-Date
	2018	2017	2018	2017
Net Sales	$3,494.8	$3,359.4	$10,347.7	$9,502.4
Costs and Expenses
Cost of sales	$2,256.4	$2,106.4	$6,656.5	$5,970.1
Selling, general and administrative	792.9	763.4	2,373.5	2,184.0
Provision for doubtful accounts	6.0	5.5	16.8	19.4
Other, net	59.4	60.5	236.7	216.3
Loss (gain) on sales of businesses	—	3.2	0.8	(265.1)
Pension settlement	—	—	—	12.8
Restructuring charges	21.8	19.1	58.1	42.9
Interest expense	72.1	57.2	204.3	164.5
Interest income	(18.7)	(10.3)	(50.1)	(28.6)
	$3,189.9	$3,005.0	$9,496.6	$8,316.3
Earnings before income taxes	304.9	354.4	851.1	1,186.1
Income taxes	56.6	79.9	139.3	240.3
Net earnings	$248.3	$274.5	$711.8	$945.8
Less: Net gain (loss) attributable to non-controlling interests	0.5	—	(0.2)	—
Net Earnings Attributable to Common Shareowners	$247.8	$274.5	$712.0	$945.8
Total Comprehensive Income Attributable to Common Shareowners	$269.0	$378.1	$549.9	$1,245.4
Earnings per share of common stock:
Basic	$1.67	$1.83	$4.77	$6.33
Diluted	$1.65	$1.80	$4.68	$6.22
Dividends per share of common stock	$0.66	$0.63	$1.92	$1.79
Weighted-average shares outstanding (in thousands):
Basic	147,964	149,689	149,311	149,464
Diluted	150,599	152,622	152,225	152,106
See Notes to (Unaudited) Condensed Consolidated Financial Statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 29, 2018 AND DECEMBER 30, 2017
(Unaudited, Millions of Dollars, Except Per Share Amounts)

	September 29, 2018	December 30, 2017
ASSETS
Current Assets
Cash and cash equivalents	$368.7	$637.5
Accounts and notes receivable, net	2,236.2	1,628.7
Inventories, net	2,649.7	2,018.4
Other current assets	300.8	274.4
Total Current Assets	5,555.4	4,559.0
Property, plant and equipment, net	1,846.2	1,742.5
Goodwill	9,006.9	8,776.1
Intangibles, net	3,547.2	3,507.4
Other assets	492.0	512.7
Total Assets	$20,447.7	$19,097.7
LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities
Short-term borrowings	$1,408.1	$5.3
Current maturities of long-term debt	979.6	977.5
Accounts payable	2,320.2	2,021.0
Accrued expenses	1,344.1	1,387.7
Total Current Liabilities	6,052.0	4,391.5
Long-term debt	2,830.6	2,828.2
Deferred taxes	423.6	436.1
Post-retirement benefits	588.4	629.9
Other liabilities	2,468.0	2,507.0
Commitments and Contingencies (Note R)
Shareowners’ Equity
Stanley Black & Decker, Inc. Shareowners’ Equity
Preferred stock, without par value: Authorized 10,000,000 shares in 2018 and 2017 Issued and outstanding 750,000 shares in 2018 and 2017	750.0	750.0
Common stock, par value $2.50 per share: Authorized 300,000,000 shares in 2018 and 2017 Issued 176,902,738 shares in 2018 and 2017	442.3	442.3
Retained earnings	6,424.3	5,998.7
Additional paid in capital	4,619.6	4,643.2
Accumulated other comprehensive loss	(1,751.2)	(1,589.1)
ESOP	(13.3)	(18.8)
	10,471.7	10,226.3
Less: cost of common stock in treasury	(2,389.5)	(1,924.1)
Stanley Black & Decker, Inc. Shareowners’ Equity	8,082.2	8,302.2
Non-controlling interests	2.9	2.8
Total Shareowners’ Equity	8,085.1	8,305.0
Total Liabilities and Shareowners’ Equity	$20,447.7	$19,097.7
See Notes to (Unaudited) Condensed Consolidated Financial Statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE AND NINE MONTHS ENDED SEPTEMBER 29, 2018 AND SEPTEMBER 30, 2017
(Unaudited, Millions of Dollars)

	Third Quarter		Year-to-Date
	2018	2017	2018	2017
OPERATING ACTIVITIES
Net earnings	$248.3	$274.5	$711.8	$945.8
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation and amortization of property, plant and equipment	85.2	76.6	249.7	218.1
Amortization of intangibles	44.5	44.1	131.3	119.9
Loss (gain) on sales of businesses	—	3.2	0.8	(265.1)
Changes in working capital	(287.8)	(456.9)	(1,017.1)	(1,253.9)
Changes in other assets and liabilities	101.3	174.1	(36.4)	188.5
Cash provided by (used in) operating activities	191.5	115.6	40.1	(46.7)
INVESTING ACTIVITIES
Capital and software expenditures	(109.4)	(91.0)	(327.4)	(277.9)
Proceeds from sales of assets	11.3	5.5	19.2	28.0
(Payments) proceeds from sales of businesses, net of cash sold	(1.1)	—	(3.0)	745.3
Business acquisitions, net of cash acquired	(15.1)	(152.0)	(521.9)	(2,582.1)
(Payments) proceeds from net investment hedge settlements	(5.1)	(27.9)	15.2	(31.6)
Proceeds from deferred purchase price receivable	—	241.3	—	469.1
Other	(15.0)	(8.1)	(30.3)	(25.4)
Cash used in investing activities	(134.4)	(32.2)	(848.2)	(1,674.6)
FINANCING ACTIVITIES
Stock purchase contract fees	(10.1)	(9.9)	(30.3)	(9.9)
Net short-term borrowings (repayments)	309.5	(64.4)	1,445.1	499.2
Premium paid on equity option	—	—	(57.3)	(25.1)
Proceeds from issuances of common stock	10.2	14.6	32.8	47.5
Proceeds from issuance of preferred stock	—	—	—	727.5
Purchases of common stock for treasury	(301.8)	(0.6)	(514.5)	(16.2)
Cash dividends on common stock	(97.4)	(94.7)	(286.5)	(267.9)
Other	(8.0)	(6.9)	(13.5)	(9.2)
Cash (used in) provided by financing activities	(97.6)	(161.9)	575.8	945.9
Effect of exchange rate changes on cash, cash equivalents and restricted cash	5.8	22.3	(54.1)	81.5
Change in cash, cash equivalents and restricted cash	(34.7)	(56.2)	(286.4)	(693.9)
Cash, cash equivalents and restricted cash, beginning of period	403.4	539.5	655.1	1,177.2
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$368.7	$483.3	$368.7	$483.3
The following table provides a reconciliation of the cash, cash equivalents and restricted cash balances as of September 29, 2018 and December 30, 2017, as shown above:

	September 29, 2018	December 30, 2017
Cash and cash equivalents	$368.7	$637.5
Restricted cash included in Other current assets	—	17.6
Cash, cash equivalents and restricted cash	$368.7	$655.1
See Notes to (Unaudited) Condensed Consolidated Financial Statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 29, 2018

A.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (hereinafter referred to as “generally accepted accounting principles”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations for the interim periods have been included and are of a normal, recurring nature. Operating results for the three and nine months ended September 29, 2018 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes included in Stanley Black & Decker, Inc.’s (the “Company”) Form 10-K for the year ended December 30, 2017, and subsequent related filings with the Securities and Exchange Commission ("SEC").

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

Changes in the fair value of derivatives are recognized periodically either in earnings or in shareowners’ equity as a component of other comprehensive income (loss) ("OCI"), depending on whether the derivative financial instrument is undesignated or qualifies for hedge accounting, and if so, whether it represents a fair value, cash flow, or net investment hedge. Changes in the fair value of derivatives accounted for as fair value hedges are recorded in earnings in the same caption as the changes in the fair value of the hedged items. Gains and losses on derivatives designated as cash flow hedges, to the extent they are included in the assessment of effectiveness, are recorded in OCI and subsequently reclassified to earnings to offset the impact of the hedged items when they occur. In the event it becomes probable the forecasted transaction to which a cash flow hedge relates will not occur, the derivative would be terminated and the amount in accumulated other comprehensive income (loss) would be recognized in earnings. Changes in the fair value of derivatives that are designated and qualify as a hedge of the net investment in foreign operations, to the extent they are included in the assessment of effectiveness, are reported in OCI and are deferred until disposal of the underlying assets. Gains and losses representing components excluded from the assessment of effectiveness for cash flow and fair value hedges are recognized in earnings on a straight-line basis in the same caption as the hedged item over the term of the hedge. Gains and losses representing components excluded from the assessment of effectiveness for net investment hedges are recognized in earnings on a straight-line basis in Other, net over the term of the hedge.

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

Contract assets or liabilities result from transactions with revenue recorded over time. If the measure of remaining rights exceeds the measure of the remaining performance obligations, the Company records a contract asset. Conversely, if the measure of the remaining performance obligations exceeds the measure of the remaining rights, the Company records a contract liability.

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
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230). The objective of this update is to provide additional guidance and reduce diversity in practice when classifying certain transactions within the statement of cash flows. In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This new standard requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The Company adopted these standards in the first quarter of 2018 utilizing the retrospective transition method. The impacts of the new standards relate to the presentation of restricted cash as well as certain cash flows related to an accounts receivable sale program that was terminated in the first quarter of 2018. Refer to Note D, Accounts and Notes Receivable, for further discussion.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“new revenue standard”). The new revenue standard outlines a comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The new model provides a five-step analysis in determining when and how revenue is recognized. The core principle of the new guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard allows for initial application to be performed retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. During 2016, the FASB clarified the implementation guidance on principal versus agent, identifying performance obligations, licensing, and collectability, and made technical corrections on various topics.

The Company adopted the new revenue standard in the first quarter of 2018 using the full retrospective method. Accordingly, certain prior period amounts have been recast to reflect the financial results of the Company in accordance with the new revenue standard. The Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings for the earliest balance sheet period presented.

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

As a result of the adoption of the new revenue and pension standards, certain amounts in the Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2017 have been recast, as follows:

(Millions of Dollars, except per share amounts)	Three months ended September 30, 2017[1]	Adoption of ASU 2014-09	Adoption of ASU 2017-07	Three months ended September 30, 2017
Net Sales	$3,298.6	$60.8	$—	$3,359.4
Cost of sales	$2,046.5	$59.9	$—	$2,106.4
Selling, general and administrative	$758.4	$—	$5.0	$763.4
Provision for doubtful accounts	$5.0	$0.5	$—	$5.5
Other, net	$65.5	$—	$(5.0)	$60.5
Earnings before income taxes	$354.0	$0.4	$—	$354.4
Income taxes	$79.8	$0.1	$—	$79.9
Net earnings attributable to common shareowners	$274.2	$0.3	$—	$274.5
Diluted earnings per share of common stock	$1.80	$—	$—	$1.80
1As previously reported in the Company's Form 10-Q for the quarterly period ended September 30, 2017.

(Millions of Dollars, except per share amounts)	Nine months ended September 30, 2017[1]	Adoption of ASU 2014-09	Adoption of ASU 2017-07	Nine months ended September 30, 2017
Net Sales	$9,333.7	$168.7	$—	$9,502.4
Cost of sales	$5,804.1	$165.5	$0.5	$5,970.1
Selling, general and administrative	$2,168.8	$—	$15.2	$2,184.0
Provision for doubtful accounts	$18.0	$1.4	$—	$19.4
Other, net	$232.0	$—	$(15.7)	$216.3
Earnings before income taxes	$1,184.3	$1.8	$—	$1,186.1
Income taxes	$239.8	$0.5	$—	$240.3
Net earnings attributable to common shareowners	$944.5	$1.3	$—	$945.8
Diluted earnings per share of common stock	$6.21	$0.01	$—	$6.22
1As previously reported in the Company's Form 10-Q for the year-to-date period ended September 30, 2017.

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

As a result of the adoption of the new revenue and cash flows standards, certain amounts for the three and nine months ended September 30, 2017 in the Condensed Consolidated Statements of Cash Flows have been recast, as follows:

(Millions of Dollars)	Three months ended September 30, 2017[1]	Adoption of ASU 2014-09	Adoption of ASU 2016-15 & 2016-18	Three months ended September 30, 2017
OPERATING ACTIVITIES
Net earnings	$274.2	$0.3	$—	$274.5
Changes in working capital	$(214.9)	$(0.7)	$(241.3)	$(456.9)
Changes in other assets and liabilities	$173.7	$0.4	$—	$174.1
Cash provided by (used in) operating activities	$356.9	$—	$(241.3)	$115.6
INVESTING ACTIVITIES
Proceeds from deferred purchase price receivable	$—	$—	$241.3	$241.3
Cash used in investing activities	$(273.5)	$—	$241.3	$(32.2)

Change in cash, cash equivalents and restricted cash	$(56.2)	$—	$—	$(56.2)
Cash, cash equivalents and restricted cash, beginning of period	$539.5	$—	$—	$539.5
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$483.3	$—	$—	$483.3
1As previously reported in the Company's Form 10-Q for the quarterly period ended September 30, 2017.

(Millions of Dollars)	Nine months ended September 30, 2017[1]	Adoption of ASU 2014-09	Adoption of ASU 2016-15 & 2016-18	Nine months ended September 30, 2017
OPERATING ACTIVITIES
Net earnings	$944.5	$1.3	$—	$945.8
Changes in working capital	$(784.2)	$(0.6)	$(469.1)	$(1,253.9)
Changes in other assets and liabilities	$234.6	$(0.7)	$(45.4)	$188.5
Cash provided by (used in) operating activities	$467.8	$—	$(514.5)	$(46.7)
INVESTING ACTIVITIES
Proceeds from deferred purchase price receivable	$—	$—	$469.1	$469.1
Cash used in investing activities	$(2,143.7)	$—	$469.1	$(1,674.6)

Change in cash, cash equivalents and restricted cash	$(648.5)	$—	$(45.4)	$(693.9)
Cash, cash equivalents and restricted cash, beginning of period	1,131.8	$—	$45.4	$1,177.2
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$483.3	$—	$—	$483.3
1As previously reported in the Company's Form 10-Q for the year-to-date period ended September 30, 2017.
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

Recently Issued Accounting Standards Not Yet Adopted
In August 2018, the SEC issued Disclosure Update and Simplification Release (“DUSTR”) modifying various disclosure requirements. The amendments are effective for all filings made on or after November 5, 2018. However, the SEC staff has provided an extended transition period for companies to comply with the new interim disclosure requirement to provide a reconciliation of changes in shareholders’ equity (either in a separate statement or note to the financial statements). The extended transition period allows companies to first present the reconciliation of changes in shareholders' equity in its Form 10-Q for the first quarter that begins after the effective date of November 5, 2018. The Company is currently evaluating this guidance to determine the impact it may have on its disclosures.
In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. The standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the timing of adopting the new guidance as well as the impact it may have on its consolidated financial statements.
In August 2018, the FASB issued ASU 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20). The standard modifies disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The ASU is effective for fiscal years ending after December 15, 2020. Early adoption is permitted. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820). The standard modifies disclosure requirements of fair value measurements. The ASU is effective for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the timing of adopting the new guidance as well as the impact it may have on its consolidated financial statements.
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220). The new guidance permits, but does not require, companies to reclassify the stranded tax effects of the Act on items within accumulated other comprehensive income to retained earnings. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company does not plan to reclassify these stranded tax effects and therefore, does not expect this standard to have an impact on its consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350). The new standard simplifies the subsequent measurement of goodwill by eliminating the second step of the goodwill impairment test. This ASU will be applied prospectively and is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the timing of its adoption of this standard.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("new lease standard"). The objective of the new lease standard is to increase transparency and comparability among organizations by requiring recognition of all lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, and ASU 2018-11, Targeted Improvements, Leases (Topic 842), which provide clarification on how to apply certain aspects of the new lease standard and allow entities to initially apply the standards from the adoption date. All three standards are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company expects to utilize the new transition method to apply the standards from the adoption date effective the first quarter of 2019. The Company will record lease liabilities and right-of-use assets on its consolidated balance sheets upon adoption, but does not expect the standards to impact its consolidated statements of operations or retained earnings.

C.	EARNINGS PER SHARE
The following table reconciles net earnings attributable to common shareowners and the weighted-average shares outstanding used to calculate basic and diluted earnings per share for the three and nine months ended September 29, 2018 and September 30, 2017:

	Third Quarter		Year-to-Date
	2018	2017	2018	2017
Numerator (in millions):
Net earnings attributable to common shareowners[1]	$247.8	$274.5	$712.0	$945.8

Denominator (in thousands):
Basic weighted-average shares outstanding	147,964	149,689	149,311	149,464
Dilutive effect of stock contracts and awards	2,635	2,933	2,914	2,642
Diluted weighted-average shares outstanding	150,599	152,622	152,225	152,106
Earnings per share of common stock[1]:
Basic	$1.67	$1.83	$4.77	$6.33
Diluted	$1.65	$1.80	$4.68	$6.22
1Prior year amounts have been recast as a result of the adoption of the new revenue standard. Refer to Note B, New Accounting Standards, for further discussion.
The following weighted-average stock options were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive (in thousands):

	Third Quarter		Year-to-Date
	2018	2017	2018	2017
Number of stock options	1,139	2	1,155	388

As described in detail in Note J, Equity Arrangements, the Company issued 7,500,000 Equity Units in May 2017 with a total notional value of $750.0 million. Each unit initially consists of 750,000 shares of convertible preferred stock and forward stock purchase contracts. On and after May 15, 2020, the convertible preferred stock may be converted into common stock at the option of the holder. At the election of the Company, upon conversion, the Company may deliver cash, common stock, or a combination thereof. The conversion rate was initially 6.1627 shares of common stock per one share of convertible preferred stock, which is equivalent to an initial conversion price of approximately $162.27 per share of common stock. As of September 29, 2018, due to the customary anti-dilution provisions, the conversion rate was 6.1744, equivalent to a conversion price of approximately $161.96 per share of common stock. The convertible preferred stock is excluded from the denominator of the diluted earnings per share calculation on the basis that the convertible preferred stock will be settled in cash except to the extent that the conversion value of the convertible preferred stock exceeds its liquidation preference. Therefore, before any redemption or conversion, the common shares that would be required to settle the applicable conversion value in excess of the liquidation preference, if the Company elects to settle such excess in common shares, are included in the denominator of diluted earnings per share in periods in which they are dilutive. The shares related to the convertible preferred stock have been anti-dilutive during most of 2018.

D.    ACCOUNTS AND NOTES RECEIVABLE

(Millions of Dollars)	September 29, 2018	December 30, 2017[1]
Trade accounts receivable	$2,035.1	$1,388.1
Trade notes receivable	141.2	158.7
Other accounts receivable	156.5	162.3
Gross accounts and notes receivable	$2,332.8	$1,709.1
Allowance for doubtful accounts	(96.6)	(80.4)
Accounts and notes receivable, net	$2,236.2	$1,628.7
Long-term receivables, net	$160.0	$176.9
1Certain prior year amounts have been recast as a result of the adoption of the new revenue standard. Refer to Note B, New Accounting Standards, for further discussion.

Trade receivables are dispersed among a large number of retailers, distributors and industrial accounts in many countries. Adequate reserves have been established to cover anticipated credit losses. Long-term receivables, net, of $160.0 million and $176.9 million at September 29, 2018 and December 30, 2017, respectively, are reported within Other assets in the Condensed Consolidated Balance Sheets. The Company's financing receivables are predominantly related to certain security equipment leases with commercial businesses. Generally, the Company retains legal title to any equipment under lease and bears the right to repossess such equipment in an event of default. All financing receivables are interest-bearing and the Company has not classified any financing receivables as held-for-sale. Interest income earned from financing receivables that are not delinquent is recorded on the effective interest method.

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

At December 30, 2017, $100.8 million of net receivables were derecognized. Gross receivables sold amounted to $546.1 million ($460.0 million, net) and $1,549.3 million ($1,312.9 million, net) for the three and nine months ended September 30, 2017, respectively. These sales resulted in a pre-tax loss of $2.0 million and $5.3 million, respectively, and included servicing fees of $0.4 million and $1.0 million, respectively, for the three and nine months ended September 30, 2017. Proceeds from transfers of receivables to the Purchaser totaled $432.1 million and $1,213.0 million for the three and nine months ended September 30, 2017, respectively. Collections of previously sold receivables, including deferred purchase price receivables, and all fees, which were settled one month in arrears, resulted in payments to the Purchaser of $471.9 million and $1,252.9 million for the three and nine months ended September 30, 2017, respectively.

The Company’s risk of loss following the sale of the receivables was limited to the deferred purchase price receivable, which was $106.9 million at December 30, 2017. The deferred purchase price receivable settled in full in January 2018, and historically was repaid in cash as receivables were collected, generally within 30 days. As such the carrying value of the receivable recorded at December 30, 2017 approximated fair value. There were $0.1 million of delinquencies or credit losses for the three and nine months ended September 30, 2017. Cash inflows related to the deferred purchase price receivable totaled $241.3 million and $469.1 million for the three and nine months ended September 30, 2017, respectively. In accordance with the adoption of the new cash flows standards described in Note B, New Accounting Standards, the proceeds related to the deferred purchase price receivable are classified as investing activities.

As of September 29, 2018 and December 30, 2017, the Company's deferred revenue totaled $189.7 million and $117.0 million, respectively, of which $97.9 million and $95.6 million, respectively, was classified as current.

Revenue recognized for the three months ended September 29, 2018 and September 30, 2017 that was previously deferred as of December 30, 2017 and December 31, 2016 totaled $10.3 million and $11.8 million, respectively. Revenue recognized for the nine months ended September 29, 2018 and September 30, 2017 that was previously deferred as of December 30, 2017 and December 31, 2016 totaled $76.3 million and $68.9 million, respectively.

As of September 29, 2018, approximately $1.140 billion of revenue from long-term contracts primarily in the Security segment was unearned related to customer contracts which were not completely fulfilled and will be recognized on a decelerating basis over the next 5 years. This amount excludes any of the Company's contracts with an original expected duration of one year or less.

E.	INVENTORIES
The components of Inventories, net at September 29, 2018 and December 30, 2017 are as follows:

(Millions of Dollars)	September 29, 2018	December 30, 2017
Finished products	$1,924.0	$1,461.4
Work in process	196.8	155.5
Raw materials	528.9	401.5
Total	$2,649.7	$2,018.4

F.    ACQUISITIONS
PENDING TRANSACTIONS

On August 6, 2018, the Company reached an agreement to acquire International Equipment Solutions Attachments Group ("IES Attachments") for $690 million in cash. IES Attachments is a manufacturer of high quality, performance-driven heavy equipment attachment tools for off-highway applications. The acquisition will further diversify the Company's presence in the industrial markets, expand its portfolio of attachment solutions and provide a meaningful platform for continued growth. The acquisition, which will be accounted for as a business combination and consolidated into the Company's Industrial segment, is subject to customary closing conditions, including regulatory approvals.

On September 12, 2018, the Company entered into a definitive agreement to acquire a 20 percent interest in MTD Products Inc. ("MTD"), a privately held global manufacturer of outdoor power equipment, for $234 million in cash. Under the terms of the agreement, the Company has the option to acquire the remaining 80 percent of MTD beginning on July 1, 2021. The investment in MTD increases the Company's presence in the $20 billion global lawn and garden market and will allow the two companies to work together to pursue revenue and cost opportunities, improve operational efficiency, and introduce new and innovative products for professional and residential outdoor equipment customers, leveraging each company's respective portfolios of strong brands. The transaction, which is subject to regulatory approvals and customary closing conditions, is expected to close in early 2019.

2018 ACQUISITIONS

Nelson Fasteners Systems
On April 2, 2018, the Company acquired the industrial business of Nelson Fastener Systems ("Nelson") from the Doncasters Group, for $430.1 million, net of cash acquired and an estimated working capital adjustment. Nelson is complementary to the Company's product offerings, enhances its presence in the general industrial end markets, expands its portfolio of highly-engineered fastening solutions, and will deliver cost synergies. The results of Nelson are being consolidated into the Industrial segment.
The Nelson acquisition is being accounted for as a business combination, which requires, among other things, the assets acquired and liabilities assumed to be recognized at their fair values as of the acquisition date. The estimated fair value of identifiable net assets acquired, which includes $65.1 million of working capital and $170.0 million of intangible assets, is $216.6 million. The related goodwill is $213.5 million. The amount allocated to intangible assets includes $146.0 million for customer relationships. The useful lives assigned to the intangible assets range from 12 to 15 years.
Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the expected cost synergies of the combined business, assembled workforce, and the going concern nature of Nelson. Goodwill is not expected to be deductible for tax purposes.
The purchase price allocation for Nelson is preliminary in certain respects. During the measurement period, the Company expects to record adjustments relating to working capital accounts, pension liabilities, various opening balance sheet contingencies, including environmental remediation, and various income tax matters, amongst others.
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
Other 2018 Acquisitions
During 2018, the Company completed five smaller acquisitions for a total purchase price of $102.1 million, net of cash acquired. The estimated fair value of the identifiable net assets acquired, which includes $13.8 million of working capital and $34.1 million of intangible assets, is $37.4 million. The related goodwill is $64.7 million. The amount allocated to intangible assets includes $30.6 million for customer relationships. The useful lives assigned to intangible assets ranges from 10 to 14 years.
The purchase price allocation for these acquisitions is preliminary in certain respects. During the measurement period, the Company expects to record adjustments relating to working capital accounts, various opening balance sheet contingencies and various income tax matters, amongst others. These adjustments are not expected to have a material impact on the Company’s consolidated financial statements.
2017 ACQUISITIONS

Newell Tools

On March 9, 2017, the Company acquired Newell Tools for approximately $1.86 billion, net of cash acquired. The Newell Tools results have been consolidated into the Company's Tools & Storage segment.
The Newell Tools acquisition was accounted for as a business combination. The purchase price allocation for Newell Tools is complete. The measurement period adjustments recorded in 2018 did not have a material impact to the Company's condensed consolidated financial statements. The following table summarizes the estimated fair values of major assets acquired and liabilities assumed:

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
Craftsman Brand

On March 8, 2017, the Company purchased the Craftsman® brand from Sears Holdings Corporation ("Sears Holdings") for a total estimated cash purchase price of $936.7 million on a discounted basis, which consists of an initial cash payment of $568.2 million, a cash payment due in March 2020 with an estimated present value at acquisition date of $234.0 million, and future payments to Sears Holdings of between 2.5% and 3.5% on sales of Craftsman products in new Stanley Black & Decker channels through March 2032, which was valued at $134.5 million at the acquisition date based on estimated future sales projections. Refer to Note M, Fair Value Measurements, for additional details. In addition, as part of the acquisition the Company also granted a perpetual license to Sears Holdings to continue selling Craftsman®-branded products in Sears Holdings-related channels. The perpetual license will be royalty-free until March 2032, which represents an estimated value of approximately $293.0 million, and 3% thereafter. The Craftsman results have been consolidated into the Company's Tools & Storage segment.
The Craftsman® brand acquisition was accounted for as a business combination. The purchase price allocation for Craftsman is complete. The measurement period adjustments recorded in 2018 did not have a material impact on the Company's condensed consolidated financial statements. The estimated fair value of identifiable net assets acquired, which includes $40.2 million of working capital and $418.0 million of intangible assets, is $482.6 million. The related goodwill is $747.1 million. The amount allocated to intangible assets includes $396.0 million of an indefinite-lived trade name. The useful life assigned to the customer relationships is 17 years.
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
Other 2017 Acquisitions
During 2017, the Company completed four smaller acquisitions for a total purchase price of $182.9 million, net of cash acquired, which have been consolidated into the Company's Tools & Storage and Security segments. The purchase price allocation for these acquisitions is complete. The estimated fair value of the identifiable net assets acquired, which includes $35.3 million of working capital and $54.4 million of intangible assets, is $88.1 million. The related goodwill is $94.8 million. The amount allocated to intangible assets includes $51.4 million for customer relationships. The useful lives assigned to the customer relationships range between 10 and 15 years.

ACTUAL AND PRO-FORMA IMPACT OF THE ACQUISTIONS

Actual Impact from Acquisitions
The net sales and net earnings (loss) from the 2018 acquisitions included in the Company's Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 29, 2018 are shown in the table below. These amounts include amortization relating to inventory step-up and intangible assets recorded upon acquisition, transaction costs, and other integration-related costs.

(Millions of Dollars)	Third Quarter 2018	Year-to-Date 2018
Net sales	$76.2	$142.3
Net earnings (loss) attributable to common shareowners	$3.3	$(8.0)
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

	Third Quarter		Year-to-Date
(Millions of Dollars, except per share amounts)	2018	2017	2018	2017
Net sales	$3,494.8	$3,440.9	$10,430.6	$9,951.2
Net earnings attributable to common shareowners	$254.2	$278.2	$734.9	$946.4
Diluted earnings per share	$1.69	$1.82	$4.83	$6.22

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

•	Depreciation expense for the property, plant, and equipment fair value adjustments that would have been incurred from December 31, 2017 to the acquisition date of Nelson.

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

2017 Pro-forma Results

The 2017 pro-forma results were calculated by combining the results of Stanley Black & Decker with the stand-alone results of the 2017 and 2018 acquisitions for their respective pre-acquisition periods. Accordingly the following adjustments were made:

•
Elimination of the historical pre-acquisition intangible asset amortization expense and the addition of intangible asset amortization expense related to intangibles valued as part of the purchase price allocation that would have been incurred from January 1, 2017 to the acquisition dates of the 2017 acquisitions and from January 1, 2017 to September 30, 2017 for the 2018 acquisitions.

•
Depreciation expense for the property, plant, and equipment fair value adjustments that would have been incurred from January 1, 2017 to the acquisition date of Newell Tools and from January 1, 2017 to September 30, 2017 for Nelson.

•	Additional expense for deal costs and inventory step-up, which would have been amortized as the corresponding inventory was sold.

G.    GOODWILL
Changes in the carrying amount of goodwill by segment are as follows:

(Millions of Dollars)	Tools & Storage	Industrial	Security	Total
Balance December 30, 2017	$5,189.7	$1,454.4	$2,132.0	$8,776.1
Acquisition adjustments	59.3	219.5	52.7	331.5
Foreign currency translation	(58.4)	(1.8)	(40.5)	(100.7)
Balance September 29, 2018	$5,190.6	$1,672.1	$2,144.2	$9,006.9

H.    LONG-TERM DEBT AND FINANCING ARRANGEMENTS

Long-term debt and financing arrangements at September 29, 2018 and December 30, 2017 are as follows:

		September 29, 2018						December 30, 2017
(Millions of Dollars)	Interest Rate	Original Notional	Unamortized Discount	Unamortized Gain/(Loss) Terminated Swaps [1]	Purchase Accounting FV Adjustment	Deferred Financing Fees	Carrying Value	Carrying Value [2]
Notes payable due 2018	2.45%	$632.5	$—	$—	$—	$(0.2)	$632.3	$630.9
Notes payable due 2018	1.62%	345.0	—	—	—	(0.1)	344.9	344.1
Notes payable due 2021	3.40%	400.0	(0.1)	11.0	—	(1.1)	409.8	412.1
Notes payable due 2022	2.90%	754.3	(0.3)	—	—	(2.6)	751.4	750.9
Notes payable due 2028	7.05%	150.0	—	10.7	10.3	—	171.0	172.6
Notes payable due 2040	5.20%	400.0	(0.2)	(32.2)	—	(3.1)	364.5	363.3
Notes payable due 2052 (junior subordinated)	5.75%	750.0	—	—	—	(18.6)	731.4	731.0
Notes payable due 2053 (junior subordinated)	5.75%	400.0	—	4.6	—	(7.9)	396.7	396.6
Other, payable in varying amounts through 2022	0.00% - 4.50%	8.2	—	—	—	—	8.2	4.2
Total long-term debt, including current maturities		$3,840.0	$(0.6)	$(5.9)	$10.3	$(33.6)	$3,810.2	$3,805.7
Less: Current maturities of long-term debt							(979.6)	(977.5)
Long-term debt							$2,830.6	$2,828.2
1Unamortized gain/(loss) associated with interest rate swaps are more fully discussed in Note I, Financial Instruments.
2Certain prior year amounts have been recast as a result of the adoption of the new revenue standard. Refer to Note B, New Accounting Standards, for further discussion.

In January 2017, the Company amended its existing $2.0 billion commercial paper program to increase the maximum amount of notes authorized to be issued to $3.0 billion and to include Euro denominated borrowings in addition to U.S. Dollars. As of September 29, 2018, the Company had $1.4 billion of borrowings outstanding against the Company’s $3.0 billion commercial paper program, of which approximately $932.3 million in Euro denominated commercial paper was designated as a Net Investment Hedge as described in more detail in Note I, Financial Instruments. As of December 30, 2017, the Company had no commercial paper borrowings outstanding.

In September 2018, the Company amended and restated its existing five-year $1.75 billion committed credit facility with the concurrent execution of a new five-year $2.0 billion committed credit facility (the “5 Year Credit Agreement”). Borrowings under the 5 Year Credit Agreement may be made in U.S. Dollars, Euros or Pounds Sterling. A sub-limit amount of $653.3 million is designated for swing line advances which may be drawn in Euros pursuant to the terms of the 5 Year Credit Agreement. Borrowings bear interest at a floating rate plus an applicable margin dependent upon the denomination of the borrowing and specific terms of the 5 Year Credit Agreement. The Company must repay all advances under the 5 Year Credit Agreement by the earlier of September 12, 2023 or upon termination. The 5 Year Credit Agreement is designated to be a liquidity back-stop for the Company's $3.0 billion U.S. Dollar and Euro commercial paper program. This amends and restates the five-year $1.75 billion committed credit facility dated as of December 2015. As of September 29, 2018, and December 30, 2017, the Company had not drawn on its five-year committed credit facility.

In September 2018, the Company terminated the 364-Day $1.25 billion committed credit facility and concurrently executed a new 364-Day $1.0 billion committed credit facility (the “364 Day Credit Agreement”). Borrowings under the 364 Day Credit Agreement may be made in U.S. Dollars or Euros and bear interest at a floating rate plus an applicable margin dependent upon the denomination of the borrowing and pursuant to the terms of the 364 Day Credit Agreement. The Company must repay all advances under the 364 Day Credit Agreement by the earlier of September 11, 2019 or upon termination. The Company may, however, convert all advances outstanding upon termination, into a term loan that shall be repaid in full no later than the first anniversary of the termination date, provided that the Company, among other things, pays a fee to the administrative agent for the account of each lender. The 364 Day Credit Agreement serves as a liquidity back-stop for the Company’s $3.0 billion U.S. Dollar and Euro commercial paper program. The 364 Day Credit Agreement supersedes all prior 364-Day committed credit facilities. As of September 29, 2018, and December 30, 2017, the Company had not drawn on its 364-Day committed credit facility.

I.    FINANCIAL INSTRUMENTS

In the first quarter of 2018, the Company elected to early adopt ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedge Activities, which amends the hedge accounting recognition and presentation requirements of ASC 815. ASU 2017-12 requires the presentation and disclosure requirements to be applied prospectively and as a result, certain disclosures for the three and nine month periods ending September 30, 2017 conform to the presentation and disclosure requirements prior to the adoption.

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

A summary of the fair values of the Company’s derivatives recorded in the Condensed Consolidated Balance Sheets at September 29, 2018 and December 30, 2017 is as follows:

(Millions of Dollars)	Balance Sheet Classification	September 29, 2018	December 30, 2017	Balance Sheet Classification	September 29, 2018	December 30, 2017
Derivatives designated as hedging instruments:
Interest Rate Contracts Cash Flow	Other current assets	$1.2	$—	Accrued expenses	$24.7	$55.7
Foreign Exchange Contracts Cash Flow	Other current assets	7.4	4.1	Accrued expenses	4.0	33.4
	LT other assets	0.5	—	LT other liabilities	0.6	5.2
Net Investment Hedge	Other current assets	10.1	6.6	Accrued expenses	3.5	7.0
	LT other assets	—	—	LT other liabilities	12.6	5.8
Non-derivative designated as hedging instrument:
Net Investment Hedge		—	—	Short-term borrowings	932.3	—
Total designated as hedging		$19.2	$10.7		$977.7	$107.1
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other current assets	$9.4	$7.3	Accrued expenses	$12.5	$6.9
Total		$28.6	$18.0		$990.2	$114.0
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

During the nine months ended September 29, 2018 and September 30, 2017, cash flows related to derivatives, including those that are separately discussed below, resulted in net cash received of $16.6 million and net cash paid of $4.2 million, respectively.

CASH FLOW HEDGES
There were after-tax mark-to-market losses of $44.6 million and $112.6 million as of September 29, 2018 and December 30, 2017, respectively, reported for cash flow hedge effectiveness in Accumulated other comprehensive loss. An after-tax loss of $23.8 million is expected to be reclassified to earnings as the hedged transactions occur or as amounts are amortized within the next twelve months. The ultimate amount recognized will vary based on fluctuations of the hedged currencies and interest rates through the maturity dates.

The tables below detail pre-tax amounts of derivatives designated as cash flow hedges in Accumulated other comprehensive loss for active derivatives during the periods in which the underlying hedged transactions affected earnings for the three and nine months ended September 29, 2018 and September 30, 2017:

	Third Quarter 2018
(Millions of dollars)	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Recognized in Income on Amounts Excluded from Effectiveness Testing
Interest Rate Contracts	$10.4	Interest expense	$—	$—
Foreign Exchange Contracts	$(2.0)	Cost of sales	$(4.6)	$—

	Year-to-Date 2018
(Millions of dollars)	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Recognized in Income on Amounts Excluded from Effectiveness Testing
Interest Rate Contracts	$32.2	Interest expense	$—	$—
Foreign Exchange Contracts	$21.0	Cost of sales	$(16.6)	$—

	Third Quarter 2017
(Millions of dollars)	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income (Effective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion*)
Interest Rate Contracts	$(1.6)	Interest expense	$—	$—
Foreign Exchange Contracts	$(26.5)	Cost of sales	$3.6	$—

	Year-to-Date 2017
(Millions of dollars)	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income (Effective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion*)
Interest Rate Contracts	$(8.8)	Interest expense	$—	$—
Foreign Exchange Contracts	$(65.1)	Cost of sales	$13.3	$—
 * Includes ineffective portion and amount excluded from effectiveness testing on derivatives.
A summary of the pre-tax effect of cash flow hedge accounting on the Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 29, 2018 is as follows:

	Third Quarter 2018		Year-to-Date 2018
(Millions of dollars)	Cost of Sales	Interest Expense	Cost of Sales	Interest Expense
Total amount in the Consolidated Statements of Operations and Comprehensive Income in which the effects of the cash flow hedges are recorded	$2,256.4	$72.1	$6,656.5	$204.3
Gain (loss) on cash flow hedging relationships:
Foreign Exchange Contracts:
Hedged Items	$4.6	$—	$16.6	$—
Gain (loss) reclassified from OCI into Income	$(4.6)	$—	$(16.6)	$—
Interest Rate Swap Agreements:
Gain (loss) reclassified from OCI into Income [1]	$—	$(3.8)	$—	$(11.3)
1 Inclusive of the gain/loss amortization on terminated derivative financial instruments.

For the three and nine months ended September 30, 2017, the hedged items’ impact to the Consolidated Statements of Operations and Comprehensive Income was a loss of $3.6 million and $13.3 million, respectively in Cost of sales. There was no impact related to the interest rate contracts' hedged items for all periods presented.

An after-tax loss of $4.1 million was reclassified from Accumulated other comprehensive loss into earnings (inclusive of the gain/loss amortization on terminated derivative instruments) for the three months ended September 29, 2018. For the three months ended September 30, 2017 there was no net impact for hedged items. An after-tax loss of $15.8 million and an after-tax gain of $1.4 million was reclassified from Accumulated other comprehensive loss into earnings (inclusive of the gain/loss amortization on terminated derivative instruments) for the nine months ended September 29, 2018 and September 30, 2017, respectively, during the periods in which the underlying hedged transactions affected earnings.

Interest Rate Contracts: The Company enters into interest rate swap agreements in order to obtain the lowest cost source of funds within a targeted range of variable to fixed-debt proportions. At September 29, 2018 and December 30, 2017, the Company had forward starting interest rate swaps on $400 million of future debt issuances which were executed in 2014. The objective of the hedges is to offset the expected variability on future payments associated with the interest rate on debt instruments expected to be issued in 2018. Gains or losses on the swaps are recorded in Accumulated other comprehensive loss and will be subsequently reclassified into earnings as interest expense as the future interest expense on debt is recognized in earnings.

Foreign Currency Contracts

Forward Contracts: Through its global businesses, the Company enters into transactions and makes investments denominated in multiple currencies that give rise to foreign currency risk. The Company and its subsidiaries regularly purchase inventory from subsidiaries with functional currencies different than their own, which creates currency-related volatility in the Company’s results of operations. The Company utilizes forward contracts to hedge these forecasted purchases and sales of inventory. Gains and losses reclassified from Accumulated other comprehensive loss are recorded in Cost of sales as the hedged item affects earnings. There are no components excluded from the assessment of effectiveness for these contracts. At September 29, 2018 and December 30, 2017, the notional value of forward currency contracts outstanding was $223.7 million and $559.9 million, respectively, maturing on various dates through 2019.

Purchased Option Contracts: The Company and its subsidiaries have entered into various intercompany transactions whereby the notional values are denominated in currencies other than the functional currencies of the party executing the trade. In order to better match the cash flows of its intercompany obligations with cash flows from operations, the Company enters into purchased option contracts. Gains and losses reclassified from Accumulated other comprehensive loss are recorded in Cost of sales as the hedged item affects earnings. There are no components excluded from the assessment of effectiveness for these contracts. As of September 29, 2018 and December 30, 2017, the notional value of purchased option contracts was $430.0 million and $400.0 million, respectively, maturing on various dates through 2019.
FAIR VALUE HEDGES

Interest Rate Risk: In an effort to optimize the mix of fixed versus floating rate debt in the Company’s capital structure, the Company enters into interest rate swaps. In prior years, the Company entered into interest rate swaps related to certain of its notes payable which were subsequently terminated. Amortization of the gain/loss on previously terminated swaps is reported as a reduction of interest expense. Prior to termination, the changes in the fair value of the swaps and the offsetting changes in fair value related to the underlying notes were recognized in earnings. As of September 29, 2018 and December 30, 2017, the Company did not have any active fair value interest rate swaps.

A summary of the pre-tax effect of fair value hedge accounting on the Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 29, 2018 is as follows:

(Millions of dollars)	Third Quarter 2018 Interest Expense	Year-to-Date 2018 Interest Expense
Total amount in the Consolidated Statements of Operations and Comprehensive Income in which the effects of the fair value hedges are recorded	$72.1	$204.3
Amortization of gain on terminated swaps	$(0.8)	$(2.4)
Amortization of the gain on terminated swaps of $0.8 million and $2.4 million is reported as a reduction of interest expense for the three and nine months ended September 30, 2017, respectively.

A summary of the amounts recorded in the Condensed Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges for the nine months ended September 29, 2018 is as follows:

(Millions of dollars)	Carrying Amount of Hedged Liability (1)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liability
Current Maturities of Long-Term Debt	$—	Terminated Swaps	$3.2
Long-Term Debt	$1,342.0	Terminated Swaps	$(9.2)
(1) Represents hedged items no longer designated in qualifying fair value hedging relationships.
NET INVESTMENT HEDGES

The Company utilizes net investment hedges to offset the translation adjustment arising from re-measurement of its investment in the assets and liabilities of its foreign subsidiaries. The total after-tax amounts in Accumulated other comprehensive loss were gains of $45.1 million and $3.4 million at September 29, 2018 and December 30, 2017, respectively.

As of September 29, 2018, the Company had foreign exchange forward contracts maturing on various dates in 2018 with notional values totaling $705.7 million outstanding hedging a portion of its British pound sterling, Swedish krona, Euro and Canadian dollar denominated net investments; a cross currency swap with a notional value totaling $250.0 million maturing in 2023 hedging a portion of its Japanese yen denominated net investment; an option contract with a notional value totaling $36.2 million maturing in 2018 hedging a portion of its Mexican peso denominated net investment; and Euro denominated commercial paper with a value of $932.3 million maturing in 2018 hedging a portion of its Euro denominated net investments. As of December 30, 2017, the Company had foreign exchange contracts maturing on various dates through 2018 with notional values totaling $751.2 million outstanding hedging a portion of its British pound sterling, Mexican peso, Swedish krona, Euro and Canadian dollar denominated net investments, and a cross currency swap with a notional value totaling $250.0 million maturing in 2023 hedging a portion of its Japanese yen denominated net investment.

Maturing foreign exchange contracts resulted in net cash received of $15.2 million and net cash paid of $31.6 million for the nine months ended September 29, 2018 and September 30, 2017, respectively.

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

The pre-tax gain or loss from fair value changes for the three and nine ended September 29, 2018 and September 30, 2017 was as follows:

	Third Quarter 2018
(Millions of Dollars)	Total Gain (Loss) Recorded in OCI	Excluded Component Recorded in OCI	Income Statement Classification	Total Gain (Loss) Reclassified from OCI to Income	Excluded Component Amortized from OCI to Income
Forward Contracts	$(2.6)	$1.1	Other, net	$2.3	$2.3
Cross Currency Swap	$6.0	$1.4	Other, net	$1.7	$1.7
Option Contracts	$(2.4)	$—	Other, net	$—	$—
Non-derivative designated as Net Investment Hedge	$2.9	$—	Other, net	$—	$—

	Year-to-Date 2018
(Millions of Dollars)	Total Gain (Loss) Recorded in OCI	Excluded Component Recorded in OCI	Income Statement Classification	Total Gain (Loss) Reclassified from OCI to Income	Excluded Component Amortized from OCI to Income
Forward Contracts	$29.6	$7.3	Other, net	$6.4	$6.4
Cross Currency Swap	$(1.1)	$9.7	Other, net	$5.1	$5.1
Option Contracts	$(3.3)	$—	Other, net	$—	$—
Non-derivative designated as Net Investment Hedge	$41.8	$—	Other, net	$—	$—

	Third Quarter 2017			Year-to-Date 2017
(Millions of Dollars)	Amount Recorded in OCI Gain (Loss)	Effective Portion Recorded in Income Statement	Ineffective Portion* Recorded in Income Statement	Amount Recorded in OCI Gain (Loss)	Effective Portion Recorded in Income Statement	Ineffective Portion* Recorded in Income Statement
Other, net	$(42.3)	$—	$—	$(131.3)	$—	$—
*Includes ineffective portion and amount excluded from effectiveness testing.

UNDESIGNATED HEDGES
Foreign Exchange Contracts: Foreign exchange forward contracts are used to reduce risks arising from the change in fair value of certain foreign currency denominated assets and liabilities (such as affiliate loans, payables and receivables). The objective is to minimize the impact of foreign currency fluctuations on operating results. The total notional amount of the forward contracts outstanding at September 29, 2018 was $1.4 billion, maturing on various dates through 2019. The total notional amount of the forward contracts outstanding at December 30, 2017 was $1.0 billion, maturing on various dates through 2018. The impacts of changes in the fair value related to derivatives not designated as hedging instruments under ASC 815 for the three and nine months ended September 29, 2018 and September 30, 2017 are as follows:

(Millions of Dollars)	Income Statement Classification	Third Quarter 2018 Amount of Gain (Loss) Recorded in Income on Derivative	Year-to-Date 2018 Amount of Gain (Loss) Recorded in Income on Derivative
Foreign Exchange Contracts	Other, net	$(5.9)	$9.0

(Millions of Dollars)	Income Statement Classification	Third Quarter 2017 Amount of Gain (Loss) Recorded in Income on Derivative	Year-to-Date 2017 Amount of Gain (Loss) Recorded in Income on Derivative
Foreign Exchange Contracts	Other, net	$13.9	$43.6

J.    EQUITY ARRANGEMENTS

In April 2018, the Company repurchased 1,399,732 shares of common stock for approximately $200.0 million. In July 2018, the Company repurchased 2,086,792 shares of common stock for approximately $300.0 million.

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

The capped call has an initial lower strike price of $156.86 and an upper strike price of $203.92, which is approximately 30% higher than the closing price of the Company's common stock on March 13, 2018. As of September 29, 2018, due to the customary anti-dilution provisions, the capped call transactions had an adjusted lower strike price of $156.83 and an adjusted upper strike price of $203.88. The aggregate fair value of the options at September 29, 2018 was $46.2 million.

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

On and after May 15, 2020, the Series C Preferred Stock may be converted into common stock at the option of the holder. The initial conversion rate was 6.1627 shares of common stock per one share of Series C Preferred Stock, which is equivalent to an initial conversion price of approximately $162.27 per share of common stock. As of September 29, 2018, due to the customary anti-dilution provisions, the conversion rate was 6.1744, equivalent to a conversion price of approximately $161.96 per share of common stock. At the election of the Company, upon conversion, the Company may deliver cash, common stock, or a combination thereof.

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

The initial maximum settlement rate of 0.7241 was calculated using an initial reference price of $138.10, equal to the last reported sale price of the Company's common stock on May 11, 2017. As of September 29, 2018, due to the customary anti-dilution provisions, the maximum settlement rate was 0.7255, equivalent to a reference price of $137.84. If the applicable market value of the Company's common stock is less than or equal to the reference price, the settlement rate will be the maximum settlement rate; and if the applicable market value of common stock is greater than the reference price, the settlement rate will be a number of shares of the Company's common stock equal to $100 divided by the applicable market value. Upon settlement of the 2020 Purchase Contracts, the Company will receive additional cash proceeds of $750 million.

The Company will make quarterly payments ("Contracts Adjustment Payments") to the holders of the 2020 Purchase Contracts at a rate of 5.375% per annum, payable quarterly in arrears on February 15, May 15, August 15 and November 15, commencing August 15, 2017. The $117.1 million present value of the Contract Adjustment Payments reduced Shareowners’ Equity at inception. As each quarterly Contract Adjustment Payment is made, the related liability is reduced and the difference between the cash payments and the present value will accrete to interest expense, approximately $1.3 million per year over the three-year term. As of September 29, 2018, the present value of the Contract Adjustment Payments was $68.5 million.

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

The capped call transactions have a term of approximately three years and are intended to cover the number of shares issuable upon conversion of the Series C Preferred Stock. Subject to customary anti-dilution adjustments, the capped call had an initial lower strike price of $162.27, which corresponds to the minimum 6.1627 settlement rate of the Series C Preferred Stock, and an upper strike price of $179.53, which is approximately 30% higher than the closing price of the Company's common stock on May 11, 2017. As of September 29, 2018, due to the customary anti-dilution provisions, the capped call transactions had an adjusted lower strike price of $161.96 and an adjusted upper strike price of $179.19.

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

With respect to the impact on the Company, the 2017 capped call transactions and $750 million Equity Units, when taken together, result in the economic equivalent of having the conversion price on $750 million Equity Units at $179.19, the upper strike of the capped call as of September 29, 2018.

In May 2017, the Company paid $25.1 million, or an average of $5.43 per option, to enter into capped call transactions on 4.6 million shares of common stock. The $25.1 million premium paid was a reduction of Shareowners’ Equity. The aggregate fair value of the options at September 29, 2018 was $24.4 million.

K.    ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables summarize the changes in the balances for each component of Accumulated other comprehensive loss:

(Millions of Dollars)	Currency translation adjustment and other[1]	Unrealized gains (losses) on cash flow hedges, net of tax	Unrealized gains (losses) on net investment hedges, net of tax	Pension gains (losses), net of tax	Total
Balance - December 30, 2017	$(1,108.2)	$(112.6)	$3.4	$(371.7)	$(1,589.1)
Other comprehensive (loss) income before reclassifications	(286.7)	52.2	50.5	6.5	(177.5)
Reclassification adjustments to earnings	—	15.8	(8.8)	8.4	15.4
Net other comprehensive (loss) income	(286.7)	68.0	41.7	14.9	(162.1)
Balance - September 29, 2018	$(1,394.9)	$(44.6)	$45.1	$(356.8)	$(1,751.2)
1Certain prior year amounts have been recast as a result of the adoption of the new revenue standard. Refer to Note B, New Accounting Standards, for further discussion.

(Millions of Dollars)	Currency translation adjustment and other[1]	Unrealized gains (losses) on cash flow hedges, net of tax	Unrealized gains (losses) on net investment hedges, net of tax	Pension gains (losses), net of tax	Total
Balance - December 31, 2016	$(1,586.7)	$(46.3)	$88.6	$(377.2)	$(1,921.6)
Other comprehensive income (loss) before reclassifications	449.7	(69.4)	(85.3)	(19.0)	276.0
Adjustments related to sales of businesses	4.7	—	—	2.6	7.3
Reclassification adjustments to earnings	—	(1.4)	—	17.7	16.3
Net other comprehensive income (loss)	454.4	(70.8)	(85.3)	1.3	299.6
Balance - September 30, 2017	$(1,132.3)	$(117.1)	$3.3	$(375.9)	$(1,622.0)
1Certain prior year amounts have been recast as a result of the adoption of the new revenue standard. Refer to Note B, New Accounting Standards, for further discussion.

The reclassifications out of Accumulated other comprehensive loss for the nine months ended September 29, 2018 and September 30, 2017 were as follows:

(Millions of Dollars)	2018	2017	Affected line item in Consolidated Statements of Operations And Comprehensive Income
Realized (losses) gains on cash flow hedges	$(16.6)	$13.3	Cost of sales
Realized losses on cash flow hedges	(11.3)	(11.3)	Interest expense
Total before taxes	$(27.9)	$2.0
Tax effect	12.1	(0.6)	Income taxes
Realized (losses) gains on cash flow hedges, net of tax	$(15.8)	$1.4

Realized gains on net investment hedges	$11.5	$—	Other, net
Tax effect	(2.7)	—	Income taxes
Realized gains on net investment hedges, net of tax	$8.8	$—

Amortization of defined benefit pension items:
Actuarial losses and prior service costs / credits	$(11.2)	$(12.1)	Other, net
Settlement loss	—	(12.8)	Other, net
Total before taxes	$(11.2)	$(24.9)
Tax effect	2.8	7.2	Income taxes
Amortization of defined benefit pension items, net of tax	$(8.4)	$(17.7)

L.    NET PERIODIC BENEFIT COST — DEFINED BENEFIT PLANS
Following are the components of net periodic pension (benefit) expense for the three and nine months ended September 29, 2018 and September 30, 2017:

	Third Quarter
	Pension Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans		All Plans
(Millions of Dollars)	2018	2017	2018	2017	2018	2017
Service cost	$1.8	$2.1	$3.8	$3.6	$0.1	$0.1
Interest cost	10.7	10.8	7.0	7.5	0.4	0.5
Expected return on plan assets	(17.2)	(16.1)	(11.4)	(11.6)	(0.3)	—
Amortization of prior service cost (credit)	0.3	0.4	(0.4)	(0.3)	—	(0.3)
Amortization of net loss	2.0	2.0	1.8	2.3	—	—
Settlement / curtailment loss	—	—	0.1	—	—	—
Net periodic pension (benefit) expense	$(2.4)	$(0.8)	$0.9	$1.5	$0.2	$0.3

	Year-to-Date
	Pension Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans		All Plans
(Millions of Dollars)	2018	2017	2018	2017	2018	2017
Service cost	$5.6	$6.5	$11.5	$10.2	$0.4	$0.4
Interest cost	32.1	32.4	21.7	21.6	1.2	1.2
Expected return on plan assets	(51.5)	(48.3)	(35.4)	(33.8)	—	—
Amortization of prior service cost (credit)	0.8	0.9	(1.0)	(0.9)	(1.0)	(1.0)
Amortization of net loss	5.9	6.2	6.5	6.9	—	—
Settlement / curtailment loss	—	—	0.3	12.8	—	—
Net periodic pension (benefit) expense	$(7.1)	$(2.3)	$3.6	$16.8	$0.6	$0.6

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
The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis for each of the hierarchy levels:

(Millions of Dollars)	Total Carrying Value	Level 1	Level 2	Level 3
September 29, 2018
Money market fund	$10.9	$10.9	$—	$—
Derivative assets	$28.6	$—	$28.6	$—
Derivative liabilities	$57.9	$—	$57.9	$—
Non-derivative hedging instrument	$932.3	$—	$932.3	$—
Contingent consideration liability	$172.4	$—	$—	$172.4
December 30, 2017
Money market fund	$11.6	$11.6	$—	$—
Derivative assets	$18.0	$—	$18.0	$—
Derivative liabilities	$114.0	$—	$114.0	$—
Contingent consideration liability	$114.0	$—	$—	$114.0
The following table provides information about the Company's financial assets and liabilities not carried at fair value.

	September 29, 2018		December 30, 2017[1]
(Millions of Dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
Other investments	$7.6	$7.8	$7.6	$7.9
Long-term debt, including current portion	$3,810.2	$3,898.2	$3,805.7	$3,991.0
1Certain prior year amounts have been recast as a result of the adoption of the new revenue standard. Refer to Note B, New Accounting Standards, for further discussion.
The money market fund and other investments related to the West Coast Loading Corporation ("WCLC") trust are considered Level 1 instruments within the fair value hierarchy. The long-term debt instruments are considered Level 2 instruments and are measured using a discounted cash flow analysis based on the Company’s marginal borrowing rates. The differences between the carrying values and fair values of long-term debt are attributable to the stated interest rates differing from the Company's marginal borrowing rates. The fair values of the Company's variable rate short-term borrowings approximate their carrying values at September 29, 2018 and December 30, 2017. The fair values of the derivative financial instruments in the table above are based on current settlement values.
As discussed in Note F, Acquisitions, the Company recorded a contingent consideration liability relating to the Craftsman® brand acquisition representing the Company's obligation to make future payments to Sears Holdings of between 2.5% and 3.5% on sales of Craftsman products in new Stanley Black & Decker channels through March 2032, valued at $134.5 million as of the acquisition date. The first payment is due the first quarter of 2020 relating to royalties owed for the previous eleven quarters, and future payments will be due quarterly through the first quarter of 2032. The estimated fair value of the contingent consideration liability is determined using a discounted cash flow analysis taking into consideration future sales projections, forecasted payments to Sears Holdings based on contractual royalty rates, and the related tax impacts.
The estimated fair value of the contingent consideration liability was $172.4 million and $114.0 million as of September 29, 2018 and December 30, 2017, respectively. The change in fair value was primarily driven by lower expected tax benefits of future payments to Sears Holdings as a result of the recently enacted U.S. tax legislation. Approximately $38 million of the change in fair value was recorded in Selling, general and administrative in the Consolidated Statements of Operations and Comprehensive Income, while approximately $20 million was recorded in goodwill as an acquisition-date fair value adjustment. A 100 basis point reduction in the discount rate would result in an increase to the liability of approximately $9 million as of September 29, 2018.
The Company had no significant non-recurring fair value measurements, nor any other financial assets or liabilities measured using Level 3 inputs, during the first nine months of 2018 or 2017.
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

N.    OTHER COSTS AND EXPENSES
Other, net is primarily comprised of intangible asset amortization expense, currency-related gains or losses, environmental remediation expense, acquisition-related transaction and consulting costs, and certain pension gains or losses. During the three and nine months ended September 29, 2018, Other, net included $8.4 million and $23.7 million in acquisition-related transaction and consulting costs, respectively. In addition, Other, net included a $77.7 million environmental remediation charge recorded in the second quarter of 2018 related to a settlement with the Environmental Protection Agency ("EPA"). Refer to Note R, Commitments and Contingencies, for further discussion of the EPA settlement. During the three and nine months ended September 30, 2017, Other, net included $5.4 million and $51.0 million of acquisition-related transaction and consulting costs, respectively.

O.    RESTRUCTURING CHARGES
A summary of the restructuring reserve activity from December 30, 2017 to September 29, 2018 is as follows:

(Millions of Dollars)	December 30, 2017	Net Additions	Usage	Currency	September 29, 2018
Severance and related costs	$20.0	$53.6	$(35.7)	$(0.8)	$37.1
Facility closures and asset impairments	3.2	4.5	(6.6)	—	1.1
Total	$23.2	$58.1	$(42.3)	$(0.8)	$38.2
For the nine months ended September 29, 2018, the Company recognized net restructuring charges of $58.1 million. This amount reflects $53.6 million of net severance charges associated with the reduction of approximately 1,563 employees and $4.5 million of facility closure and other restructuring costs.

For the three months ended September 29, 2018, the Company recognized net restructuring charges of $21.8 million. This amount reflects $20.8 million of net severance charges associated with the reduction of approximately 563 employees. The Company also had $1.0 million of facility closure and other restructuring costs.
The majority of the $38.2 million of reserves remaining as of September 29, 2018 is expected to be utilized within the next 12 months.

Segments: The $58 million of net restructuring charges for the nine months ended September 29, 2018 includes: $25 million pertaining to the Tools & Storage segment; $8 million pertaining to the Industrial segment; $21 million pertaining to the Security segment; and $4 million pertaining to Corporate.

The $22 million of net restructuring charges for the three months ended September 29, 2018 includes: $10 million pertaining to the Tools & Storage segment; $3 million pertaining to the Industrial segment and $9 million pertaining to the Security segment.

P.	INCOME TAXES

The Company recognized income tax expense of $56.6 million and $139.3 million for the three and nine months ended September 29, 2018, resulting in effective tax rates of 18.6% and 16.4%, respectively. Excluding the impacts of the aforementioned EPA settlement in the second quarter of 2018, the tax charge recorded in the first quarter of 2018 related to the recently enacted U.S. tax legislation, and the acquisition-related charges, the effective tax rates were 19.5% and 15.6% for the three and nine months ended September 29, 2018, respectively. These effective tax rates differ from the U.S. statutory tax rate during these periods primarily due to tax on foreign earnings and the effective settlements of income tax audits.

The Company recognized income tax expense of $79.9 million and $240.3 million for the three and nine months ended September 30, 2017, respectively, resulting in effective tax rates of 22.5% and 20.3%, respectively. The effective tax rates differed from the U.S. statutory tax rate during these periods primarily due to a portion of the Company’s earnings being realized in lower-taxed foreign jurisdictions, the utilization of U.S. tax attributes during the first quarter of 2017 due to the divestiture of the mechanical security businesses, the favorable settlement of certain income tax audits during the second quarter of 2017, and the acceleration of certain tax credits resulting in a tax benefit during the third quarter of 2017. Non-deductible transaction costs and other acquisition-related restructuring items partially offset the net tax benefits mentioned above for the three and nine months ended September 30, 2017. Excluding the tax impact of the divestitures and acquisition-related charges for the three and nine months ended September 30, 2017, the effective tax rates were 23.0% and 23.7%, respectively.

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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act. As of September 29, 2018, the Company has not completed its accounting for the tax effects of the enactment of the Act; however, in certain cases (as described below), the Company has made a reasonable estimate of the effects on its existing deferred tax balances and the one-time transition tax. In other cases, the Company has not been able to make a reasonable estimate and continues to account for those items based on its existing accounting under ASC 740, Income Taxes, and the provisions of the tax laws that were in effect immediately prior to enactment.

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

The Company operates in many countries throughout the world through numerous subsidiaries. In order to complete the accounting associated with the Act, the Company will continue to accumulate the relevant data, refine computational elements, monitor and analyze U.S. federal and state guidance if and when issued, and adjust its provisional estimates accordingly. Any such adjustments could be material to income tax expense. The Company will complete its analysis of the Act in the fourth quarter of 2018.

Provisional amounts

Deferred tax assets and liabilities: The Company remeasured certain deferred tax assets and liabilities based on the U.S. tax rates at which they are expected to become realized in the future. The provisional amount recorded in 2017 related to the re-measurement of its deferred tax balances resulted in a decrease to tax expense of approximately $252.5 million as of December 30, 2017. Upon further analysis of certain aspects of the Act and refinement of the calculations during the first quarter of 2018, the Company adjusted the provisional amount by $17.4 million as an increase to tax expense, which is included as a component of income taxes on the Consolidated Statements of Operations and Comprehensive Income. The Company is continuing to analyze certain aspects of the Act and refining its estimate, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.

International provision tax effects: As of December 30, 2017, the Company recorded a provisional amount for the one-time transition tax on undistributed foreign earnings, resulting in an increase to income tax expense of $276.1 million comprised of an accrued provisional income tax payable of approximately $460.7 million, partially offset by the reversal of the deferred tax liability of approximately $184.6 million associated with certain legacy Black & Decker unremitted foreign earnings and profits which were previously designated as not being indefinitely reinvested. The remaining deferred tax liability on unremitted foreign earnings of $4.9 million represents withholding taxes which will become payable upon distribution. The Company is continuing to analyze certain aspects of the Act and refining its estimate, which may change materially due to changes in interpretations and assumptions the Company has made, new guidance that may be issued in the future, and actions the Company may take as a result of the new legislation.

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

	Third Quarter		Year-to-Date
(Millions of Dollars)	2018	2017[1]	2018	2017[1]
NET SALES
Tools & Storage	$2,448.0	$2,369.2	$7,231.6	$6,571.5
Industrial	562.0	510.9	1,639.3	1,494.0
Security	484.8	479.3	1,476.8	1,436.9
Total	$3,494.8	$3,359.4	$10,347.7	$9,502.4
SEGMENT PROFIT
Tools & Storage	$356.2	$394.1	$1,056.2	$1,050.5
Industrial	88.4	92.2	254.4	272.0
Security	47.4	54.0	141.0	156.5
Segment profit	492.0	540.3	1,451.6	1,479.0
Corporate overhead	(52.5)	(56.2)	(150.7)	(150.1)
Other, net	59.4	60.5	236.7	216.3
Loss (gain) on sales of businesses	—	3.2	0.8	(265.1)
Pension settlement	—	—	—	12.8
Restructuring charges	21.8	19.1	58.1	42.9
Interest expense	72.1	57.2	204.3	164.5
Interest income	(18.7)	(10.3)	(50.1)	(28.6)
Earnings before income taxes	$304.9	$354.4	$851.1	$1,186.1
1Certain prior year amounts have been recast as a result of the adoption of the new revenue and pension standards. Refer to Note B, New Accounting Standards, for further discussion.

As described in Note A, Significant Accounting Policies, the Company recognizes revenue at a point in time from the sale of tangible products or over time depending on when the performance obligation is satisfied. For the three and nine months ended September 29, 2018 and September 30, 2017, the majority of the Company’s revenue was recognized at the time of sale. The following table provides the percent of total segment revenue recognized over time for the Industrial and Security segments for the three and nine months ended September 29, 2018 and September 30, 2017:

	Third Quarter		Year-to-Date
(Millions of Dollars)	2018	2017	2018	2017
Industrial	12.3%	15.8%	11.2%	13.9%
Security	45.2%	43.4%	45.8%	46.3%

The following table is a further disaggregation of the Industrial segment revenue for the three and nine months ended September 29, 2018 and September 30, 2017:

	Third Quarter		Year-to-Date
(Millions of Dollars)	2018	2017	2018	2017
Engineered Fastening	$451.2	$391.9	$1,331.2	$1,170.7
Infrastructure	110.8	119.0	308.1	323.3
Industrial	$562.0	$510.9	$1,639.3	$1,494.0

The following table is a summary of total assets by segment as of September 29, 2018 and December 30, 2017:

(Millions of Dollars)	September 29, 2018	December 30, 2017[1]
Tools & Storage	$13,702.4	$12,817.5
Industrial	3,913.0	3,413.3
Security	3,477.5	3,406.9
	21,092.9	19,637.7
Corporate assets	(645.2)	(540.0)
Consolidated	$20,447.7	$19,097.7
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

GEOGRAPHIC AREAS

The following table is a summary of net sales by geographic area for the three and nine months ended September 29, 2018 and September 30, 2017:

	Third Quarter		Year-to-Date
(Millions of Dollars)	2018	2017[1]	2018	2017[1]
United States	$1,990.8	$1,845.8	$5,664.6	$5,193.2
Canada	155.0	152.4	464.7	428.3
Other Americas	200.3	210.1	592.5	567.1
France	140.8	141.7	464.0	443.8
Other Europe	701.4	714.1	2,242.1	2,035.6
Asia	306.5	295.3	919.8	834.4
Consolidated	$3,494.8	$3,359.4	$10,347.7	$9,502.4
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
The Company, along with many other companies, has been named as a PRP in a number of administrative proceedings for the remediation of various waste sites, including 28 active Superfund sites. Current laws potentially impose joint and several liabilities upon each PRP. In assessing its potential liability at these sites, the Company has considered the following: whether responsibility is being disputed, the terms of existing agreements, experience at similar sites, and the Company’s volumetric contribution at these sites.
The Company’s policy is to accrue environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In the event that no amount in the range of probable loss is considered most likely, the minimum loss in the range is accrued. The amount of liability recorded is based on an evaluation of currently available facts with respect to each individual site and includes such factors as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. The liabilities recorded do not take into account any claims for recoveries from insurance or third parties. As assessments and remediation progress at individual sites, the amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. As of September 29, 2018 and December 30, 2017, the Company had reserves of $247.7 million and $176.1 million, respectively, for remediation activities associated with Company-owned properties, as well as for Superfund sites, for losses that are probable and estimable. Of the 2018 amount, $50.1 million is classified as current and $197.6 million as long-term which is expected to be paid over the estimated remediation period. The range of environmental remediation costs that is reasonably possible is $216.8 million to $346.4 million which is subject to change in the near term. The Company may be liable for environmental remediation of sites it no longer owns. Liabilities have been recorded on those sites in accordance with policy.
As of September 29, 2018, the Company has recorded $12.3 million in other assets related to funding received by the Environmental Protection Agency (“EPA”) and placed in a trust in accordance with the final settlement with the EPA, embodied in a Consent Decree approved by the United States District Court for the Central District of California on July 3, 2013. Per the Consent Decree, Emhart Industries, Inc. (a dissolved and liquidated former indirectly wholly-owned subsidiary of The Black & Decker Corporation) (“Emhart”) has agreed to be responsible for an interim remedy at a site located in Rialto, California and formerly operated by West Coast Loading Corporation (“WCLC”), a defunct company for which Emhart was alleged to be liable as a successor. The remedy will be funded by (i) the amounts received from the EPA as gathered from multiple parties, and, to the extent necessary, (ii) Emhart's affiliate. The interim remedy requires the construction of a water treatment facility and the filtering of ground water at or around the site for a period of approximately 30 years or more. As of September 29, 2018, the Company's net cash obligation associated with remediation activities including WCLC assets is $235.4 million.
The EPA also asserted claims in federal court in Rhode Island against Black & Decker and Emhart related to environmental contamination found at the Centredale Manor Restoration Project Superfund Site ("Centredale"), located in North Providence, Rhode Island. The EPA discovered a variety of contaminants at the site, including but not limited to, dioxins, polychlorinated biphenyls, and pesticides. The EPA alleged that Black & Decker and Emhart are liable for site clean-up costs under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") as successors to the liability of Metro-Atlantic, Inc., a former operator at the site, and demanded reimbursement of the EPA’s costs related to this site. Black & Decker and Emhart contested the EPA's allegation that they are responsible for the contamination, and asserted contribution claims, counterclaims and cross-claims against a number of other PRPs, including the federal government as well as insurance carriers. The EPA released its Record of Decision ("ROD") in September 2012, which identified and described the EPA's selected remedial alternative for the site. Black & Decker and Emhart contested the EPA's selection of the remedial alternative set forth in the ROD on the grounds that the EPA's actions were arbitrary and capricious and otherwise not in accordance with law, and proposed other equally-protective, more cost-effective alternatives. On June 10, 2014, the EPA issued an Administrative Order under Sec. 106 of CERCLA, instructing Black & Decker and Emhart to perform the remediation of Centredale pursuant to the ROD. Black & Decker and Emhart disputed the factual, legal and scientific bases cited by the EPA for such an administrative order and provided the EPA with numerous good-faith bases for their declination to comply with the administrative order. Black & Decker and Emhart then vigorously litigated the issue of their liability for environmental conditions at the Centredale site, including completing trial on Phase 1 of the proceedings in late July 2015 and completing trial on Phase 2 of the proceedings in April 2017. Following the Phase I trial, the Court found that dioxin contamination at the Centredale site was not "divisible" and that Black & Decker and Emhart were jointly and severally liable for dioxin contamination at the site. Following the Phase 2 trial, the Court found that certain components of the EPA's selected remedy were arbitrary and capricious, and remanded the matter to the EPA while retaining jurisdiction over the ongoing remedy selection and implementation process. The Court also held in Phase 2 that Black & Decker and Emhart had sufficient cause for their declination to comply with the EPA's June 10, 2014 administrative order and that no associated civil penalties or fines were warranted. The United States filed a Motion for Reconsideration concerning the Court's Phase 2 rulings and appealed the ruling to the United States Court of Appeals for the First Circuit. Black & Decker and Emhart's Motion to Dismiss the Appeal was denied without prejudice for consideration with the merits. On July 9, 2018, a Consent Decree was lodged with the United States District Court documenting the terms of a settlement between the Company and the United States for reimbursement of EPA's past costs and remediation of environmental contamination found at the Centredale site. The terms of the Consent Decree are subject to public comment and Court approval. Once approved and entered, the settlement will resolve outstanding issues relating to Phase 1 and 2 of the litigation with the United States. Phase 3 of the litigation, which is in its relatively early stages, will address the potential allocation of liability to other PRPs who may have contributed to contamination of the Centredale site with dioxins, polychlorinated biphenyls and other contaminants of concern. Based on the Company's estimated remediation and response cost obligations arising out of the settlement reached with the United States (including the EPA’s past costs as well as costs of additional investigation, remediation, and related costs such as EPA’s oversight costs), the Company has increased its reserve for this site by $77.7 million to $145.8 million. Accordingly, in June 2018, the $77.7 million increase was recorded in Other, net in the Consolidated Statements of Operations and Comprehensive Income.
The Company and approximately 47 other companies comprise the Lower Passaic Cooperating Parties Group (the “CPG”). The CPG members and other companies are parties to a May 2007 Administrative Settlement Agreement and Order on Consent (“AOC”) with the EPA to perform a remedial investigation/feasibility study (“RI/FS”) of the lower seventeen miles of the Lower Passaic River in New Jersey (the “River”). The Company’s potential liability stems from former operations in Newark, New Jersey. As an interim step related to the 2007 AOC, on June 18, 2012, the CPG members voluntarily entered into an AOC with the EPA for remediation actions focused solely at mile 10.9 of the River. The Company’s estimated costs related to the RI/FS and focused remediation action at mile 10.9, based on an interim allocation, are included in its environmental reserves. On April 11, 2014, the EPA issued a Focused Feasibility Study (“FFS”) and proposed plan which addressed various early action remediation alternatives for the lower 8.3 miles of the River. The EPA received public comment on the FFS and proposed plan (including comments from the CPG and other entities asserting that the FFS and proposed plan do not comply with CERCLA) which public comment period ended on August 20, 2014. The CPG submitted to the EPA a draft RI report in February 2015 and draft FS report in April 2015 for the entire lower seventeen miles of the River. On March 4, 2016, the EPA issued a Record of Decision selecting the remedy for the lower 8.3 miles of the River. The cleanup plan adopted by the EPA is now considered a final action for the lower 8.3 miles of the River and will include the removal of 3.5 million cubic yards of sediment, placement of a cap over the entire lower 8.3 miles of the River, and, according to the EPA, will cost approximately $1.4 billion and take 6 years to implement after the remedial design is completed. (The EPA estimates that the remedial design will take four years to complete.) The Company and 105 other parties received a letter dated March 31, 2016 from the EPA notifying such parties of potential liability for the costs of the cleanup of the lower 8.3 miles of the River and a letter dated March 30, 2017 stating that the EPA had offered 20 of the parties (not including the Company) an early cash out settlement. In a letter dated May 17, 2017, the EPA stated that these 20 parties did not discharge any of the eight hazardous substances identified as the contaminants of concern in the lower 8.3 mile ROD. In the March 30, 2017 letter, the EPA stated that other parties who did not discharge dioxins, furans or polychlorinated biphenyls (which are considered the contaminants of concern posing the greatest risk to human health or the environment) may also be eligible for cash out settlement, but expects those parties' allocation to be determined through a complex settlement analysis using a third-party allocator. The Company asserts that it did not discharge dioxins, furans or polychlorinated biphenyls and should be eligible for a cash out settlement. On September 30, 2016, Occidental Chemical Corporation ("OCC") entered into an agreement with the EPA to perform the remedial design for the cleanup plan for the lower 8.3 miles of the River. On June 30, 2018, OCC filed a complaint in the United States District Court for the District of New Jersey against over 100 companies, including the Company, seeking CERCLA cost recovery or contribution for past costs relating to various investigations and cleanups OCC has conducted or is conducting in connection with the River. According to the complaint, OCC has incurred or is incurring costs which include the estimated cost to complete the remedial design for the cleanup plan for the lower 8.3 miles of the River. OCC also seeks a declaratory judgment to hold the defendants liable for their proper shares of future response costs for OCC's ongoing activities in connection with the River. On September 12, 2018, the Company's joint defense group served on OCC a motion to dismiss OCC's complaint on various grounds. A decision on the motion to dismiss is not likely until 2019. There has been no determination as to how the RI/FS will be modified in light of the EPA's decision to implement a final action for the lower 8.3 miles of the River. At this time, the Company cannot reasonably estimate its liability related to the litigation and remediation efforts, excluding the RI/FS and remediation actions at mile 10.9, as the RI/FS is ongoing, the ultimate remedial approach and associated cost for the upper portion of the River has not yet been determined, and the parties that will participate in funding the remediation and their respective allocations are not yet known.
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

S.    GUARANTEES
The Company’s financial guarantees at September 29, 2018 are as follows:

(Millions of Dollars)	Term	Maximum Potential Payment	Carrying Amount of Liability
Guarantees on the residual values of leased assets	One to four years	$99.2	$—
Standby letters of credit	Up to three years	74.1	—
Commercial customer financing arrangements	Up to six years	67.1	7.5
Total		$240.4	$7.5
The Company has guaranteed a portion of the residual values of leased assets arising from its synthetic lease program. The lease guarantees are for an amount up to $99.2 million while the fair value of the underlying assets is estimated at $117.2 million. The related assets would be available to satisfy the guarantee obligations and therefore it is unlikely the Company will incur any future loss associated with these guarantees.

The Company has issued $74.1 million in standby letters of credit that guarantee future payments which may be required under certain insurance programs.

The Company provides various limited and full recourse guarantees to financial institutions that provide financing to U.S. and Canadian Mac Tool distributors and franchisees for their initial purchase of the inventory and trucks necessary to function as a distributor and franchisee. In addition, the Company provides limited and full recourse guarantees to financial institutions that extend credit to certain end retail customers of its U.S. Mac Tool distributors and franchisees. The gross amount guaranteed in these arrangements is $67.1 million and the $7.5 million carrying value of the guarantees issued is recorded in Other liabilities in the Condensed Consolidated Balance Sheets.

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

The changes in the carrying amount of product warranties for the nine months ended September 29, 2018 and September 30, 2017 are as follows:

(Millions of Dollars)	2018	2017
Balance beginning of period[1]	$108.5	$103.4
Warranties and guarantees issued	81.7	76.9
Warranty payments and currency	(86.0)	(71.8)
Balance end of period	$104.2	$108.5
1 2018 beginning of period balance has been recast as a result of the adoption of new accounting standards. Refer to Note B, New Accounting Standards, for further discussion.

T.    DIVESTITURES

On January 3, 2017, the Company sold a business within the Tools & Storage segment for approximately $26 million. On February 22, 2017, the Company sold the majority of its mechanical security businesses within the Security segment, which included the commercial hardware brands of Best Access, phi Precision and GMT, for net proceeds of approximately $719 million. The Company also sold a small business in the Industrial segment during the third quarter of 2017, resulting in a pre-tax loss of $3.2 million. As a result of these sales, the Company recognized a pre-tax net gain of $265.1 million in the first nine months of 2017, primarily related to the sale of the mechanical security businesses. Pre-tax income for these businesses totaled $1.7 million during the first nine months of 2017.

The Company also sold a small business in the Tools & Storage segment during the fourth quarter of 2017 for total proceeds of approximately $13 million. During the second quarter of 2018, the Company recognized a $0.8 million charge as a result of the finalization of the purchase price for the Tools & Storage business sold during the fourth quarter of 2017.

The above disposals did not qualify as discontinued operations in accordance with ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, and therefore, the operating results of these businesses are included in the Company's continuing operations through their respective dates of sale in 2017.

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

Share Repurchases
In April 2018, the Company repurchased 1,399,732 shares of common stock for approximately $200 million. In July 2018, the Company repurchased 2,086,792 shares of common stock for approximately $300 million.
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

Pending Transactions
On August 6, 2018, the Company reached an agreement to acquire International Equipment Solutions Attachments Group ("IES Attachments") for $690 million in cash. IES Attachments is a manufacturer of high quality, performance-driven heavy equipment attachment tools for off-highway applications. The acquisition will further diversify the Company's presence in the industrial markets, expand its portfolio of attachment solutions and provide a meaningful platform for continued growth. The acquisition, which will be consolidated into the Company's Industrial segment, is subject to customary closing conditions, including regulatory approvals.

On September 12, 2018, the Company entered into a definitive agreement to acquire a 20 percent interest in MTD Products Inc. ("MTD"), a privately held global manufacturer of outdoor power equipment, for $234 million in cash. Under the terms of the agreement, the Company has the option to acquire the remaining 80 percent of MTD beginning on July 1, 2021. The investment in MTD increases the Company's presence in the $20 billion global lawn and garden market and will allow the two companies to work together to pursue revenue and cost opportunities, improve operational efficiency, and introduce new and innovative products for professional and residential outdoor equipment customers, leveraging each company's respective portfolios of strong brands. The transaction, which is subject to regulatory approvals and customary closing conditions, is expected to close in early 2019.

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
Certain Items Impacting Earnings
Throughout MD&A, the Company has provided a discussion of the outlook and results both inclusive and exclusive of acquisition-related charges, gain or loss on sales of businesses, an environmental settlement charge, and a tax charge related to the recently enacted U.S. tax legislation. The results and measures, including gross profit and segment profit, on a basis excluding these amounts are considered relevant to aid analysis and understanding of the Company’s results and business trends aside from the material impact of these items. These amounts are as follows:
Third Quarter and Year-To-Date 2018
The Company reported $85 million and $237 million in pre-tax charges during the third quarter and year-to-date 2018 periods, respectively, which were comprised of the following:

•
$3 million and $14 million for the third quarter and year-to-date 2018 periods, respectively, reducing Gross Profit primarily pertaining to amortization of the inventory step-up adjustment for the Nelson acquisition;

•	$64 million and $106 million for the third quarter and year-to-date 2018 periods, respectively, in SG&A primarily for integration-related costs, consulting fees, and a non-cash fair value adjustment;

•
$8 million and $101 million for the third quarter and year-to-date 2018 periods, respectively, in Other, net primarily related to deal transaction costs and the settlement with the Environmental Protection Agency ("EPA") in the second quarter of 2018;

•	$1 million for the year-to-date 2018 period related to a previously divested business; and

•	$10 million and $15 million for the third quarter and year-to-date 2018 periods, respectively, in Restructuring charges pertaining to facility closures and employee severance.
The tax effect on the above charges during the third quarter of 2018 was $19 million, resulting in after-tax charges of $66 million, or $0.43 per diluted share.
On a year-to-date basis, the tax effect on the above charges was $53 million. The Company also recorded a $23 million tax charge in the first quarter of 2018 related to the recently enacted U.S. tax legislation. The above charges, as well as the tax charge relating to the recently enacted U.S. tax legislation, resulted in net after-tax charges of $207 million, or $1.36 per diluted share, in the first nine months of 2018.
Third Quarter and Year-To-Date 2017
The Company reported $33 million in pre-tax charges during the third quarter of 2017 and a $135 million pre-tax gain during the first nine months of 2017, which were comprised of the following:

•
$10 million and $43 million for the third quarter and year-to-date 2017 periods, respectively, reducing Gross Profit pertaining to amortization of the inventory step-up adjustments for the Newell Tools acquisition;

•	$7 million and $26 million for the third quarter and year-to-date 2017 periods, respectively, in SG&A primarily for integration-related costs and consulting fees;

•	$5 million and $51 million for the third quarter and year-to-date 2017 periods, respectively, in Other, net primarily for deal transaction costs;

•	$3 million loss relating to the sale of a business in the Industrial segment in the third quarter of 2017;

•	$268 million gain relating to the sales of the majority of the mechanical security businesses and a small business in the Tools & Storage segment in the first quarter of 2017; and

•	$8 million and $10 million for the third quarter and year-to-date 2017 periods, respectively, in Restructuring charges pertaining to facility closures and employee severance.

The tax effect on the above charges during the third quarter of 2017 was $9 million, resulting in after-tax charges of $24 million, or $0.15 per diluted share. On a year-to-date basis, the above amounts resulted in a net after-tax gain of $144 million, or $0.95 per diluted share.
2018 Outlook
This outlook discussion is intended to provide broad insight into the Company’s near-term earnings and cash flow generation prospects. The Company is revising its 2018 diluted earnings per share outlook to $5.90 to $6.00, from $7.00 to $7.20, due to restructuring charges associated with the recently announced cost reduction program, in addition to the factors described below. The Company is reducing its diluted earnings per share range, excluding acquisition-related charges, the aforementioned environmental settlement, and tax charges related to the recently enacted U.S. tax legislation, to $8.10 to $8.20, from $8.30 to $8.50, and its free cash flow conversion estimate to approximately 90%. The Company has changed the following assumptions for 2018 from its prior outlook: higher input costs, including tariffs, foreign currency and commodity inflation will result in approximately $0.25 of incremental dilution to earnings per share; lower expected organic growth will approximate $0.15 of incremental dilution to earnings per share; and lower anticipated tax rate and other items below operating margin will approximate $0.15 of accretion per diluted share.

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

Net Sales: Net sales were $3.495 billion in the third quarter of 2018 compared to $3.359 billion in the third quarter of 2017, representing an increase of 4% driven by strong organic growth of 4%, which includes a one point contribution from price. Acquisitions, primarily Nelson, increased sales by 2% while foreign currency decreased sales by 2%. Tools & Storage net sales increased 3% compared to the third quarter of 2017 due to strong volume growth of 5% and price of 1%, partially offset by a decline of 3% from foreign currency. Industrial net sales increased 10% compared to the third quarter of 2017 primarily due to acquisition growth of 11% partially offset by foreign currency of 1%. Net sales in the Security segment increased 1% compared to the third quarter of 2017 as increases from bolt-on commercial electronic security acquisitions of 3% and price of 1% were partially offset by a 2% decrease from foreign currency and a 1% decrease in volume.

Net sales were $10.348 billion in the first nine months of 2018 compared to $9.502 billion in the first nine months of 2017, representing an increase of 9% with strong organic growth of 5%. Acquisitions, primarily Newell Tools and Nelson, and foreign currency increased sales by 4% and 1%, respectively, while the impact of divestitures decreased sales by 1%. Tools & Storage net sales increased 10% compared to the first nine months of 2017 due to strong organic growth of 8%, fueled by solid growth across all regions, and acquisition growth of 3% partially offset by a 1% decline from divestitures. Industrial net sales increased 10% compared to the first nine months of 2017 primarily due to acquisition growth of 8% and favorable foreign currency of 2%. Net sales in the Security segment increased 3% compared to the first nine months of 2017 due to a 1% increase in price, a 4% increase in small bolt-on commercial electronic security acquisitions and a 2% increase in foreign currency, which more than offset declines of 2% from the sale of the majority of the mechanical security businesses and 2% from lower volumes.

Gross Profit: Gross profit was $1.238 billion, or 35.4% of net sales, in the third quarter of 2018 compared to $1.253 billion, or 37.3% of net sales, in the third quarter of 2017. Acquisition-related charges, which reduced gross profit, were $3.3 million for the three months ended September 29, 2018 and $9.6 million for the three months ended September 30, 2017. Excluding these charges, gross profit was 35.5% of net sales for the three months ended September 29, 2018, compared to 37.6% of net sales for the three months ended September 30, 2017, as volume leverage, productivity and price were more than offset by external headwinds, including commodity inflation, foreign exchange and tariffs.

Gross profit was $3.691 billion, or 35.7% of net sales, in the first nine months of 2018 compared to $3.532 billion, or 37.2% of net sales, in the first nine months of 2017. Acquisition-related charges, which reduced gross profit, were $13.8 million for the nine months ended September 29, 2018 and $42.5 million for the nine months ended September 30, 2017. Excluding these charges, gross profit was 35.8% of net sales for the nine months ended September 29, 2018, compared to 37.6% of net sales for the nine months ended September 30, 2017. The year-over-year decrease in the profit rate was primarily driven by the same factors that impacted the third quarter of 2018, as discussed above.

SG&A Expenses: SG&A, inclusive of the provision for doubtful accounts, was $798.9 million, or 22.9% of net sales, in the third quarter of 2018, compared to $768.9 million, or 22.9% of net sales, in the third quarter of 2017. Within SG&A, acquisition-related charges totaled $63.6 million for the three months ended September 29, 2018 and $7.4 million for the three months ended September 30, 2017. Excluding these charges, SG&A was 21.0% of net sales for the three months ended September 29, 2018, compared to 22.7% for the three months ended September 30, 2017, primarily reflecting prudent cost management.

On a year-to-date basis, SG&A, inclusive of the provision for doubtful accounts, was $2.390 billion, or 23.1% of net sales, in 2018, compared to $2.203 billion, or 23.2% of net sales, in 2017. Within SG&A, acquisition-related charges totaled $105.5 million for the nine months ended September 29, 2018 and $26.8 million for the nine months ended September 30, 2017. Excluding these charges, SG&A was 22.1% of net sales for the nine months ended September 29, 2018, compared to 22.9% for the nine months ended September 30, 2017, due to prudent cost management and volume leverage.

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

Corporate Overhead: The corporate overhead element of SG&A, which is not allocated to the business segments, amounted to $52.5 million, or 1.5% of net sales, in the third quarter of 2018 compared to $56.2 million, or 1.7% of net sales, in the corresponding period of 2017. Excluding acquisition-related charges of $4.4 million and $0.2 million in the third quarters of 2018 and 2017, respectively, the corporate overhead element of SG&A was 1.4% of net sales in the third quarter of 2018 compared to 1.7% of net sales in the third quarter of 2017, reflecting cost management.

On a year-to-date basis, the corporate overhead element of SG&A, amounted to $150.7 million, or 1.5% of net sales, in 2018 compared to $150.1 million, or 1.6% of net sales, in 2017. Excluding acquisition-related charges of $8.1 million and $0.2 million for the nine months ended September 29, 2018 and September 30, 2017, respectively, the corporate overhead element of SG&A was 1.4% of net sales and 1.6% of net sales, respectively, during these periods, reflecting cost management.

Other, net: Other, net amounted to $59.4 million and $60.5 million in the third quarters of 2018 and 2017, respectively. Excluding acquisition-related charges of $8.4 million and $5.4 million in the third quarters of 2018 and 2017, respectively, Other, net totaled $51.0 million and $55.1 million in the third quarters of 2018 and 2017, respectively.

Other, net amounted to $236.7 million and $216.3 million in the first nine months of 2018 and 2017, respectively. Excluding the aforementioned EPA settlement charge and acquisition-related charges which totaled $101.4 million in the first nine months of 2018 and acquisition-related charges of $51.0 million in the first nine months of 2017, Other, net totaled $135.3 million and $165.3 million, respectively, during these periods. The year-over-year decrease was driven by an environmental remediation charge of $17 million in 2017 relating to a legacy Black & Decker site and a favorable resolution of a prior claim in 2018, which more than offset higher intangible amortization expense in 2018.

Refer to Note R, Commitments and Contingencies, for additional information regarding the EPA settlement discussed above.

Loss (Gain) on Sales of Businesses: During the nine months ended September 29, 2018, the Company reported a $0.8 million loss relating to a previously divested business. During the nine months ended September 30, 2017, the Company reported a $265.1 million pre-tax gain primarily relating to the sale of the majority of the Company's mechanical security businesses, as previously discussed.

Pension settlement: Pension settlement of $12.8 million in the first nine months of 2017 reflects losses previously reported in Accumulated other comprehensive loss related to a non-U.S. pension plan for which the Company settled its obligation by purchasing an annuity and making lump sum payments to participants.

Interest, net: Net interest expense was $53.4 million in the third quarter of 2018 compared to $46.9 million in the third quarter of 2017. On a year-to-date basis, net interest expense was $154.2 million in 2018 compared to $135.9 million in 2017. The year-over-year increase during both periods was primarily due to higher interest rates and average cash balances relating to the Company's U.S. commercial paper borrowings partially offset by higher interest income.

Income Taxes: The Company recognized income tax expense of $56.6 million and $139.3 million for the three and nine months ended September 29, 2018, resulting in effective tax rates of 18.6% and 16.4%, respectively. Excluding the impacts of the aforementioned EPA settlement in the second quarter of 2018, the tax charge recorded in the first quarter of 2018 related to the recently enacted U.S. tax legislation, and the acquisition-related charges, the effective tax rates were 19.5% and 15.6% for the three and nine months ended September 29, 2018, respectively. These effective tax rates differ from the U.S. statutory tax rate during these periods primarily due to tax on foreign earnings and the effective settlements of income tax audits.

The Company recognized income tax expense of $79.9 million and $240.3 million for the three and nine months ended September 30, 2017, respectively, resulting in effective tax rates of 22.5% and 20.3%, respectively. The effective tax rates differed from the U.S. statutory tax rate during these periods primarily due to a portion of the Company’s earnings being realized in lower-taxed foreign jurisdictions, the utilization of U.S. tax attributes during the first quarter of 2017 due to the divestiture of the mechanical security businesses, the favorable settlement of certain income tax audits during the second quarter of 2017, and the acceleration of certain tax credits resulting in a tax benefit during the third quarter of 2017. Non-deductible transaction costs and other acquisition-related restructuring items partially offset the net tax benefits mentioned above for the three and nine months ended September 30, 2017. Excluding the tax impact of the divestitures and acquisition-related charges, the effective tax rates were 23.0% and 23.7% for the three and nine months ended September 30, 2017, respectively.
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
Tools & Storage:

	Third Quarter		Year-to-Date
(Millions of Dollars)	2018	2017	2018	2017
Net sales	$2,448.0	$2,369.2	$7,231.6	$6,571.5
Segment profit	$356.2	$394.1	$1,056.2	$1,050.5
% of Net sales	14.6%	16.6%	14.6%	16.0%
Tools & Storage net sales increased $78.8 million, or 3%, in the third quarter of 2018 compared to the third quarter of 2017. Sales volume increased 5% with all regions contributing and price increased 1%, partially offset by a 3% decrease due to foreign currency. The impact of pricing expanded 50 basis points sequentially reflecting the incremental benefit from the Company's pricing actions in the third quarter of 2018. Organic growth was 10% in emerging markets, 6% in North America, and 3% in Europe. The emerging markets growth was due to continued benefits from executing mid-price-point product and e-commerce strategies as well as the impact from pricing actions. North America organic growth was driven by continued benefits from new product innovation, the rollout of the Craftsman brand and price realization, partially offset by the unfavorable volume impact of brand transitions at a major home center. Europe growth was supported by new products and successful commercial actions overcoming market pressure and customer transitions in the UK.
On a year-to-date basis, net sales increased $660.1 million, or 10%, in the first nine months of 2018 compared to the first nine months of 2017. Organic sales increased 8% driven by organic growth of 14% in emerging markets, 7% in North America, and

5% in Europe. Acquisition sales, primarily from Newell Tools, contributed 3% to overall sales growth in the first nine months of 2018, partially offset by a 1% decline in sales due to businesses sold.
Segment profit for the third quarter of 2018 was $356.2 million, or 14.6% of net sales, compared to $394.1 million, or 16.6% of net sales, in the corresponding 2017 period. Excluding acquisition-related charges of $49.7 million and $16.8 million for the three months ended September 29, 2018 and September 30, 2017, respectively, segment profit amounted to 16.6% in the third quarter of 2018, compared to 17.3% in the third quarter of 2017, as the benefits from volume leverage, pricing and cost control were more than offset by the impacts from currency, commodity inflation and tariffs.
Year-to-date segment profit for the third quarter of 2018 was $1.056 billion, or 14.6% of net sales, compared to $1.051 billion, or 16.0% of net sales, in the corresponding 2017 period. Excluding acquisition-related charges of $82.2 million and $68.2 million for the nine months ended September 29, 2018 and September 30, 2017, respectively, segment profit amounted to 15.7% in the first nine months of 2018 compared to 17.0% in the first nine months of 2017. The year-over-year change was primarily driven by the same factors that impacted the third quarter of 2018, as discussed above.
Industrial:

	Third Quarter		Year-to-Date
(Millions of Dollars)	2018	2017	2018	2017
Net sales	$562.0	$510.9	$1,639.3	$1,494.0
Segment profit	$88.4	$92.2	$254.4	$272.0
% of Net sales	15.7%	18.0%	15.5%	18.2%
Industrial net sales increased $51.1 million, or 10%, in the third quarter of 2018 compared to the third quarter of 2017, due to acquisition growth of 11% partially offset by unfavorable foreign currency of 1%. Engineered Fastening organic revenues increased 1% as industrial and automotive fastener penetration gains were partially offset by the expected impact from lower automotive system volumes. Infrastructure organic revenues were down 6% due to anticipated lower pipeline project activity in the Oil & Gas business, partially offset by growth within the Hydraulics business.
On a year-to-date basis, net sales increased $145.3 million, or 10%, in the first nine months of 2018 compared to the first nine months of 2017, due to acquisition growth of 8% and favorable foreign currency of 2%. Engineered Fastening organic revenues increased 1% and Infrastructure organic revenues were down 6% primarily due to the same factors that impacted the third quarter of 2018, as discussed above.
Industrial segment profit for the third quarter of 2018 was $88.4 million or 15.7% of net sales, compared to $92.2 million, or 18.0% of net sales, in the corresponding 2017 period. Excluding acquisition-related charges of $6.2 million for the three months ended September 29, 2018, segment profit amounted to 16.8% in the third quarter of 2018 compared to 18.0% in the third quarter of 2017, as productivity gains and cost control were more than offset by commodity inflation and the modestly dilutive impact from the Nelson acquisition.
Year-to-date segment profit for the Industrial segment was $254.4 million, or 15.5% of net sales, in 2018 compared to $272.0 million, or 18.2% of net sales, in the corresponding 2017 period. Excluding acquisition-related charges of $19.1 million for the nine months ended September 29, 2018, segment profit amounted to 16.7% in the first nine months of 2018 compared to 18.2% in the first nine months of 2017. The year-over-year change in the segment profit rate was primarily due to the same factors that impacted the third quarter of 2018, as discussed above.
Security:

	Third Quarter		Year-to-Date
(Millions of Dollars)	2018	2017	2018	2017
Net sales	$484.8	$479.3	$1,476.8	$1,436.9
Segment profit	$47.4	$54.0	$141.0	$156.5
% of Net sales	9.8%	11.3%	9.5%	10.9%
Security net sales increased $5.5 million, or 1%, in the third quarter of 2018 compared to the third quarter of 2017, primarily due to increases of 3% from bolt-on commercial electronic security acquisitions and 1% from price, partially offset by decreases of 2% from unfavorable foreign currency and 1% from lower volumes. North America declined 1% organically as higher volumes within automatic doors were offset by lower installations in commercial electronic security. Europe was flat organically as strength within the Nordics was offset by weakness in France and the UK.

On a year-to-date basis, net sales increased $39.9 million, or 3%, in the first nine months of 2018 compared to the first nine months of 2017, primarily due to a 4% increase from bolt-on commercial electronic security acquisitions, a 1% increase in price, and a 2% increase in foreign currency, which more than offset declines of 2% from the sale of the majority of the mechanical security businesses and 2% from lower volumes. Organic sales for both North America and Europe decreased 1% primarily due to the same factors that impacted the third quarter of 2018, as discussed above.
Security segment profit for the third quarter of 2018 was $47.4 million, or 9.8% of net sales, compared to $54.0 million, or 11.3% of net sales, in the corresponding 2017 period. Excluding acquisition-related charges of $6.6 million for the three months ended September 29, 2018, segment profit amounted to 11.1% in the third quarter of 2018 compared to 11.3% in the third quarter of 2017, reflecting investments to support the business transformation in commercial electronic security partially offset by a focus on cost containment.
Year-to-date segment profit was $141.0 million, or 9.5% of net sales, in 2018 compared to $156.5 million, or 10.9% of net sales, in the corresponding 2017 period. Excluding acquisition-related charges of $9.9 million and $0.9 million for the nine months ended September 29, 2018 and September 30, 2017, respectively, segment profit amounted to 10.2% in the first nine months of 2018 compared to 11.0% in the first nine months of 2017. The year-over-year change in the segment profit rate reflects investments to support business transformation in commercial electronic security and the impact from the sale of the majority of the mechanical security business, partially offset by a continued focus on cost containment.

RESTRUCTURING ACTIVITIES
A summary of the restructuring reserve activity from December 30, 2017 to September 29, 2018 is as follows:

(Millions of Dollars)	December 30, 2017	Net Additions	Usage	Currency	September 29, 2018
Severance and related costs	$20.0	$53.6	$(35.7)	$(0.8)	$37.1
Facility closures and asset impairments	3.2	4.5	(6.6)	—	1.1
Total	$23.2	$58.1	$(42.3)	$(0.8)	$38.2
For the nine months ended September 29, 2018, the Company recognized net restructuring charges of $58.1 million. This amount reflects $53.6 million of net severance charges associated with the reduction of approximately 1,563 employees and $4.5 million of facility closure and other restructuring costs.
For the three months ended September 29, 2018, the Company recognized net restructuring charges of $21.8 million. This amount reflects $20.8 million of net severance charges associated with the reduction of approximately 563 employees and $1.0 million of facility closure and other restructuring costs.
The Company expects these restructuring actions to result in annual net cost savings of approximately $78 million by the end of 2019.
The majority of the $38.2 million of reserves remaining as of September 29, 2018 is expected to be utilized within the next 12 months.

Segments: The $58 million of net restructuring charges for the nine months ended September 29, 2018 includes: $25 million pertaining to the Tools & Storage segment; $8 million pertaining to the Industrial segment; $21 million pertaining to the Security segment; and $4 million pertaining to Corporate.

The $22 million of net restructuring charges for the three months ended September 29, 2018 includes: $10 million pertaining to the Tools & Storage segment; $3 million pertaining to the Industrial segment and $9 million pertaining to the Security segment.

The anticipated annual net cost savings of approximately $78 million by the end of 2019 includes: $34 million in the Tools and Storage segment; $6 million in the Industrial segment; $33 million in the Security segment; and $5 million in Corporate.

FINANCIAL CONDITION

Liquidity, Sources and Uses of Capital: The Company’s primary sources of liquidity are cash flows generated from operations and available lines of credit under various credit facilities.

Operating Activities: Cash flows provided by operations were $191.5 million in the third quarter of 2018 compared to $115.6 million in the corresponding period of 2017. Cash outflows from working capital (accounts receivable, inventory, accounts payable and deferred revenue) in both periods were primarily driven by higher accounts receivables and inventory purchases in the Tools & Storage segment as a result of strong organic growth and to support anticipated demand from new product launches, including Craftsman.

Year-to-date cash flows provided by operations were $40.1 million in the first nine months of 2018 compared to a cash outflow of $46.7 million in the corresponding period of 2017. The year-over-year change was primarily due to higher working capital outflows in 2017.

Free Cash Flow: Free cash flow, as defined in the table below, was $82.1 million in the third quarter of 2018, compared to $24.6 million in the third quarter 2017. Free cash flow on a year-to-date basis was an outflow of $287.3 million in 2018 compared to an outflow of $324.6 million in 2017. Management considers free cash flow an important indicator of its liquidity, as well as its ability to fund future growth and provide dividends to shareowners. Free cash flow does not include deductions for mandatory debt service, other borrowing activity, discretionary dividends on the Company’s common stock and business acquisitions, among other items.

	Third Quarter		Year-to-Date
(Millions of Dollars)	2018	2017	2018	2017
Net cash provided by (used in) operating activities[1]	$191.5	$115.6	$40.1	$(46.7)
Less: capital and software expenditures	(109.4)	(91.0)	(327.4)	(277.9)
Free cash flow	$82.1	$24.6	$(287.3)	$(324.6)
1 Certain prior year amounts within operating activities have been recast as a result of the adoption of new accounting standards. Refer to Note B, New Accounting Standards, for further discussion.

Based on its potential to generate cash flow from operations on an annual basis and its credit position at September 29, 2018, the Company continues to believe over the long-term it has the financial flexibility to deploy capital to its shareowners’ advantage through a combination of acquisitions, dividends and potential future share repurchases.

Investing Activities: Cash flows used in investing activities totaled $134.4 million in the third quarter of 2018 primarily driven by capital and software expenditures of $109.4 million. Cash flows used in investing activities totaled $32.2 million in the third quarter of 2017, which mainly consisted of business acquisitions of $152.0 million, payments of $27.9 million related to net investment hedge settlements, and capital and software expenditures of $91.0 million, partially offset by proceeds of $241.3 million from the deferred purchase price receivable related to the Company's accounts receivable sales program, which was terminated in February 2018.

Year-to-date cash flows used in investing activities totaled $848.2 million in 2018 primarily due to business acquisitions of $521.9 million and capital and software expenditures of $327.4 million. Cash flows used in investing activities totaled $1.675 billion in the first nine months of 2017, which mainly consisted of business acquisitions of $2.582 billion and capital and software expenditures of $277.9 million, partially offset by net cash proceeds from sales of businesses of $745.3 million and proceeds of $469.1 million from the deferred purchase price receivable related to the Company's accounts receivable sales program, which was terminated in February 2018.

Financing Activities: Cash flows used in financing activities totaled $97.6 million in the third quarter of 2018 primarily due to the repurchase of common shares for $301.8 million and cash dividend payments of $97.4 million, partially offset by $309.5 million of net proceeds from short-term borrowings under the Company's commercial paper program. Cash flows used in financing activities in the third quarter of 2017 were $161.9 million mainly due to $64.4 million of net repayments of short-term borrowings and $94.7 million of cash dividend payments.

Year-to-date cash flows provided by financing activities totaled $575.8 million in 2018 primarily due to $1.445 billion of net proceeds from short-term borrowings under the Company's commercial paper program, partially offset by share repurchases of $514.5 million and cash dividend payments of $286.5 million. Cash flows provided by financing activities in 2017 were $945.9 million mainly due to proceeds of $727.5 million from the issuance of equity units and $499.2 million from short-term borrowings under the Company's commercial paper program primarily to fund acquisitions, partially offset by $267.9 million of cash dividend payments.

Credit Ratings & Liquidity:
The Company maintains strong investment grade credit ratings from the major U.S. rating agencies on its senior unsecured debt (S&P A, Fitch A-, Moody's Baa1), and its commercial paper program (S&P A-1, Fitch F2, Moody's P-2). There have been no changes to any of the ratings during the third quarter of 2018. Failure to maintain strong investment grade rating levels could adversely affect the Company’s cost of funds, liquidity and access to capital markets, but would not have an adverse effect on the Company’s ability to access its existing committed credit facilities.

Cash and cash equivalents totaled $369 million as of September 29, 2018, comprised of $44 million in the U.S. and $325 million in foreign jurisdictions. As of December 30, 2017, cash and cash equivalents totaled $638 million, comprised of $54 million in the U.S. and $584 million in foreign jurisdictions.

As a result of the Tax Cuts and Jobs Act signed into law on December 22, 2017 (the "Act"), the Company recorded a provisional tax liability of $466 million as of December 30, 2017 for the one-time transition tax associated with unremitted foreign earnings and profits, which included $5 million of foreign withholding taxes that will become payable upon distribution. The Company is continuing to analyze certain aspects of the Act and refining its estimate, which may change materially due to changes in interpretations and assumptions the Company has made, new guidance that may be issued in the future, and actions the Company may take as a result of the new legislation. The Company will complete its analysis of the Act in the fourth quarter of 2018. The Act permits a U.S. company to elect to pay the net tax liability interest-free over a period of up to eight years. The Company has considered the implications of paying the required one-time transition tax, and believes it will not have a material impact on its liquidity. Refer to Note P, Income Taxes, for further discussion of the impacts of the Act.

In January 2017, the Company amended its existing $2.0 billion commercial paper program to increase the maximum amount of notes authorized to be issued to $3.0 billion and to include Euro denominated borrowings in addition to U.S. Dollars. As of September 29, 2018, the Company had $1.4 billion of borrowings outstanding against the Company’s $3.0 billion commercial paper program, of which $932.3 million in Euro denominated commercial paper was designated as a Net Investment Hedge as described in more detail in Note I, Financial Instruments. At December 30, 2017, the Company had no commercial paper borrowings outstanding.

In September 2018, the Company amended and restated its existing five-year $1.75 billion committed credit facility with the concurrent execution of a new five-year $2.0 billion committed credit facility (the “5 Year Credit Agreement”). Borrowings under the 5 Year Credit Agreement may be made in U.S. Dollars, Euros or Pounds Sterling. A sub-limit amount of $653.3 million is designated for swing line advances which may be drawn in Euros pursuant to the terms of the 5 Year Credit Agreement. Borrowings bear interest at a floating rate plus an applicable margin dependent upon the denomination of the borrowing and specific terms of the 5 Year Credit Agreement. The Company must repay all advances under the 5 Year Credit Agreement by the earlier of September 12, 2023 or upon termination. The 5 Year Credit Agreement is designated to be a liquidity back-stop for the Company's $3.0 billion U.S. Dollar and Euro commercial paper program. This amends and restates the five-year $1.75 billion committed credit facility dated as of December 2015. As of September 29, 2018, and December 30, 2017, the Company had not drawn on its five-year committed credit facility.

In September 2018, the Company terminated the 364-Day $1.25 billion committed credit facility and concurrently executed a new 364-Day $1.0 billion committed credit facility (the “364 Day Credit Agreement”). Borrowings under the 364 Day Credit Agreement may be made in U.S. Dollars or Euros and bear interest at a floating rate plus an applicable margin dependent upon the denomination of the borrowing and pursuant to the terms of the 364 Day Credit Agreement. The Company must repay all advances under the 364 Day Credit Agreement by the earlier of September 11, 2019 or upon termination. The Company may, however, convert all advances outstanding upon termination, into a term loan that shall be repaid in full no later than the first anniversary of the termination date, provided that the Company, among other things, pays a fee to the administrative agent for the account of each lender. The 364 Day Credit Agreement serves as a liquidity back-stop for the Company’s $3.0 billion U.S. Dollar and Euro commercial paper program. The 364 Day Credit Agreement supersedes all prior 364-Day committed credit facilities. As of September 29, 2018, and December 30, 2017, the Company had not drawn on its 364 Day committed credit facility.

In March 2018, the Company purchased from a financial institution “at-the-money” capped call options with an approximate term of three years, on 3.2 million shares of its common stock (subject to customary anti-dilution adjustments) for an aggregate premium of $57.3 million. As of September 29, 2018, the capped call has a lower strike price of $156.83 and an adjusted upper strike price of $203.88. The purpose of the capped call options is to hedge the risk of stock price appreciation between the lower and upper strike prices of the capped call options for a future share repurchase. Refer to Note J, Equity Arrangements, for further discussion.

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

OTHER MATTERS

Critical Accounting Estimates: There have been no significant changes in the Company’s critical accounting estimates during the third quarter of 2018. Refer to the “Other Matters” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Form 10-K for the year ended December 30, 2017 for a discussion of the Company’s critical accounting estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no significant change in the Company’s exposure to market risk during the third quarter of 2018. Refer to the Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Form 10-K for the year ended December 30, 2017 for further discussion.

ITEM 4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of management, including the Company’s President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, the Company has, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined under Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Company’s President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer have concluded that, as of September 29, 2018, the Company’s disclosure controls and procedures are effective. There has been no change in the Company’s internal control over financial reporting that occurred during the third quarter of 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

CAUTIONARY STATEMENT
Under the Private Securities Litigation Reform Act of 1995

Statements in this Quarterly Report on Form 10-Q that are not historical, including but not limited to those regarding the Company’s ability to deliver: (i) financial performance in-line with the 2018 outlook and (ii) sustained above-market organic growth with operating leverage, strong free cash flow conversion and top-quartile shareholder returns over the long-term, (collectively, the “Results”); are “forward-looking statements” and subject to risk and uncertainty.

The Company’s ability to deliver the Results is based on current expectations and involves inherent risks and uncertainties, including factors listed below and other factors that could delay, divert, or change any of them, and could cause actual outcomes and results to differ materially from current expectations. In addition to the risks, uncertainties and other factors discussed in this Quarterly Report, the risks, uncertainties and other factors that could cause or contribute to actual results differing materially from those expressed or implied in the forward-looking statements include, without limitation, those set forth under Item 1A Risk Factors of the Company’s Annual Report on Form 10-K and any material changes thereto set forth in any subsequent Quarterly Reports on Form 10-Q, or those contained in the Company’s other filings with the Securities and Exchange Commission, and those set forth below.

The Company’s ability to deliver the Results is dependent, or based, upon: (i) the Company’s ability to deliver successful innovation in its products and services; (ii) the Company's ability to invest in product, brand and commercialization of the Craftsman® brand and the continued successful integration of Newell Tools and Nelson Fasteners; (iii) the Company’s ability to deliver overall organic growth; (iv) the Company’s ability to limit the impact from: commodity inflation; foreign currency headwinds; and the impact of any tariffs on imported goods, including section 301 tariffs and section 232 steel and aluminum tariffs; (v) the net impact from: closed acquisitions, cost and price actions and improved productivity; and share repurchases; (vi) core (non M&A) restructuring charges; (vii) the 2018 core tax rate; (viii) the Company's ability to successfully identify, complete and integrate appropriate acquisition opportunities, including the recently announced IES Attachments transaction, within desired timeframes at reasonable cost; and the ability to realize cost and revenue synergies associated with acquisitions, as well as integration of existing and any newly acquired businesses and formation of new business platforms; (ix) the continued acceptance of technologies used in the Company’s products and services (including DEWALT FLEXVOLT™ product); (x) the Company’s ability to manage existing franchisee relationships; (xi) the Company’s ability to minimize costs associated with any sale or discontinuance of a business or product line, including any severance, restructuring, legal or other costs; (xii) the proceeds realized with respect to any business or product line disposals; (xiii) the extent of any asset impairments with respect to any businesses or product lines that are sold or discontinued; (xiv) the success of the Company’s efforts to manage freight costs, steel and other commodity costs as well as capital expenditures; (xv) the Company’s ability to sustain or increase prices in order to, among other things, offset or mitigate the impact of steel, aluminum, freight, energy, non-ferrous commodity and other commodity costs and any inflation increases and/or currency impacts; (xvi) the Company’s ability to generate free cash flow and maintain a strong debt to capital ratio; (xvii) the Company’s ability to identify and effectively execute productivity improvements and cost reductions, while minimizing any associated restructuring charges; (xviii) the Company’s ability to obtain favorable settlement of tax audits; (xix) the ability of the Company to generate earnings sufficient to realize future income tax benefits during periods when temporary differences become deductible, including realizing tax credit carry forward amounts within the allowable carry forward periods; (xx) the continued ability of the Company to access credit markets under satisfactory terms; (xxi) the Company’s ability to negotiate satisfactory price and payment terms under which the Company buys and sells goods, services, materials and products; (xxii) the Company’s ability to successfully develop, market and achieve sales from new products and services; (xxiii) the availability of cash to repurchase shares when conditions are right; and (xxiv) the ability of the Company to proactively manage the impact of the legislative changes brought about by the U.S. Tax Cuts and Jobs Act.

The Company’s ability to deliver the Results is also dependent upon: (i) the success of the Company’s marketing and sales efforts, including the ability to develop and market new and innovative products at the right price points in both existing and new markets; (ii) the ability of the Company to maintain or improve production rates in the Company’s manufacturing facilities, respond to significant changes in product demand and fulfill demand for new and existing products; (iii) the Company’s ability to continue improvements in working capital through effective management of accounts receivable and inventory levels; (iv) the ability to continue successfully managing and defending claims and litigation; (v) the success of the Company’s efforts to mitigate any adverse earnings impact resulting from significant currency fluctuations; (vi) the geographic distribution of the Company’s earnings; (vii) the commitment to and success of the Stanley Fulfillment System; and (viii) successful implementation with expected results of cost reduction programs.

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

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company has reached a settlement with the Environmental Protection Agency (“EPA”) for reimbursement of EPA’s past costs and remediation of environmental contamination found at the Centredale Manor Restoration Project Superfund Site (“Centredale”) located in North Providence, Rhode Island. The EPA had alleged that Black & Decker and Emhart are liable for site clean-up costs under the Comprehensive Environmental Response, Compensation, and Liability Act as successors to the liability of Metro-Atlantic, Inc., a former operator at the site, and demanded reimbursement of the EPA’s costs related to this site. Black & Decker and Emhart contested the EPA’s allegation that they are responsible for the contamination, and asserted contribution claims, counterclaims and cross-claims against a number of other potentially responsible parties ("PRPs"), including the federal government as well as insurance carriers. Although the settlement with the EPA resolves EPA's claims against the Company, the litigation against other PRPs to recover costs associated with this clean-up continues.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors as disclosed in the Company’s Form 10-K for the year ended December 30, 2017 filed with the Securities and Exchange Commission on February 27, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
The following table provides information about the Company’s purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the three months ended September 29, 2018:

2018	(a) Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of A Publicly Announced Plan Or Program	(b) Maximum Number Of Shares That May Yet Be Purchased Under The Program
July 1 - August 4	12,258	$143.74	2,086,792	11,500,000
August 5 - September 1	700	141.03	—	11,500,000
September 2 - September 29	—	—	—	11,500,000
Total	12,958	$143.74	2,086,792	11,500,000

(a)
The shares of common stock in this column were deemed surrendered to the Company by participants in various benefit plans of the Company to satisfy the participants’ taxes related to vesting or delivery of time-vesting restricted share units under those plans.

(b)
On July 20, 2017, the Board of Directors approved a new repurchase program for up to 15.0 million shares of the Company’s common stock and terminated its previously approved repurchase program.  As of September 29, 2018, the authorized shares available for repurchase under the new repurchase program totaled 11.5 million shares. The currently authorized shares available for repurchase do not include approximately 3.6 million shares reserved and authorized for purchase under the Company’s previously approved repurchase program relating to a forward share purchase contract entered into in March 2015. Refer to Note J, Equity Arrangements, of the Notes to (Unaudited) Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for further discussion.

ITEM 6. EXHIBITS

(10.1)
364-Day Credit Agreement, made as of September 12, 2018 among Stanley Black  & Decker, Inc., the initial lenders named therein and Citibank, N.A. as administrative agent for the Lenders. (incorporated by reference to Exhibit 10.1 on the Company’s Current Report on Form 8-K filed on September 14, 2018).

(10.2)
Amended and Restated Five Year Credit Agreement, made as of September 12, 2018 among Stanley Black  & Decker, Inc., the initial lenders named therein and Citibank, N.A. as administrative agent for the Lenders.  (incorporated by reference to Exhibit 10.2 on the Company’s Current Report on Form 8-K filed on September 14, 2018).

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

(101)
The following materials from Stanley Black & Decker Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 29, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 29, 2018 and September 30, 2017; (ii) Condensed Consolidated Balance Sheets at September 29, 2018 and December 30, 2017; (iii) Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 29, 2018 and September 30, 2017; and (iv) Notes to (Unaudited) Condensed Consolidated Financial Statements**.

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

STANLEY BLACK & DECKER, INC.

Date:	October 26, 2018	By:	/s/ DONALD ALLAN, JR.
Donald Allan, Jr.
Executive Vice President and Chief Financial Officer