Form 10-K
period 2018-12-29
STANLEY BLACK & DECKER, INC.
filed 2019-02-26
CIK 93556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2018
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  ☑    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes  ☐    No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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
Yes  ☐    No  ☑
As of June 29, 2018, the aggregate market values of voting common equity held by non-affiliates of the registrant was $20.3 billion based on the New York Stock Exchange closing price for such shares on that date. On February 15, 2019, the registrant had 151,356,989 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement relating to its 2019 annual meeting of shareholders (the "2019 Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2019 Proxy Statement will be filed with the U.S. Securities Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

FORM 10-K
PART I
ITEM 1. BUSINESS
Stanley Black & Decker, Inc. ("the Company") was founded over 175 years ago, in 1843, by Frederick T. Stanley and incorporated in Connecticut in 1852. In March 2010, the Company completed a merger ("the Merger") with The Black & Decker Corporation (“Black & Decker”), a company founded by S. Duncan Black and Alonzo G. Decker and incorporated in Maryland in 1910. At that time, the Company changed its name from The Stanley Works ("Stanley") to Stanley Black & Decker, Inc.

The Company is a diversified global provider of hand tools, power tools and related accessories, engineered fastening systems and products, services and equipment for oil & gas and infrastructure applications, commercial electronic security and monitoring systems, healthcare solutions, and mechanical access solutions (primarily automatic doors), with 2018 consolidated annual revenues of $14.0 billion. Approximately 55% of the Company’s 2018 revenues were generated in the United States, with the remainder largely from Europe (22%), emerging markets (14%) and Canada (4%).

The Company continues to execute a growth and acquisition strategy that involves industry, geographic and customer diversification to foster sustainable revenue, earnings and cash flow growth. The Company remains focused on organic growth, including increasing its presence in emerging markets, and leveraging the Stanley Fulfillment System ("SFS 2.0"), which focuses on digital excellence, commercial excellence, breakthrough innovation, core SFS operating principles, and functional transformation. In addition, the Company continues to make strides towards achieving its 22/22 Vision of reaching $22 billion in revenue by 2022 while expanding the margin rate, by becoming known as one of the world’s leading innovators, delivering top-quartile financial performance and elevating its commitment to social responsibility.

Execution of the above strategy has resulted in approximately $9.4 billion of acquisitions since 2002 (excluding the Black & Decker merger and pending acquisition of the International Equipment Solutions Attachments Group, as discussed below), which was enabled by strong cash flow generation and increased debt capacity. In recent years, the Company completed the acquisitions of Nelson Fastener Systems ("Nelson") for approximately $430 million, the Tools business of Newell Brands ("Newell Tools") for approximately $1.84 billion, and the Craftsman® brand from Sears Holdings Corporation ("Sears Holdings") for an estimated cash purchase price of approximately $937 million on a discounted basis. The Nelson acquisition is complementary to the Company's product offerings, enhances its presence in the general industrial end markets, and expands its portfolio of highly-engineered fastening solutions. The Newell Tools acquisition, which included the industrial cutting, hand tool and power tool accessory brands IRWIN® and LENOX®, enhances the Company’s position within the global tools & storage industry and broadens the Company’s product offerings and solutions to customers and end users, particularly within power tool accessories. The Craftsman acquisition provides the Company with the rights to develop, manufacture and sell Craftsman®-branded products in non-Sears Holdings channels. Furthermore, the Company reached an agreement to acquire International Equipment Solutions Attachments Group ("IES Attachments"), a manufacturer of high quality, performance-driven heavy equipment attachment tools for off-highway applications. The acquisition will further diversify the Company's presence in the industrial markets, expand its portfolio of attachment solutions and provide a meaningful platform for continued growth. The acquisition is subject to customary closing conditions, including regulatory approvals, and is expected to close in the first half of 2019.
On January 2, 2019, the Company acquired a 20 percent interest in MTD Holdings Inc. ("MTD"), a privately held global manufacturer of outdoor power equipment, for $234 million in cash.  Under the terms of the agreement, the Company has the option to acquire the remaining 80 percent of MTD beginning on July 1, 2021. The investment in MTD increases the Company's presence in the $20 billion global lawn and garden market and will allow the two companies to work together to pursue revenue and cost opportunities, improve operational efficiency, and introduce new and innovative products for professional and residential outdoor equipment customers, utilizing each company's respective portfolios of strong brands.
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

Refer to Note E, Acquisitions, and Note T, Divestitures, of the Notes to Consolidated Financial Statements in Item 8 for further discussion.
At December 29, 2018, the Company employed 60,767 people worldwide. The Company’s principal executive office is located at 1000 Stanley Drive, New Britain, Connecticut 06053 and its telephone number is (860) 225-5111.

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
Tools & Storage
The Tools & Storage segment is comprised of the Power Tools and Equipment ("PTE") and Hand Tools, Accessories & Storage ("HTAS") businesses. Annual revenues in the Tools & Storage segment were $9.8 billion in 2018, representing 70% of the Company’s total revenues.
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
Industrial
The Industrial segment is comprised of the Engineered Fastening and Infrastructure businesses. Annual revenues in the Industrial segment were $2.2 billion in 2018, representing 16% of the Company’s total revenues.
The Engineered Fastening business primarily sells engineered fastening products and systems designed for specific applications. The product lines include blind rivets and tools, blind inserts and tools, drawn arc weld studs and systems, engineered plastic and mechanical fasteners, self-piercing riveting systems and precision nut running systems, micro fasteners, and high-strength structural fasteners. The business sells to customers in the automotive, manufacturing, electronics, construction, and aerospace industries, amongst others, and its products are distributed through direct sales forces and, to a lesser extent, third-party distributors.
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
Security
The Security segment is comprised of the Convergent Security Solutions ("CSS") and Mechanical Access Solutions ("MAS") businesses. Annual revenues in the Security segment were $2.0 billion in 2018, representing 14% of the Company’s total revenues.
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
Other Information
Competition
The Company competes on the basis of its reputation for product quality, its well-known brands, its commitment to customer service, its strong customer relationships, the breadth of its product lines, its innovative products and customer value propositions.
The Company encounters active competition in the Tools & Storage and Industrial segments from both larger and smaller companies that offer the same or similar products and services. Certain large customers offer private label brands (“house brands”) that compete across a wider spectrum of the Company’s Tools & Storage segment product offerings. Competition in the Security segment is generally fragmented via both large international players and regional companies. Competition tends to be based primarily on price and the quality and comprehensiveness of services offered to customers.
Major Customers
A significant portion of the Company’s Tools & Storage products are sold to home centers and mass merchants in the U.S. and Europe. A consolidation of retailers both in North America and abroad has occurred over time. While this consolidation and the domestic and international expansion of these large retailers have provided the Company with opportunities for growth, the increasing size and importance of individual customers creates a certain degree of exposure to potential sales volume loss. One customer, Lowe's, accounted for approximately 12% and 11% of the Company's consolidated net sales in 2018 and 2017, respectively. No other customer exceeded 10% of consolidated sales in 2018, 2017 or 2016.

Working Capital
The Company continues to practice the five operating principles encompassed by Core SFS, one component of the SFS 2.0 operating system, which work in concert: sales and operations planning ("S&OP"), operational lean, complexity reduction, global supply management, and order-to-cash excellence. The Company develops standardized business processes and system platforms to reduce costs and provide scalability. Core SFS / Industry 4.0 has been instrumental in reducing working capital and creating significant opportunities to generate incremental free cash flow (defined as cash flow from operations less capital and software expenditures). Working capital turns were 8.8 at the end of 2018, a slight decrease from 2017, reflecting higher levels of inventory associated with the Craftsman rollout as well as impacts from integrating recent acquisitions. The Company plans to continue leveraging Core SFS / Industry 4.0 to generate ongoing improvements, both in the existing business and future acquisitions, in working capital turns, cycle times, complexity reduction and customer service levels, with a long-term goal of sustaining 10+ working capital turns.
Raw Materials
The Company’s products are manufactured using resins, ferrous and non-ferrous metals including, but not limited to, steel, zinc, copper, brass, aluminum and nickel. The Company also purchases components such as batteries, motors, and electronic components to use in manufacturing and assembly operations along with resin-based molded parts. The raw materials required are procured globally and generally available from multiple sources at competitive prices. As part of the Company's Enterprise Risk Management, the Company has implemented a supplier risk mitigation strategy in order to identify and address any potential supply disruption associated with commodities, components, finished goods and critical services. The Company does not anticipate difficulties in obtaining supplies for any raw materials or energy used in its production processes.
Backlog
Due to short order cycles and rapid inventory turnover primarily in the Company's Tools & Storage segment, backlog is generally not considered a significant indicator of future performance. At February 2, 2019, the Company had approximately $1,001 million in unfilled orders, which mainly related to the Engineered Fastening and Security businesses. Substantially all of these orders are reasonably expected to be filled within the current fiscal year. As of February 3, 2018 and February 4, 2017, unfilled orders amounted to $929 million and $838 million, respectively.
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

The Company has numerous trademarks that are used in its businesses worldwide. In the Tools & Storage segment, significant trademarks include STANLEY®, BLACK+DECKER®, DEWALT®, FLEXVOLT®, IRWIN®, LENOX®, CRAFTSMAN®, PORTER-CABLE®, BOSTITCH®, FATMAX®, Powers®, Guaranteed Tough®, MAC TOOLS®, PROTO®, Vidmar®, FACOM®, USAG™, LISTA® and the yellow & black color scheme for power tools and accessories. Significant trademarks in the Industrial segment include STANLEY®, CRC®, NELSON®, LaBounty®, Dubuis®, CribMaster®, Expert®, SIDCHROME™, POP®, Avdel®, HeliCoil®, Tucker®, NPR®, Spiralock® and STANLEY® Assembly Technologies. The Security segment includes significant trademarks such as STANLEY®, Blick™, HSM®, SONITROL®, Stanley Access Technologies™, AeroScout®, Hugs®, WanderGuard®, Roam Alert®, MyCall®, Arial® and Bed-Check®. The terms of these trademarks typically vary from 10 to 20 years, with most trademarks being renewable indefinitely for like terms.
Environmental Regulations
The Company is subject to various environmental laws and regulations in the U.S. and foreign countries where it has operations. In the normal course of business, the Company is involved in various legal proceedings relating to environmental issues. The Company’s policy is to accrue environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In the event that no amount in the range of probable loss is considered most likely, the minimum loss in the range is accrued. The amount of liability recorded is based on an evaluation of currently available facts with respect to each individual site and includes such factors as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. The liabilities recorded do not take into account any claims for recoveries from insurance or third parties. As assessments and remediation progress at individual sites, the amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. As of December 29, 2018 and December 30, 2017, the Company had reserves of $246.6 million and $176.1 million, respectively, for remediation activities associated with Company-owned properties, as well as for Superfund sites, for losses that are probable and estimable. Of the 2018 amount, $58.1 million is classified as current and $188.5 million as long-term, which is expected to be paid over the estimated remediation period. As of December 29, 2018, the Company has recorded $12.4 million in other assets related to funding by the Environmental Protection Agency ("EPA") and monies received have been placed in trust in accordance with the Consent Decree associated with the West Coast Loading Corporation ("WCLC") proceedings, as further discussed in Note S, Contingencies, of the Notes to Consolidated Financial Statements in Item 8. Accordingly, the Company's cash obligation as of December 29, 2018 associated with the aforementioned remediation activities is $234.2 million. The range of environmental remediation costs that is reasonably possible is $214.0 million to $344.3 million, which is subject to change in the near term. The Company may be liable for environmental remediation of sites it no longer owns. Liabilities have been recorded on those sites in accordance with policy.
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
Employees
At December 29, 2018, the Company had 60,767 employees, 16,801 of whom were employed in the U.S. Employees in the U.S. totaling 1,433 are covered by collective bargaining agreements negotiated with 27 different local labor unions who are, in turn, affiliated with approximately 7 different international labor unions. The majority of the Company’s hourly-paid and weekly-paid employees outside the U.S. are not covered by collective bargaining agreements. The Company’s labor agreements in the U.S. expire between 2019 and 2021. There have been no significant interruptions of the Company’s operations in recent years due to labor disputes. The Company believes it has a good relationship with its employees.
Research and Development Costs
Research and development costs, which are classified in Selling, general and administrative ("SG&A"), were $275.8 million, $252.3 million and $204.4 million for fiscal years 2018, 2017 and 2016, respectively. The increases in 2018 and 2017 reflect the Company's continued focus on becoming known as one of the world's greatest innovators and its commitment to continue generating new core and breakthrough innovations.

Available Information
The Company’s website is located at http://www.stanleyblackanddecker.com. This URL is intended to be an inactive textual reference only. It is not intended to be an active hyperlink to the Company's website. The information on the Company's website is not, and is not intended to be, part of this Form 10-K and is not incorporated into this report by reference. The Company makes its Forms 10-K, 10-Q, 8-K and amendments to each available free of charge on its website as soon as reasonably practicable after filing them with, or furnishing them to, the U.S. Securities and Exchange Commission ("SEC"). Also available on the Company's website is the Company's Code of Ethics for its CEO and senior financial officers.

ITEM 1A. RISK FACTORS
The Company’s business, operations and financial condition are subject to various risks and uncertainties. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including those risks set forth under the heading entitled "Cautionary Statements Under the Private Securities Litigation Reform Act of 1995" in Item 7, and in other documents that the Company files with the SEC, before making any investment decision with respect to its securities. If any of the risks or uncertainties actually occur or develop, the Company’s business, financial condition, results of operations and future growth prospects could change. Under these circumstances, the trading prices of the Company’s securities could decline, and you could lose all or part of your investment in the Company’s securities.
Changes in customer preferences, the inability to maintain mutually beneficial relationships with large customers, inventory reductions by customers, and the inability to penetrate new channels of distribution could adversely affect the Company’s business.
The Company has certain significant customers, particularly home centers and major retailers. The two largest customers comprised approximately 22% of net sales, with U.S. and international mass merchants and home centers collectively comprising approximately 37% of net sales. The loss or material reduction of business, the lack of success of sales initiatives, or changes in customer preferences or loyalties for the Company’s products, related to any such significant customer could have a material adverse impact on the Company’s results of operations and cash flows. In addition, the Company’s major customers are volume purchasers, a few of which are much larger than the Company and have strong bargaining power with suppliers. This limits the ability to recover cost increases through higher selling prices. Furthermore, unanticipated inventory adjustments by these customers can have a negative impact on net sales.
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
Core SFS / Industry 4.0 is a continuous operational improvement process applied to many aspects of the Company’s business such as procurement, quality in manufacturing, maximizing customer fill rates, integrating acquisitions and other key business processes. In the event the Company is not successful in effectively applying the Core SFS principles to its key business processes, including those of acquired businesses, its ability to compete and future earnings could be adversely affected.
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
The Company’s competitive advantage is due in part to its ability to develop and introduce new products in a timely manner at favorable margins. The uncertainties associated with developing and introducing new products, such as market demand and costs of development and production, may impede the successful development and introduction of new products on a consistent basis. Introduction of new technology may result in higher costs to the Company than that of the technology replaced. That increase in costs, which may continue indefinitely or until increased demand and greater availability in the sources of the new technology drive down its cost, could adversely affect the Company’s results of operations. Market acceptance of the new products introduced in recent years and scheduled for introduction in future years may not meet sales expectations due to various factors, such as the failure to accurately predict market demand, end-user preferences, evolving industry standards, or the emergence of new or disruptive technologies. Moreover, the ultimate success and profitability of the new products may depend on the Company’s ability to resolve technical and technological challenges in a timely and cost-effective manner, and to achieve manufacturing efficiencies. The Company’s investments in productive capacity and commitments to fund advertising and product promotions in connection with these new products could erode profits if those expectations are not met.
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
The Company has significant operations outside of the United States, which are subject to political, legal, economic and other risks arising from operating outside of the United States.
The Company generates a significant portion of its total revenue outside of the United States. Business operations outside of the United States are subject to political, economic and other risks inherent in operating in certain countries, such as:

•	the difficulty of enforcing agreements and protecting assets through legal systems outside the U.S.;

•	managing widespread operations and enforcing internal policies and procedures such as compliance with U.S. and foreign anti-bribery and anti-corruption regulations;

•	trade protection measures and import or export licensing requirements including those related to the U.S.'s relationship with China;

•	the application of certain labor regulations outside of the United States, including data privacy;

•	compliance with a wide variety of non-U.S. laws and regulations;

•	changes in the general political and economic conditions in the countries where the Company operates, particularly in emerging markets;

•	the threat of nationalization and expropriation;

•	increased costs and risks of doing business in a wide variety of jurisdictions;

•	government controls limiting importation of goods;

•	government controls limiting payments to suppliers for imported goods;

•	limitations on, or impacts from, the repatriation of foreign earnings; and

•	exposure to wage, price and capital controls.
Changes in the political or economic environments in the countries in which the Company operates could have a material adverse effect on its financial condition, results of operations or cash flows. Additionally, the Company is subject to complex U.S., foreign and other local laws and regulations that are applicable to its operations abroad, such as the Foreign Corrupt Practices Act of 1977, the U.K. Bribery Act of 2010 and other anti-bribery and anti-corruption laws. Although the Company has implemented internal controls, policies and procedures and employee training and compliance programs to deter prohibited practices, such measures may not be effective in preventing employees, contractors or agents from violating or circumventing such internal policies and violating applicable laws and regulations. Any determination that the Company has violated anti-bribery or anti-corruption laws could have a material adverse effect on the Company’s business, operating results and financial condition. Compliance with international and U.S. laws and regulations that apply to the Company’s international operations increases the cost of doing business in foreign jurisdictions. Violations of such laws and regulations may result in severe fines and penalties, criminal sanctions, administrative remedies or restrictions on business conduct, and could have a material adverse effect on the Company’s reputation, its ability to attract and retain employees, its business, operating results and financial condition.
The Company’s business is subject to risks associated with sourcing and manufacturing overseas.
The Company imports large quantities of finished goods, component parts and raw materials. Substantially all of its import operations are subject to customs requirements and to tariffs and quotas set by governments through mutual agreements, bilateral actions or, in some cases unilateral action. In addition, the countries in which the Company’s products and materials are manufactured or imported from (including importation into the U.S. of the Company's products manufactured overseas) may from time to time impose additional quotas, duties, tariffs or other restrictions on its imports (including restrictions on manufacturing operations) or adversely modify existing restrictions. For example, changes in U.S. policy regarding international trade, including import and export regulation and international trade agreements, could also negatively impact the Company’s business. In 2018, the U.S. imposed tariffs on steel and aluminum as well as on goods imported from China and certain other countries, which has resulted in retaliatory tariffs by China and other countries. Additional tariffs imposed by the U.S. on a broader range of imports, or further retaliatory trade measures taken by China or other countries in response, could result in an increase in supply chain costs that the Company may not be able to offset or otherwise adversely impact the Company’s results of operations. Furthermore, imported products and materials may be subject to future tariffs or other trade measures in the U.S. Imports are also subject to unpredictable foreign currency variation which may increase the Company’s cost of goods sold. Adverse changes in these import costs and restrictions, or the Company’s suppliers’ failure to comply with customs regulations or similar laws, could harm the Company’s business.
The Company’s operations are also subject to the effects of international trade agreements and regulations such as the United States-Mexico-Canada Agreement, and the activities and regulations of the World Trade Organization. Although these trade agreements generally have positive effects on trade liberalization, sourcing flexibility and cost of goods by reducing or eliminating the duties and/or quotas assessed on products manufactured in a particular country, trade agreements can also impose requirements that adversely affect the Company’s business, such as setting quotas on products that may be imported from a particular country into key markets including the U.S. or the European Union ("EU"), or making it easier for other companies to compete, by eliminating restrictions on products from countries where the Company’s competitors source products.
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
In addition, the Company has a number of key suppliers in South Korea. Escalation of hostilities with North Korea and/or military action in the region could cause disruptions in the Company's supply chain which could, in turn, cause product shortages, delays in delivery and/or increases in the Company's cost incurred to produce and deliver products to its customers.
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
The Company is exposed to risks related to cybersecurity and data privacy compliance.
The Company’s operations rely on the secure processing, storage and transmission of confidential, sensitive, proprietary and other types of information relating to its business operations, as well as confidential and sensitive information about its customers and employees maintained in the Company’s computer systems and networks, certain products and services, and in the computer systems and networks of its third-party vendors. Cyber threats are rapidly evolving as data thieves and hackers have become increasingly sophisticated and carry out large-scale, complex automated attacks. The Company may not be able to anticipate or prevent all such attacks and could be held liable for any resulting security breach or data loss. In addition, it is not always possible to deter misconduct by employees or third-party vendors.
Breaches of the Company’s or the Company’s vendors’ technology and systems, whether from circumvention of security systems, denial-of-service attacks or other cyber-attacks, hacking, “phishing” attacks, computer viruses, ransomware or malware, employee or insider error, malfeasance, social engineering, physical breaches or other actions, may result in manipulation or corruption of sensitive data, material interruptions or malfunctions in the Company’s or such vendors’ websites, applications, data processing, and certain products and services, or disruption of other business operations. Furthermore, any such breaches could compromise the confidentiality and integrity of material information held by the Company (including information about the Company’s business, employees or customers), as well as sensitive personally identifiable information (“PII”), the disclosure of which could lead to identity theft. Measures that the Company takes to avoid, detect, mitigate or recover from material incidents, including implementing and conducting training on insider trading policies for the Company’s employees and maintaining contractual obligations for the Company’s third-party vendors, can be expensive, and may be insufficient, circumvented, or may become ineffective.
To conduct its operations, the Company regularly moves data across national borders, and consequently is subject to a variety of continuously evolving and developing laws and regulations in the United States and abroad regarding privacy, data protection and data security. The scope of the laws that may be applicable to the Company is often uncertain and may be conflicting, particularly with respect to foreign laws. For example, the European Union’s General Data Protection Regulation (“GDPR”), which became effective in May 2018, greatly increased the jurisdictional reach of European Union law and added a broad array of requirements for handling personal data, including the public disclosure of significant data breaches. Additionally, other countries have enacted or are enacting data localization laws that require data to stay within their borders. In many cases, these laws and regulations apply not only to transfers between unrelated third parties but also to transfers between the Company and its subsidiaries. All of these evolving compliance and operational requirements impose significant costs that are likely to increase over time. Implementation of the GDPR and data localization laws will continue to require changes to certain business practices, thereby increasing costs, or may result in negative publicity, require significant management time and attention, and may subject the Company to remedies that may harm its business, including fines or demands or orders that the Company modify or cease existing business practices.
The Company has invested and continues to invest in risk management and information security and data privacy measures in order to protect its systems and data, including employee training, organizational investments, incident response plans, table top exercises and technical defenses. The cost and operational consequences of implementing, maintaining and enhancing further data or system protection measures could increase significantly to overcome increasingly intense, complex, and sophisticated global cyber threats. Despite the Company’s best efforts, it is not fully insulated from data breaches and system disruptions. Recent well-publicized security breaches at other companies have led to enhanced government and regulatory scrutiny of the measures taken by companies to protect against cyber-attacks, and may in the future result in heightened cybersecurity requirements, including additional regulatory expectations for oversight of vendors and service providers. Any material breaches of cybersecurity, including the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data, or media reports of perceived security vulnerabilities to the Company’s systems, products and services or those of the Company’s third parties, even if no breach has been attempted or occurred, could cause the Company to experience reputational harm, loss of customers and revenue, fines, regulatory actions and scrutiny, sanctions or other statutory penalties, litigation, liability for failure to safeguard the Company’s customers’ information, or financial losses that are either not insured against or not fully covered through any insurance maintained by the Company. Any of the foregoing may have a material adverse effect on the Company’s business, operating results and financial condition.
The performance of the Company may suffer from business disruptions or other costs associated with information technology, cyber attacks, system implementations, data privacy, or catastrophic losses affecting distribution centers and other infrastructure.
The Company relies heavily on computer systems, including those of third parties, to manage and operate its businesses, and record and process transactions. Computer systems are important to production planning, customer service and order fulfillment among other business-critical processes. Consistent and efficient operation of the computer hardware and software systems is imperative to the successful sales and earnings performance of the various businesses in many countries.
Despite efforts to prevent such situations and maintaining insurance policies and loss control and risk management practices that partially mitigate these risks, the Company’s systems may be affected by damage or interruption from, among other causes, power outages, system failures or computer viruses. Computer hardware and storage equipment that is integral to efficient operations, such as e-mail, telephone and other functionality, is concentrated in certain physical locations in the various continents in which the Company operates. Additionally, the Company relies on software applications and enterprise cloud storage systems and cloud computing services provided by third-party vendors, and the Company's business may be adversely affected by service disruptions or security breaches in such third-party systems.
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
The Company’s operations are significantly dependent on infrastructure, notably certain distribution centers and security alarm monitoring facilities, which are concentrated in various geographic locations. Factors that are hard to predict or beyond the Company’s control, like weather (including any potential effects of climate change), natural disasters, supply and commodity shortages, fire, explosions, terrorism, political unrest, cybersecurity breaches, generalized labor unrest or health pandemics could damage or disrupt the Company’s infrastructure, or that of its suppliers or distributors. If the Company does not effectively plan for or respond to disruptions in its operations, or cannot quickly repair damage to its information, production or supply systems, the Company may be late in delivering or unable to deliver products and services to its customers, and the quality and safety of its products and services might be negatively affected. If a material or extended disruption occurs, the Company may lose its customers’ or business partners’ confidence or suffer damage to its reputation, and long-term consumer demand for its products and services could decline. Although the Company maintains business interruption insurance, it may not fully protect the Company against all adverse effects that could result from significant disruptions. These events could materially and adversely affect the Company’s product sales, financial condition and results of operations.
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
Further, as a result of inflationary or deflationary economic conditions, the Company believes it is possible that a limited number of suppliers may either cease operations or require additional financial assistance from the Company in order to fulfill their obligations. In a limited number of circumstances, the magnitude of the Company’s purchases of certain items is of such significance that a change in established supply relationships with suppliers or increase in the costs of purchased raw materials, component parts or finished goods could result in manufacturing interruptions, delays, inefficiencies or an inability to market products. Changes in value-added tax rebates, currently available to the Company or to its suppliers, could also increase the costs of the Company’s manufactured products, as well as purchased products and components, and could adversely affect the Company’s results.
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
The Company generates approximately 45% of its revenues from outside the U.S., including 22% from Europe and 14% from various emerging market countries. Each of the Company’s segments generates sales from these marketplaces. While the Company believes any downturn in the European or emerging marketplaces might be offset to some degree by the relative stability in North America, the Company’s future growth, profitability and financial liquidity could be affected, in several ways, including but not limited to the following:

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

•
the impact of an event (individual country default, Brexit, or break up of the Euro) could have an adverse impact on the global credit markets and global liquidity potentially impacting the Company’s ability to access these credit markets and to raise capital. With respect to Brexit, until the terms of the UK’s exit from the EU in March 2019 are determined, including any transition period, it is difficult to predict its impact. It is possible that the withdrawal could, among other things, affect the legal and regulatory environments to which the Company’s businesses are subject, impact trade between the UK and the EU and other parties and create economic and political uncertainty in the region.

The Company is exposed to market risk from changes in foreign currency exchange rates which could negatively impact profitability.
The Company manufactures and sells its products in many countries throughout the world. As a result, there is exposure to foreign currency risk as the Company enters into transactions and makes investments denominated in multiple currencies. The Company’s predominant currency exposures are related to the Euro, Canadian Dollar, British Pound, Australian Dollar, Brazilian Real, Argentine Peso, Chinese Renminbi (“RMB”) and the Taiwan Dollar. In preparing its financial statements, for foreign operations with functional currencies other than the U.S. dollar, asset and liability accounts are translated at current exchange rates, while income and expenses are translated using average exchange rates. With respect to the effects on translated earnings, if the U.S. dollar strengthens relative to local currencies, the Company’s earnings could be negatively impacted. In 2018, translational and transactional foreign currency fluctuations negatively impacted pre-tax earnings by approximately $100.0 million and diluted earnings per share by approximately $0.55. The translational and transactional impacts will vary over time and may be more material in the future. Although the Company utilizes risk management tools, including hedging, as it deems appropriate, to mitigate a portion of potential market fluctuations in foreign currencies, there can be no assurance that such measures will result in all market fluctuation exposure being eliminated. The Company generally does not hedge the translation of its non-U.S. dollar earnings in foreign subsidiaries, but may choose to do so in certain instances.
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

As described in Note H, Long-Term Debt and Financing Arrangements, of the Notes to Consolidated Financial Statements in Item 8, the Company has a five-year $2.0 billion committed credit facility and a 364-day $1.0 billion committed credit facility.  No amounts were outstanding against either of these facilities at December 29, 2018.
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

•
maintenance of a specified financial ratio. The Company has an interest coverage covenant that must be maintained to permit continued access to its committed revolving credit facilities. The interest coverage ratio tested for covenant compliance compares adjusted Earnings Before Interest, Taxes, Depreciation and Amortization to adjusted Interest Expense ("adjusted EBITDA"/"adjusted Interest Expense"); such adjustments to interest or EBITDA include, but are not limited to, removal of non-cash interest expense and stock-based compensation expense. The interest coverage ratio must not be less than 3.5 times and is computed quarterly, on a rolling twelve months (last twelve months) basis. Under this covenant definition, the interest coverage ratio was 8.5 times EBITDA or higher in each of the 2018 quarterly measurement periods. Management does not believe it is reasonably likely the Company will breach this covenant. Failure to maintain this ratio could adversely affect further access to liquidity.

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
The Company’s long-term growth plans are dependent on, among other things, the availability of funding to support corporate initiatives and complete appropriate acquisitions and the ability to increase sales of existing product lines. While the Company has not encountered financing difficulties to date, the capital and credit markets have experienced extreme volatility and disruption in the past and may again in the future. Market conditions could make it more difficult for the Company to borrow or otherwise obtain the cash required for significant new corporate initiatives and acquisitions. In addition, changes in regulatory standards or industry practices, such as the transition away from LIBOR to the Secured Overnight Financing Rate ("SOFR") as a benchmark reference for short-term interests, could create incremental uncertainty in obtaining financing or increase the cost of borrowing.

Furthermore, there could be a number of follow-on effects from a credit crisis on the Company’s businesses, including insolvency of key suppliers resulting in product delays; inability of customers to obtain credit to finance purchases of the Company’s products and services and/or customer insolvencies.
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
In 2018, the Company completed the Nelson acquisition as well as a number of other smaller acquisitions. In addition, the Company reached an agreement to acquire International Equipment Solutions Attachments Group ("IES Attachments"), which is expected to close in the first half of 2019, and may make additional acquisitions in the future.
Acquisitions involve a number of risks, including:

•	the failure to identify the most suitable candidates for acquisitions;

•	the ability to identify and close on appropriate acquisition opportunities within desired time frames at reasonable cost;

•	the anticipated additional revenues from the acquired companies do not materialize, despite extensive due diligence;

•	the possibility that the acquired companies will not be successfully integrated or that anticipated cost savings, synergies, or other benefits will not be realized;

•	the acquired businesses will lose market acceptance or profitability;

•	the diversion of Company management’s attention and other resources;

•	the incurrence of unexpected costs and liabilities, including those associated with undisclosed pre-closing regulatory violations by the acquired business; and

•	the loss of key personnel, clients or customers of acquired companies.
In addition, the success of the Company’s long-term growth and repositioning strategy will depend in part on successful general reorganization including its ability to:

•	combine businesses and operations;

•	integrate departments, systems and procedures; and

•	obtain cost savings and other efficiencies from such reorganizations, including the Company's functional transformation initiative.
Failure to effectively consummate or manage the pending IES Attachments acquisition and any future acquisitions or general business reorganizations, and mitigate the related risks, may adversely affect the Company’s existing businesses and harm its operational results due to large write-offs, significant restructuring costs, contingent liabilities, substantial depreciation, and/or adverse tax or other consequences. The Company cannot ensure that such integrations and reorganizations will be successfully completed or that all of the planned synergies and other benefits will be realized.
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
The Company is subject to income taxation in the U.S. as well as numerous foreign jurisdictions. Significant judgment is required in determining the Company’s worldwide income tax provision and accordingly there are many transactions and computations for which the final income tax determination is uncertain. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments, and which may not accurately anticipate actual outcomes. The Company periodically assesses its liabilities and contingencies for all tax years still subject to audit based on the most currently available information, which involves inherent uncertainty. The Company is routinely audited by income tax authorities in many tax jurisdictions. Although management believes the recorded tax estimates are reasonable, the ultimate outcome of any audit (or related litigation) could differ materially from amounts reflected in the Company’s income tax accruals. Additionally, the global income tax provision can be materially impacted due to foreign currency fluctuations against the U.S. dollar since a significant amount of the Company’s earnings are generated outside the United States. Lastly, it is possible that future income tax legislation may be enacted that could have a material impact on the Company’s worldwide income tax provision beginning with the period that such legislation becomes enacted.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“the Act”). Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, changes to U.S. international taxation, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. Following enactment of the Act and the associated one-time transition tax, in general, repatriation of foreign earnings to the United States can be completed with no incremental U.S. tax. However, repatriation of foreign earnings could subject the Company to U.S. state and non-U.S. jurisdictional taxes (including withholding taxes) on distributions. While repatriation of some foreign earnings held outside the United States may be restricted by local laws, most of the Company’s foreign earnings as of December 31, 2017 could be repatriated to the United States. Pursuant to Staff Accounting Bulletin No. 118 (“SAB 118”) issued by the SEC in December 2017, issuers were permitted up to one year from the enactment of the Act to complete the accounting for the income tax effects of the Act (“the measurement period”). The Company completed its accounting for the tax effects of the Act within the measurement period and has included those effects in Income Taxes in the Consolidated Statements of Operations.
The Company’s failure to continue to successfully avoid, manage, defend, litigate and accrue for claims and litigation could negatively impact its results of operations or cash flows.
The Company is exposed to and becomes involved in various litigation matters arising out of the ordinary routine conduct of its business, including, from time to time, actual or threatened litigation relating to such items as commercial transactions, product liability, workers compensation, arrangements between the Company and its distributors, franchisees or vendors, intellectual property claims and regulatory actions.
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
As a result of the Black and Decker merger and other acquisitions, the Company has approximately $9.0 billion of goodwill, approximately $2.2 billion of indefinite-lived trade names and approximately $1.3 billion of net definite-lived intangible assets at December 29, 2018. The Company is required to periodically, at least annually, determine if its goodwill or indefinite-lived trade names have become impaired, in which case it would write down the impaired portion of the asset. The definite-lived intangible assets, including customer relationships, are amortized over their estimated useful lives and are evaluated for impairment when appropriate. Impairment of intangible assets may be triggered by developments outside of the Company’s control, such as worsening economic conditions, technological change, intensified competition or other factors resulting in deleterious consequences.
If the investments in employee benefit plans do not perform as expected, the Company may have to contribute additional amounts to these plans, which would otherwise be available to cover operating expenses or other business purposes.
The Company sponsors pension and other post-retirement defined benefit plans. The Company’s defined benefit plan assets are currently invested in equity securities, government and corporate bonds and other fixed income securities, money market instruments and insurance contracts. The Company’s funding policy is generally to contribute amounts determined annually on an actuarial basis to provide for current and future benefits in accordance with applicable law which require, among other things, that the Company make cash contributions to under-funded pension plans. During 2018, the Company made cash contributions to its defined benefit plans of approximately $45 million and it expects to contribute $44 million to its defined benefit plans in 2019.
There can be no assurance that the value of the defined benefit plan assets, or the investment returns on those plan assets, will be sufficient in the future. It is therefore possible that the Company may be required to make higher cash contributions to the plans in future years which would reduce the cash available for other business purposes, and that the Company will have to recognize a significant pension liability adjustment which would decrease the net assets of the Company and result in higher expense in future years. The fair value of the defined benefit plan assets at December 29, 2018 was approximately $2.0 billion.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
As of December 29, 2018, the Company and its subsidiaries owned or leased significant facilities used for manufacturing, distribution and sales offices in 20 states and 16 foreign countries. The Company leases its corporate headquarters in New Britain, Connecticut. The Company has 88 other facilities that are larger than 100,000 square feet, as follows:

	Owned	Leased	Total
Tools & Storage	45	20	65
Industrial	12	5	17
Security	2	2	4
Corporate	1	1	2
Total	60	28	88
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

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s common stock is listed and traded on the New York Stock Exchange, Inc. (“NYSE”) under the abbreviated ticker symbol “SWK”, and is a component of the Standard & Poor’s (“S&P”) 500 Composite Stock Price Index. The Company’s high and low quarterly stock prices on the NYSE for the years ended December 29, 2018 and December 30, 2017 follow:

	2018			2017
	High	Low	Dividend Per Common Share	High	Low	Dividend Per Common Share
QUARTER:
First	$175.91	$150.84	$0.63	$132.87	$115.75	$0.58
Second	$157.38	$132.81	$0.63	$143.05	$130.57	$0.58
Third	$154.36	$131.84	$0.66	$152.30	$137.07	$0.63
Fourth	$147.51	$108.45	$0.66	$170.03	$154.53	$0.63
Total			$2.58			$2.42
As of February 1, 2019, there were 9,705 holders of record of the Company’s common stock. Information required by Item 201(d) of Regulation S-K concerning securities authorized for issuance under equity compensation plans can be found under Item 12 of this Annual Report on Form 10-K.
Issuer Purchases of Equity Securities
The following table provides information about the Company’s purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act for the three months ended December 29, 2018:

2018	(a) Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of A Publicly Announced Plan or Program	(b) Maximum Number Of Shares That May Yet Be Purchased Under The Program
September 30 - November 3	7,366	$122.04	—	11,500,000
November 4 - December 1	—	$—	—	11,500,000
December 2 - December 29	89,899	$129.85	—	11,500,000
Total	97,265	$129.26	—	11,500,000

(a)
The shares of common stock in this column were deemed surrendered to the Company by participants in various benefit plans of the Company to satisfy the participants’ taxes related to vesting or delivery of time-vesting restricted share units under those plans.

(b)
On July 20, 2017, the Board of Directors approved a new repurchase program for up to 15.0 million shares of the Company’s common stock and terminated its previously approved repurchase program. As of December 29, 2018, the authorized shares available for repurchase under the new repurchase program totaled approximately 11.5 million shares. The currently authorized shares available for repurchase do not include approximately 3.6 million shares reserved and authorized for purchase under the Company’s previously approved repurchase program relating to a forward share purchase contract entered into in March 2015. Refer to Note J, Capital Stock, of the Notes to Consolidated Financial Statements in Item 8 for further discussion.

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

THE POINTS IN THE ABOVE TABLE ARE AS FOLLOWS:	2013	2014	2015	2016	2017	2018
Stanley Black & Decker	$100.00	$121.28	$137.64	$150.93	$227.12	$161.98
S&P 500	$100.00	$114.10	$115.69	$129.52	$157.79	$149.56
S&P 500 Industrials	$100.00	$112.75	$116.07	$127.87	$156.91	$150.95
The comparison assumes $100 invested at the closing price on December 27, 2013 in the Company’s common stock, S&P 500 Index, and S&P 500 Industrials Index. Total return assumes reinvestment of dividends.

ITEM 6. SELECTED FINANCIAL DATA
Acquisitions and divestitures completed by the Company during the five-year period presented below affect comparability of results. Refer to Note E, Acquisitions, and Note T, Divestitures, of the Notes to Consolidated Financial Statements in Item 8 and prior year 10-K filings for further information.

(Millions of Dollars, Except Per Share Amounts)	2018 (a)	2017[1] (b)	2016[1]	2015[1]	2014 (c)
Net sales	$13,982	$12,967	$11,594	$11,172	$11,339
Net earnings from continuing operations attributable to common shareowners	$605	$1,227	$968	$904	$857
Net loss from discontinued operations(d)	$—	$—	$—	$(20)	$(96)
Net Earnings Attributable to Common Shareowners	$605	$1,227	$968	$884	$761
Basic earnings (loss) per share:
Continuing operations	$4.06	$8.20	$6.63	$6.10	$5.49
Discontinued operations(d)	$—	$—	$—	$(0.14)	$(0.62)
Total basic earnings per share	$4.06	$8.20	$6.63	$5.96	$4.87
Diluted earnings (loss) per share:
Continuing operations	$3.99	$8.05	$6.53	$5.92	$5.37
Discontinued operations(d)	$—	$—	$—	$(0.13)	$(0.60)
Total diluted earnings per share	$3.99	$8.05	$6.53	$5.79	$4.76
Percent of net sales (Continuing operations):
Cost of sales	65.3%	63.1%	63.2%	63.6%	63.8%
Selling, general and administrative(e)	22.7%	23.1%	22.7%	22.3%	22.9%
Other, net	2.1%	2.1%	1.6%	2.0%	2.1%
Restructuring charges and asset impairments	1.1%	0.4%	0.4%	0.4%	0.2%
Interest, net	1.5%	1.4%	1.5%	1.5%	1.4%
Earnings before income taxes	7.3%	11.8%	10.6%	10.3%	9.6%
Net earnings from continuing operations attributable to common shareowners	4.3%	9.5%	8.3%	8.1%	7.6%
Balance sheet data:
Total assets	$19,408	$19,098	$15,655	$15,128	$15,803
Long-term debt, including current maturities	$3,822	$3,806	$3,806	$3,797	$3,800
Stanley Black & Decker, Inc.’s shareowners’ equity	$7,836	$8,302	$6,374	$5,816	$6,429
Ratios:
Total debt to total capital	34.9%	31.5%	37.4%	39.5%	37.2%
Income tax rate - continuing operations	40.7%	19.7%	21.3%	21.6%	20.9%
Common stock data:
Dividends per share	$2.58	$2.42	$2.26	$2.14	$2.04
Equity per basic share at year-end	$53.07	$55.20	$42.80	$39.11	$41.34
Market price per share — high	$175.91	$170.03	$125.78	$110.17	$97.36
Market price per share — low	$108.45	$115.75	$90.14	$90.51	$75.64
Weighted-average shares outstanding (in 000’s):
Basic	148,919	149,629	146,041	148,234	156,090
Diluted	151,643	152,449	148,207	152,706	159,737
Other information:
Average number of employees	60,785	57,076	53,231	51,815	50,375
Shareowners of record at end of year	9,727	10,014	10,313	10,603	10,932
1 2017 and 2016 amounts have been recast as a result of the adoption of the new revenue and pension standards. 2015 Stanley Black & Decker, Inc.'s shareowners' equity includes a $4.3 million adjustment for the adoption of the new revenue standard for periods prior to fiscal year 2016. Impacts from the adoption of the new pension standard on periods prior to 2016 were not significant. Refer to Note A, Significant Accounting Policies, for further discussion.

(a)
The Company's 2018 results include $450 million of pre-tax charges related to acquisitions, an environmental remediation settlement, a non-cash fair value adjustment, a cost reduction program, an incremental freight charge related to a service provider's bankruptcy, and a loss related to a previously divested business. As a result, as a percentage of Net sales, Cost of sales was 47 basis points higher, Selling, general, & administrative was 113 basis points higher, Other, net was 77 basis points higher, Restructuring charges and asset impairments was 84 basis points higher, and Earnings before income taxes was 322 basis points lower. The Company also recorded a net tax charge of $181 million, which is comprised of charges related to the Tax Cuts and Jobs Act ("the Act") partially offset by the tax benefit of the above pre-tax charges. Overall, the amounts described above resulted in a decrease to Net earnings attributable to common shareowners of $631 million (or $4.16 per diluted share). The Income tax rate - continuing operations was 247 basis points higher.

(b)
The Company's 2017 results include $156 million of pre-tax acquisition-related charges and a $264 million pre-tax gain on sales of businesses, primarily related to the divestiture of the mechanical security businesses. As a result, as a percentage of Net sales, Cost of sales was 36 basis points higher, Selling, general, & administrative was 29 basis points higher, Other, net was 45 basis points higher, Restructuring charges and asset impairments was 11 basis points higher, and Earnings before income taxes was 83 basis points higher. The net tax benefit of the acquisition-related charges and gain on sales of businesses was $7 million. Income taxes on continuing operations for 2017 also includes a one-time net tax charge of $24 million related to the Act. Overall, the acquisition-related charges, gain on sales of businesses, and one-time net tax charge related to the recently enacted U.S. tax legislation resulted in a net increase to the Company's 2017 net earnings from continuing operations attributable to common shareowners of $91 million (or $0.59 per diluted share).

(c)
The Company's 2014 results include $54 million of pre-tax charges related to merger and acquisition-related charges. As a result of these charges, net earnings attributable to common shareowners were reduced by $49 million (or $0.30 per diluted share). As a percentage of Net sales, Cost of sales was 2 basis points higher, Selling, general & administrative was 28 basis points higher, Other, net was 2 basis points higher, Earnings before income taxes was 48 basis points lower, and Net earnings attributable to common shareowners was 43 basis points lower. The Income tax rate - continuing operations was 53 basis points higher.

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
The following discussion and certain other sections of this Annual Report on Form 10-K contain statements reflecting the Company’s views about its future performance that constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which the Company operates as well as management’s beliefs and assumptions. Any statements contained herein (including without limitation statements to the effect that Stanley Black & Decker, Inc. or its management “believes,” “expects,” “anticipates,” “plans” and similar expressions) that are not statements of historical fact should be considered forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. There are a number of important factors that could cause actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth, or incorporated by reference, below under the heading “Cautionary Statements Under The Private Securities Litigation Reform Act Of 1995.” The Company does not intend to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.
Strategic Objectives
The Company continues to pursue a growth and acquisition strategy, which involves industry, geographic and customer diversification to foster sustainable revenue, earnings and cash flow growth, and employ the following strategic framework in pursuit of its vision to reach $22 billion in revenue by 2022 while expanding its margin rate ("22/22 Vision"):

•
Continue organic growth momentum by utilizing the Stanley Fulfillment System ("SFS") 2.0 operating system, diversifying toward higher-growth, higher-margin businesses, and increasing the relative weighting of emerging markets;

•	Be selective and operate in markets where brand is meaningful, the value proposition is definable and sustainable through innovation, and global cost leadership is achievable; and

•
Pursue acquisitive growth on multiple fronts by building upon its existing global tools platform, expanding the Industrial platform in Engineered Fastening and Infrastructure, consolidating the commercial electronic security industry, and pursuing adjacencies with sound industrial logic.

Execution of the above strategy has resulted in approximately $9.4 billion of acquisitions since 2002 (excluding the Black & Decker merger), several divestitures, improved efficiency in the supply chain and manufacturing operations, and enhanced investments in organic growth, enabled by cash flow generation and increased debt capacity. In addition, the Company's continued focus on diversification and organic growth has resulted in improved financial results and an increase in its global presence. The Company also remains focused on increasing its presence in emerging markets, with a goal of generating greater than 20% of annual revenues from those markets over time, and leveraging SFS 2.0 to upgrade innovation and digital capabilities, maintain commercial and supply chain excellence, and focus on reducing SG&A, in part, through functional transformation. Lastly, the Company continues to make strides towards achieving its 22/22 Vision by becoming known as one of the world’s leading innovators, delivering top-quartile financial performance and elevating its commitment to social responsibility.
The Company’s long-term financial objectives remain as follows:

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

The following represents recent examples of the Company executing its strategic objectives:

Acquisitions and Other Transactions
On January 2, 2019, the Company acquired a 20 percent interest in MTD Holdings Inc. ("MTD"), a privately held global manufacturer of outdoor power equipment, for $234 million in cash.  With 2017 revenues of $2.4 billion, MTD manufactures and distributes gas-powered lawn tractors, zero turn mowers, walk behind mowers, snow throwers, trimmers, chain saws, utility vehicles and other outdoor power equipment. Under the terms of the agreement, the Company has the option to acquire the remaining 80 percent of MTD beginning on July 1, 2021 and ending on January 2, 2029. In the event the option is exercised, the companies have agreed to a valuation multiple based on MTD’s 2018 EBITDA, with an equitable sharing arrangement for future EBITDA growth. The investment in MTD increases the Company's presence in the $20 billion global lawn and garden segment and will allow the two companies to work together to pursue revenue and cost opportunities, improve operational efficiency, and introduce new and innovative products for professional and residential outdoor equipment customers, utilizing each company's respective portfolios of strong brands.
On April 2, 2018, the Company acquired Nelson Fastener Systems (“Nelson”) from the Doncasters Group for approximately $430 million. This acquisition is complementary to the Company's product offerings, enhances its presence in the general industrial end markets, expands its portfolio of highly-engineered fastening solutions, and will deliver cost synergies. The results of Nelson are being consolidated into the Industrial segment.
On March 9, 2017, the Company acquired the Tools business of Newell Brands ("Newell Tools") for approximately $1.86 billion, which included the highly attractive industrial cutting, hand tool and power tool accessory brands IRWIN® and LENOX®. The acquisition enhanced the Company’s position within the global tools & storage industry and broadened the Company’s product offerings and solutions to customers and end-users, particularly within power tool accessories. The Newell Tools results have been consolidated into the Company's Tools & Storage segment.
On March 8, 2017, the Company purchased the Craftsman® brand from Sears Holdings Corporation (“Sears Holdings”) for an estimated cash purchase price of approximately $937 million on a discounted basis. The acquisition provided the Company with the rights to develop, manufacture and sell Craftsman®-branded products in non-Sears Holdings channels. The Company plans to significantly increase the availability of Craftsman®-branded products to consumers in previously underpenetrated channels, enhance innovation, and add manufacturing jobs in the U.S. to support growth. The Craftsman results have been consolidated into the Company's Tools & Storage segment.

Pending Acquisition

On August 6, 2018, the Company reached an agreement to acquire International Equipment Solutions Attachments Group ("IES Attachments"), a manufacturer of high quality, performance-driven heavy equipment attachment tools for off-highway applications. On January 29, 2019, the agreement was amended to exclude the mobile processors business. The Company expects the acquisition to further diversify the Company's presence in the industrial markets, expand its portfolio of attachment solutions and provide a meaningful platform for continued growth. This transaction is expected to close in the first half of 2019 subject to customary closing conditions, including regulatory approvals.

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

Certain Items Impacting Earnings

Throughout MD&A, the Company has provided a discussion of the outlook and results both inclusive and exclusive of acquisition-related charges, a non-cash fair value adjustment, gains or losses on sales of businesses, an environmental remediation settlement, charges associated with a cost reduction program, an incremental freight charge related to a service provider's bankruptcy, and tax charges primarily related to the Tax Cuts and Jobs Act ("the Act"). The results and measures, including gross profit and segment profit, on a basis excluding these amounts are considered relevant to aid analysis and understanding of the Company's results aside from the material impact of these items. These amounts are as follows:

2018

The Company reported $450 million in pre-tax charges during 2018, which were comprised of the following:

•
$66 million reducing Gross Profit primarily pertaining to amortization of the inventory step-up adjustment for the Nelson acquisition and an incremental freight charge recorded in the fourth quarter of 2018 due to nonperformance by a third-party service provider;

•	$158 million in SG&A primarily for integration-related costs, consulting fees, and a non-cash fair value adjustment;

•	$108 million in Other, net primarily related to deal transaction costs and the settlement with the Environmental Protection Agency ("EPA");

•	$1 million related to a previously divested business; and

•	$117 million in Restructuring charges which primarily related to a cost reduction program in the fourth quarter of 2018.

The Company also recorded a net tax charge of $181 million, which is comprised of charges related to the Act partially offset by the tax benefit of the above pre-tax charges. The above amounts resulted in net after-tax charges of $631 million, or $4.16 per diluted share.

2017

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

The Company also reported a $264 million pre-tax gain on sales of businesses in 2017, primarily relating to the sale of the majority of the mechanical security businesses. The net tax benefit of the acquisition-related charges and gain on sales of businesses was $7 million. Furthermore, in the fourth quarter of 2017, the Company recorded a $24 million net tax charge relating to the Act.

The acquisition-related charges, gain on sales of businesses, and net tax charge relating to the Act resulted in a net after-tax gain of $91 million, or $0.59 per diluted share.

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

•
The Security business, with its attractive recurring revenue, presents a significant margin accretion opportunity over the longer term and has historically provided a stable revenue stream through economic cycles, is a gateway into the digital world and an avenue to capitalize on rapid digital changes. Security has embarked on a business transformation which will apply technology to lower its cost to serve and create new offerings for its small to medium enterprise and large key account customers.

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

Continuing to Invest in the Stanley Black & Decker Brands
The Company has a strong portfolio of brands associated with high-quality products including STANLEY®, BLACK+DECKER®, DEWALT®, FLEXVOLT®, IRWIN®, LENOX®, CRAFTSMAN®, PORTER-CABLE®, BOSTITCH®, PROTO®, MAC TOOLS®, FACOM®, AeroScout®, Powers®, LISTA®, SIDCHROME®, Vidmar®, SONITROL®, and GQ®. Among the Company's most valuable assets, the STANLEY®, BLACK+DECKER® and DEWALT® brands are recognized as three of the world's great brands, while the CRAFTSMAN® brand is recognized as a premier American brand.
During 2018, the STANLEY®, DEWALT® and CRAFTSMAN® brands had prominent signage in Major League Baseball ("MLB") stadiums appearing in many MLB games. The Company has also maintained long-standing NASCAR and NHRA racing sponsorships, which provided brand exposure during nearly 60 events in 2018 with the STANLEY®, DEWALT®, CRAFTSMAN®, IRWIN® and MAC TOOLS® brands. The Company also advertises in the English Premier League, which is the number one soccer league in the world, featuring STANLEY®, STANLEY Security, BLACK+DECKER® and DEWALT® brands to a global audience. Starting in 2014, the Company became a sponsor for one of the world’s most popular football clubs, FC Barcelona ("FCB"), including player image rights, hospitality assets and stadium signage. In 2018, the Company was announced as the first ever shirt sponsor for the FCB Women's team in support of its commitment to global diversity and inclusion. Also in 2018, the Company joined forces by sponsoring the Envision Virgin Racing Formula E team, in support of the Company's commitment to sustainability and the future of electric mobility.
The above marketing initiatives highlight the Company's strong emphasis on brand building and support, which has resulted in more than 300 billion brand impressions via digital and traditional advertising annually and a steady improvement across the spectrum of brand awareness measures. The Company will continue allocating its brand and advertising spend wisely to capture the emerging digital landscape, whilst continuing to evolve proven marketing programs to deliver famous global brands that are deeply committed to societal improvement, along with transformative technologies to build relevant and meaningful 1:1 customer, consumer, employee and shareholder relationships in support of the Company's 22/22 Vision.
The Stanley Fulfillment System and SFS 2.0
Over the years, the Company has successfully leveraged SFS to drive efficiency throughout the supply chain and improve working capital performance in order to generate incremental free cash flow. Historically, SFS focused on streamlining operations, which helped reduce lead times, realize synergies during acquisition integrations, and mitigate material and energy price inflation. In 2015, the Company launched a refreshed and revitalized SFS operating system, entitled SFS 2.0, to drive from a more programmatic growth mentality to a true organic growth culture by more deeply embedding breakthrough innovation and commercial excellence into its businesses, and at the same time, becoming a significantly more digitally-enabled enterprise.
Leveraging SFS 2.0, the Company is building a culture in which it strives to become known as one of the world’s great innovative companies by embracing the current environment of rapid innovation and digital transformation. To pursue faster innovation, the Company is building a vast ecosystem to remain aware of and open to new technologies and advances by leveraging both internal initiatives and external partnerships. The innovation ecosystem and focus on digital disruption will allow the Company to apply innovation to its core processes in manufacturing and back office functions to reduce operating costs and inefficiencies, develop core and breakthrough product innovations within each of its businesses, and pursue disruptive business models to either push into new markets or change existing business models before competition or new market entrants capture the opportunity. The Company has already made progress towards these objectives, as evidenced by the creation of breakthrough innovation teams in each business, the Stanley Ventures group, which invests capital in new and emerging start-ups in core focus areas, the Techstars partnership, which selects start-ups from around the world with the goal of bringing breakthrough manufacturing technologies to market, and a Silicon Valley based team, which is building its own set of disruptive initiatives and exploring new business models.

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

SFS 2.0 is transforming the Company by focusing its employees on the following five key pillars:

•
Digital Excellence uses the power of digital to contemporize, be disruptive, and create value throughout the Company's array of products, processes and business models. Digital Excellence means leveraging the power of emerging technologies across the Company's businesses to connected devices, the Internet of Things ("IoT"), and big data, as well as social and mobile, even more than what is being done today. Digital is penetrating all aspects of the organization and feeds into and supports the other elements of SFS 2.0 - enabling better asset efficiency through Core

SFS / Industry 4.0, greater cost effectiveness via the Company's support functions, and improving revenues and margins via customer-facing opportunities.

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

•
Core SFS / Industry 4.0, which targets cost and asset efficiency, remains as the foundation for the Company's operating system and has yielded significant advances in improving working capital turns and free cash flow generation. The five operating principles encompassed by Core SFS / Industry 4.0, which work in concert, include: sales and operations planning ("S&OP"), operational lean, complexity reduction, global supply management, and order-to-cash excellence. The Company plans to continue leveraging these principles to further enhance the Company's already strong asset efficiency performance. Additionally, the Company is making investments behind the adoption of Industry 4.0 and advancing the Company's capabilities surrounding the automation of manufacturing that includes IoT, cloud computing, Artificial Intelligence ("AI"), 3-D printing, robotics, and advanced materials, among others.

•
Functional Transformation takes a clean-sheet approach to redesigning the Company's key support functions such as Finance, HR, IT and others, which although highly effective, after roughly a hundred acquisitions are not as efficient as they can be based on external benchmarks. This presents the Company with an opportunity to reduce complexity in order to realize the benefits from scale, reduce its SG&A as a percent of sales, and become a cost effectiveness enabler with the side benefit of helping to fund the other aspects of SFS 2.0 over the long term and to support margin expansion.

SFS 2.0 will serve as a powerful value driver in the years ahead, feeding the Company's innovation ecosystem, embracing outstanding commercial and supply chain excellence, embedding digital into the various business models, and funding it with world-class functional efficiency. Taken together, the five pillars above will directly support achievement of the Company's long-term financial objectives, including its 22/22 Vision, and further enable its shareholder-friendly capital allocation approach, which has served the Company well in the past and will continue to do so in the future.
Outlook for 2019
This outlook discussion is intended to provide broad insight into the Company’s near-term earnings and cash flow generation prospects. The Company expects 2019 diluted earnings per share to approximate $7.45 to $7.65 ($8.45 to $8.65 excluding acquisition-related and other charges), and free cash flow conversion, defined as free cash flow divided by net income, to approximate 85% to 90%. The 2019 outlook for adjusted diluted earnings per share assumes approximately $0.30 to $0.40 of accretion related to organic sales volume growth; approximately $1.05 of accretion due to the benefit from the cost reduction program partially offset by modest investments; approximately $0.10 of accretion related to the benefits from the MTD partnership and lower shares partially offset by higher interest expense; approximately $0.90 to $1.00 of dilution from incremental tariffs, commodity inflation, and currency partially offset by pricing actions; and approximately $0.15 of dilution due to an expected tax rate of approximately 17.5%.

RESULTS OF OPERATIONS
Below is a summary of the Company’s operating results at the consolidated level, followed by an overview of business segment performance. Certain amounts reported in the previous years have been recast as a result of the retrospective adoption of new accounting standards in the first quarter of 2018. Refer to Note A, Significant Accounting Policies, for further discussion.
Terminology: The term “organic” is utilized to describe results aside from the impacts of foreign currency fluctuations, acquisitions during their initial 12 months of ownership, and divestitures. This ensures appropriate comparability to operating results of prior periods.
Net Sales: Net sales were $13.982 billion in 2018 compared to $12.967 billion in 2017, representing an increase of 8% with strong organic growth of 5%. Acquisitions, primarily Newell Tools and Nelson, increased sales by 3%. Tools & Storage net sales increased 9% compared to 2017 due to strong organic growth of 7%, fueled by solid growth across all regions, and acquisition growth of 2%. Industrial net sales increased 11% compared to 2017 primarily due to acquisition growth of 9% and favorable currency of 2%. Security net sales increased 2% compared to 2017 due to increases of 1% in price, 3% in small bolt-on commercial electronic security acquisitions and 1% in foreign currency, partially offset by declines of 1% from the sale of the majority of the mechanical security businesses and 2% from lower volumes.
Net sales were $12.967 billion in 2017 compared to $11.594 billion in 2016, representing an increase of 12% fueled by strong organic growth of 7%. Acquisitions, primarily Newell Tools, and foreign currency increased sales by 7% and 1%, respectively, while the impact of divestitures decreased sales by 3%. Tools & Storage net sales increased 19% compared to 2016 due to strong innovation-fueled organic growth of 9%, with solid growth across all regions, and acquisition growth of 10%. Industrial net sales increased 6% relative to 2016 due to a 6% increase in sales volume, which was mainly driven by strong automotive system shipments in the Engineered Fastening business and successful commercial actions and higher inspection and onshore pipeline project activity in the Infrastructure business. Net sales in the Security segment decreased 8% compared to 2016 primarily due to a 12% decline from the sale of the majority of the mechanical security businesses, which more than offset increases from organic growth and small bolt-on commercial electronic security acquisitions of 1% and 3%, respectively.
Gross Profit: The Company reported gross profit of $4.851 billion, or 34.7% of net sales, in 2018 compared to $4.778 billion, or 36.9% of net sales, in 2017. Acquisition-related and other charges, which reduced gross profit, were $65.7 million in 2018 and $46.8 million in 2017. Excluding these charges, gross profit was 35.2% of net sales in 2018, compared to 37.2% in 2017, as volume leverage, productivity and price were more than offset by external headwinds, including commodity inflation, foreign exchange and tariffs.
The Company reported gross profit of $4.778 billion, or 36.9% of net sales, in 2017 compared to $4.268 billion, or 36.8% of net sales, in 2016. Excluding acquisition-related charges of $46.8 million, which primarily related to the amortization of the inventory step-up adjustment for the Newell Tools acquisition, gross profit was 37.2% of net sales in 2017. The year-over-year increase in the profit rate was attributable to volume leverage, productivity and cost control, which more than offset increasing commodity inflation and the impact from the mechanical security business divestiture.
SG&A Expense: Selling, general and administrative expenses, inclusive of the provision for doubtful accounts (“SG&A”), were $3.172 billion, or 22.7% of net sales, in 2018 compared to $2.999 billion, or 23.1% of net sales, in 2017. Within SG&A, acquisition-related and other charges totaled $157.8 million in 2018 and $37.7 million in 2017. Excluding these charges, SG&A was 21.6% of net sales in 2018 compared to 22.8% in 2017, due primarily to prudent cost management and volume leverage.
SG&A expenses were $2.999 billion, or 23.1% of net sales, in 2017 compared to $2.633 billion, or 22.7% of net sales, in 2016. Excluding acquisition-related charges of $37.7 million, SG&A was 22.8% of net sales in 2017. The slight year-over-year increase was driven by investments in growth initiatives partially offset by continued tight cost management.
Distribution center costs (i.e. warehousing and fulfillment facility and associated labor costs) are classified within SG&A. This classification may differ from other companies who may report such expenses within cost of sales. Due to diversity in practice, to the extent the classification of these distribution costs differs from other companies, the Company’s gross margins may not be comparable. Such distribution costs classified in SG&A amounted to $316.0 million in 2018, $279.8 million in 2017 and $235.3 million in 2016.
Corporate Overhead: The corporate overhead element of SG&A, which is not allocated to the business segments, amounted to $202.8 million, or 1.5% of net sales, in 2018, $217.4 million, or 1.7% of net sales, in 2017 and $190.9 million, or 1.6% of net sales, in 2016. Excluding acquisition-related charges of $12.7 million and $0.7 million in 2018 and 2017, respectively, the corporate overhead element of SG&A was 1.4% of net sales in 2018 compared to 1.7% of net sales in 2017 reflecting cost management. The increase in 2017 compared to 2016 was primarily due to investments in SFS 2.0 initiatives.

Other, net: Other, net totaled $287.0 million in 2018 compared to $269.2 million in 2017 and $185.9 million in 2016. Excluding the aforementioned EPA settlement charge and acquisition-related charges which totaled $108.1 million in 2018 and acquisition-related charges of $58.2 million in 2017, Other, net totaled $178.9 million and $211.0 million in 2018 and 2017, respectively. The year-over-year decrease in 2018 was driven by an environmental remediation charge of $17 million in 2017 relating to a legacy Black & Decker site and a favorable resolution of a prior claim in 2018, which more than offset higher intangible amortization expense in 2018. The increase in 2017 compared to 2016 was primarily driven by higher amortization expense related to the 2017 acquisitions, negative impacts of foreign currency and the environmental remediation charge of $17 million discussed above.

Refer to Note S, Contingencies, for additional information regarding the EPA settlement discussed above.

Loss (Gain) on Sales of Businesses: During 2018, the Company reported a $0.8 million pre-tax loss relating to a previously divested business. During 2017, the Company reported a $264.1 million pre-tax gain primarily relating to the sale of the majority of the Company's mechanical security businesses, as previously discussed.

Pension Settlement: Pension settlement of $12.2 million in 2017 reflects losses previously reported in Accumulated other comprehensive loss related to a non-U.S. pension plan for which the Company settled its obligation by purchasing an annuity and making lump sum payments to participants.

Interest, net: Net interest expense in 2018 was $209.2 million compared to $182.5 million in 2017 and $171.3 million in 2016. The increase in 2018 compared to 2017 was primarily due to higher interest rates and higher average balances relating to the Company's U.S. commercial paper borrowings partially offset by higher interest income. The increase in net interest expense in 2017 versus 2016 was primarily due to the termination of interest rate swaps in June 2016 hedging the Company's fixed rate debt.

Income Taxes: The Company's effective tax rate was 40.7% in 2018, 19.7% in 2017, and 21.3% in 2016. The 2018 effective tax rate includes net charges associated with the Act, which primarily related to the re-measurement of existing deferred tax balances, adjustments to the one-time transition tax, and the provision of deferred taxes on unremitted foreign earnings and profits for which the Company no longer asserts indefinite reinvestment. Excluding the impacts of the net charge related to the Act as well as the acquisition-related and other charges previously discussed, the effective tax rate in 2018 was 16.0%.  This effective tax rate differs from the U.S. statutory tax rate primarily due to a portion of the Company's earnings being realized in lower-taxed foreign jurisdictions and the favorable effective settlements of income tax audits.

The 2017 effective tax rate included a one-time net charge relating to the provisional amounts recorded associated with the U.S. tax legislation enacted in December 2017. The net charge primarily related to the re-measurement of existing deferred tax balances and the one-time transition tax. Excluding the impact of the divestitures, acquisition-related charges, and the net charge related to the Act, the effective tax rate was 20.0% in 2017.  This effective tax rate differed from the U.S. statutory rate primarily due to a portion of the Company's earnings being realized in lower-taxed foreign jurisdictions, the favorable settlement of certain income tax audits, and the acceleration of certain tax credits resulting in a tax benefit. The effective tax rate in 2016 differed from the U.S. statutory rate primarily due to a portion of the Company's earnings being realized in lower-taxed foreign jurisdictions, adjustments to tax positions relating to undistributed foreign earnings, and reversals of valuation allowances for certain foreign and U.S. state net operating losses, which had become realizable.

Business Segment Results
The Company’s reportable segments are aggregations of businesses that have similar products, services and end markets, among other factors. The Company utilizes segment profit which is defined as net sales minus cost of sales and SG&A inclusive of the provision for doubtful accounts (aside from corporate overhead expense), and segment profit as a percentage of net sales to assess the profitability of each segment. Segment profit excludes the corporate overhead expense element of SG&A, other, net (inclusive of intangible asset amortization expense), loss (gain) on sales of businesses, pension settlement, restructuring charges and asset impairments, interest income, interest expense, and income taxes. Corporate overhead is comprised of world headquarters facility expense, cost for the executive management team and expenses pertaining to certain centralized functions that benefit the entire Company but are not directly attributable to the businesses, such as legal and corporate finance functions. Refer to Note F, Goodwill and Intangible Assets, and Note O, Restructuring Charges and Asset Impairments, for the amount of intangible asset amortization expense and net restructuring charges and asset impairments, respectively, attributable to each segment.

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

(Millions of Dollars)	2018	2017	2016
Net sales	$9,814	$9,045	$7,619
Segment profit	$1,393	$1,439	$1,258
% of Net sales	14.2%	15.9%	16.5%
Tools & Storage net sales increased $769.0 million, or 9%, in 2018 compared to 2017. Organic sales increased 7%, with a 6% increase in volume and 1% increase in price, reflecting strong growth in each of the regions, and acquisitions, primarily Newell Tools, increased net sales by 2%. North America growth was driven by new product innovation, the rollout of the Craftsman brand and price realization. Europe growth was supported by new products and successful commercial actions. The growth in emerging markets was driven by mid-price-point product releases, e-commerce strategies and pricing actions.

Segment profit amounted to $1.393 billion, or 14.2% of net sales, in 2018 compared to $1.439 billion, or 15.9% of net sales, in 2017. Excluding acquisition-related and other charges of $142.6 million and $81.8 million in 2018 and 2017, respectively, segment profit amounted to 15.6% of net sales in 2018 compared to 16.8% in 2017, as the benefits from volume leverage, pricing and cost control were more than offset by the impacts from currency, commodity inflation and tariffs.
Tools & Storage net sales increased $1.426 billion, or 19%, in 2017 compared to 2016. Organic sales increased 9%, with strong organic growth in each of the regions, and acquisitions, primarily Newell, increased net sales by 10%. North America growth was supported by share gains from strong commercial execution and market-leading innovation, including sales from the FLEXVOLT® system, as well as a healthy U.S. tool market. Europe delivered above-market organic growth enabled by successful commercial actions and new product launches. The strong organic growth in emerging markets was supported by mid-price-point product releases, higher e-commerce volumes and strong commercial execution. Foreign currency increased sales by 1% while the sales of two small businesses in 2017 resulted in a 1% decrease.

Segment profit amounted to $1.439 billion, or 15.9% of net sales, in 2017 compared to $1.258 billion, or 16.5% of net sales, in 2016. Excluding acquisition-related charges of $81.8 million, segment profit amounted to 16.8% of net sales in 2017 compared to 16.5% in 2016, as volume leverage and productivity more than offset growth investments and increased commodity inflation.
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

(Millions of Dollars)	2018	2017	2016
Net sales	$2,188	$1,974	$1,864
Segment profit	$320	$346	$300
% of Net sales	14.6%	17.5%	16.1%
Industrial net sales increased $213.5 million, or 11%, in 2018 compared to 2017, due to acquisition growth of 9% and favorable foreign currency of 2%. Engineered Fastening organic revenues increased 1% due primarily to industrial and automotive fastener penetration gains which were partially offset by the expected impact from lower automotive system shipments. Infrastructure organic revenues were down 1% due to anticipated lower pipeline project activity in the Oil & Gas business, partially offset by volume growth within the Hydraulics business.

Segment profit totaled $319.8 million, or 14.6% of net sales, in 2018 compared to $345.9 million, or 17.5% of net sales, in 2017. Excluding acquisition-related and other charges of $26.0 million in 2018, segment profit amounted to 15.8% of net sales in 2018 compared to 17.5% in 2017, as productivity gains and cost control were more than offset by commodity inflation and the modestly dilutive impact from the Nelson acquisition.

Industrial net sales increased $110.3 million, or 6%, in 2017 compared to 2016, due to a 6% increase in organic sales. Engineered Fastening organic sales increased 4% as strong automotive system shipments and volume growth in general industrial markets more than offset lower volumes within electronics. Infrastructure organic sales increased 12% due to successful commercial actions and improved market conditions in the Hydraulics business and higher inspection and North American onshore pipeline project activity in the Oil & Gas business.

Segment profit totaled $345.9 million, or 17.5% of net sales, in 2017 compared to $300.1 million, or 16.1% of net sales, in 2016. The year-over-year increase in segment profit rate was primarily due to volume leverage, productivity gains and cost control.

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

(Millions of Dollars)	2018	2017	2016
Net sales	$1,981	$1,947	$2,110
Segment profit	$169	$212	$268
% of Net sales	8.5%	10.9%	12.7%
Security net sales increased $33.3 million, or 2%, in 2018 compared to 2017, primarily due to increases of 1% in price, 3% in small bolt-on commercial electronic security acquisitions and 1% in foreign currency, partially offset by declines of 1% from the sale of the majority of the mechanical security businesses and 2% from lower volumes. Organic sales for North America decreased 1% as higher volumes within automatic doors were offset by lower installations in commercial electronic security. Europe declined 1% organically as strength within the Nordics was offset by weakness in the U.K. and France.
Segment profit amounted to $169.3 million, or 8.5% of net sales, in 2018 compared to $211.7 million, or 10.9% of net sales, in 2017. Excluding acquisition-related and other charges of $42.2 million and $2.0 million in 2018 and 2017, respectively, segment profit amounted to 10.7% of net sales in 2018 compared to 11.0% in 2017. The year-over-year change in segment profit rate reflects investments to support business transformation in commercial electronic security and the impact from the sale of the majority of the mechanical security business, partially offset by a continued focus on cost containment.
Security net sales decreased $163.0 million, or 8%, in 2017 compared to 2016, primarily due to a 12% decline from the sale of the majority of the mechanical security businesses. Organic sales and small bolt-on commercial electronic security acquisitions provided increases of 1% and 3%, respectively. North America organic sales increased 2% on higher installation volumes within the commercial electronic security and automatic doors businesses and growth within healthcare. Europe organic growth was relatively flat as strength within the U.K. and the Nordics was mostly offset by anticipated ongoing weakness in France.

Segment profit amounted to $211.7 million, or 10.9% of net sales, in 2017 compared to $267.9 million, or 12.7% of net sales, in 2016. Excluding acquisition-related charges of $2.0 million in 2017, segment profit amounted to 11.0% of net sales in 2017 compared to 12.7% in 2016. The decrease in the 2017 segment profit rate reflected an approximate 90 basis point decline related to the sale of the mechanical security businesses, as well as impacts from mix and funding growth investments.

RESTRUCTURING ACTIVITIES
A summary of the restructuring reserve activity from December 30, 2017 to December 29, 2018 is as follows:

(Millions of Dollars)	12/30/2017	Net Additions	Usage	Currency	12/29/2018
Severance and related costs	$20.0	$151.0	$(64.1)	$(1.2)	$105.7
Facility closures and asset impairments	3.2	9.3	(9.4)	—	3.1
Total	$23.2	$160.3	$(73.5)	$(1.2)	$108.8
During 2018, the Company recognized net restructuring charges and asset impairments of $160.3 million, which primarily relates to the cost reduction program in the fourth quarter of 2018. This amount reflects $151.0 million of net severance charges associated with the reduction of 4,184 employees and $9.3 million of facility closure and other restructuring costs. The Company expects the 2018 actions to result in annual net cost savings of approximately $230 million by the end of 2019.
The majority of the $108.8 million of reserves remaining as of December 29, 2018 is expected to be utilized within the next twelve months.
During 2017, the Company recognized net restructuring charges and asset impairments of $51.5 million. This amount reflected $40.6 million of net severance charges associated with the reduction of 1,584 employees and $10.9 million of facility closure and other restructuring costs. The 2017 actions resulted in annual net cost savings of approximately $45 million in 2018, primarily in the Tools & Storage and Security segments.
During 2016, the Company recognized net restructuring charges and asset impairments of $49.0 million. This amount reflected $27.3 million of net severance charges associated with the reduction of 1,326 employees. The Company also recognized $11.0 million of facility closure costs and $10.7 million of asset impairments. The 2016 actions resulted in annual net cost savings of approximately $20 million in each segment.
Segments: The $160 million of net restructuring charges and asset impairments for the year ended December 29, 2018 includes: $80 million pertaining to the Tools & Storage segment; $30 million pertaining to the Industrial segment; $36 million pertaining to the Security segment; and $14 million pertaining to Corporate.
The anticipated annual net cost savings of approximately $230 million related to the 2018 restructuring actions include: $115 million pertaining to the Tools & Storage segment; $30 million pertaining to the Industrial segment; $55 million relating to the Security segment; and $30 million relating to Corporate.

FINANCIAL CONDITION
Liquidity, Sources and Uses of Capital: The Company’s primary sources of liquidity are cash flows generated from operations and available lines of credit under various credit facilities. Below is a summary of the Company’s cash flow results. Certain amounts reported in the previous years have been recast as a result of the adoption of new accounting standards in the first quarter of 2018. Refer to Note A, Significant Accounting Policies, for further discussion.
Operating Activities: Cash flows provided by operations were $1.261 billion in 2018 compared to $669 million in 2017. As discussed further in Note A, Significant Accounting Policies, operating cash flows in 2017 have decreased by approximately $750 million as a result of the retrospective adoption of new cash flow standards in the first quarter of 2018. Excluding the impact of the new standards, cash flows provided by operations in 2018 decreased year-over-year primarily due to higher income tax payments and higher payments associated with acquisition-related and other charges.
In 2017, cash flows from operations were $669 million compared to $1.186 billion in 2016. Excluding the impacts of the new cash flow standards described above, operating cash flows in 2017 decreased slightly compared to 2016 due primarily to higher cash outflows from working capital to support outsized organic growth in the Tools & Storage segment, partially offset by higher earnings excluding the impacts of non-cash items (gain on sales of businesses and amortization of inventory step-up).
Free Cash Flow: Free cash flow, as defined in the table below, was $769 million in 2018 compared to $226 million in 2017 and $839 million in 2016. Excluding the retrospective impacts of the previously discussed new cash flow standards adopted in the first quarter of 2018, free cash flow totaled $976 million in 2017 and $1.138 billion in 2016. Management considers free cash flow an important indicator of its liquidity, as well as its ability to fund future growth and provide dividends to shareowners. Free cash flow does not include deductions for mandatory debt service, other borrowing activity, discretionary dividends on the Company’s common stock and business acquisitions, among other items.

(Millions of Dollars)	2018	2017 [1]	2016 [1]
Net cash provided by operating activities	$1,261	$669	$1,186
Less: capital and software expenditures	(492)	(443)	(347)
Free cash flow	$769	$226	$839
1 Certain amounts reported in the previous years have been recast as a result of the adoption of new accounting standards in the first quarter of 2018. Refer to Note A, Significant Accounting Policies, for further discussion.
Investing Activities: Cash flows used in investing activities totaled $989 million in 2018, primarily due to business acquisitions of $525 million, mainly related to the Nelson acquisition, and capital and software expenditures of $492 million. The increase in capital and software expenditures in 2018 was primarily due to technology-related and capacity investments to support the Company's strong organic growth and its SFS 2.0 initiatives.
Cash flows used in investing activities in 2017 totaled $1.567 billion, which primarily consisted of business acquisitions of $2.584 billion, mainly related to the Newell Tools and Craftsman acquisitions, and capital and software expenditures of $443 million, partially offset by proceeds of $757 million from sales of businesses and $705 million from the deferred purchase price receivable related to an accounts receivable sales program, which was terminated in February 2018. The increase in capital and software expenditures in 2017 was due to growth in the Company's supply chain and investments related to functional transformation.
Cash flows provided by investing activities in 2016 totaled $61 million, which primarily consisted of $345 million of proceeds from the deferred purchase price receivable related to the terminated accounts receivable sales program discussed above and net investment hedge settlements of $105 million, partially offset by capital and software expenditures of $347 million. The proceeds from net investment hedge settlements were primarily driven by the significant fluctuations in foreign currency rates during 2016 associated with foreign exchange contracts hedging a portion of the Company's pound sterling, Canadian dollar, and Euro denominated net investments.
Financing Activities: Cash flows used in financing activities totaled $562 million in 2018 due primarily to the repurchase of common shares for $527 million and cash dividend payments of $385 million, partially offset by $433 million of net proceeds from short-term borrowings under the Company's commercial paper program.
Cash flows provided by financing activities totaled $295 million in 2017 primarily due to $726 million in proceeds from the issuance of equity units, partially offset by $363 million of cash payments for dividends and $77 million of net repayments of short-term borrowings under the Company's commercial paper program.
Cash flows used in financing activities in 2016 totaled $433 million, primarily due to share repurchases of $374 million, cash payments for dividends of $331 million, and the settlement of the October 2014 forward share purchase contract for $147 million, partially offset by proceeds from issuances of common stock of $419 million, which mainly related to the issuance of 3.5 million shares associated with the settlement of the 2013 Equity Purchase Contracts.
Fluctuations in foreign currency rates negatively impacted cash by $54 million in 2018 due to the strengthening of the U.S. Dollar against the Company's other currencies. Foreign currency positively impacted cash by $81 million in 2017 and negatively impacted cash by $102 million in 2016 due to movements in the U.S. Dollar against other currencies.
Refer to Note H, Long-Term Debt and Financing Arrangements, and Note J, Capital Stock, for further discussion regarding the Company's debt and equity arrangements.
Credit Ratings and Liquidity:
The Company maintains strong investment grade credit ratings from the major U.S. rating agencies on its senior unsecured debt (S&P A, Fitch A-, Moody's Baa1), as well as its commercial paper program (S&P A-1, Fitch F2, Moody's P-2). There have been no changes to any of the ratings during 2018.  Failure to maintain strong investment grade rating levels could adversely affect the Company’s cost of funds, liquidity and access to capital markets, but would not have an adverse effect on the Company’s ability to access its existing committed credit facilities.
Cash and cash equivalents totaled $289 million as of December 29, 2018, comprised of $60 million in the U.S. and $229 million in foreign jurisdictions. As of December 30, 2017, cash and cash equivalents totaled $638 million, comprised of $54 million in the U.S. and $584 million in foreign jurisdictions.

As a result of the Act, the Company's tax liability related to the one-time transition tax associated with unremitted foreign earnings and profits totaled $366 million at December 29, 2018. The Act permits a U.S. company to elect to pay the net tax liability interest-free over a period of up to eight years. See the Contractual Obligations table below for the estimated amounts due by period. The Company has considered the implications of paying the required one-time transition tax, and believes it will not have a material impact on its liquidity. Refer to Note Q, Income Taxes, for further discussion of the impacts of the Act.
In November 2018, the Company issued $500 million of senior unsecured notes, maturing on November 15, 2028 ("2028 Term Notes") and $500 million of senior unsecured notes, maturing on November 15, 2048 ("2048 Term Notes"). The 2028 Term Notes and 2048 Term Notes will accrue interest at fixed rates of 4.25% per annum and 4.85% per annum, respectively, with interest payable semi-annually in arrears on both notes. The notes are unsecured and rank equally with all of the Company's existing and future unsecured and unsubordinated debt. The Company received net proceeds of $990.0 million which reflects a discount of $0.9 million and $9.1 million of underwriting expenses and other fees associated with the transaction. The Company used the net proceeds from the offering for general corporate purposes, including repayment of other borrowings. Contemporaneously with the issuance of the 2028 Term Notes and 2048 Term Notes, the Company paid $977.5 million to settle its remaining obligations of two unsecured notes that matured in November 2018, which related to the Equity Units issued in December 2013 and the Convertible Preferred Units issued in November 2010. Refer to Note H, Long-Term Debt and Financing Arrangements, for further discussion of these arrangements.

In May 2017, the Company issued 7,500,000 Equity Units with a total notional value of $750.0 million ("$750 million Equity Units"). Each unit has a stated amount of $100 and initially consisted of a three-year forward stock purchase contract ("2020 Purchase Contracts") for the purchase of a variable number of shares of common stock, on May 15, 2020, for a price of $100, and a 10% beneficial ownership interest in one share of 0% Series C Cumulative Perpetual Convertible Preferred Stock, without par, with a liquidation preference of $1,000 per share ("Series C Preferred Stock"). The Company received approximately $726 million in cash proceeds from the $750 million Equity Units, net of underwriting costs and commissions, before offering expenses, and issued 750,000 shares of Series C Preferred Stock, recording $750.0 million in preferred stock. The proceeds were used for general corporate purposes, including repayment of short-term borrowings. The Company also used $25.1 million of the proceeds to enter into capped call transactions utilized to hedge potential economic dilution. On and after May 15, 2020, the Series C Preferred Stock may be converted into common stock at the option of the holder. At the election of the Company, upon conversion, the Company may deliver cash, common stock, or a combination thereof. On or after June 22, 2020, the Company may elect to redeem for cash, all or any portion of the outstanding shares of the Series C Preferred Stock at a redemption price equal to 100% of the liquidation preference, plus any accumulated and unpaid dividends. If the Company calls the Series C Preferred Stock for redemption, holders may convert their shares immediately preceding the redemption date. Upon settlement of the 2020 Purchase Contracts, the Company will receive additional cash proceeds of $750 million. The Company will pay the holders of the 2020 Purchase Contracts quarterly contract adjustment payments, which commenced in August 2017. As of December 29, 2018, the present value of the contract adjustment payments was $58.8 million.

In January 2017, the Company amended its existing $2.0 billion commercial paper program to increase the maximum amount of notes authorized to be issued to $3.0 billion and to include Euro denominated borrowings in addition to U.S. Dollars. As of December 29, 2018, the Company had $373.0 million of borrowings outstanding against the Company's $3.0 billion commercial paper program, of which approximately $228.9 million in Euro denominated commercial paper was designated as a Net Investment Hedge as described in more detailed in Note I, Financial Instruments. At December 30, 2017, the Company had no borrowings outstanding against the Company’s $3.0 billion commercial paper program.

In September 2018, the Company amended and restated its existing five-year $1.75 billion committed credit facility with the concurrent execution of a new five-year $2.0 billion committed credit facility (the "5 Year Credit Agreement"). Borrowings under the Credit Agreement may be made in U.S. Dollars, Euros or Pounds Sterling. A sub-limit of $653.3 million is designated for swing line advances which may be drawn in Euros pursuant to the terms of the 5 Year Credit Agreement. Borrowings bear interest at a floating rate plus an applicable margin dependent upon the denomination of the borrowing and specific terms of the 5 Year Credit Agreement. The Company must repay all advances under the 5 Year Credit Agreement by the earlier of September 12, 2023 or upon termination. The 5 Year Credit Agreement is designated to be a liquidity back-stop for the Company's $3.0 billion U.S. Dollar and Euro commercial paper program. As of December 29, 2018 and December 30, 2017, the Company had not drawn on its five-year committed credit facility.

In September 2018, the Company terminated its previous 364-day $1.25 billion committed credit facility and concurrently executed a new 364-Day $1.0 billion committed credit facility (the "364 Day Credit Agreement"). Borrowings under the 364 Day Credit Agreement may be made in U.S. Dollars or Euros and bear interest at a floating rate plus an applicable margin dependent upon the denomination of the borrowing and pursuant to the terms of the 364 Day Credit Agreement. The Company must repay all advances under the 364 Day Credit Agreement by the earlier of September 11, 2019 or upon termination. The

Company may, however, convert all advances outstanding upon termination, into a term loan that shall be repaid in full no later than the first anniversary of the termination date, provided that the Company, among other things, pays a fee to the administrative agent for the account of each lender. The 364 Day Credit Agreement serves as a liquidity back-stop for the Company's $3.0 billion U.S. Dollar and Euro commercial paper program. As of December 29, 2018, the Company had not drawn on its 364-Day committed credit facility.

In addition, the Company has other short-term lines of credit that are primarily uncommitted, with numerous banks, aggregating $455.4 million, of which $357.8 million was available at December 29, 2018. Short-term arrangements are reviewed annually for renewal.

At December 29, 2018, the aggregate amount of committed and uncommitted lines of credit, long-term and short-term, was $3.5 billion. At December 29, 2018, $376.1 million was recorded as short-term borrowings relating to commercial paper and amounts outstanding against uncommitted lines. In addition, $97.6 million of the short-term credit lines was utilized primarily pertaining to outstanding letters of credit for which there are no required or reported debt balances. The weighted-average interest rates on U.S. dollar denominated short-term borrowings for the years ended December 29, 2018 and December 30, 2017 were 2.3% and 1.2%, respectively. The weighted-average interest rate on Euro denominated short-term borrowings for the years ended December 29, 2018 and December 30, 2017 was negative 0.3%.

In March 2015, the Company entered into a forward share purchase contract with a financial institution counterparty for 3,645,510 shares of common stock. The contract obligates the Company to pay $350.0 million, plus an additional amount related to the forward component of the contract. In June 2018, the Company amended the settlement date to April 2021, or earlier at the Company's option.

In December 2013, the Company issued $400.0 million 5.75% fixed-to-floating rate junior subordinated debentures maturing December 15, 2053 (“2053 Junior Subordinated Debentures”) that bore interest at a fixed rate of 5.75% per annum, up to, but excluding December 15, 2018. From and including December 15, 2018, the 2053 Junior Subordinated Debentures will bear interest at an annual rate equal to three-month LIBOR plus 4.304%. The debentures subordination and long tenor provides significant credit protection measures for senior creditors and as a result, the debentures were awarded a 50% equity credit by S&P and Fitch, and 25% equity credit by Moody's. The net proceeds from the offering were primarily used to repay commercial paper borrowings. On February 25, 2019, the Company redeemed all of the outstanding 2053 Junior Subordinated Debentures for $405.7 million, which represented 100% of the principal amount plus accrued and unpaid interest to the redemption date.

Refer to Note H, Long-Term Debt and Financing Arrangements, and Note J, Capital Stock, for further discussion regarding the Company's debt and equity arrangements.
Contractual Obligations: The following table summarizes the Company’s significant contractual obligations and commitments that impact its liquidity:

Payments Due by Period
(Millions of Dollars)	Total	2019	2020-2021	2022-2023	Thereafter
Long-term debt (a)	$3,862	$403	$401	$758	$2,300
Interest payments on long-term debt (b)	3,065	161	310	258	2,336
Short-term borrowings	373	373	—	—	—
Operating leases	533	135	188	98	112
Inventory purchase commitments (c)	466	466	—	—	—
Deferred compensation	27	3	5	1	18
Marketing obligations	52	32	16	4	—
Derivatives (d)	8	—	—	8	—
Forward stock purchase contract (e)	350	—	350	—	—
Pension funding obligations (f)	44	44	—	—	—
Contract adjustment fees (g)	60	40	20	—	—
Purchase price (h)	250	—	250	—	—
U.S. income tax (i)	366	—	62	102	202
Total contractual cash obligations	$9,456	$1,657	$1,602	$1,229	$4,968

(a)
Future payments on long-term debt encompass all payments related to aggregate debt maturities, excluding certain fair value adjustments included in long-term debt. As previously discussed, the Company redeemed all of the outstanding 2053 Junior Subordinated Debentures on February 25, 2019. Accordingly, the payment related to the redemption has been reflected in 2019 in the table above. Refer to Note H, Long-Term Debt and Financing Arrangements, for further discussion.

(b)
Future interest payments on long-term debt reflect the applicable fixed interest rate or variable rate for floating rate debt in effect at December 29, 2018. In addition, interest payments related to the 2053 Junior Subordinated Debentures have been adjusted accordingly as a result of the February 25, 2019 redemption discussed in (a) above.

(c)	Inventory purchase commitments primarily consist of open purchase orders to purchase raw materials, components, and sourced products.

(d)
Future cash flows on derivative instruments reflect the fair value and accrued interest as of December 29, 2018. The ultimate cash flows on these instruments will differ, perhaps significantly, based on applicable market interest and foreign currency rates at their maturity.

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

(f)
This amount principally represents contributions either required by regulations or laws or, with respect to unfunded plans, necessary to fund current benefits. The Company has not presented estimated pension and post-retirement funding beyond 2019 as funding can vary significantly from year to year based upon changes in the fair value of the plan assets, actuarial assumptions, and curtailment/settlement actions.

(g)	These amounts represent future contract adjustment payments to holders of the Company's 2020 Purchase Contracts. See Note J, Capital Stock, for further discussion.

(h)
The Company acquired the Craftsman® brand from Sears Holdings in March 2017. As part of the purchase price, the Company is obligated to pay $250 million in March 2020. See Note E, Acquisitions, for further discussion.

(i)	Income tax liability for the one-time deemed repatriation tax on unremitted foreign earnings and profits. See Note Q, Income Taxes, for further discussion.

To the extent the Company can reliably determine when payments will occur, the related amounts will be included in the table above. However, due to the high degree of uncertainty regarding the timing of potential future cash flows associated with the contingent consideration liability related to the Craftsman acquisition and the unrecognized tax liabilities of $169 million and $460 million, respectively, at December 29, 2018, the Company is unable to make a reliable estimate of when (if at all) these amounts may be paid. Refer to Note E, Acquisitions, Note M, Fair Value Measurements, and Note Q, Income Taxes, for further discussion.

Payments of the above contractual obligations (with the exception of payments related to debt principal, the forward stock purchase contract, contract adjustment fees, the March 2020 purchase price, and tax obligations) will typically generate a cash tax benefit such that the net cash outflow will be lower than the gross amounts summarized above.

Other Significant Commercial Commitments:

Amount of Commitment Expirations Per Period
(Millions of Dollars)	Total	2019	2020-2021	2022-2023	Thereafter
U.S. lines of credit	$3,000	$1,000	$—	$2,000	$—
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
Exposure to foreign currency risk results because the Company, through its global businesses, enters into transactions and makes investments denominated in multiple currencies. The Company’s predominant currency exposures are related to the Euro, Canadian Dollar, British Pound, Australian Dollar, Brazilian Real, Argentine Peso, Chinese Renminbi (“RMB”) and the Taiwan Dollar. Certain cross-currency trade flows arising from both trade and affiliate sales and purchases are consolidated and netted prior to obtaining risk protection through the use of various derivative financial instruments which may include: purchased basket options, purchased options, collars, cross-currency swaps and currency forwards. The Company is thus able to capitalize on its global positioning by taking advantage of naturally offsetting exposures and portfolio efficiencies to reduce the cost of purchasing derivative protection. At times, the Company also enters into foreign exchange derivative contracts to reduce the earnings and cash flow impact of non-functional currency denominated receivables and payables, primarily for affiliate transactions. Gains and losses from these hedging instruments offset the gains or losses on the underlying net exposures. Management determines the nature and extent of currency hedging activities, and in certain cases, may elect to allow certain currency exposures to remain un-hedged. The Company may also enter into cross-currency swaps and forward contracts to hedge the net investments in certain subsidiaries and better match the cash flows of operations to debt service requirements. Management estimates the foreign currency impact from its derivative financial instruments outstanding at the end of 2018 would have been an incremental pre-tax loss of approximately $52 million based on a hypothetical 10% adverse movement in all net derivative currency positions. The Company follows risk management policies in executing derivative financial instrument transactions, and does not use such instruments for speculative purposes. The Company generally does not hedge the translation of its non-U.S. dollar earnings in foreign subsidiaries, but may choose to do so in certain instances in future periods.
As mentioned above, the Company routinely has cross-border trade and affiliate flows that cause an impact on earnings from foreign exchange rate movements. The Company is also exposed to currency fluctuation volatility from the translation of foreign earnings into U.S. dollars and the economic impact of foreign currency volatility on monetary assets held in foreign currencies. It is more difficult to quantify the transactional effects from currency fluctuations than the translational effects. Aside from the use of derivative instruments, which may be used to mitigate some of the exposure, transactional effects can potentially be influenced by actions the Company may take. For example, if an exposure occurs from a European entity sourcing product from a U.S. supplier it may be possible to change to a European supplier. Management estimates the combined translational and transactional impact, on pre-tax earnings, of a 10% overall movement in exchange rates is approximately $174 million, or approximately $0.96 per diluted share. In 2018, translational and transactional foreign currency fluctuations negatively impacted pre-tax earnings by approximately $100.0 million and diluted earnings per share by approximately $0.55.
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
The Company’s primary exposure to interest rate risk comes from its floating rate debt in the U.S. which is based on LIBOR rates. At December 29, 2018, the impact of a hypothetical 10% increase in the interest rates associated with the Company’s floating rate debt instruments would have an immaterial effect on the Company’s financial position and results of operations.
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
Fluctuations in the fair value of the Company’s common stock affect domestic retirement plan expense as discussed below in the Employee Stock Ownership Plan ("ESOP") section of MD&A. Additionally, the Company has $85 million of liabilities as of December 29, 2018 pertaining to unfunded defined contribution plans for certain U.S. employees for which there is mark-to-market exposure.
The assets held by the Company’s defined benefit plans are exposed to fluctuations in the market value of securities, primarily global stocks and fixed-income securities. The funding obligations for these plans would increase in the event of adverse changes in the plan asset values, although such funding would occur over a period of many years. In 2018, 2017, and 2016, investment returns on pension plan assets resulted in a $72 million decrease, a $217 million increase, and a $260 million increase, respectively. The Company expects funding obligations on its defined benefit plans to be approximately $44 million in 2019. The Company employs diversified asset allocations to help mitigate this risk. Management has worked to minimize this exposure by freezing and terminating defined benefit plans where appropriate.
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
OTHER MATTERS
Employee Stock Ownership Plan ("ESOP") — As detailed in Note L, Employee Benefit Plans, the Company has an ESOP under which the ongoing U.S. Core and 401(k) defined contribution plans are funded. Overall ESOP expense is affected by the market value of the Company’s stock on the monthly dates when shares are released, among other factors. The Company’s net ESOP activity resulted in expense of $0.4 million in 2018, income of $1.3 million in 2017, and expense of $3.1 million in 2016. ESOP expense could increase in the future if the market value of the Company’s common stock declines. In addition, ESOP expense will increase once all remaining unallocated shares are released, which could occur as early as 2019.
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
INVENTORIES — Inventories in the U.S. are primarily valued at the lower of Last-In First-Out (“LIFO”) cost or market, while non-U.S. inventories are primarily valued at the lower of First-In, First-Out (“FIFO”) cost and net realizable value. The calculation of LIFO reserves, and therefore the net inventory valuation, is affected by inflation and deflation in inventory components. The Company continually reviews the carrying value of discontinued product lines and stock-keeping-units (“SKUs”) to determine that these items are properly valued. The Company also continually evaluates the composition of its inventory and identifies obsolete and/or slow-moving inventories. Inventory items identified as obsolete and/or slow-moving are evaluated to determine if write-downs are required. The Company assesses the ability to dispose of these inventories at a price greater than cost. If it is determined that cost is less than market or net realizable value, as applicable, cost is used for inventory valuation. If market value or net realizable value, as applicable, is less than cost, the Company writes down the related inventory to that value.
GOODWILL AND INTANGIBLE ASSETS — The Company acquires businesses in purchase transactions that result in the recognition of goodwill and intangible assets. The determination of the value of intangible assets requires management to make estimates and assumptions. In accordance with ASC 350-20, Goodwill, acquired goodwill and indefinite-lived intangible assets are not amortized but are subject to impairment testing at least annually or when an event occurs or circumstances change that indicate it is more likely than not an impairment exists. Definite-lived intangible assets are amortized and are tested for impairment when an event occurs or circumstances change that indicate it is more likely than not that an impairment exists. Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. At December 29, 2018, the Company reported $8.957 billion of goodwill, $2.199 billion of indefinite-lived trade names and $1.286 billion of net definite-lived intangibles.
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

As required by the Company’s policy, goodwill was tested for impairment in the third quarter of 2018. In accordance with Accounting Standards Update ("ASU") 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment, companies are permitted to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step quantitative goodwill impairment test. Under the two-step quantitative goodwill impairment test, the fair value of the reporting unit is compared to its respective carrying amount including goodwill. If the fair value exceeds the carrying amount, then no impairment exists. If the carrying amount exceeds the fair value, further analysis is performed to assess impairment. Such tests are completed separately with respect to the goodwill of each of the Company’s reporting units. Accordingly, for its annual impairment testing performed in the third quarter of 2018, the Company applied the qualitative assessment for two of its reporting units, while performing the quantitative test for three of its reporting units. Based on the results of this testing, the Company determined that the fair values of each of its reporting units exceeded their respective carrying amounts.
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
With respect to the quantitative tests, the Company assessed the fair values of the three reporting units based on a discounted cash flow valuation model. The key assumptions applied to the cash flow projections were discount rates, which ranged from 8.0% to 9.5%, near-term revenue growth rates over the next five years, which represented cumulative annual growth rates ranging from approximately 5% to 8%, and perpetual growth rates of 3%. These assumptions contemplated business, market and overall economic conditions. Based on the results of this testing, the Company determined that the fair values of each of the three reporting units exceeded their respective carrying amounts. Furthermore, management performed sensitivity analyses on the estimated fair values from the discounted cash flow valuation models utilizing more conservative assumptions that reflect reasonably likely future changes in the discount rate and perpetual growth rate. The discount rate was increased by 100 basis points with no impairment indicated. The perpetual growth rate was decreased by 150 basis points with no impairment indicated.
The Company also tested its indefinite-lived trade names for impairment during the third quarter of 2018 utilizing a discounted cash flow model. The key assumptions used included discount rates, royalty rates, and perpetual growth rates applied to the projected sales. Based on these quantitative impairment tests, the Company determined that the fair values of the indefinite-lived trade names exceeded their respective carrying amounts.
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
DEFINED BENEFIT OBLIGATIONS — The valuation of pension and other postretirement benefits costs and obligations is dependent on various assumptions. These assumptions, which are updated annually, include discount rates, expected return on plan assets, future salary increase rates, and health care cost trend rates. The Company considers current market conditions, including interest rates, to establish these assumptions. Discount rates are developed considering the yields available on high-quality fixed income investments with maturities corresponding to the duration of the related benefit obligations. The Company’s weighted-average discount rates used to determine benefit obligations at December 29, 2018 for the United States and international pension plans were 4.20% and 2.62%, respectively. The Company’s weighted-average discount rates used to determine benefit obligations at December 30, 2017 for the United States and international pension plans were 3.53% and 2.24%, respectively. As discussed further in Note L, Employee Benefit Plans, the Company develops the expected return on plan assets considering various factors, which include its targeted asset allocation percentages, historic returns, and expected future returns. The Company’s expected rate of return assumptions for the United States and international pension plans were 6.25% and 4.37%, respectively, at December 29, 2018. The Company will use a 5.51% weighted-average expected rate of return assumption to determine the 2019 net periodic benefit cost. A 25 basis point reduction in the expected rate of return assumption would increase 2019 net periodic benefit cost by approximately $5 million on a pre-tax basis.
The Company believes that the assumptions used are appropriate; however, differences in actual experience or changes in the assumptions may materially affect the Company’s financial position or results of operations. To the extent that actual (newly measured) results differ from the actuarial assumptions, the difference is recognized in accumulated other comprehensive loss, and, if in excess of a specified corridor, amortized over future periods. The expected return on plan assets is determined using the expected rate of return and the fair value of plan assets. Accordingly, market fluctuations in the fair value of plan assets can affect the net periodic benefit cost in the following year. The projected benefit obligation for defined benefit plans exceeded the fair value of plan assets by $616 million at December 29, 2018. A 25 basis point reduction in the discount rate would have increased the projected benefit obligation by approximately $81 million at December 29, 2018. The primary Black & Decker U.S. pension and post employment benefit plans were curtailed in late 2010, as well as the only material Black & Decker international plan, and in their place the Company implemented defined contribution benefit plans. The vast majority of the projected benefit obligation pertains to plans that have been frozen; the remaining defined benefit plans that are not frozen are predominantly small domestic union plans and those that are statutorily mandated in certain international jurisdictions. The Company recognized $4 million of defined benefit plan income in 2018, which may fluctuate in future years depending upon various factors including future discount rates and actual returns on plan assets.
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
As of December 29, 2018, the Company had reserves of $246.6 million for remediation activities associated with Company-owned properties as well as for Superfund sites, for losses that are probable and estimable. The range of environmental remediation costs that is reasonably possible is $214.0 million to $344.3 million which is subject to change in the near term. The Company may be liable for environmental remediation of sites it no longer owns. Liabilities have been recorded on those sites in accordance with this policy.
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

The Act subjects a U.S. shareholder to current tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The Financial Accounting Standards Board ("FASB") Staff Q&A, Topic 740 No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. The Company has elected to recognize the tax on GILTI as a period expense in the period the tax is incurred.
The Company records uncertain tax positions in accordance with ASC 740, which requires a two-step process. First, management determines whether it is more likely than not that a tax position will be sustained based on the technical merits of the position and second, for those tax positions that meet the more likely than not threshold, management recognizes the largest amount of the tax benefit that is greater than 50 percent likely to be realized upon ultimate settlement with the related taxing authority. The Company maintains an accounting policy of recording interest and penalties on uncertain tax positions as a component of Income taxes in the Consolidated Statements of Operations.
The Company is subject to income tax in a number of locations, including many state and foreign jurisdictions. Significant judgment is required when calculating the worldwide provision for income taxes. Many factors are considered when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments, and which may not accurately anticipate actual outcomes. It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Company's unrecognized tax positions will significantly increase or decrease within the next twelve months. These changes may be the result of settlements of ongoing audits or final decisions in transfer pricing matters. The Company periodically assesses its liabilities and contingencies for all tax years still subject to audit based on the most current available information, which involves inherent uncertainty.
Additional information regarding income taxes is available in Note Q, Income Taxes.
RISK INSURANCE — To manage its insurance costs efficiently, the Company self insures for certain U.S. business exposures and generally has low deductible plans internationally. For domestic workers’ compensation, automobile and product liability (liability for alleged injuries associated with the Company’s products), the Company generally purchases insurance coverage only for severe losses that are unlikely, and these lines of insurance involve the most significant accounting estimates. While different self insured retentions, in the form of deductibles and self insurance through its captive insurance company, exist for each of these lines of insurance, the maximum self insured retention is set at no more than $5 million per occurrence. The process of establishing risk insurance reserves includes consideration of actuarial valuations that reflect the Company’s specific loss history, actual claims reported, and industry trends among statistical and other factors to estimate the range of reserves required. Risk insurance reserves are comprised of specific reserves for individual claims and additional amounts expected for development of these claims, as well as for incurred but not yet reported claims discounted to present value. The cash outflows related to risk insurance claims are expected to occur over a period of approximately 14 years. The Company believes the liabilities recorded for these U.S. risk insurance reserves, totaling $86 million and $87 million as of December 29, 2018, and December 30, 2017, respectively, are adequate. Due to judgments inherent in the reserve estimation process, it is possible the ultimate costs will differ from this estimate.
WARRANTY — The Company provides product and service warranties which vary across its businesses. The types of warranties offered generally range from one year to limited lifetime, and certain branded products recently acquired carry a lifetime warranty. There are also certain products with no warranty. Further, the Company sometimes incurs discretionary costs to service its products in connection with product performance issues. Historical warranty and service claim experience forms the basis for warranty obligations recognized. Adjustments are recorded to the warranty liability as new information becomes available. The Company believes the $102 million reserve for expected warranty claims as of December 29, 2018 is adequate, but due to judgments inherent in the reserve estimation process, including forecasting future product reliability levels and costs of repair as well as the estimated age of certain products submitted for claims, the ultimate claim costs may differ from the recorded warranty liability. The Company also establishes a reserve for product recalls on a product-specific basis during the period in which the circumstances giving rise to the recall become known and estimable for both company-initiated actions and those required by regulatory bodies.
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
These lease programs are utilized primarily to reduce overall cost and to retain flexibility. The cash outflows for lease payments approximate the $2 million of rent expense recognized in fiscal 2018. As of December 29, 2018, the estimated fair value of the underlying assets and lease guarantees of the residual values for these properties were $117 million and $100 million, respectively.

CAUTIONARY STATEMENTS UNDER THE PRIVATE SECURITIES LITIGATION
REFORM ACT OF 1995

This document contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including any projections or guidance of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include, among other, the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “anticipate” or any other similar words.
Although the Company believes that the expectations reflected in any of its forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of its forward-looking statements. The Company's future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed or incorporated by reference in the Company's filings with the Securities and Exchange Commission.
Important factors that could cause the Company's actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in its forward-looking statements include, among others, the following: (i) successfully developing, marketing and achieving sales from new products and services and the continued acceptance of current products and services; (ii) macroeconomic factors, including global and regional business conditions (such as Brexit), commodity prices, inflation, and currency exchange rates; (iii) laws, regulations and governmental policies affecting the Company's activities in the countries where it does business, including those related to tariffs, taxation, and trade controls, including section 301 tariffs and section 232 steel and aluminum tariffs; (iv) the economic environment of emerging markets, particularly Latin America, Russia, China and Turkey; (v) realizing the anticipated benefits of mergers, acquisitions, joint ventures, strategic alliances or divestitures; (vi) pricing pressure and other changes within competitive markets; (vii) availability and price of raw materials, component parts, freight, energy, labor and sourced finished goods; (viii) the impact the tightened credit markets may have on the Company or its customers or suppliers; (ix) the extent to which the Company has to write off accounts receivable or assets or experiences supply chain disruptions in connection with bankruptcy filings by customers or suppliers; (x) the Company's ability to identify and effectively execute productivity improvements and cost reductions; (xi) potential business and distribution disruptions, including those related to physical security threats, information technology or cyber-attacks, epidemics, sanctions or natural disasters; (xii) the continued consolidation of customers, particularly in consumer channels; (xiii) managing franchisee relationships; (xiv) the impact of poor weather conditions; (xv) maintaining or improving production rates in the Company's manufacturing facilities, responding to significant changes in product demand and fulfilling demand for new and existing products; (xvi) changes in the competitive landscape in the Company's markets; (xvii) the Company's non-U.S. operations, including sales to non-U.S. customers; (xviii) the impact from demand changes within world-wide markets associated with homebuilding and remodeling; (xix) potential adverse developments in new or pending litigation and/or government investigations; (xx) changes in the Company's ability to obtain debt on commercially reasonable terms and at competitive rates; (xxi) substantial pension and other postretirement benefit obligations; (xxii) potential environmental liabilities; (xxiii) work stoppages or other labor disruptions; and (xxiv) changes in accounting estimates.
Additional factors that could cause actual results to differ materially from forward-looking statements are set forth in this Annual Report on Form 10-K, including under the heading “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the Consolidated Financial Statements and the related Notes.
Forward-looking statements in this Annual Report on Form 10-K speak only as of the date hereof, and forward-looking statements in documents attached that are incorporated by reference speak only as of the date of those documents. The Company does not undertake any obligation to update or release any revisions to any forward-looking statement or to report any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as required by law.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company incorporates by reference the material captioned “Market Risk” in Item 7 and in Note I, Financial Instruments, of the Notes to Consolidated Financial Statements in Item 8.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See Item 15 for an index to Financial Statements and Financial Statement Schedule. Such Financial Statements and Financial Statement Schedule are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
The management of Stanley Black & Decker, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.
In April 2018, the Company acquired the industrial business of Nelson Fastener Systems ("Nelson") for approximately $430 million. Since Stanley Black & Decker, Inc. has not yet fully incorporated the internal controls and procedures of Nelson into Stanley Black & Decker, Inc.'s internal control over financial reporting, management excluded this business from its assessment of the effectiveness of internal control over financial reporting as of December 29, 2018. Nelson accounted for 3% of Stanley Black & Decker, Inc.'s total assets as of December 29, 2018 and 1% of Stanley Black & Decker, Inc.'s net sales for the year then ended.
Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 29, 2018. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control — Integrated Framework (2013 Framework). Management concluded that based on its assessment, the Company’s internal control over financial reporting was effective as of December 29, 2018. Ernst & Young LLP, the auditor of the financial statements included in this annual report, has issued an attestation report on the registrant’s internal control over financial reporting, a copy of which appears on page 57.
Under the supervision and with the participation of management, including the Company’s President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, the Company has, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined under Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Company’s President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer have concluded that, as of December 29, 2018, the Company’s disclosure controls and procedures are effective. There has been no change in the Company’s internal control over financial reporting that occurred during the fiscal year ended December 29, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting aside from the previously mentioned acquisition of Nelson. As part of the ongoing integration activities, the Company will complete an assessment of existing controls and incorporate its controls and procedures into Nelson.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT
The information required by this Item, except for certain information with respect to the Company’s Code of Ethics, the identification of the executive officers of the Company and any material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors, as set forth below, is incorporated herein by reference to the information set forth in the section of the Company’s definitive proxy statement (which will be filed pursuant to Regulation 14A under the Exchange Act within 120 days after the close of the Company’s fiscal year) under the headings “Information Concerning Nominees for Election as Directors,” “Board of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”
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

The following is a list of the executive officers of the Company as of February 26, 2019:

Name and Age	Office	Date Elected to Office
James M. Loree (60)
President & Chief Executive Officer since August 2016. President & Chief Operating Officer (2013); Executive Vice President and Chief Operating Officer (2009); Executive Vice President Finance and Chief Financial Officer (1999).
7/19/1999

Donald Allan, Jr. (54)
Executive Vice President & Chief Financial Officer since October 2016. Senior Vice President & Chief Financial Officer (2010); Vice President & Chief Financial Officer (2009); Vice President & Corporate Controller (2002); Corporate Controller (2000); Assistant Controller (1999).
10/24/2006

Jeffery D. Ansell (51)
Executive Vice President & President, Tools & Storage since October 2016. Senior Vice President and Group Executive, Global Tools & Storage (2015); Senior Vice President and Group Executive, Construction and DIY (2010); Vice President & President, Stanley Consumer Tools Group (2006); President - Consumer Tools and Storage (2004); President of Industrial Tools & Storage (2002); Vice President - Global Consumer Tools Marketing (2001); Vice President Consumer Sales America (1999).
2/22/2006

Janet M. Link (49)
Senior Vice President, General Counsel and Secretary since July 2017. Executive Vice President, General Counsel, JC Penney Company, Inc. (2015); Vice President, Deputy General Counsel, JC Penney Company, Inc. (2014); Vice President, Deputy General Counsel, Clear Channel Companies (2013).
7/19/2017

Jaime A. Ramirez (51)
Senior Vice President & President, Global Emerging Markets since October 2012. President, Construction & DIY, Latin America (2010); Vice President and General Manager - Latin America, Power Tools & Accessories, The Black & Decker Corporation (2008); Vice President and General Manager - Andean Region The Black & Decker Corporation (2007).
3/12/2010

Joseph R. Voelker (63)
Senior Vice President, Chief Human Resources Officer since April 2013. VP Human Resources (2009); VP Human Resources - ITG/Corporate Staff (2006); VP Human Resources - Tools Group/Operations (2004); HR Director, Tools Group (2003); HR Director, Operations (1999).
4/1/2013

John H. Wyatt (60)
President, Stanley Engineered Fastening since January 2016. President, Sales & Marketing - Global Tools & Storage (2015); President, Construction & DIY, Europe and ANZ (2012); President, Construction & DIY, EMEA (2010); President-Europe, Middle East, and Africa, Power Tools and Accessories, The Black & Decker Corporation (2008); Vice President-Consumer Products (Europe, Middle East and Africa), The Black & Decker Corporation (2006).

3/12/2010

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference to the information set forth under the sections entitled "Compensation Discussion & Analysis" and “2018 Executive Compensation” of the Company’s definitive proxy statement, which will be filed pursuant to Regulation 14A under the Exchange Act within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 403 of Regulation S-K is incorporated herein by reference to the information set forth under the sections entitled "Security Ownership of Certain Beneficial Owners," "Security Ownership of Directors and Officers," "Compensation Discussion & Analysis" and “2018 Executive Compensation” of the Company’s definitive proxy statement, which will be filed pursuant to Regulation 14A under the Exchange Act within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
EQUITY COMPENSATION PLAN INFORMATION
Compensation plans under which the Company’s equity securities are authorized for issuance at December 29, 2018 follow:

	(A)		(B)		(C)
Plan Category	Number of securities to be issued upon exercise of outstanding options and stock awards		Weighted-average exercise price of outstanding options		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	9,141,523	(1)	$107.36	(2)	15,884,117	(3)
Equity compensation plans not approved by security holders (4)	—		—		—
Total	9,141,523		$107.36		15,884,117

(1)
Consists of 7,352,263 shares underlying outstanding stock options (whether vested or unvested) with a weighted-average exercise price of $107.36 and a weighted-average term of 6.35 years; 1,702,142 shares underlying time-vesting restricted stock units that have not yet vested and the maximum number of shares that will be issued pursuant to outstanding long-term performance awards if all established goals are met; and 87,118 of shares earned but related to which participants elected deferral of delivery. All stock-based compensation plans are discussed in Note J, Capital Stock, of the Notes to Consolidated Financial Statements in Item 8.

(2)
There is no cost to the recipient for shares issued pursuant to time-vesting restricted stock units or long-term performance awards. Because there is no strike price applicable to these stock awards they are excluded from the weighted-average exercise price which pertains solely to outstanding stock options.

(3)
Consists of 1,606,224 of shares available for purchase under the employee stock purchase plan ("ESPP") at the election of employees and 14,277,893 securities available for future grants by the Board of Directors under stock-based compensation plans. On January 22, 2018, the Board of Directors adopted the 2018 Omnibus Award Plan (the "2018 Plan") and authorized the issuance of 16,750,000 shares of the Company's common stock in connection with the awards pursuant to the 2018 Plan. No further awards will be issued under the Company's 2013 Long-Term Incentive Plan.

(4)
U.S. employees are eligible to contribute from 1% to 25% of their salary to a qualified tax deferred savings plan as described in the Employee Stock Ownership Plan ("ESOP") section of Note L, Employee Benefit Plans, of the Notes to the Consolidated Financial Statements in Item 8. The Company contributes an amount equal to one half of the employee contribution up to the first 7% of salary.  There is a non-qualified tax deferred savings plan for highly compensated salaried employees which mirrors the qualified plan provisions, but was not specifically approved by security holders.  Eligible highly compensated salaried U.S. employees are eligible to contribute from 1% to 50% of their salary to the non-qualified tax deferred savings plan.  The same matching arrangement was provided for highly compensated salaried employees in the non-qualified plan, to the extent the match was not fully met in the qualified plan, except that the arrangement for these employees is outside of the ESOP, and is not funded in advance of distributions. Effective January 1, 2019, the Company, at its discretion, will determine whether matching and core contributions will be made for the non-qualified tax deferred savings plan for a particular year.  If the Company decides to make matching contributions for a year, it will make contributions, in an amount determined in its discretion, that may constitute part or all of or more than the matching contributions that would have been made pursuant to the provisions of the Stanley Black & Decker Supplemental Retirement Account Plan that were in effect prior to 2019. For both qualified and non-qualified plans, the investment of the employee’s contribution and the Company’s contribution is controlled by the employee and may include an election to invest in Company stock. Shares of the Company’s common stock may be issued at the time of a distribution from the qualified plan. The number of securities remaining available for issuance under the plans at December 29, 2018 is not determinable, since the plans do not authorize a maximum number of securities.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Items 404 and 407(a) of Regulation S-K is incorporated by reference to the information set forth under the sections entitled "Corporate Governance," "Director Independence" and "Related Party Transactions" of the Company’s definitive proxy statement, which will be filed pursuant to Regulation 14A under the Exchange Act within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE
(a) Index to documents filed as part of this report:
1. and 2. Financial Statements and Financial Statement Schedule.
The response to this portion of Item 15 is submitted as a separate section of this report beginning with an index thereto on page 51.
3. Exhibits
See Exhibit Index in this Form 10-K on page 116.
(b) See Exhibit Index in this Form 10-K on page 116.
(c) The response in this portion of Item 15 is submitted as a separate section of this Form 10-K with an index thereto beginning on page 51.

FORM 10-K
ITEM 15(a) (1) AND (2)
STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Schedule II — Valuation and Qualifying Accounts is included in Item 15 (page 54).
Management’s Report on Internal Control Over Financial Reporting (page 55).
Report of Independent Registered Public Accounting Firm — Financial Statement Opinion (page 56).
Report of Independent Registered Public Accounting Firm — Internal Control Opinion (page 57).
Consolidated Statements of Operations — fiscal years ended December 29, 2018, December 30, 2017, and December 31, 2016 (page 58).
Consolidated Statements of Comprehensive Income — fiscal years ended December 29, 2018, December 30, 2017, and December 31, 2016 (page 59).
Consolidated Balance Sheets — December 29, 2018 and December 30, 2017 (page 60).
Consolidated Statements of Cash Flows — fiscal years ended December 29, 2018, December 30, 2017, and December 31, 2016 (page 61).
Consolidated Statements of Changes in Shareowners’ Equity — fiscal years ended December 29, 2018, December 30, 2017, and December 31, 2016 (page 63).
Notes to Consolidated Financial Statements (page 64).
Selected Quarterly Financial Data (Unaudited) (page 115).
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

STANLEY BLACK & DECKER, INC.

By:	/s/ James M. Loree
James M. Loree, President and Chief Executive Officer

Date:	February 26, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James M. Loree	President and Chief Executive Officer	February 26, 2019
James M. Loree

/s/ Donald Allan, Jr.	Executive Vice President and Chief Financial Officer	February 26, 2019
Donald Allan, Jr.

/s/ Jocelyn S. Belisle	Vice President and Chief Accounting Officer	February 26, 2019
Jocelyn S. Belisle

*	Director	February 26, 2019
Andrea J. Ayers

*	Director	February 26, 2019
George W. Buckley

*	Director	February 26, 2019
Patrick D. Campbell

*	Director	February 26, 2019
Carlos M. Cardoso

*	Director	February 26, 2019
Robert B. Coutts

*	Director	February 26, 2019
Debra A. Crew

*	Director	February 26, 2019
Michael D. Hankin

*	Director	February 26, 2019
Marianne M. Parrs

*	Director	February 26, 2019
Robert L. Ryan

*	Director	February 26, 2019
James H. Scholefield

*	Director	February 26, 2019
Dmitri L. Stockton

*By: /s/ Janet M. Link
Janet M. Link (As Attorney-in-Fact)

Schedule II — Valuation and Qualifying Accounts
Stanley Black & Decker, Inc. and Subsidiaries
Fiscal years ended December 29, 2018, December 30, 2017, and December 31, 2016
(Millions of Dollars)

		ADDITIONS
	Beginning Balance	Charged To Costs And Expenses	Charged To Other Accounts (b)	(a) Deductions	Ending Balance
Allowance for Doubtful Accounts:
Year Ended 2018	$80.4	$28.0	$12.5	$(18.9)	$102.0
Year Ended 2017	$78.5	$16.3	$8.9	$(23.3)	$80.4
Year Ended 2016	$72.9	$23.2	$4.5	$(22.1)	$78.5
Tax Valuation Allowance:
Year Ended 2018 (c)	$516.7	$146.2	$(6.4)	$(29.8)	$626.7
Year Ended 2017	$525.5	$262.4	$22.8	$(294.0)	$516.7
Year Ended 2016	$480.7	$74.5	$4.4	$(34.1)	$525.5

(a)	With respect to the allowance for doubtful accounts, deductions represent amounts charged-off less recoveries of accounts previously charged-off.

(b)	Amounts represent the impact of foreign currency translation, acquisitions and net transfers to/from other accounts.

(c)	Refer to Note Q, Income Taxes, of the Notes to Consolidated Financial Statements in Item 8 for further discussion.

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
In April 2018, the Company acquired the industrial business of Nelson Fastener Systems ("Nelson") for approximately $430 million. Since Stanley Black & Decker, Inc. has not yet fully incorporated the internal controls and procedures of Nelson into Stanley Black & Decker, Inc.'s internal control over financial reporting, management excluded this business from its assessment of the effectiveness of internal control over financial reporting as of December 29, 2018. Nelson accounted for 3% of Stanley Black & Decker, Inc.'s total assets as of December 29, 2018 and 1% of Stanley Black & Decker, Inc.'s net sales for the year then ended.
Management has assessed the effectiveness of Stanley Black & Decker, Inc.’s internal control over financial reporting as of December 29, 2018. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control — Integrated Framework (2013 Framework). Management concluded that based on its assessment, Stanley Black & Decker, Inc.’s internal control over financial reporting was effective as of December 29, 2018. Ernst & Young LLP, Registered Public Accounting Firm included in this annual report, has issued an attestation report on the registrant’s internal control over financial reporting, a copy of which appears on page 57.

/s/ James M. Loree
James M. Loree, President and Chief Executive Officer

/s/ Donald Allan, Jr.
Donald Allan, Jr., Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Shareowners and Board of Directors of Stanley Black & Decker, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Stanley Black & Decker, Inc. (the Company) as of December 29, 2018 and December 30, 2017, and the related consolidated statements of operations, comprehensive income, shareowners' equity and cash flows for each of the three fiscal years in the period ended December 29, 2018, and the related notes (collectively referred to as the “financial statements”). Our audits also included the financial statement schedule listed in the Index at Item 15(a). In our opinion, the financial statements and schedule present fairly, in all material respects, the consolidated financial position of the Company at December 29, 2018 and December 30, 2017, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended December 29, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 29, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2019 expressed an unqualified opinion thereon.
Adoption of ASU 2016-15 and ASU 2014-09
As discussed in Note A to the consolidated financial statements, the Company changed its method for accounting for cash flows and revenue from contracts with customers in fiscal years 2016, 2017, and 2018 due to the adoption of ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, and ASU 2014-09, Revenue from Contracts with Customers.
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
February 26, 2019

Report of Independent Registered Public Accounting Firm
To the Shareowners and Board of Directors of Stanley Black & Decker, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Stanley Black & Decker, Inc.’s internal control over financial reporting as of December 29, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Stanley Black & Decker, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 29, 2018, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Nelson Fastener Systems, which is included in the 2018 consolidated financial statements of the Company and constituted 3% of total assets as of December 29, 2018 and 1% of net sales for the fiscal year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Nelson Fastener Systems.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 29, 2018 and December 30, 2017, and the related consolidated statements of operations, comprehensive income, shareowners' equity and cash flows for each of the three fiscal years in the period ended December 29, 2018, and the related notes (collectively referred to as the “financial statements”). Our audits also included the financial statement schedule listed in the Index at Item 15(a) and our report dated February 26, 2019 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Hartford, Connecticut
February 26, 2019

Consolidated Statements of Operations
Fiscal years ended December 29, 2018, December 30, 2017, and December 31, 2016
(Millions of Dollars, Except Per Share Amounts)

	2018	2017	2016
Net Sales	$13,982.4	$12,966.6	$11,593.5
Costs and Expenses
Cost of sales	$9,131.3	$8,188.3	$7,325.5
Selling, general and administrative	3,143.7	2,982.9	2,609.3
Provision for doubtful accounts	28.0	16.3	23.2
Other, net	287.0	269.2	185.9
Loss (gain) on sales of businesses	0.8	(264.1)	—
Pension settlement	—	12.2	—
Restructuring charges and asset impairments	160.3	51.5	49.0
Interest income	(68.7)	(40.1)	(23.2)
Interest expense	277.9	222.6	194.5
	$12,960.3	$11,438.8	$10,364.2
Earnings before income taxes	1,022.1	1,527.8	1,229.3
Income taxes	416.3	300.9	261.7
Net earnings	$605.8	$1,226.9	$967.6
Less: Net earnings (loss) attributable to non-controlling interests	0.6	(0.4)	(0.4)
Net Earnings Attributable to Common Shareowners	$605.2	$1,227.3	$968.0
Earnings per share of common stock:
Basic	$4.06	$8.20	$6.63
Diluted	$3.99	$8.05	$6.53
See Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
Fiscal years ended December 29, 2018, December 30, 2017, and December 31, 2016
(Millions of Dollars)

	2018	2017	2016
Net Earnings Attributable to Common Shareowners	$605.2	$1,227.3	$968.0
Other comprehensive (loss) income:
Currency translation adjustment and other	(373.0)	478.5	(285.8)
Unrealized gains (losses) on cash flow hedges, net of tax	85.8	(66.3)	5.8
Unrealized gains (losses) on net investment hedges, net of tax	59.9	(85.2)	76.8
Pension gains (losses), net of tax	2.1	5.5	(24.2)
Other comprehensive (loss) income	$(225.2)	$332.5	$(227.4)
Comprehensive income attributable to common shareowners	$380.0	$1,559.8	$740.6

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
December 29, 2018 and December 30, 2017
(Millions of Dollars)

	2018	2017
ASSETS
Current Assets
Cash and cash equivalents	$288.7	$637.5
Accounts and notes receivable, net	1,607.8	1,628.7
Inventories, net	2,373.5	2,018.4
Prepaid expenses	240.5	234.6
Other current assets	58.9	39.8
Total Current Assets	4,569.4	4,559.0
Property, Plant and Equipment, net	1,915.2	1,742.5
Goodwill	8,956.7	8,776.1
Customer Relationships, net	1,165.2	1,170.7
Trade Names, net	2,254.8	2,248.9
Other Intangible Assets, net	64.4	87.8
Other Assets	482.3	512.7
Total Assets	$19,408.0	$19,097.7
LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities
Short-term borrowings	$376.1	$5.3
Current maturities of long-term debt	2.5	977.5
Accounts payable	2,233.2	2,021.0
Accrued expenses	1,389.8	1,387.7
Total Current Liabilities	4,001.6	4,391.5
Long-Term Debt	3,819.8	2,828.2
Deferred Taxes	705.3	436.1
Post-Retirement Benefits	595.4	629.9
Other Liabilities	2,446.0	2,507.0
Commitments and Contingencies (Notes R and S)
Shareowners’ Equity
Stanley Black & Decker, Inc. Shareowners’ Equity
Preferred stock, without par value: Authorized 10,000,000 shares in 2018 and 2017 Issued and outstanding 750,000 shares in 2018 and 2017	750.0	750.0
Common stock, par value $2.50 per share: Authorized 300,000,000 shares in 2018 and 2017 Issued 176,902,738 shares in 2018 and 2017	442.3	442.3
Retained earnings	6,219.0	5,998.7
Additional paid in capital	4,621.0	4,643.2
Accumulated other comprehensive loss	(1,814.3)	(1,589.1)
ESOP	(10.5)	(18.8)
	10,207.5	10,226.3
Less: cost of common stock in treasury (25,600,288 shares in 2018 and 22,864,707 shares in 2017)	(2,371.3)	(1,924.1)
Stanley Black & Decker, Inc. Shareowners’ Equity	7,836.2	8,302.2
Non-controlling interests	3.7	2.8
Total Shareowners’ Equity	7,839.9	8,305.0
Total Liabilities and Shareowners’ Equity	$19,408.0	$19,097.7
See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
Fiscal years ended December 29, 2018, December 30, 2017, and December 31, 2016
(Millions of Dollars)

	2018	2017	2016
Operating Activities:
Net earnings	$605.8	$1,226.9	$967.6
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	331.2	296.9	263.6
Amortization of intangibles	175.3	163.8	144.4
Inventory step-up amortization	9.6	43.2	—
Loss (gain) on sales of businesses	0.8	(264.1)	—
Stock-based compensation expense	76.5	78.7	81.2
Provision for doubtful accounts	28.0	16.3	23.2
Deferred tax expense (benefit)	191.1	(103.0)	(25.7)
Other non-cash items	10.1	24.4	40.0
Changes in operating assets and liabilities:
Accounts receivable	(48.8)	(905.6)	(410.3)
Inventories	(401.6)	(303.0)	(23.9)
Accounts payable	211.0	240.4	159.7
Deferred revenue	1.5	1.6	(12.0)
Other current assets	(4.4)	(5.9)	54.0
Other long-term assets	28.9	84.9	(67.1)
Accrued expenses	70.1	123.3	6.9
Defined benefit liabilities	(44.7)	(66.5)	(56.8)
Other long-term liabilities	20.5	16.2	40.7
Net cash provided by operating activities	1,260.9	668.5	1,185.5
Investing Activities:
Capital and software expenditures	(492.1)	(442.4)	(347.0)
Sales of assets	45.2	50.2	10.6
Business acquisitions, net of cash acquired	(524.6)	(2,583.5)	(59.3)
Sales of businesses, net of cash sold	(3.0)	756.9	24.0
Net investment hedge settlements	25.7	(23.3)	104.7
Proceeds related to deferred purchase price receivable	—	704.7	345.1
Other	(40.3)	(29.4)	(17.0)
Net cash (used in) provided by investing activities	(989.1)	(1,566.8)	61.1
Financing Activities:
Payments on long-term debt	(977.5)	(2.8)	—
Proceeds from debt issuance, net of fees	990.0	—	—
Net short-term borrowings (repayments)	433.2	(76.7)	1.9
Stock purchase contract fees	(40.3)	(20.0)	(13.8)
Purchases of common stock for treasury	(527.1)	(28.7)	(374.1)
Proceeds from issuances of preferred stock	—	726.0	—
Cash settlement on forward stock purchase contracts	—	—	(147.4)
Premium paid on equity option	(57.3)	(25.1)	—
Proceeds from issuances of common stock	38.5	90.8	418.5
Cash dividends on common stock	(384.9)	(362.9)	(330.9)
Other	(36.2)	(5.4)	12.7
Net cash (used in) provided by financing activities	(561.6)	295.2	(433.1)
Effect of exchange rate changes on cash and cash equivalents	(53.9)	81.0	(101.7)
Change in cash, cash equivalents and restricted cash	(343.7)	(522.1)	711.8
Cash, cash equivalents and restricted cash, beginning of year	655.1	1,177.2	465.4
Cash, cash equivalents and restricted cash, end of year	$311.4	$655.1	$1,177.2

The following table provides a reconciliation of the cash, cash equivalents and restricted cash balances as of December 29, 2018 and December 30, 2017, as shown above:

	December 29, 2018	December 30, 2017
Cash and cash equivalents	$288.7	$637.5
Restricted cash included in Other current assets	22.7	17.6
Cash, cash equivalents and restricted cash	$311.4	$655.1

See Notes to Consolidated Financial Statements.

Consolidated Statements of Changes in Shareowners’ Equity
Fiscal years ended December 29, 2018, December 30, 2017, and December 31, 2016
(Millions of Dollars, Except Per Share Amounts)

	Preferred Stock	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	ESOP	Treasury Stock	Non- Controlling Interests	Shareowners’ Equity
Balance January 2, 2016	$—	$442.3	$4,421.7	$4,496.0	$(1,694.2)	$(34.9)	$(1,815.0)	$47.6	$5,863.5
Net earnings				968.0				(0.4)	967.6
Other comprehensive loss					(227.4)				(227.4)
Cash dividends declared — $2.26 per share				(330.9)					(330.9)
Issuance of common stock			20.9				386.1		407.0
Settlement of forward share repurchase contract			150.0				(150.0)		—
Repurchase of common stock (4,651,463 shares)			76.9				(451.0)		(374.1)
Non-controlling interest buyout			12.2					(40.6)	(28.4)
Stock-based compensation related			81.2						81.2
Tax benefit related to stock options exercised			11.5						11.5
ESOP and related tax benefit				1.2		9.0			10.2
Balance December 31, 2016	$—	$442.3	$4,774.4	$5,134.3	$(1,921.6)	$(25.9)	$(2,029.9)	$6.6	$6,380.2
Net earnings				1,227.3				(0.4)	1,226.9
Other comprehensive income					332.5				332.5
Cash dividends declared — $2.42 per share				(362.9)					(362.9)
Issuance of common stock			(43.7)				134.5		90.8
Repurchase of common stock (202,075 shares)							(28.7)		(28.7)
Issuance of preferred stock (750,000 shares)	750.0		(24.0)						726.0
Equity units - stock contract fees			(117.1)						(117.1)
Non-controlling interest buyout								(3.4)	(3.4)
Premium paid on equity option			(25.1)						(25.1)
Stock-based compensation related			78.7						78.7
ESOP						7.1			7.1
Balance December 30, 2017	$750.0	$442.3	$4,643.2	$5,998.7	$(1,589.1)	$(18.8)	$(1,924.1)	$2.8	$8,305.0
Net earnings				605.2				0.6	605.8
Other comprehensive loss					(225.2)				(225.2)
Cash dividends declared — $2.58 per share				(384.9)					(384.9)
Issuance of common stock			(41.4)				79.9		38.5
Repurchase of common stock (3,677,435 shares)							(527.1)		(527.1)
Premium paid on equity option			(57.3)						(57.3)
Non-controlling interest dissolution								0.3	0.3
Stock-based compensation related			76.5						76.5
ESOP						8.3			8.3
Balance December 29, 2018	$750.0	$442.3	$4,621.0	$6,219.0	$(1,814.3)	$(10.5)	$(2,371.3)	$3.7	$7,839.9

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

A. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION — The Consolidated Financial Statements include the accounts of Stanley Black & Decker, Inc. and its majority-owned subsidiaries (collectively the “Company”) which require consolidation, after the elimination of intercompany accounts and transactions. The Company’s fiscal year ends on the Saturday nearest to December 31. There were 52 weeks in each of the fiscal years 2018, 2017 and 2016.

In April 2018, the Company acquired the industrial business of Nelson Fastener Systems ("Nelson") from the Doncasters Group, which excluded Nelson's automotive stud welding business. The acquisition is being accounted for as a business combination and the results are being consolidated into the Company's Industrial segment. In March 2017, the Company acquired the Tools business of Newell Brands ("Newell Tools") and the Craftsman® brand, which were both accounted for as business combinations. The results of these acquisitions have been consolidated into the Company's Tools & Storage segment. Refer to Note E, Acquisitions, for further discussion on these acquisitions.

In the first quarter of 2017, the Company sold the majority of its mechanical security businesses within the Security segment, which included the commercial hardware brands of Best Access, phi Precision and GMT, and sold a small business within the Tools & Storage segment. The Company also sold a small business in the Industrial segment in the third quarter of 2017 and a small business in the Tools & Storage segment in the fourth quarter of 2017. The operating results of these businesses have been reported in the Consolidated Financial Statements through their respective dates of sale in 2017 and for the year ended December 31, 2016. Refer to Note T, Divestitures, for further discussion.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements. While management believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from these estimates. Certain amounts reported in previous years have been reclassified to conform to the 2018 presentation. Furthermore, as discussed in "New Accounting Standards" below, certain amounts reported in previous years have been recast as a result of the retrospective adoption of new accounting standards in the first quarter of 2018.
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
INVENTORIES — U.S. inventories are primarily valued at the lower of Last-In First-Out (“LIFO”) cost or market because the Company believes it results in better matching of costs and revenues. Other inventories are primarily valued at the lower of First-In, First-Out (“FIFO”) cost and net realizable value because LIFO is not permitted for statutory reporting outside the U.S.  Refer to Note C, Inventories, for a quantification of the LIFO impact on inventory valuation.

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

Useful Life (Years)
Land improvements	10 — 20
Buildings	40
Machinery and equipment	3 — 15
Computer software	3 — 7
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
The Company assesses its long-lived assets for impairment when indicators that the carrying amounts may not be recoverable are present. In assessing long-lived assets for impairment, the Company groups its long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are generated (“asset group”) and estimates the undiscounted future cash flows that are directly associated with, and expected to be generated from, the use of and eventual disposition of the asset group. If the carrying value is greater than the undiscounted cash flows, an impairment loss must be determined and the asset group is written down to fair value. The impairment loss is quantified by comparing the carrying amount of the asset group to the estimated fair value, which is generally determined using weighted-average discounted cash flows that consider various possible outcomes for the disposition of the asset group.
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
Indefinite-lived intangible assets are tested for impairment utilizing either a qualitative assessment or a quantitative analysis. For a qualitative assessment, the Company identifies and considers relevant key factors, events, and circumstances to determine whether it is necessary to perform a quantitative impairment test. The key factors considered include macroeconomic, industry, and market conditions, as well as the asset's actual and forecasted results. For the quantitative impairment tests, the Company compares the carrying amounts to the current fair market values, usually determined by the estimated cost to lease the assets from third parties. Intangible assets with definite lives are amortized over their estimated useful lives generally using an accelerated method. Under this accelerated method, intangible assets are amortized reflecting the pattern over which the economic benefits of the intangible assets are consumed. Definite-lived intangible assets are also evaluated for impairment when impairment indicators are present. If the carrying amount exceeds the total undiscounted future cash flows, a discounted cash flow analysis is performed to determine the fair value of the asset. If the carrying amount of the asset was to exceed the fair value, it would be written down to fair value. No significant goodwill or other intangible asset impairments were recorded during 2018, 2017 or 2016.

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

Changes in the fair value of derivatives not designated as hedges are reported in Other, net in the Consolidated Statements of Operations. Refer to Note I, Financial Instruments, for further discussion.
REVENUE RECOGNITION — The Company’s revenues result from the sale of goods or services and reflect the consideration to which the Company expects to be entitled. The Company records revenue based on a five-step model in accordance with Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers ("ASC 606"). For its customer contracts, the Company identifies the performance obligations (goods or services), determines the transaction price, allocates the contract transaction price to the performance obligations, and recognizes the revenue when (or as) the performance obligation is transferred to the customer. A good or service is transferred when (or as) the customer obtains control of that good or service. The majority of the Company’s revenues are recorded at a point in time from the sale of tangible products.

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

Incremental costs of obtaining or fulfilling a contract with a customer that are expected to be recovered are recognized and classified in Other current assets or Other assets in the Consolidated Balance Sheets and are typically amortized over the contract period. The Company recognizes the incremental costs of obtaining or fulfilling a contract as expense when incurred if the amortization period of the asset is one year or less.

Customer billings for services not yet rendered are deferred and recognized as revenue as the services are rendered. The associated deferred revenue is included in Accrued expenses or Other liabilities, as appropriate, in the Consolidated Balance Sheets.

Refer to Note B, Accounts and Notes Receivable, for further discussion.
COST OF SALES AND SELLING, GENERAL & ADMINISTRATIVE — Cost of sales includes the cost of products and services provided reflecting costs of manufacturing and preparing the product for sale. These costs include expenses to acquire and manufacture products to the point that they are allocable to be sold to customers and costs to perform services pertaining to service revenues (e.g. installation of security systems, automatic doors, and security monitoring costs). Cost of sales is primarily comprised of freight, direct materials, direct labor as well as overhead which includes indirect labor and facility and equipment costs. Cost of sales also includes quality control, procurement and material receiving costs as well as internal transfer costs. Selling, general & administrative costs ("SG&A") include the cost of selling products as well as administrative function costs. These expenses generally represent the cost of selling and distributing the products once they are available for sale and primarily include salaries and commissions of the Company’s sales force, distribution costs, notably salaries and facility costs, as well as administrative expenses for certain support functions and related overhead.
ADVERTISING COSTS — Television advertising is expensed the first time the advertisement airs, whereas other advertising is expensed as incurred. Advertising costs are classified in SG&A and amounted to $101.3 million in 2018, $123.3 million in 2017 and $124.1 million in 2016. Expense pertaining to cooperative advertising with customers reported as a reduction of Net Sales was $315.8 million in 2018, $297.4 million in 2017 and $232.5 million in 2016. Cooperative advertising with customers classified as SG&A expense amounted to $5.4 million in 2018, $6.1 million in 2017 and $6.6 million in 2016.
SALES TAXES — Sales and value added taxes collected from customers and remitted to governmental authorities are excluded from Net Sales reported in the Consolidated Statements of Operations.
SHIPPING AND HANDLING COSTS — The Company generally does not bill customers for freight. Shipping and handling costs associated with inbound and outbound freight are reported in Cost of sales. Distribution costs are classified in SG&A and amounted to $316.0 million, $279.8 million and $235.3 million in 2018, 2017 and 2016, respectively.
STOCK-BASED COMPENSATION — Compensation cost relating to stock-based compensation grants is recognized on a straight-line basis over the vesting period, which is generally four years. The expense for stock options and restricted stock units awarded to retirement-eligible employees (those aged 55 and over, and with 10 or more years of service) is recognized on the grant date, or (if later) by the date they become retirement-eligible.

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

The Company records net deferred tax assets to the extent that it is more likely than not that these assets will be realized. In making this determination, management considers all available positive and negative evidence, including future reversals of existing temporary differences, estimates of future taxable income, tax-planning strategies, and the realizability of net operating loss carryforwards. In the event that it is determined that an asset is not more likely that not to be realized, a valuation allowance is recorded against the asset. Valuation allowances related to deferred tax assets can be impacted by changes to tax laws, changes to statutory tax rates and future taxable income levels. In the event the Company were to determine that it would not be able to realize all or a portion of its deferred tax assets in the future, the unrealizable amount would be charged to earnings in the period in which that determination is made. Conversely, if the Company were to determine that it would be able to realize deferred tax assets in the future in excess of the net carrying amounts, it would decrease the recorded valuation allowance through a favorable adjustment to earnings in the period that the determination was made. The Company records uncertain tax positions in accordance with ASC 740, which requires a two-step process. First, management determines whether it is more likely than not that a tax position will be sustained based on the technical merits of the position and second, for those tax positions that meet the more likely than not threshold, management recognizes the largest amount of the tax benefit that is greater than 50 percent likely to be realized upon ultimate settlement with the related taxing authority. The Company maintains an accounting policy of recording interest and penalties on uncertain tax positions as a component of Income taxes in the Consolidated Statements of Operations.
The Company is subject to income tax in a number of locations, including many state and foreign jurisdictions. Significant judgment is required when calculating the worldwide provision for income taxes. Many factors are considered when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments, and which may not accurately anticipate actual outcomes. It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Company's unrecognized tax positions will significantly increase or decrease within the next twelve months. These changes may be the result of settlements of ongoing audits or final decisions in transfer pricing matters. The Company periodically assesses its liabilities and contingencies for all tax years still subject to audit based on the most current available information, which involves inherent uncertainty.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“the Act”). Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, changes to U.S. international taxation, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. Pursuant to Staff Accounting Bulletin No. 118 (“SAB 118”) issued by the SEC in December 2017, issuers were permitted up to one year from the enactment of the Act to complete the accounting for the income tax effects of the Act (“the measurement period”). The Company completed its accounting for the tax effects of the Act within the measurement period and has included those effects within Income taxes in the Consolidated Statements of Operations.

The Act subjects a U.S. shareholder to current tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The Financial Accounting Standards Board ("FASB") Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. The Company has elected to recognize the tax on GILTI as a period expense in the period the tax is incurred.

Refer to Note Q, Income Taxes, for further discussion.
EARNINGS PER SHARE — Basic earnings per share equals net earnings attributable to common shareowners divided by weighted-average shares outstanding during the year. Diluted earnings per share include the impact of common stock equivalents using the treasury stock method when the effect is dilutive.
NEW ACCOUNTING STANDARDS ADOPTED — In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 715) (“new pension standard”). The new pension standard improves the presentation of net periodic pension cost and net periodic postretirement benefit cost. The Company adopted this standard in the first quarter of 2018 utilizing the full retrospective method. As a result of the adoption, all components other than service cost were reclassified from Cost of sales and SG&A to Other, net in the Consolidated Statements of Operations.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The objective of this update is to provide additional guidance and reduce diversity in practice when classifying certain transactions within the statement of cash flows. In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This new standard requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The Company adopted these standards ("new cash flow standards") in the first quarter of 2018 utilizing the retrospective transition method. The impacts of the new standards relate to the presentation of restricted cash as well as certain cash flows related to an accounts receivable sale program that was terminated in the first quarter of 2018. Refer to Note B, Accounts and Notes Receivable, for further discussion.

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

As a result of the adoption of the new revenue and pension standards, certain amounts in the Consolidated Statements of Operations for the years ended December 30, 2017 and December 31, 2016 have been recast, as follows:

(Millions of Dollars, except per share amounts)	2017[1]	Adoption of ASU 2014-09	Adoption of ASU 2017-07	2017
Net Sales	$12,747.2	$219.4	$—	$12,966.6
Cost of sales	$7,969.2	$215.9	$3.2	$8,188.3
Selling, general and administrative	$2,965.7	$—	$17.2	$2,982.9
Provision for doubtful accounts	$14.4	$1.9	$—	$16.3
Other, net	$289.7	$—	$(20.5)	$269.2
Earnings before income taxes	$1,526.1	$1.7	$—	$1,527.8
Income taxes	$300.5	$0.4	$—	$300.9
Net earnings	$1,225.6	$1.3	$—	$1,226.9
Diluted earnings per share of common stock	$8.04	$0.01	$—	$8.05
1As previously reported in the Company's 2017 Form 10-K.

(Millions of Dollars, except per share amounts)	2016[1]	Adoption of ASU 2014-09	Adoption of ASU 2017-07	2016
Net Sales	$11,406.9	$186.6	$—	$11,593.5
Cost of sales	$7,139.7	$182.0	$3.8	$7,325.5
Selling, general and administrative	$2,602.0	$—	$7.3	$2,609.3
Provision for doubtful accounts	$21.9	$1.3	$—	$23.2
Other, net	$196.9	$0.1	$(11.1)	$185.9
Earnings before income taxes	$1,226.1	$3.2	$—	$1,229.3
Income taxes	$261.2	$0.5	$—	$261.7
Net earnings	$964.9	$2.7	$—	$967.6
Diluted earnings per share of common stock	$6.51	$0.02	$—	$6.53
1As previously reported in the Company's 2017 Form 10-K.

As a result of the adoption of the new revenue standard, certain balances as of December 30, 2017 in the Consolidated Balance Sheets have been recast, as follows:

(Millions of Dollars)	2017[1]	Adoption of ASU 2014-09	2017
ASSETS
Accounts and notes receivable, net	$1,635.9	$(7.2)	$1,628.7
Other assets	$487.8	$24.9	$512.7

LIABILITIES AND SHAREOWNERS' EQUITY
Current maturities of long-term debt	$983.4	$(5.9)	$977.5
Accrued expenses	$1,352.1	$35.6	$1,387.7
Long-term debt	$2,843.0	$(14.8)	$2,828.2
Deferred taxes	$434.2	$1.9	$436.1
Other liabilities	$2,511.1	$(4.1)	$2,507.0
Retained earnings[2]	$5,990.4	$8.3	$5,998.7
Accumulated other comprehensive loss	$(1,585.9)	$(3.2)	$(1,589.1)
1As previously reported in the Company's 2017 Form 10-K.
2Adjustment includes the cumulative effect of the adoption of $4.3 million for periods prior to fiscal year 2016.

As a result of the adoption of the new revenue and cash flows standards, certain amounts for the years ended December 30, 2017 and December 31, 2016 in the Consolidated Statements of Cash Flows have been recast, as follows:

(Millions of Dollars)	2017[1]	Adoption of ASU 2014-09	Adoption of ASU 2016-15 & 2016-18	2017
OPERATING ACTIVITIES
Net earnings	$1,225.6	$1.3	$—	$1,226.9
Provision for doubtful accounts	$14.4	$1.9	$—	$16.3
Accounts receivable	$(200.6)	$(0.3)	$(704.7)	$(905.6)
Deferred revenue	$2.1	$(0.5)	$—	$1.6
Other current assets	$42.8	$(3.3)	$(45.4)	$(5.9)
Other long-term assets	$83.6	$1.3	$—	$84.9
Accrued expenses	$120.1	$3.2	$—	$123.3
Other long-term liabilities	$19.8	$(3.6)	$—	$16.2
Net cash provided by operating activities	$1,418.6	$—	$(750.1)	$668.5
INVESTING ACTIVITIES
Business acquisitions, net of cash acquired	$(2,601.1)	$—	$17.6	$(2,583.5)
Proceeds related to deferred purchase price receivable	$—	$—	$704.7	$704.7
Net cash (used in) provided by investing activities	$(2,289.1)	$—	$722.3	$(1,566.8)

Change in cash, cash equivalents and restricted cash	$(494.3)	$—	$(27.8)	$(522.1)
Cash, cash equivalents and restricted cash, beginning of year	$1,131.8	$—	$45.4	$1,177.2
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF YEAR	$637.5	$—	$17.6	$655.1
1As previously reported in the Company's 2017 Form 10-K with the exception of certain amounts that have been reclassified to conform to the 2018 presentation.

(Millions of Dollars)	2016[1]	Adoption of ASU 2014-09	Adoption of ASU 2016-15 & 2016-18	2016
OPERATING ACTIVITIES
Net earnings	$964.9	$2.7	$—	$967.6
Provision for doubtful accounts	$21.9	$1.3	$—	$23.2
Accounts receivable	$(69.4)	$4.2	$(345.1)	$(410.3)
Deferred revenue	$(9.2)	$(2.8)	$—	$(12.0)
Other current assets	$26.0	$(17.4)	$45.4	$54.0
Other long-term assets	$(45.9)	$(21.2)	$—	$(67.1)
Accrued expenses	$(28.1)	$35.0	$—	$6.9
Other long-term liabilities	$42.5	$(1.8)	$—	$40.7
Net cash provided by operating activities	$1,485.2	$—	$(299.7)	$1,185.5
INVESTING ACTIVITIES
Proceeds related to deferred purchase price receivable	$—	$—	$345.1	$345.1
Net cash (used in) provided by investing activities	$(284.0)	$—	$345.1	$61.1

Change in cash, cash equivalents and restricted cash	$666.4	$—	$45.4	$711.8
Cash, cash equivalents and restricted cash, beginning of year	$465.4	$—	$—	$465.4
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF YEAR	$1,131.8	$—	$45.4	$1,177.2
1As previously reported in the Company's 2017 Form 10-K with the exception of certain amounts that have been reclassified to conform to the 2018 presentation.

In August 2018, the SEC issued Disclosure Update and Simplification Release (“DUSTR”) modifying various disclosure requirements. The amendments are effective for all filings made on or after November 5, 2018. However, the SEC staff has provided an extended transition period for companies to comply with the new interim disclosure requirement to provide a reconciliation of changes in shareholders’ equity (either in a separate statement or note to the financial statements). The extended transition period allows companies to first present the reconciliation of changes in shareholders' equity in its Form 10-Q for the first quarter that begins after the effective date of November 5, 2018. There was no significant change to the Company's annual disclosures as a result of this guidance.

In December 2017, the SEC staff issued SAB 118, which provides guidance on accounting for the tax effects of the Act. SAB 118 provided a measurement period not to extend beyond one year from the Act enactment date for companies to complete the accounting under ASC 740, Income Taxes, (the "measurement period"). The Company completed its accounting for the tax effects of the Act within the measurement period and has included those effects within Income Taxes in the Consolidated Statements of Operations. Refer to Note Q, Income Taxes, for further discussion.
In August 2017, the FASB issued ASU 2017-12, Derivatives And Hedging (Topic 815): Targeted Improvements to Accounting for Hedge Activities. The new standard amends the hedge accounting recognition and presentation requirements in ASC 815. As permitted by ASU 2017-12, the Company early adopted this standard in the first quarter of 2018 on a prospective basis. See above for the updated financial instruments policy reflecting the adoption of this standard.
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

RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED — In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. The standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the timing of adopting the new guidance as well as the impact it may have on its Consolidated Financial Statements.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("new lease standard"). The objective of the new lease standard is to increase transparency and comparability among organizations by requiring recognition of all lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, and ASU 2018-11, Targeted Improvements, Leases (Topic 842), which provide clarification on how to apply certain aspects of the new lease standard and allow entities to initially apply the standards from the adoption date. In December 2018, the FASB issued ASU 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors, which clarified how lessors should apply certain aspects of the new lease standard. These standards are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company expects to utilize the new transition method to apply the standards from the adoption date effective the first quarter of 2019. Upon adoption, the Company expects to record lease liabilities and right-of-use assets of approximately $425 million - $475 million on its consolidated balance sheets. The Company does not expect the standards to impact its consolidated statements of operations or retained earnings.

B. ACCOUNTS AND NOTES RECEIVABLE

(Millions of Dollars)	2018	2017 [1]
Trade accounts receivable	$1,437.1	$1,388.1
Trade notes receivable	150.0	158.7
Other accounts receivable	122.7	162.3
Gross accounts and notes receivable	1,709.8	1,709.1
Allowance for doubtful accounts	(102.0)	(80.4)
Accounts and notes receivable, net	$1,607.8	$1,628.7
Long-term receivable, net	$153.7	$176.9
1Certain prior year amounts have been recast as a result of the adoption of the new revenue standard. Refer to Note A, Significant Accounting Policies, for further discussion.
Trade receivables are dispersed among a large number of retailers, distributors and industrial accounts in many countries. Adequate reserves have been established to cover anticipated credit losses. Long-term receivable, net, of $153.7 million and $176.9 million at December 29, 2018 and December 30, 2017, respectively, are reported within Other Assets in the Consolidated Balance Sheets. The Company's financing receivables are predominantly related to certain security equipment leases with commercial businesses. Generally, the Company retains legal title to any equipment leases and bears the right to repossess such equipment in an event of default. All financing receivables are interest bearing and the Company has not classified any financing receivables as held-for-sale. Interest income earned from financing receivables that are not delinquent is recorded on the effective interest method.
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

In October 2018, the Company entered into a new accounts receivable sale program. According to the terms, the Company is required to sell certain of its trade accounts receivables at fair value to a wholly owned, consolidated, bankruptcy-remote special purpose subsidiary (“BRS"). The BRS, in turn, is required to sell such receivables to a third-party financial institution (“Purchaser”) for cash. The Purchaser’s maximum cash investment in the receivables at any time is $110.0 million. The purpose of the program is to provide liquidity to the Company. These transfers qualify as sales under ASC 860 and receivables are derecognized from the Company’s Consolidated Balance Sheets when the BRS sells those receivables to the Purchaser. The Company has no retained interests in the transferred receivables, other than collection and administrative responsibilities. At December 29, 2018, the Company did not record a servicing asset or liability related to its retained responsibility, based on its assessment of the servicing fee, market values for similar transactions and its cost of servicing the receivables sold.

At December 29, 2018, $100.1 million of net receivables were derecognized. Gross receivables sold amounted to $618.3 million ($481.8 million, net) for the year ended December 29, 2018. These sales resulted in a pre-tax loss of $0.7 million for the year ended December 29, 2018, which included servicing fees of $0.2 million. Proceeds from transfers of receivables to the Purchaser totaled $194.3 million for the year ended December 29, 2018. Collections of previously sold receivables resulted in payments to the Purchaser of $94.3 million for the year ended December 29, 2018. All cash flows under the program are reported as a component of changes in accounts receivable within operating activities in the Consolidated Statements of Cash Flows since all the cash from the Purchaser is received upon the initial sale of the receivable.
Prior to January 2018, the Company had a separate accounts receivable sale program. According to the terms of that program, the Company was required to sell certain of its trade accounts receivables at fair value to the BRS. The BRS, in turn, was required to sell such receivables to a third-party financial institution (“Purchasing Institution”) for cash and a deferred purchase price receivable. The Purchasing Institution’s maximum cash investment in the receivables at any time was $100.0 million. The purpose of the program was to provide liquidity to the Company. The Company accounted for these transfers as sales under ASC 860, Transfers and Servicing. Receivables were derecognized from the Company’s Consolidated Balance Sheets when the BRS sold those receivables to the Purchasing Institution. The Company had no retained interests in the transferred receivables, other than collection and administrative responsibilities and its right to the deferred purchase price receivable. In January 2018, the Company signed an amendment that changed the structure of this program which eliminated the deferred purchase price receivable from the Purchasing Institution and resulted in the BRS retaining ownership of the trade accounts receivables. This program was then terminated on February 1, 2018.
At December 30, 2017, $100.8 million of net receivables were derecognized. Gross receivables sold amounted to $2.181 billion ($1.830 billion, net) and resulted in a pre-tax loss of $7.5 million for the year ended December 30, 2017, which included servicing fees of $1.4 million. Proceeds from transfers of receivables to the Purchasing Institution totaled $1.023 billion for the year ended December 30, 2017. Collections of previously sold receivables, including deferred purchase price receivables, and all fees, which were settled one month in arrears, resulted in payments to the Purchasing Institution of $1.785 billion for the year ended December 30, 2017.

The Company’s risk of loss following the sale of the receivables was limited to the deferred purchase price receivable, which was $106.9 million at December 30, 2017. The deferred purchase price receivable was settled in full in January 2018, and historically was repaid in cash as receivables were collected, generally within 30 days. As such, the carrying value of the receivable recorded at December 30, 2017 approximated fair value. Delinquencies and credit losses on receivables sold were $0.2 million for the year ended December 30, 2017. Cash inflows related to the deferred purchase price receivable totaled $704.7 million for the year ended December 30, 2017. In accordance with the adoption of the new cash flows standards described in Note A, Significant Accounting Policies, the proceeds related to the deferred purchase price receivable are classified as investing activities.

As of December 29, 2018 and December 30, 2017, the Company's deferred revenue totaled $202.0 million and $117.0 million, respectively, of which $98.6 million and $95.6 million, respectively, was classified as current.

Revenue recognized for the years ended December 29, 2018 and December 30, 2017 that was previously deferred as of December 30, 2017 and December 31, 2016 totaled $89.3 million and $76.3 million, respectively.

As of December 29, 2018, approximately $1.160 billion of revenue from long-term contracts primarily in the Security segment was unearned related to customer contracts which were not completely fulfilled and will be recognized on a decelerating basis over the next 5 years. This amount excludes any of the Company's contracts with an original expected duration of one year or less.

C. INVENTORIES

(Millions of Dollars)	2018	2017
Finished products	$1,707.4	$1,461.4
Work in process	150.8	155.5
Raw materials	515.3	401.5
Total	$2,373.5	$2,018.4
Net inventories in the amount of $1.2 billion at December 29, 2018 and $896.9 million at December 30, 2017 were valued at the lower of LIFO cost or market. If the LIFO method had not been used, inventories would have been $44.6 million higher than reported at December 29, 2018 and $2.9 million lower than reported at December 30, 2017.

As part of the Nelson acquisition in the second quarter of 2018, the Company acquired net inventory with an estimated fair value of $48.6 million. Refer to Note E, Acquisitions, for further discussion of the Nelson acquisition.

D. PROPERTY, PLANT AND EQUIPMENT

(Millions of Dollars)	2018	2017
Land	$115.9	$110.9
Land improvements	52.2	53.0
Buildings	625.6	611.8
Leasehold improvements	157.8	140.0
Machinery and equipment	2,566.1	2,343.7
Computer software	452.5	400.1
Property, plant & equipment, gross	$3,970.1	$3,659.5
Less: accumulated depreciation and amortization	(2,054.9)	(1,917.0)
Property, plant & equipment, net	$1,915.2	$1,742.5
Depreciation and amortization expense associated with property, plant and equipment was as follows:

(Millions of Dollars)	2018	2017	2016
Depreciation	$288.4	$253.6	$221.8
Amortization	42.8	43.3	41.8
Depreciation and amortization expense	$331.2	$296.9	$263.6

E. ACQUISITIONS

PENDING ACQUISITION

On August 6, 2018, the Company reached an agreement to acquire International Equipment Solutions Attachments Group ("IES Attachments"), a manufacturer of high quality, performance-driven heavy equipment attachment tools for off-highway applications. On January 29, 2019, the agreement was amended to exclude the mobile processors business. The Company expects the acquisition to further diversify the Company's presence in the industrial markets, expand its portfolio of attachment solutions and provide a meaningful platform for continued growth. The acquisition will be accounted for as a business combination and consolidated into the Company's Industrial segment. The transaction is expected to close in the first half of 2019 subject to customary closing conditions, including regulatory approvals.

2019 TRANSACTION

On January 2, 2019, the Company acquired a 20 percent interest in MTD Holdings Inc. ("MTD"), a privately held global manufacturer of outdoor power equipment, for $234 million in cash. With 2017 revenues of $2.4 billion, MTD manufactures and distributes gas-powered lawn tractors, zero turn mowers, walk behind mowers, snow throwers, trimmers, chain saws, utility vehicles and other outdoor power equipment. Under the terms of the agreement, the Company has the option to acquire the remaining 80 percent of MTD beginning on July 1, 2021 and ending on January 2, 2029. In the event the option is exercised, the companies have agreed to a valuation multiple based on MTD’s 2018 EBITDA, with an equitable sharing arrangement for future EBITDA growth. The investment in MTD increases the Company's presence in the $20 billion global lawn and garden segment and will allow the two companies to work together to pursue revenue and cost opportunities, improve operational efficiency, and introduce new and innovative products for professional and residential outdoor equipment customers, utilizing each company's respective portfolios of strong brands. The Company will apply the equity method of accounting to the MTD investment.
2018 ACQUISITIONS
Nelson Fasteners Systems
On April 2, 2018, the Company acquired the industrial business of Nelson Fastener Systems ("Nelson") from the Doncasters Group, which excluded Nelson's automotive stud welding business, for $430.1 million, net of cash acquired and an estimated working capital adjustment. Nelson is complementary to the Company's product offerings, enhances its presence in the general industrial end markets, expands its portfolio of highly-engineered fastening solutions, and will deliver cost synergies. The results of Nelson are being consolidated into the Industrial segment.
The Nelson acquisition is being accounted for as a business combination, which requires, among other things, the assets acquired and liabilities assumed to be recognized at their fair values as of the acquisition date. The estimated fair value of identifiable net assets acquired, which includes $64.9 million of working capital and $167.0 million of intangible assets, is $210.6 million. The related goodwill is $219.5 million. The amount allocated to intangible assets includes $149.0 million for customer relationships. The useful lives assigned to the intangible assets range from 12 to 15 years.
Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the expected cost synergies of the combined business, assembled workforce, and the going concern nature of Nelson. Goodwill is not expected to be deductible for tax purposes.
The purchase price allocation for Nelson is substantially complete with the exception of certain opening balance sheet contingencies, including environmental, and tax matters. The Company will complete its purchase price allocation within the measurement period. Any measurement period adjustments resulting from the finalization of the Company's purchase accounting assessment are not expected to be material.
A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. The Company’s judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact the Company’s results from operations.
Other 2018 Acquisitions
During 2018, the Company completed six smaller acquisitions for a total purchase price of $105.2 million, net of cash acquired. The estimated fair value of the identifiable net assets acquired, which includes $13.0 million of working capital and $35.5 million of intangible assets, is $37.8 million. The related goodwill is $67.4 million. The amount allocated to intangible assets includes $32.0 million for customer relationships. The useful lives assigned to intangible assets ranges from 10 to 14 years.
The purchase price allocation for these acquisitions is substantially complete with the exception of certain working capital accounts, various opening balance sheet contingencies and tax matters. These adjustments are not expected to have a material impact on the Company’s Consolidated Financial Statements.
2017 ACQUISITIONS
Newell Tools
On March 9, 2017, the Company acquired Newell Tools for approximately $1.86 billion, net of cash acquired. The Newell Tools results have been consolidated into the Company's Tools & Storage segment.
The Newell Tools acquisition was accounted for as a business combination. The purchase price allocation for Newell Tools is complete. The measurement period adjustments recorded in 2018 did not have a material impact to the Company's Consolidated Financial Statements. The following table summarizes the estimated fair values of assets acquired and liabilities assumed:

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
The Craftsman® brand acquisition was accounted for as a business combination. The purchase price allocation for Craftsman is complete. The measurement period adjustments recorded in 2018 did not have a material impact on the Company's consolidated financial statements. The estimated fair value of identifiable net assets acquired, which includes $40.2 million of working capital and $418.0 million of intangible assets, is $482.6 million. The related goodwill is $747.1 million. The amount allocated to intangible assets includes $396.0 million of an indefinite-lived trade name. The useful life assigned to the customer relationships is 17 years.
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
ACTUAL AND PRO-FORMA IMPACT FROM ACQUISITIONS
Actual Impact from Acquisitions
The net sales and net loss from the 2018 acquisitions included in the Company's Consolidated Statements of Operations for the year ended December 29, 2018 are shown in the table below. The net loss includes amortization relating to inventory step-up and intangible assets recorded upon acquisition, transaction costs, and other integration-related costs.

(Millions of Dollars)	2018
Net sales	$216.5
Net loss attributable to common shareowners	$(12.3)
Pro-forma Impact from Acquisitions

The following table presents supplemental pro-forma information for the years ended December 29, 2018 and December 30, 2017, as if the 2017 and 2018 acquisitions had occurred on January 1, 2017. The pro-forma consolidated results are not necessarily indicative of what the Company’s consolidated net sales and net earnings would have been had the Company completed the acquisitions on January 1, 2017. In addition, the pro-forma consolidated results do not purport to project the future results of the Company.

(Millions of Dollars, except per share amounts)	2018	2017
Net sales	$14,065.3	$13,486.2
Net earnings attributable to common shareowners	628.1	1,230.1
Diluted earnings per share	$4.14	$8.07

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

2017 Pro-forma Results

The 2017 pro-forma results were calculated by combining the results of Stanley Black & Decker with the stand-alone results of the 2017 and 2018 acquisitions for their respective pre-acquisition periods. Accordingly the following adjustments were made:

•
Elimination of the historical pre-acquisition intangible asset amortization expense and the addition of intangible asset amortization expense related to intangibles valued as part of the purchase price allocation that would have been incurred from January 1, 2017 to the acquisition dates of the 2017 acquisitions and for the year ended December 30, 2017 for the 2018 acquisitions.

•
Additional depreciation expense for the property, plant, and equipment fair value adjustments that would have been incurred from January 1, 2017 to the acquisition date of Newell Tools and for the year ended December 30, 2017 for the Nelson acquisition.

•	Additional expense for deal costs and inventory step-up, which would have been amortized as the corresponding inventory was sold, relating to the 2018 acquisitions.

F. GOODWILL AND INTANGIBLE ASSETS
GOODWILL — The changes in the carrying amount of goodwill by segment are as follows:

(Millions of Dollars)	Tools & Storage	Industrial	Security	Total
Balance December 30, 2017	$5,189.7	$1,454.4	$2,132.0	$8,776.1
Acquisitions	59.8	225.5	55.0	340.3
Foreign currency translation and other	(95.2)	(0.2)	(64.3)	(159.7)
Balance December 29, 2018	$5,154.3	$1,679.7	$2,122.7	$8,956.7

As required by the Company's policy, goodwill and indefinite-lived trade names were tested for impairment in the third quarter of 2018. The Company assessed the fair values of three of its reporting units utilizing a discounted cash flow valuation model and determined that the fair values exceeded the respective carrying amounts. The key assumptions used were discount rates and perpetual growth rates applied to cash flow projections. Also inherent in the discounted cash flow valuations were near-term revenue growth rates over the next five years. These assumptions contemplated business, market and overall economic conditions. For the remaining two reporting units, the Company determined qualitatively that it was not more likely than not that goodwill was impaired, and thus, the quantitative goodwill impairment test was not required.  In making this determination, the Company considered the significant excess of fair value over carrying amount as calculated in the most recent quantitative analysis, each reporting unit's 2018 performance compared to prior year and their respective industries, analyst multiples and other positive qualitative information. Based on the results of the annual impairment testing performed in the third quarter of 2018, the Company determined that the fair values of each of its reporting units exceeded their respective carrying amounts.

The fair values of the Company's indefinite-lived trade names were assessed using quantitative analyses, which utilized discounted cash flow valuation models taking into consideration appropriate discount rates, royalty rates and perpetual growth rates applied to projected sales. Based on the results of this testing, the Company determined that the fair values of each of its indefinite-lived trade names exceeded their respective carrying amounts.

INTANGIBLE ASSETS — Intangible assets at December 29, 2018 and December 30, 2017 were as follows:

	2018		2017
(Millions of Dollars)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized Intangible Assets — Definite lives
Patents and copyrights	$42.5	$(40.6)	$44.1	$(41.0)
Trade names	170.8	(114.9)	154.0	(111.0)
Customer relationships	2,435.0	(1,269.8)	2,326.1	(1,155.4)
Other intangible assets	236.1	(173.6)	260.3	(175.6)
Total	$2,884.4	$(1,598.9)	$2,784.5	$(1,483.0)
Indefinite-lived trade names totaled $2.199 billion at December 29, 2018 and $2.206 billion at December 30, 2017. The year-over-year change is due to currency fluctuations.

Intangible assets amortization expense by segment was as follows:

(Millions of Dollars)	2018	2017	2016
Tools & Storage	$75.5	$68.0	$36.8
Industrial	50.7	45.4	49.8
Security	49.1	50.4	57.8
Consolidated	$175.3	$163.8	$144.4
Future amortization expense in each of the next five years amounts to $168.6 million for 2019, $150.5 million for 2020, $141.9 million for 2021, $132.7 million for 2022, $123.7 million for 2023 and $568.1 million thereafter.

G. ACCRUED EXPENSES
Accrued expenses at December 29, 2018 and December 30, 2017 were as follows:

(Millions of Dollars)	2018	2017 [1]
Payroll and related taxes	$297.0	$339.5
Income and other taxes	67.5	142.0
Customer rebates and sales returns	116.6	134.0
Insurance and benefits	69.4	73.7
Restructuring costs	108.8	23.2
Derivative financial instruments	7.5	103.1
Warranty costs	65.5	71.3
Deferred revenue	98.6	95.6
Freight costs	87.3	30.5
Environmental costs	58.1	22.5
Other	413.5	352.3
Total	$1,389.8	$1,387.7
1 Certain prior year amounts have been recast as a result of the adoption of the new revenue standard. Refer to Note A, Significant Accounting Policies, for further discussion.

H. LONG-TERM DEBT AND FINANCING ARRANGEMENTS
Long-term debt and financing arrangements at December 29, 2018 and December 30, 2017 were as follows:

		December 29, 2018						December 30, 2017
(Millions of Dollars)	Interest Rate	Original Notional	Unamortized Discount	Unamortized Gain (Loss) Terminated Swaps[1]	Purchase Accounting FV Adjustment	Deferred Financing Fees	Carrying Value	Carrying Value[2]
Notes payable due 2018	2.45%	$—	$—	$—	$—	$—	$—	$630.9
Notes payable due 2018	1.62%	—	—	—	—	—	—	344.1
Notes payable due 2021	3.40%	400.0	(0.1)	10.2	—	(1.0)	409.1	412.1
Notes payable due 2022	2.90%	754.3	(0.3)	—	—	(2.4)	751.6	750.9
Notes payable due 2028	7.05%	150.0	—	10.4	10.0	—	170.4	172.6
Notes payable due 2028	4.25%	500.0	(0.4)	—	—	(3.9)	495.7	—
Notes payable due 2040	5.20%	400.0	(0.2)	(31.9)	—	(3.0)	364.9	363.3
Notes payable due 2048	4.85%	500.0	(0.6)	—	—	(5.0)	494.4	—
Notes payable due 2052 (junior subordinated)	5.75%	750.0	—	—	—	(18.4)	731.6	731.0
Notes payable due 2053 (junior subordinated)	7.08%	400.0	—	4.6	—	(7.9)	396.7	$396.6
Other, payable in varying amounts through 2022	0.00% - 4.50%	7.9	—	—	—	—	7.9	4.2
Total long-term debt, including current maturities		$3,862.2	$(1.6)	$(6.7)	$10.0	$(41.6)	$3,822.3	$3,805.7
Less: Current maturities of long-term debt							(2.5)	(977.5)
Long-term debt							$3,819.8	$2,828.2
1 Unamortized gain (loss) associated with interest rate swaps are more fully discussed in Note I, Financial Instruments.
2 Certain prior year amounts have been recast as a result of the adoption of the new revenue standard. Refer to Note A, Significant Accounting Policies, for further discussion.
As of December 29, 2018, the aggregate annual principal maturities of long-term debt for each of the years from 2019 to 2023 are $2.9 million for 2019, $0.4 million for 2020, $400.4 million for 2021, $758.5 million for 2022, no principal maturities for 2023, and $2.700 billion thereafter. These maturities represent the principal amounts to be paid and accordingly exclude the remaining $10.0 million of unamortized fair value adjustments made in purchase accounting, which increased the Black & Decker note payable due 2028, as well as a net loss of $8.3 million pertaining to unamortized termination gain/loss on interest rate swaps and unamortized discount on the notes as described in Note I, Financial Instruments, and $41.6 million of unamortized deferred financing fees. Interest paid during 2018, 2017 and 2016 amounted to $249.6 million, $198.3 million and $176.6 million, respectively.
In November 2018, the Company issued $500 million of senior unsecured notes, maturing on November 15, 2028 ("2028 Term Notes") and $500 million of senior unsecured notes, maturing on November 15, 2048 ("2048 Term Notes"). The 2028 Term Notes and 2048 Term Notes will accrue interest at fixed rates of 4.25% per annum and 4.85% per annum, respectively, with interest payable semi-annually in arrears on both notes. The notes are unsecured and rank equally with all of the Company's existing and future unsecured and unsubordinated debt. The Company received net proceeds of $990.0 million which reflects a discount of $0.9 million and $9.1 million of underwriting expenses and other fees associated with the transaction. The Company used the net proceeds from the offering for general corporate purposes, including repayment of other borrowings.
Contemporaneously with the issuance of the 2028 Term Notes and 2048 Term Notes, the Company paid $977.5 million to settle its remaining obligations of two unsecured notes which matured in November 2018. These notes are described in more detail below.
In December 2013, the Company issued $400.0 million aggregate principal amount of 5.75% fixed-to-floating rate junior subordinated debentures maturing December 15, 2053 (“2053 Junior Subordinated Debentures”). The 2053 Junior Subordinated Debentures bore interest at a fixed rate of 5.75% per annum, payable semi-annually in arrears to, but excluding December 15, 2018. From and including December 15, 2018, the 2053 Junior Subordinated Debentures bear interest at an annual rate equal to three-month LIBOR plus 4.304%, payable quarterly in arrears. The 2053 Junior Subordinated Debentures are unsecured and rank subordinate and junior in right of payment to all of the Company’s existing and future senior debt. The 2053 Junior Subordinated Debentures rank equally in right of payment with all of the Company’s other unsecured junior subordinated debt. The Company received proceeds from the offering of $392.0 million, net of $8.0 million of underwriting discounts and commissions, before offering expenses. The Company used the net proceeds primarily to repay commercial paper borrowings. The Company may, so long as there is no event of default with respect to the debentures, defer interest payments on the debentures, from time to time, for one or more Optional Deferral Periods (as defined in the indenture governing the 2053 Junior Subordinated Debentures) of up to five consecutive years. Deferral of interest payments cannot extend beyond the maturity date of the debentures. The 2053 Junior Subordinated Debentures include an optional redemption provision whereby the Company may elect to redeem the debentures, in whole or in part, at a "make-whole" premium based on United States Treasury rates, plus accrued and unpaid interest if redeemed before December 15, 2018, or at 100% of their principal amount plus accrued and unpaid interest if redeemed after December 15, 2018. In addition, the Company could have redeemed the debentures in whole, but not in part, before December 15, 2018, if certain changes in tax laws, regulations or interpretations occurred at 100% of their principal amount plus accrued and unpaid interest. On February 25, 2019, the Company redeemed all of the outstanding 2053 Junior Subordinated Debentures for $405.7 million, which represented 100% of the principal amount plus accrued and unpaid interest to the redemption date.
In November 2012, the Company issued $800.0 million of senior unsecured term notes, maturing on November 1, 2022 (“2022 Term Notes”) with fixed interest payable semi-annually, in arrears, at a rate of 2.90% per annum. The 2022 Term Notes are unsecured and rank equally with all of the Company's existing and future unsecured and unsubordinated debt. The Company received net proceeds of $793.9 million, which reflected a discount of $0.7 million and $5.4 million of underwriting expenses and other fees associated with the transaction. The Company used the net proceeds from the offering for general corporate purposes, including repayment of short-term borrowings. The 2022 Term Notes include a Change of Control provision that would apply should a Change of Control event (as defined in the Indenture governing the 2022 Term Notes) occur. The Change of Control provision states that the holders of the 2022 Term Notes may require the Company to repurchase, in cash, all of the outstanding 2022 Term Notes for a purchase price at 101.0% of the original principal amount, plus any accrued and unpaid interest outstanding up to the repurchase date. In December 2014, the Company repurchased $45.7 million of the 2022 Term Notes and paid $45.3 million in cash and recognized a net pre-tax gain of less than $0.1 million after expensing $0.3 million of related loan discount costs and deferred financing fees. At December 29, 2018, the carrying value of the 2022 Term Notes includes $0.3 million of unamortized discount.
In July 2012, the Company issued $750.0 million of junior subordinated debentures, maturing on July 25, 2052 (“2052 Junior Subordinated Debentures”) with fixed interest payable quarterly, in arrears, at a rate of 5.75% per annum. The 2052 Junior Subordinated Debentures are unsecured and rank subordinate and junior in right of payment to all of the Company's existing and future senior debt. The Company received net proceeds of $729.4 million and paid $20.6 million of fees associated with the transaction. The Company used the net proceeds from the offering for general corporate purposes, including repayment of debt and refinancing of near-term debt maturities. The Company may, so long as there is no event of default with respect to the debentures, defer interest payments on the debentures, from time to time, for one or more Optional Deferral Periods (as defined in the indenture governing the 2052 Junior Subordinated Debentures) of up to five consecutive years per period. Deferral of interest payments cannot extend beyond the maturity date of the debentures. Additionally, the 2052 Junior Subordinated Debentures include an optional redemption whereby the Company may elect to redeem the debentures at 100% of their principal amount plus accrued and unpaid interest.
Commercial Paper and Credit Facilities

In January 2017, the Company amended its existing $2.0 billion commercial paper program to increase the maximum amount of notes authorized to be issued to $3.0 billion and to include Euro denominated borrowings in addition to U.S. Dollars. As of December 29, 2018, the Company had $373.0 million of borrowings outstanding against the Company's $3.0 billion commercial paper program, of which approximately $228.9 million in Euro denominated commercial paper was designated as Net Investment Hedge as described in more detailed in Note I, Financial Instruments. At December 30, 2017, the Company had no borrowings outstanding against the Company’s $3.0 billion commercial paper program.

In September 2018, the Company amended and restated its existing five-year $1.75 billion committed credit facility with the concurrent execution of a new five-year $2.0 billion committed credit facility (the "5 Year Credit Agreement"). Borrowings under the Credit Agreement may be made in U.S. Dollars, Euros or Pounds Sterling. A sub-limit of $653.3 million is designated for swing line advances which may be drawn in Euros pursuant to the terms of the 5 Year Credit Agreement. Borrowings bear interest at a floating rate plus an applicable margin dependent upon the denomination of the borrowing and specific terms of the 5 Year Credit Agreement. The Company must repay all advances under the 5 Year Credit Agreement by the earlier of September 12, 2023 or upon termination. The 5 Year Credit Agreement is designated to be a liquidity back-stop for the Company's $3.0 billion U.S. Dollar and Euro commercial paper program. As of December 29, 2018 and December 30, 2017, the Company had not drawn on its five-year committed credit facility.

In September 2018, the Company terminated its previous 364-day $1.25 billion committed credit facility and concurrently executed a new 364-Day $1.0 billion committed credit facility (the "364 Day Credit Agreement"). Borrowings under the 364 Day Credit Agreement may be made in U.S. Dollars or Euros and bear interest at a floating rate plus an applicable margin dependent upon the denomination of the borrowing and pursuant to the terms of the 364 Day Credit Agreement. The Company must repay all advances under the 364 Day Credit Agreement by the earlier of September 11, 2019 or upon termination. The Company may, however, convert all advances outstanding upon termination, into a term loan that shall be repaid in full no later than the first anniversary of the termination date, provided that the Company, among other things, pays a fee to the administrative agent for the account of each lender. The 364 Day Credit Agreement serves as a liquidity back-stop for the Company's $3.0 billion U.S. Dollar and Euro commercial paper program. As of December 29, 2018, the Company had not drawn on its 364-Day committed credit facility.

In addition, the Company has other short-term lines of credit that are primarily uncommitted, with numerous banks, aggregating $455.4 million, of which $357.8 million was available at December 29, 2018. Short-term arrangements are reviewed annually for renewal.

At December 29, 2018, the aggregate amount of committed and uncommitted lines of credit, long-term and short-term, was $3.5 billion. At December 29, 2018, $376.1 million was recorded as short-term borrowings relating to commercial paper and amounts outstanding against uncommitted lines. In addition, $97.6 million of the short-term credit lines was utilized primarily pertaining to outstanding letters of credit for which there are no required or reported debt balances. The weighted-average interest rates on U.S. dollar denominated short-term borrowings for the years ended December 29, 2018 and December 30, 2017 were 2.3% and 1.2%, respectively. The weighted-average interest rate on Euro denominated short-term borrowings for the years ended December 29, 2018 and December 30, 2017 was negative 0.3%.
Equity Units

In December 2013, the Company issued 3,450,000 Equity Units (the “Equity Units”), each with a stated value of $100. The Equity Units were initially comprised of a 1/10, or 10%, undivided beneficial ownership in a $1,000 principal amount 2.25% junior subordinated note due 2018 (the “2018 Junior Subordinated Note”) and a forward common stock purchase contract (the “Equity Purchase Contract”). The Company received approximately $334.7 million in cash proceeds from the Equity Units, net of underwriting discounts and commissions, before offering expenses, and recorded $345.0 million in long-term debt. The proceeds from the issuance of the Equity Units were used primarily to repay commercial paper borrowings. The Company also used $9.7 million of the proceeds to enter into capped call transactions utilized to hedge potential economic dilution as described in more detail below.

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

2018 Junior Subordinated Notes:
Prior to November 17, 2016, the 2018 Junior Subordinated Notes bore interest at a rate of 2.25% per annum, payable quarterly in arrears. The Company successfully remarketed the 2018 Junior Subordinated Notes in November 2016 ("Subordinated Notes"). In connection with the remarketing, the interest rate on the notes was reset, effective on the settlement date to a rate of 1.622% per annum, payable semi-annually in arrears through November 2018.

The remarketing resulted in proceeds of $345.0 million, which the Company did not directly receive, and were automatically applied to satisfy in full the related unit holders’ obligations to purchase common stock under their Equity Purchase Contracts.

In November 2018, the $345.0 million aggregate principal amount of the Subordinated Notes matured and was paid by the Company to settle its remaining obligation.

Interest expense of $4.9 million for 2018 and $5.6 million for 2017 was recorded related to the contractual interest coupon on the Subordinated Notes based on the annual rate of 1.622%. Interest expense of $6.8 million in 2016 was recorded related to the 2.25% contractual interest coupon on the 2018 Junior Subordinated Notes.

Capped Call Transactions:
In order to offset the potential economic dilution associated with the common shares issuable upon settlement of the Equity Purchase Contracts, the Company entered into capped call transactions with a major financial institution (the “counterparty”). The capped call transactions covered, subject to customary anti-dilution adjustments, the number of shares equal to the number of shares issuable upon settlement of the Equity Purchase Contracts. The capped call transactions had a term of approximately three years and initially had a lower strike price of $98.80, which corresponded to the minimum settlement rate of the Equity Purchase Contracts, and an upper strike price of $112.91, which was approximately 40% higher than the closing price of the Company's common stock on November 25, 2013, and were subject to customary anti-dilution adjustments. The Company paid $9.7 million of cash to fund the cost of the capped call transactions, which was recorded as a reduction of Shareowners’ Equity. In October and November 2016, the Company’s capped call options on its common stock expired and were net-share settled resulting in the Company receiving 418,234 shares of common stock.
Convertible Preferred Units

In November 2010, the Company issued 6,325,000 Convertible Preferred Units (the “Convertible Preferred Units”), each with a stated amount of $100. The Convertible Preferred Units were comprised of a 1/10, or 10%, undivided beneficial ownership in a $1,000 principal amount junior subordinated note (the “Notes”) and a Purchase Contract (the “Purchase Contract”) obligating holders to purchase one share of the Company’s 4.75% Series B Perpetual Cumulative Convertible Preferred Stock (the “Convertible Preferred Stock”). The Company received $613.5 million in cash proceeds from the Convertible Preferred Units offering, net of underwriting fees.

In November 2015, the Notes were successfully remarketed with the proceeds automatically applied to satisfy in full the related unit holders’ obligations to purchase Convertible Preferred Stock under their Purchase Contracts. Accordingly, the Company issued 6,325,000 shares of Convertible Preferred Stock resulting in cash proceeds to the Company of $632.5 million. In December 2015, the Company converted, redeemed, and settled all Convertible Preferred Stock by paying $632.5 million in cash and issuing 2.9 million common shares for the excess value of the conversion feature above the face value.

In November 2018, the $632.5 million principal amount of the Notes matured and was paid by the Company to settle its remaining obligation.

Interest expense of $13.6 million in 2018 and $15.5 million in 2017 and 2016 was recorded related to the contractual interest coupon on the Notes based upon the 2.45% annual rate.
I. FINANCIAL INSTRUMENTS
In the first quarter of 2018, the Company elected to early adopt ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedge Activities, which amends the hedge accounting recognition and presentation requirements of ASC 815. ASU 2017-12 requires the presentation and disclosure requirements to be applied prospectively and as a result, certain disclosures for fiscal years 2017 and 2016 conform to the presentation and disclosure requirements prior to the adoption.
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
A summary of the fair values of the Company’s derivatives recorded in the Consolidated Balance Sheets at December 29, 2018 and December 30, 2017 follows:

(Millions of Dollars)	Balance Sheet Classification	2018	2017	Balance Sheet Classification	2018	2017
Derivatives designated as hedging instruments:
Interest Rate Contracts Cash Flow	Other current assets	$—	$—	Accrued expenses	$—	$55.7
	LT other assets	—	—	LT other liabilities	—	—
Foreign Exchange Contracts Cash Flow	Other current assets	18.1	4.1	Accrued expenses	0.6	33.4
	LT other assets	—	—	LT other liabilities	—	5.2
Net Investment Hedge	Other current assets	5.7	6.6	Accrued expenses	1.5	7.0
	LT other assets	—	—	LT other liabilities	13.8	5.8
Non-derivative designated as hedging instrument:
Net Investment Hedge		—	—	Short-term borrowings	228.9	—
Total Designated as hedging instruments		$23.8	$10.7		$244.8	$107.1
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other current assets	$9.1	$7.3	Accrued expenses	$5.4	$6.9
Total		$32.9	$18.0		$250.2	$114.0
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
In 2018, 2017 and 2016, cash flows related to derivatives, including those that are separately discussed below, resulted in net cash received of $2.4 million, $2.6 million and $94.7 million, respectively.
CASH FLOW HEDGES — There were after-tax mark-to-market losses of $26.8 million and $112.6 million as of December 29, 2018 and December 30, 2017, respectively, reported for cash flow hedge effectiveness in Accumulated other comprehensive loss. An after-tax loss of $1.9 million is expected to be reclassified to earnings as the hedged transactions occur or as amounts are amortized within the next twelve months. The ultimate amount recognized will vary based on fluctuations of the hedged currencies and interest rates through the maturity dates.

The tables below detail pre-tax amounts of derivatives designated as cash flow hedges in Accumulated other comprehensive loss for active derivatives during the periods in which the underlying hedged transactions affected earnings for 2018, 2017 and 2016:

2018 (Millions of Dollars)	(Loss) Gain Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Recognized in Income on Amounts Excluded from Effectiveness Testing
Interest Rate Contracts	$33.1	Interest expense	$—	$—
Foreign Exchange Contracts	$35.9	Cost of sales	$(17.9)	$—

2017 (Millions of Dollars)	(Loss) Gain Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income (Effective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion*)
Interest Rate Contracts	$(8.4)	Interest expense	$—	$—
Foreign Exchange Contracts	$(66.6)	Cost of sales	$8.4	$—

2016 (Millions of Dollars)	(Loss) Gain Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income (Effective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion*)
Interest Rate Contracts	$(6.2)	Interest expense	$—	$—
Foreign Exchange Contracts	$19.3	Cost of sales	$21.7	$—
* Includes ineffective portion and amount excluded from effectiveness testing on derivatives.

A summary of the pre-tax effect of cash flow hedge accounting on the Consolidated Statements of Operations for 2018 is as follows:

	2018
(Millions of dollars)	Cost of Sales	Interest Expense
Total amount in the Consolidated Statements of Operations in which the effects of the cash flow hedges are recorded	$9,131.3	$277.9
Gain (loss) on cash flow hedging relationships:
Foreign Exchange Contracts:
Hedged Items	$17.9	$—
Gain (loss) reclassified from OCI into Income	$(17.9)	$—
Interest Rate Swap Agreements:
Gain (loss) reclassified from OCI into Income [1]	$—	$(15.3)
1 Inclusive of the gain/loss amortization on terminated derivative financial instruments.
For 2017 and 2016, the hedged items’ impact to the Consolidated Statement of Operations were losses of $8.4 million and $21.7 million, respectively, in Cost of Sales which are offsetting the amounts shown above. There was no impact related to the interest rate contracts’ hedged items for any period presented.
For 2018 and 2017, an after-tax loss of $15.4 million and $4.7 million, respectively, and for 2016 an after-tax gain of $3.3 million were reclassified from Accumulated other comprehensive loss into earnings (inclusive of the gain/loss amortization on terminated derivative financial instruments) during the periods in which the underlying hedged transactions affected earnings.
Interest Rate Contracts: The Company enters into interest rate swap agreements in order to obtain the lowest cost source of funds within a targeted range of variable to fixed-rate debt proportions. As of December 29, 2018, all interest rate swaps designated as cash flow hedges matured as discussed below. As of December 30, 2017, the Company had $400 million of forward starting swaps which were executed in 2014.
In November 2018, forward starting interest rate swaps with an aggregate notional amount of $400 million fixing 10 years of interest payments ranging from 4.25%-4.85% matured. The objective of the hedges was to offset the expected variability on future payments associated with the interest rate on debt instruments. This resulted in a loss of $22.7 million, which was recorded in Accumulated other comprehensive loss and is being amortized to earnings as interest expense over future periods. The cash flows stemming from the maturity of such interest rate swaps designated as cash flow hedges are presented within other financing activities in the Consolidated Statements of Cash Flows.
In January and February 2019, the Company entered into forward starting interest rate swaps totaling $450 million to offset the expected variability on future interest payments associated with debt instruments expected to be issued in the future.
Foreign Currency Contracts
Forward Contracts: Through its global businesses, the Company enters into transactions and makes investments denominated in multiple currencies that give rise to foreign currency risk. The Company and its subsidiaries regularly purchase inventory from subsidiaries with functional currencies different than their own, which creates currency-related volatility in the Company’s results of operations. The Company utilizes forward contracts to hedge these forecasted purchases and sales of inventory. Gains and losses reclassified from Accumulated other comprehensive loss are recorded in Cost of sales as the hedged item affects earnings. There are no components excluded from the assessment of effectiveness for these contracts. At December 29, 2018, and December 30, 2017 the notional values of the forward currency contracts outstanding was $240.0 million and $559.9 million, respectively, maturing on various dates through 2019.
Purchased Option Contracts: The Company and its subsidiaries have entered into various intercompany transactions whereby the notional values are denominated in currencies other than the functional currencies of the party executing the trade. In order to better match the cash flows of its intercompany obligations with cash flows from operations, the Company enters into purchased option contracts. Gains and losses reclassified from Accumulated other comprehensive loss are recorded in Cost of sales as the hedged item affects earnings. There are no components excluded from the assessment of effectiveness for these contracts. At December 29, 2018 and December 30, 2017, the notional value of option contracts outstanding was $370.0 million and $400.0 million, respectively, maturing on various dates through 2019.
FAIR VALUE HEDGES
Interest Rate Risk: In an effort to optimize the mix of fixed versus floating rate debt in the Company’s capital structure, the Company enters into interest rate swaps. In previous years, the Company entered into interest rate swaps on the first five years of the Company's $400 million 5.75% notes due 2053 and interest rate swaps with notional values which equaled the Company's $400 million 3.40% notes due 2021 and the Company's $150 million 7.05% notes due 2028. These interest rate swaps effectively converted the Company's fixed rate debt to floating rate debt based on LIBOR, thereby hedging the fluctuation in fair value resulting from changes in interest rates. In 2016, the Company terminated all of the above interest rate swaps and there were no open contracts as of December 29, 2018 and December 30, 2017. The terminations resulted in cash receipts of $27.0 million. This gain was deferred and is being amortized to earnings over the remaining life of the notes.

A summary of the pre-tax effect of fair value hedge accounting on the Consolidated Statements of Operations for 2018 is as follows:

(Millions of dollars)	2018 Interest Expense
Total amount in the Consolidated Statements of Operations in which the effects of the fair value hedges are recorded	$277.9
Amortization of gain on terminated swaps	$(3.2)

Prior to termination of the Company's interest rate swaps discussed above, the changes in fair value of the swaps and the offsetting changes in fair value related to the underlying notes were recognized in earnings. A summary of the fair value adjustments relating to these swaps is as follows:

	2017		2016
Income Statement Classification (Millions of Dollars)	(Loss)/Gain on Swaps*	Gain /(Loss) on Borrowings	Gain/(Loss) on Swaps*	(Loss)/Gain on Borrowings
Interest expense	$—	$—	$(3.3)	$3.8
* Includes ineffective portion and amount excluded from effectiveness testing on derivatives.
Amortization of the gain on terminated swaps of $3.2 million was reported as a reduction of interest expense in 2017. In addition to the fair value adjustments in the table above, net swap accruals and amortization of the gain/loss on terminated swaps of $6.9 million was reported as a reduction of interest expense in 2016. Interest expense on the underlying debt was $19.9 million in 2016 when the hedges were active.

A summary of the amounts recorded in the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges as of December 29, 2018 is as follows:

(Millions of dollars)	Carrying Amount of Hedged Liability[1]	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liability
Current maturities of long-term debt	$2.5	Terminated Swaps	$2.1
Long-Term Debt	$3,819.8	Terminated Swaps	$(10.0)
1Represents hedged items no longer designated in qualifying fair value hedging relationships.
NET INVESTMENT HEDGES
Foreign Exchange Contracts: The Company utilizes net investment hedges to offset the translation adjustment arising from re-measurement of its investment in the assets and liabilities of its foreign subsidiaries. The total after-tax amounts in Accumulated other comprehensive loss were a gain of $63.3 million and $3.4 million at December 29, 2018 and December 30, 2017, respectively.

As of December 29, 2018, the Company had foreign exchange contracts that mature on various dates through 2019 with notional values totaling $262.4 million outstanding hedging a portion of its British pound sterling, Swedish krona and Euro denominated net investments; a cross currency swap with a notional value totaling $250.0 million maturing 2023 hedging a portion of its Japanese yen denominated net investment; an option contract with a notional value totaling $35.1 million maturing in 2019 hedging a portion of its Mexican peso denominated net investment; and Euro denominated commercial paper with a value of $228.9 million maturing in 2019 hedging a portion of its Euro denominated net investments. As of December 30, 2017, the Company had foreign exchange contracts maturing on various dates through 2018 with notional values totaling $751.2 million outstanding hedging a portion of its British pound sterling, Mexican peso, Swedish krona, Euro and Canadian denominated net investment and a cross currency swap with a notional value totaling $250.0 million maturing 2023 hedging a portion of its Japanese yen denominated net investment.
In January 2019, the Company entered into cross currency swaps with notional values totaling $1.25 billion maturing 2020 hedging a portion of its Euro, Swedish krona and Swiss franc denominated net investments.

Maturing foreign exchange contracts resulted in net cash received of $25.7 million, cash paid of $23.3 million and cash received of $104.7 million during 2018, 2017 and 2016, respectively.

Gains and losses on net investment hedges remain in Accumulated other comprehensive loss until disposal of the underlying assets. Upon adoption of ASU 2017-12, gains and losses representing components excluded from the assessment of effectiveness are recognized in earnings in Other, net on a straight-line basis over the term of the hedge. Prior to the adoption of ASU 2017-12, no components were excluded from the assessment of effectiveness. Refer to Note A, Significant Accounting Policies, for further discussion. Gains and losses after a hedge has been de-designated are recorded directly to the Consolidated Statements of Operations in Other, net.

The pre-tax gain or loss from fair value changes for 2018 was as follows:

	2018
(Millions of Dollars)	Total Gain (Loss) Recorded in OCI	Excluded Component Recorded in OCI	Income Statement Classification	Total Gain (Loss) Reclassified from OCI to Income	Excluded Component Amortized from OCI to Income
Forward Contracts	$37.1	$8.6	Other, net	$8.2	$8.2
Cross Currency Swap	$(2.3)	$5.8	Other, net	$6.8	$6.8
Option Contracts	$(2.0)	$—	Other, net	$—	$—
Non-derivative designated as Net Investment Hedge	$61.8	$—	Other, net	$—	$—
The pre-tax gain or loss from fair value changes for 2017 and 2016 was as follows:

	2017			2016
Income Statement Classification (Millions of Dollars)	Amount Recorded in OCI Gain (Loss)	Effective Portion Recorded in Income Statement	Ineffective Portion* Recorded in Income Statement	Amount Recorded in OCI Gain (Loss)	Effective Portion Recorded in Income Statement	Ineffective Portion* Recorded in Income Statement
Other-net	$(131.3)	$—	$—	$117.8	$—	$—
*Includes ineffective portion.
As discussed in Note H, Long-Term Debt and Financing Arrangements, the Company amended its existing $2.0 billion commercial paper program in 2017 to increase the maximum amount of notes authorized to be issued to $3.0 billion and to include Euro denominated borrowings in addition to U.S. Dollars. Euro denominated borrowings against this commercial paper program during 2018 and 2017 were designated as a Net Investment Hedge against a portion of its Euro denominated net investment. As of December 29, 2018, the Company has $228.9 million in Euro denominated borrowings outstanding against this commercial paper program. As of December 30, 2017, the Company had no borrowings outstanding against this commercial paper program.

UNDESIGNATED HEDGES
Foreign Exchange Contracts: Currency swaps and foreign exchange forward contracts are used to reduce risks arising from the change in fair value of certain foreign currency denominated assets and liabilities (such as affiliate loans, payables and receivables). The objective of these practices is to minimize the impact of foreign currency fluctuations on operating results. The total notional amount of the forward contracts outstanding at December 29, 2018 was $1.0 billion maturing on various dates through 2019. The total notional amount of the forward contracts outstanding at December 30, 2017 was $1.0 billion maturing on various dates through 2018. The income statement impacts related to derivatives not designated as hedging instruments under ASC 815 for 2018, 2017 and 2016 are as follows:

(Millions of Dollars)	Income Statement Classification	2018 Amount of Gain (Loss) Recorded in Income on Derivative	2017 Amount of Gain (Loss) Recorded in Income on Derivative	2016 Amount of (Loss) Gain Recorded in Income on Derivative
Foreign Exchange Contracts	Other-net	$17.0	$51.5	$(21.1)

J. CAPITAL STOCK
EARNINGS PER SHARE — The following table reconciles net earnings attributable to common shareowners and the weighted-average shares outstanding used to calculate basic and diluted earnings per share for the fiscal years ended December 29, 2018, December 30, 2017, and December 31, 2016.

	2018	2017	2016
Numerator (in millions):
Net Earnings Attributable to Common Shareowners[1]	$605.2	$1,227.3	$968.0

Denominator (in thousands):
Basic weighted-average shares outstanding	148,919	149,629	146,041
Dilutive effect of stock contracts and awards	2,724	2,820	2,166
Diluted weighted-average shares outstanding	151,643	152,449	148,207

Earnings per share of common stock[1]:
Basic	$4.06	$8.20	$6.63
Diluted	$3.99	$8.05	$6.53
1 Prior year amounts have been recast as a result of the adoption of the new revenue standard. Refer to Note A, Significant Accounting Policies, for further discussion.
The following weighted-average stock options were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive (in thousands):

	2018	2017	2016
Number of stock options	1,339	389	734

As described in detail below under "Other Equity Arrangements," the Company issued 7,500,000 Equity Units in May 2017 with a total notional value of $750.0 million. Each unit initially consists of 750,000 shares of convertible preferred stock and forward stock purchase contracts. On and after May 15, 2020, the convertible preferred stock may be converted into common stock at the option of the holder. At the election of the Company, upon conversion, the Company may deliver cash, common stock, or a combination thereof. The conversion rate was initially 6.1627 shares of common stock per one share of convertible preferred stock, which is equivalent to an initial conversion price of approximately $162.27 per share of common stock. As of December 29, 2018, due to the customary anti-dilution provisions, the conversion rate was 6.1783, equivalent to a conversion price of approximately $161.86 per share of common stock. The convertible preferred stock is excluded from the denominator of the diluted earnings per share calculation on the basis that the convertible preferred stock will be settled in cash except to the extent that the conversion value of the convertible preferred stock exceeds its liquidation preference. Therefore, before any redemption or conversion, the common shares that would be required to settle the applicable conversion value in excess of the liquidation preference, if the Company elects to settle such excess in common shares, are included in the denominator of diluted earnings per share in periods in which they are dilutive. The shares related to the convertible preferred stock were anti-dilutive during most of 2018.

As described in detail below under "Other Equity Arrangements," the Company issued Equity Units in December 2013 comprised of $345.0 million of Notes and Equity Purchase Contracts, which obligated the holders to purchase on November 17, 2016, for $100, between 1.0122 and 1.2399 shares of the Company’s common stock. The shares related to the Equity Purchase Contracts were anti-dilutive during certain months in 2016. Upon the November 17, 2016 settlement date, the Company issued 3,504,165 shares of common stock and received cash proceeds of $345.0 million.
COMMON STOCK ACTIVITY — Common stock activity for 2018, 2017 and 2016 was as follows:

	2018	2017	2016
Outstanding, beginning of year	154,038,031	152,559,767	153,944,291
Issued from treasury	941,854	1,680,339	4,870,761
Returned to treasury	(3,677,435)	(202,075)	(6,255,285)
Outstanding, end of year	151,302,450	154,038,031	152,559,767
Shares subject to the forward share purchase contract	(3,645,510)	(3,645,510)	(3,645,510)
Outstanding, less shares subject to the forward share purchase contract	147,656,940	150,392,521	148,914,257
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
COMMON STOCK RESERVED — Common stock shares reserved for issuance under various employee and director stock plans at December 29, 2018 and December 30, 2017 are as follows:

	2018	2017
Employee stock purchase plan	1,606,224	1,745,939
Other stock-based compensation plans	14,277,893	2,526,337
Total shares reserved	15,884,117	4,272,276

On January 22, 2018, the Board of Directors adopted the 2018 Omnibus Award Plan (the "2018 Plan") and authorized the issuance of 16,750,000 shares of the Company's common stock in connection with the awards pursuant to the 2018 Plan. No further awards will be issued under the Company's 2013 Long-Term Incentive Plan.

PREFERRED STOCK PURCHASE RIGHTS — Prior to March 10, 2016, each outstanding share of common stock had a 1 share purchase right. Each purchase right could be exercised to purchase one two-hundredth of a share of Series A Junior Participating Preferred Stock at an exercise price of $220.00, subject to adjustment. The rights, which did not have voting rights, expired on March 10, 2016. There were no outstanding rights or shares of Series A Junior Participating Preferred Stock as of December 29, 2018.

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
The fair value of stock option grants is estimated on the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used to value grants made in 2018, 2017 and 2016.

	2018	2017	2016
Average expected volatility	23.0%	20.0%	24.1%
Dividend yield	2.0%	1.5%	2.0%
Risk-free interest rate	2.9%	2.2%	2.0%
Expected term	5.3 years	5.2 years	5.3 years
Fair value per option	$26.54	$30.71	$23.41
Weighted-average vesting period	2.9 years	2.9 years	2.4 years
Stock Options:
The number of stock options and weighted-average exercise prices as of December 29, 2018 are as follows:

	Options	Price
Outstanding, beginning of year	6,561,404	$102.56
Granted	1,255,750	130.88
Exercised	(267,378)	80.66
Forfeited	(197,513)	133.60
Outstanding, end of year	7,352,263	$107.36
Exercisable, end of year	4,601,357	$88.87
At December 29, 2018, the range of exercise prices on outstanding stock options was $30.03 to $168.78. Stock option expense was $23.9 million, $21.3 million and $22.8 million for the years ended December 29, 2018, December 30, 2017 and December 31, 2016, respectively. At December 29, 2018, the Company had $53.3 million of unrecognized pre-tax compensation expense for stock options. This expense will be recognized over the remaining vesting periods which are 1.8 years on a weighted-average basis.
During 2018, the Company received $21.6 million in cash from the exercise of stock options. The related tax benefit from the exercise of these options was $3.3 million. During 2018, 2017 and 2016, the total intrinsic value of options exercised was $18.3 million, $72.7 million and $35.9 million, respectively. When options are exercised, the related shares are issued from treasury stock.

An excess tax benefit is generated on the extent to which the actual gain, or spread, an optionee receives upon exercise of an option exceeds the fair value determined at the grant date; that excess spread over the fair value of the option times the applicable tax rate represents the excess tax benefit. During 2018 and 2017, the excess tax benefit arising from tax deductions in excess of recognized compensation cost totaled $2.3 million and $18.3 million, respectively, and was recorded in income tax expense. Prior to the adoption of ASU 2016-09, the 2016 excess tax benefit of $9.1 million was recorded in additional paid-in capital.
Outstanding and exercisable stock option information at December 29, 2018 follows:

	Outstanding Stock Options			Exercisable Stock Options
Exercise Price Ranges	Options	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Options	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$75.00 and below	2,031,976	2.20	$62.36	2,031,976	2.20	$62.36
$75.01 — $125.00	2,960,794	6.73	105.54	2,267,023	6.45	102.14
$125.01 and higher	2,359,493	9.43	148.40	302,358	8.78	167.51
	7,352,263	6.35	$107.36	4,601,357	4.73	$88.87
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
As of December 29, 2018, the aggregate intrinsic value of stock options outstanding and stock options exercisable was $154.5 million and $152.8 million, respectively.
Employee Stock Purchase Plan:
The Employee Stock Purchase Plan (“ESPP”) enables eligible employees in the United States, Canada and Israel to purchase shares of common stock at the lower of 85.0% of the fair market value of the shares on the grant date ($135.30 per share for fiscal year 2018 purchases) or 85.0% of the fair market value of the shares on the last business day of each month. A maximum of 6,000,000 shares are authorized for subscription. During 2018, 2017 and 2016, 139,715 shares, 190,154 shares and 168,233 shares, respectively, were issued under the plan at average prices of $121.00, $103.35, and $84.46 per share, respectively, and the intrinsic value of the ESPP purchases was $3.1 million, $8.7 million and $4.8 million, respectively. For 2018, the Company received $16.9 million in cash from ESPP purchases, and there was no related tax benefit. The fair value of ESPP shares was estimated using the Black-Scholes option pricing model. ESPP compensation cost is recognized ratably over the one-year term based on actual employee stock purchases under the plan. The fair value of the employees’ purchase rights under the ESPP was estimated using the following assumptions for 2018, 2017 and 2016, respectively: dividend yield of 1.6%, 1.8% and 2.1%; expected volatility of 16.0%, 21.0% and 20.0%; risk-free interest rates of 1.6%, 0.9%, and 0.5%; and expected lives of one year. The weighted-average fair value of those purchase rights granted in 2018, 2017 and 2016 was $43.69, $35.70 and $29.68, respectively. Total compensation expense recognized for ESPP amounted to $6.6 million for 2018, $6.7 million for 2017, and $4.7 million for 2016.
Restricted Share Units and Awards:
Compensation cost for restricted share units and awards, including restricted shares granted to French employees in lieu of RSUs, (collectively “RSUs”) granted to employees is recognized ratably over the vesting term, which varies but is generally 4 years. RSU grants totaled 413,838 shares, 304,976 shares and 445,155 shares in 2018, 2017 and 2016, respectively. The weighted-average grant date fair value of RSUs granted in 2018, 2017 and 2016 was $133.90, $160.04 and $118.20 per share, respectively.
Total compensation expense recognized for RSUs amounted to $40.1 million, $31.7 million and $32.6 million in 2018, 2017 and 2016, respectively. The actual tax benefit received in the period the shares were delivered was $10.1 million. The excess tax benefit recognized was $1.8 million, $4.9 million, and $2.4 million in 2018, 2017 and 2016, respectively. As of December 29, 2018, unrecognized compensation expense for RSUs amounted to $93.0 million and will be recognized over a weighted-average period of 2 years.

A summary of non-vested restricted stock unit and award activity as of December 29, 2018, and changes during the twelve month period then ended is as follows:

	Restricted Share Units & Awards	Weighted-Average Grant Date Fair Value
Non-vested at December 30, 2017	1,084,675	$121.89
Granted	413,838	133.90
Vested	(352,625)	111.79
Forfeited	(71,153)	124.62
Non-vested at December 29, 2018	1,074,735	$129.65
The total fair value of shares vested (market value on the date vested) during 2018, 2017 and 2016 was $46.8 million, $46.6 million and $37.0 million, respectively.
Non-employee members of the Board of Directors received restricted share-based grants which must be cash settled and accordingly mark-to-market accounting is applied. The Company recognized $3.4 million of income for these awards in 2018 and expense of $7.0 million and $2.2 million for 2017 and 2016, respectively. Additionally, the Board of Directors were granted restricted share units for which compensation expense of $1.2 million, $1.0 million, and $1.1 million was recognized for 2018, 2017 and 2016, respectively.
Long-Term Performance Awards:
The Company has granted Long-Term Performance Awards (“LTIP”) under its 2018 Omnibus Award Plan and 2013 Long Term Incentive Plan to senior management employees for achieving Company performance measures. Awards are payable in shares of common stock, which may be restricted if the employee has not achieved certain stock ownership levels, and generally no award is made if the employee terminates employment prior to the payout date. LTIP grants were made in 2016, 2017 and 2018. Each grant has separate annual performance goals for each year within the respective three-year performance period. Earnings per share and cash flow return on investment represent 75% of the share payout of each grant. There is a third market-based element, representing 25% of the total grant, which measures the Company’s common stock return relative to peers over the performance period. The ultimate delivery of shares will occur in 2019, 2020 and 2021 for the 2016, 2017 and 2018 grants, respectively. Total payouts are based on actual performance in relation to these goals.
Expense recognized for these performance awards amounted to $4.7 million in 2018, $18.0 million in 2017, and $20.0 million in 2016. With the exception of the market-based award, in the event performance goals are not met, compensation cost is not recognized and any previously recognized compensation cost is reversed.
A summary of the activity pertaining to the maximum number of shares that may be issued is as follows:

	Share Units	Weighted-Average Grant Date Fair Value
Non-vested at December 30, 2017	692,913	$97.80
Granted	184,435	155.83
Vested	(178,738)	91.90
Forfeited	(71,203)	95.11
Non-vested at December 29, 2018	627,407	$116.85

OTHER EQUITY ARRANGEMENTS

In March 2018, the Company purchased from a financial institution "at-the money" capped call options with an approximate term of three years, on 3.2 million shares of its common stock (subject to customary anti-dilution adjustments) for an aggregate premium of $57.3 million, or an average of $17.96 per share. The premium paid was recorded as reduction of Shareowners' equity. The purpose of the capped call options is to hedge the risk of stock price appreciation between the lower and upper strike prices of the capped call options for a future share repurchase.

The capped call has an initial lower strike price of $156.86 and upper strike price of $203.92, which is approximately 30% higher than the closing price of the Company's common stock on March 13, 2018. As of December 29, 2018, due to the customary anti-dilution provisions, the capped call transactions had an adjusted lower strike price of $156.79 and an adjusted upper strike price of $203.83. The aggregate fair value of the options at December 29, 2018 was $21.5 million.

The capped call transactions may be settled by net-share settlement (the default settlement method) or, at the Company's option and subject to certain conditions, cash settlement, physical settlement or modified physical settlement. The number of shares the Company will receive will be determined by the terms of the contracts using a volume-weighted-average price calculation for the market value of the Company's common stock, over an average period. The market value determined will then be measured against the applicable strike price of the capped call transactions.

In November 2013, the Company purchased from certain financial institutions “out-of-the-money” capped call options on 12.2 million shares of its common stock (subject to customary anti-dilution adjustments) for an aggregate premium of $73.5 million, or an average of $6.03 per share. The purpose of the capped call options was to hedge the risk of stock price appreciation between the lower and upper strike prices of the capped call options for a future share repurchase. The premium paid was recorded as a reduction of Shareowners’ equity. The contracts for the options provided that they may, at the Company’s election, subject to certain conditions, be cash settled, physically settled, modified-physically settled, or net-share settled (the default settlement method). The capped call options had various expiration dates and initially had an average lower strike price of $86.07 and an average upper strike price of $106.56, subject to customary market adjustments. In February 2015, the Company net-share settled 9.1 million of the 12.2 million capped call options on its common stock and received 911,077 shares using an average reference price of $96.46 per common share. Additionally, the Company purchased directly from the counterparties participating in the net-share settlement, 3,381,162 shares for $326.1 million, equating to an average price of $96.46 per share. In February 2016, the Company net-share settled the remaining 3.1 million capped call options on its common stock and received 293,142 shares using an average reference price of $94.34 per common share. Additionally, the Company purchased 1,316,858 shares directly from the counterparty participating in the net-share settlement for $124.2 million. The Company also repurchased 2,446,287 shares of common stock in February 2016 for $230.9 million, equating to an average price of $94.34.
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

In accordance with the Equity Purchase Contracts, on November 17, 2016, the Company issued 3,504,165 shares of common stock and received additional cash proceeds of $345.0 million. The conversion rate used in calculating the average of the daily volume-weighted average price of common stock during the market value averaging period, was 1.0157 (equivalent to the minimum settlement rate and a conversion price of $98.45 per common share) on November 17, 2016.

Contemporaneously with the issuance of the Equity Units described above, the Company paid $9.7 million, or an average of $2.77 per option, to enter into capped call transactions on 3.5 million shares of common stock with a major financial institution. The purpose of the capped call transactions was to offset the potential economic dilution associated with the common shares issuable upon the settlement of the Equity Purchase Contracts. The $9.7 million premium paid was recorded as a reduction to equity. The capped call transactions covered, subject to customary anti-dilution adjustments, the number of shares equal to the number of shares issuable upon settlement of the Equity Purchase Contracts at the 1.0122 minimum settlement rate. In October and November 2016, the Company’s capped call options on its common stock expired and were net-share settled resulting in the Company receiving 418,234 shares using an average reference price of $117.84 per common share. Refer to Note H, Long-Term Debt and Financing Arrangements, for further discussion.

$750 Million Equity Units and Capped Call Transactions
In May 2017, the Company issued 7,500,000 Equity Units with a total notional value of $750.0 million (“$750 million Equity Units”). Each unit has a stated amount of $100 and initially consists of a three-year forward stock purchase contract (“2020 Purchase Contracts”) for the purchase of a variable number of shares of common stock, on May 15, 2020, for a price of $100, and a 10% beneficial ownership interest in one share of 0% Series C Cumulative Perpetual Convertible Preferred Stock, without par, with a liquidation preference of $1,000 per share (“Series C Preferred Stock”). The Company received approximately $726.0 million in cash proceeds from the $750 million Equity Units, net of underwriting costs and commissions, before offering expenses, and issued 750,000 shares of Series C Preferred Stock, recording $750.0 million in preferred stock. The proceeds were used for general corporate purposes, including repayment of short-term borrowings. The Company also used $25.1 million of the proceeds to enter into capped call transactions utilized to hedge potential economic dilution as described in more detail below.
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
On and after May 15, 2020, the Series C Preferred Stock may be converted into common stock at the option of the holder. The initial conversion rate was 6.1627 shares of common stock per one share of Series C Preferred Stock, which is equivalent to an initial conversion price of approximately $162.27 per share of common stock. As of December 29, 2018, due to the customary anti-dilution provisions, the conversion rate was 6.1783, equivalent to a conversion price of approximately $161.86 per share of common stock. At the election of the Company, upon conversion, the Company may deliver cash, common stock, or a combination thereof.
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
The initial maximum settlement rate of 0.7241 was calculated using an initial reference price of $138.10, equal to the last reported sale price of the Company's common stock on May 11, 2017. As of December 29, 2018, due to the customary anti-dilution provisions, the maximum settlement rate was 0.7259, equivalent to a reference price of $137.76. If the applicable market value of the Company's common stock is less than or equal to the reference price, the settlement rate will be the maximum settlement rate; and if the applicable market value of common stock is greater than the reference price, the settlement rate will be a number of shares of the Company's common stock equal to $100 divided by the applicable market value. Upon settlement of the 2020 Purchase Contracts, the Company will receive additional cash proceeds of $750 million.
The Company will pay the holders of the 2020 Purchase Contracts quarterly payments (“Contract Adjustment Payments”) at a rate of 5.375% per annum, payable quarterly in arrears on February 15, May 15, August 15 and November 15, which commenced August 15, 2017. The $117.1 million present value of the Contract Adjustment Payments reduced Shareowners’ Equity at inception. As each quarterly Contract Adjustment Payment is made, the related liability is reduced and the difference between the cash payment and the present value accretes to interest expense, approximately $1.3 million per year over the three-year term. As of December 29, 2018, the present value of the Contract Adjustment Payments was $58.8 million.
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
The capped call transactions have a term of approximately three years and are intended to cover the number of shares issuable upon conversion of the Series C Preferred Stock. Subject to customary anti-dilution adjustments, the capped call has an initial lower strike price of $162.27, which corresponds to the minimum 6.1627 settlement rate of the Series C Preferred Stock, and an upper strike price of $179.53, which is approximately 30% higher than the closing price of the Company's common stock on May 11, 2017. As of December 29, 2018, due to the customary anti-dilution provisions, the capped call transactions had an adjusted lower strike price of $161.86 and an adjusted upper strike price of $179.08.
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
With respect to the impact on the Company, the capped call transactions and $750 million Equity Units, when taken together, result in the economic equivalent of having the conversion price on $750 million Equity Units at $179.08, the upper strike of the capped call as of December 29, 2018.
The Company paid $25.1 million, or an average of $5.43 per option, to enter into capped call transactions on 4.6 million shares of common stock. The $25.1 million premium paid was a reduction of Shareowners’ Equity. The aggregate fair value of the options at December 29, 2018 was $8.8 million.
K. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive loss:

(Millions of Dollars)	Currency translation adjustment and other [1]	Unrealized (losses) gains on cash flow hedges, net of tax	Unrealized gains (losses) on net investment hedges, net of tax	Pension (losses) gains, net of tax	Total
Balance - December 31, 2016	$(1,586.7)	$(46.3)	$88.6	$(377.2)	$(1,921.6)
Other comprehensive income (loss) before reclassifications	473.8	(71.0)	(85.2)	(19.1)	298.5
Adjustments related to sales of businesses	4.7	—	—	2.6	7.3
Reclassification adjustments to earnings	—	4.7	—	22.0	26.7
Net other comprehensive income (loss)	478.5	(66.3)	(85.2)	5.5	332.5
Balance - December 30, 2017	$(1,108.2)	$(112.6)	$3.4	$(371.7)	$(1,589.1)
Other comprehensive (loss) income before reclassifications	(373.0)	70.4	71.2	(9.7)	(241.1)
Reclassification adjustments to earnings	—	15.4	(11.3)	11.8	15.9
Net other comprehensive (loss) income	(373.0)	85.8	59.9	2.1	(225.2)
Balance - December 29, 2018	$(1,481.2)	$(26.8)	$63.3	$(369.6)	$(1,814.3)
1 Certain prior year amounts have been recast as a result of the adoption of the new revenue standard. Refer to Note A, Significant Accounting Policies, for further discussion.

(Millions of Dollars)	2018	2017
Components of accumulated other comprehensive loss	Reclassification adjustments	Reclassification adjustments	Affected line item in Consolidated Statements of Operations
Realized (losses) gains on cash flow hedges	$(17.9)	$8.4	Cost of sales
Realized losses on cash flow hedges	(15.3)	(15.1)	Interest expense
Total before taxes	$(33.2)	$(6.7)
Tax effect	17.8	2.0	Income taxes
Realized losses on cash flow hedges, net of tax	$(15.4)	$(4.7)

Realized gains on net investment hedges	$15.0	$—	Other, net
Tax effect	(3.7)	—	Income taxes
Realized gains on net investment hedges, net of tax	11.3	—

Actuarial losses and prior service costs / credits[2]	(14.8)	(16.2)	Other, net
Settlement loss[1]	—	(12.2)	Pension settlement
Settlement losses[1]	(0.7)	(3.4)	Other, net
Total before taxes	(15.5)	(31.8)
Tax effect	3.7	9.8	Income taxes
Amortization of defined benefit pension items, net of tax	$(11.8)	$(22.0)
1 Pension settlement losses are more fully discussed in Note L, Employee Benefit Plans.
2 Prior year Amortization of actuarial losses and prior service costs / credits of $9.7 million and $6.5 million have been reclassed out of Cost of sales and Selling, general and administrative, respectively, and into Other, net as a result of the adoption of the new pension standard. Refer to Note A, Significant Accounting Policies, for further discussion.
L. EMPLOYEE BENEFIT PLANS
EMPLOYEE STOCK OWNERSHIP PLAN (“ESOP”) — Most U.S. employees may make contributions that do not exceed 25% of their eligible compensation to a tax-deferred 401(k) savings plan, subject to restrictions under tax laws. Employees generally direct the investment of their own contributions into various investment funds. An employer match benefit is provided under the plan equal to one-half of each employee’s tax-deferred contribution up to the first 7% of their compensation. Participants direct the entire employer match benefit such that no participant is required to hold the Company’s common stock in their 401(k) account. The employer match benefit totaled $28.0 million, $24.8 million and $21.9 million in 2018, 2017 and 2016, respectively. In addition to the regular employer match, $0.7 million and $4.3 million was allocated to the employee's accounts for forfeitures and a surplus resulting from appreciation of the Company's share value in 2018 and 2016, respectively. There was no additional allocation in 2017.
In addition, approximately 9,700 U.S. salaried and non-union hourly employees are eligible to receive a non-contributory benefit under the Core benefit plan. Core benefit allocations range from 2% to 6% of eligible employee compensation based on age. Allocations for benefits earned under the Core plan were $29.0 million in 2018, $25.4 million in 2017 and $17.6 million in 2016. Assets held in participant Core accounts are invested in target date retirement funds which have an age-based allocation of investments.
Shares of the Company's common stock held by the ESOP were purchased with the proceeds of borrowings from the Company in 1991 ("1991 internal loan"). Shareowners' equity reflects a reduction equal to the cost basis of unearned (unallocated) shares purchased with the internal borrowings. In 2018, 2017 and 2016, the Company made additional contributions to the ESOP for $7.0 million, $4.8 million, and $7.9 million, respectively, which were used by the ESOP to make additional payments on the 1991 internal loan. These payments triggered the release of 207,049, 133,694 and 219,492 shares of unallocated stock in 2018, 2017 and 2016, respectively.
Net ESOP activity recognized is comprised of the cost basis of shares released, the cost of the aforementioned Core and 401(k) match defined contribution benefits, less the fair value of shares released and dividends on unallocated ESOP shares. The Company’s net ESOP activity resulted in expense of $0.4 million in 2018, expense of $1.3 million in 2017 and income of $3.1 million in 2016. ESOP expense is affected by the market value of the Company’s common stock on the monthly dates when shares are released. The weighted-average market value of shares released was $139.45 per share in 2018, $138.60 per share in 2017 and $103.88 per share in 2016.

Unallocated shares are released from the trust based on current period debt principal and interest payments as a percentage of total future debt principal and interest payments. Dividends on both allocated and unallocated shares may be used for debt service and to credit participant accounts for dividends earned on allocated shares. Dividends paid on the shares acquired with the 1991 internal loan were used solely to pay internal loan debt service in all periods. Dividends on ESOP shares, which are charged to shareowners’ equity as declared, were $7.7 million in 2018, $8.4 million in 2017 and $9.0 million in 2016, net of the tax benefit which is recorded in earnings in 2018 and 2017 and within equity for 2016. Dividends on ESOP shares were utilized entirely for debt service in all years. Interest costs incurred by the ESOP on the 1991 internal loan, which have no earnings impact, were $1.6 million, $2.2 million and $3.1 million for 2018, 2017 and 2016, respectively. Both allocated and unallocated ESOP shares are treated as outstanding for purposes of computing earnings per share. As of December 29, 2018, the cumulative number of ESOP shares allocated to participant accounts was 14,973,185, of which participants held 2,186,499 shares, and the number of unallocated shares was 568,172. At December 29, 2018, there were 110,670 released shares in the ESOP trust holding account pending allocation. The Company made cash contributions totaling $2.3 million in 2018, $1.8 million in 2017 and $4.2 million in 2016 excluding additional contributions of $7.0 million, $4.8 million and $7.9 million in 2018, 2017 and 2016, respectively, as discussed previously.
PENSION AND OTHER BENEFIT PLANS — The Company sponsors pension plans covering most domestic hourly and certain executive employees, and approximately 15,500 foreign employees. Benefits are generally based on salary and years of service, except for U.S. collective bargaining employees whose benefits are based on a stated amount for each year of service.
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
In addition to the multiemployer plans, various other defined contribution plans are sponsored worldwide.
The expense for such defined contribution plans, aside from the earlier discussed ESOP plans, is as follows:

(Millions of Dollars)	2018	2017	2016
Multi-employer plan expense	$7.3	$7.2	$5.1
Other defined contribution plan expense	$12.9	$27.5	$15.4

The components of net periodic pension (benefit) expense are as follows:

	U.S. Plans			Non-U.S. Plans
(Millions of Dollars)	2018	2017	2016	2018	2017	2016
Service cost	$7.5	$8.7	$9.4	$15.2	$13.7	$12.5
Interest cost	42.8	43.2	45.3	28.6	29.1	37.0
Expected return on plan assets	(68.7)	(64.4)	(67.9)	(46.5)	(45.5)	(44.5)
Amortization of prior service cost (credit)	1.1	1.1	5.2	(1.3)	(1.2)	0.3
Actuarial loss amortization	7.8	8.3	7.1	8.5	9.4	5.9
Settlement / curtailment loss	—	2.9	—	0.7	12.7	0.7
Net periodic pension (benefit) expense	$(9.5)	$(0.2)	$(0.9)	$5.2	$18.2	$11.9

The Company provides medical and dental benefits for certain retired employees in the United States and Canada. Approximately 15,000 participants are covered under these plans. Net periodic post-retirement benefit expense was comprised of the following elements:

	Other Benefit Plans
(Millions of Dollars)	2018	2017	2016
Service cost	$0.5	$0.6	$0.6
Interest cost	1.6	1.7	1.7
Amortization of prior service credit	(1.3)	(1.4)	(1.2)
Net periodic post-retirement expense	$0.8	$0.9	$1.1

In accordance with the adoption of ASU 2017-07, the components of net periodic pension (benefit) expense, other than the service cost component, are included in Other, net in the Consolidated Statements of Operations.

For the year ended December 30, 2017, the Company recorded pre-tax charges of approximately $12.2 million, reflecting losses previously reported in accumulated other comprehensive loss, related to a non-U.S. pension plan for which the Company settled its obligation by purchasing an annuity and making lump sum payments to participants. Also, in accordance with policy, $2.9 million and $0.5 million in pre-tax settlement and curtailment losses were recorded for other U.S. and non-U.S. plans, respectively, in December 2017 due to standard lump sum benefit payments elected exceeding the sum of service cost and interest cost.

Changes in plan assets and benefit obligations recognized in accumulated other comprehensive loss in 2018 are as follows:

(Millions of Dollars)	2018
Current year actuarial loss	$10.6
Amortization of actuarial loss	(14.8)
Prior service cost from plan amendments	16.3
Settlement / curtailment loss	(0.7)
Currency / other	(14.8)
Total decrease recognized in accumulated other comprehensive loss (pre-tax)	$(3.4)

The amounts in Accumulated other comprehensive loss expected to be recognized as components of net periodic benefit costs during 2019 total $15.3 million, representing amortization of actuarial losses.

The changes in the pension and other post-retirement benefit obligations, fair value of plan assets, as well as amounts recognized in the Consolidated Balance Sheets, are shown below.

	U.S. Plans		Non-U.S. Plans		Other Benefits
(Millions of Dollars)	2018	2017	2018	2017	2018	2017
Change in benefit obligation
Benefit obligation at end of prior year	$1,365.3	$1,359.0	$1,446.1	$1,359.8	$52.3	$54.2
Service cost	7.5	8.7	15.2	13.7	0.5	0.6
Interest cost	42.8	43.2	28.6	29.1	1.6	1.7
Settlements/curtailments	—	(16.7)	(4.3)	(35.9)	—	—
Actuarial (gain) loss	(106.2)	98.1	(64.1)	11.4	(6.2)	(2.1)
Plan amendments	0.2	0.5	16.0	—	0.1	—
Foreign currency exchange rates	—	—	(77.0)	136.0	(1.0)	0.7
Participant contributions	—	—	0.3	0.3	—	—
Acquisitions, divestitures, and other	34.0	(7.0)	3.4	(11.6)	1.9	2.1
Benefits paid	(82.7)	(120.5)	(58.9)	(56.7)	(4.4)	(4.9)
Benefit obligation at end of year	$1,260.9	$1,365.3	$1,305.3	$1,446.1	$44.8	$52.3
Change in plan assets
Fair value of plan assets at end of prior year	$1,114.1	$1,067.1	$1,099.2	$1,015.3	$—	$—
Actual return on plan assets	(52.9)	153.5	(18.6)	63.5	—	—
Participant contributions	—	—	0.3	0.3	—	—
Employer contributions	19.4	37.6	20.9	24.0	4.4	4.9
Settlements	—	(16.7)	(4.2)	(35.9)	—	—
Foreign currency exchange rate changes	—	—	(61.5)	96.4	—	—
Acquisitions, divestitures, and other	22.8	(6.9)	(2.9)	(7.7)	—	—
Benefits paid	(82.7)	(120.5)	(58.9)	(56.7)	(4.4)	(4.9)
Fair value of plan assets at end of plan year	$1,020.7	$1,114.1	$974.3	$1,099.2	$—	$—
Funded status — assets less than benefit obligation	$(240.2)	$(251.2)	$(331.0)	$(346.9)	$(44.8)	$(52.3)
Unrecognized prior service cost (credit)	4.3	5.2	(18.2)	(37.0)	(3.4)	(4.8)
Unrecognized net actuarial loss	272.0	264.9	270.8	294.7	(7.6)	(1.7)
Net amount recognized	$36.1	$18.9	$(78.4)	$(89.2)	$(55.8)	$(58.8)

	U.S. Plans		Non-U.S. Plans		Other Benefits
(Millions of Dollars)	2018	2017	2018	2017	2018	2017
Amounts recognized in the Consolidated Balance Sheets
Prepaid benefit cost (non-current)	$—	$—	$1.0	$1.8	$—	$—
Current benefit liability	(7.7)	(8.2)	(9.1)	(8.9)	(4.8)	(5.2)
Non-current benefit liability	(232.5)	(243.0)	(322.9)	(339.8)	(40.0)	(47.1)
Net liability recognized	$(240.2)	$(251.2)	$(331.0)	$(346.9)	$(44.8)	$(52.3)
Accumulated other comprehensive loss (pre-tax):
Prior service cost (credit)	$4.3	$5.2	$(18.2)	$(37.0)	$(3.4)	$(4.8)
Actuarial loss (gain)	272.0	264.9	270.8	294.7	(7.6)	(1.7)
	$276.3	$270.1	$252.6	$257.7	$(11.0)	$(6.5)
Net amount recognized	$36.1	$18.9	$(78.4)	$(89.2)	$(55.8)	$(58.8)

The accumulated benefit obligation for all defined benefit pension plans was $2.513 billion at December 29, 2018 and $2.754 billion at December 30, 2017. Information regarding pension plans in which accumulated benefit obligations exceed plan assets follows:

	U.S. Plans		Non-U.S. Plans
(Millions of Dollars)	2018	2017	2018	2017
Projected benefit obligation	$1,260.9	$1,365.3	$1,275.7	$1,415.9
Accumulated benefit obligation	$1,257.6	$1,358.4	$1,228.6	$1,368.7
Fair value of plan assets	$1,020.7	$1,114.1	$945.0	$1,068.5
Information regarding pension plans in which projected benefit obligations (inclusive of anticipated future compensation increases) exceed plan assets follows:

	U.S. Plans		Non-U.S. Plans
(Millions of Dollars)	2018	2017	2018	2017
Projected benefit obligation	$1,260.9	$1,365.3	$1,301.7	$1,445.1
Accumulated benefit obligation	$1,257.6	$1,358.4	$1,252.7	$1,395.1
Fair value of plan assets	$1,020.7	$1,114.1	$969.7	$1,096.5
The major assumptions used in valuing pension and post-retirement plan obligations and net costs were as follows:

	Pension Benefits
	U.S. Plans			Non-U.S. Plans			Other Benefits
	2018	2017	2016	2018	2017	2016	2018	2017	2016
Weighted-average assumptions used to determine benefit obligations at year end:
Discount rate	4.20%	3.53%	3.95%	2.62%	2.24%	2.38%	4.03%	3.53%	3.51%
Rate of compensation increase	3.00%	3.00%	3.00%	3.44%	3.45%	3.63%	3.50%	3.50%	3.50%
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate - service cost	3.72%	4.10%	4.32%	2.15%	2.27%	2.54%	5.11%	4.53%	4.27%
Discount rate - interest cost	3.16%	3.30%	3.39%	2.20%	2.31%	2.94%	3.77%	2.93%	2.94%
Rate of compensation increase	3.00%	3.00%	6.00%	3.45%	3.63%	3.24%	3.50%	3.50%	3.50%
Expected return on plan assets	6.25%	6.25%	6.50%	4.37%	4.41%	4.68%	—	—	—
The expected rate of return on plan assets is determined considering the returns projected for the various asset classes and the relative weighting for each asset class. The Company will use a 5.51% weighted-average expected rate of return assumption to determine the 2019 net periodic benefit cost.
PENSION PLAN ASSETS — Plan assets are invested in equity securities, government and corporate bonds and other fixed income securities, money market instruments and insurance contracts. The Company’s worldwide asset allocations at December 29, 2018 and December 30, 2017 by asset category and the level of the valuation inputs within the fair value hierarchy established by ASC 820 are as follows:

Asset Category (Millions of Dollars)	2018	Level 1	Level 2
Cash and cash equivalents	$139.5	$113.6	$25.9
Equity securities
U.S. equity securities	248.7	83.4	165.3
Foreign equity securities	220.0	85.2	134.8
Fixed income securities
Government securities	642.3	205.5	436.8
Corporate securities	656.6	—	656.6
Insurance contracts	37.1	—	37.1
Other	50.8	—	50.8
Total	$1,995.0	$487.7	$1,507.3

Asset Category (Millions of Dollars)	2017	Level 1	Level 2
Cash and cash equivalents	$42.0	$19.5	$22.5
Equity securities
U.S. equity securities	342.8	103.5	239.3
Foreign equity securities	329.3	111.8	217.5
Fixed income securities
Government securities	707.8	213.3	494.5
Corporate securities	698.3	—	698.3
Insurance contracts	39.2	—	39.2
Other	53.9	—	53.9
Total	$2,213.3	$448.1	$1,765.2
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

The Company's investment strategy for pension assets focuses on a liability-matching approach with gradual de-risking taking place over a period of many years.  The Company utilizes the current funded status to transition the portfolio toward investments that better match the duration and cash flow attributes of the underlying liabilities. Assets approximating 50% of the Company's current pension liabilities have been invested in fixed income securities, using a liability / asset matching duration strategy, with the primary goal of mitigating exposure to interest rate movements and preserving the overall funded status of the underlying plans. Plan assets are broadly diversified and are invested to ensure adequate liquidity for immediate and medium term benefit payments. The Company’s target asset allocations include approximately 20%-40% in equity securities, approximately 50%-70% in fixed income securities and approximately 10% in other securities. In 2018, the funded status percentage (total plan assets divided by total projected benefit obligation) of all global pension plans was 78%, which is consistent with 79% in 2017 and 77% in 2016.

CONTRIBUTIONS —  The Company’s funding policy for its defined benefit plans is to contribute amounts determined annually on an actuarial basis to provide for current and future benefits in accordance with federal law and other regulations. The Company expects to contribute approximately $44 million to its pension and other post-retirement benefit plans in 2019.
EXPECTED FUTURE BENEFIT PAYMENTS —  Benefit payments, inclusive of amounts attributable to estimated future employee service, are expected to be paid as follows over the next 10 years:

(Millions of Dollars)	Total	Year 1	Year 2	Year 3	Year 4	Year 5	Years 6-10
Future payments	$1,400.2	$136.1	$137.6	$139.3	$139.5	$141.4	$706.3
These benefit payments will be funded through a combination of existing plan assets, the returns on those assets, and amounts to be contributed in the future by the Company.

HEALTH CARE COST TRENDS — The weighted average annual assumed rate of increase in the per-capita cost of covered benefits (i.e., health care cost trend rate) is assumed to be 6.7% for 2019, reducing gradually to 4.6% by 2028 and remaining at that level thereafter. A one percentage point change in the assumed health care cost trend rate would affect the post-retirement benefit obligation as of December 29, 2018 by approximately $1.4 million to $1.6 million, and would have an immaterial effect on the net periodic post-retirement benefit cost.

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
The Company is exposed to market risk from changes in foreign currency exchange rates, interest rates, stock prices and commodity prices. The Company holds various financial instruments to manage these risks. These financial instruments are carried at fair value and are included within the scope of ASC 820. The Company determines the fair value of financial instruments through the use of matrix or model pricing, which utilizes observable inputs such as market interest and currency rates. When determining fair value for which Level 1 evidence does not exist, the Company considers various factors including the following: exchange or market price quotations of similar instruments, time value and volatility factors, the Company’s own credit rating and the credit rating of the counter-party.
The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis for each of the hierarchy levels:

(Millions of Dollars)	Total Carrying Value	Level 1	Level 2	Level 3
December 29, 2018
Money market fund	$4.8	$4.8	$—	$—
Derivative assets	$32.9	$—	$32.9	$—
Derivative liabilities	$21.3	$—	$21.3	$—
Non-derivative hedging instrument	$228.9	$—	$228.9	$—
Contingent consideration liability	$169.2	$—	$—	$169.2
December 30, 2017
Money market fund	$11.6	$11.6	$—	$—
Derivative assets	$18.0	$—	$18.0	$—
Derivative liabilities	$114.0	$—	$114.0	$—
Contingent consideration liability	$114.0	$—	$—	$114.0
The following table provides information about the Company's financial assets and liabilities not carried at fair value:

	December 29, 2018		December 30, 2017[1]
(Millions of Dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
Other investments	$7.6	$7.7	$7.6	$7.9
Long-term debt, including current portion	$3,822.3	$3,905.4	$3,805.7	$3,991.0
1Certain prior year amounts have been recast as a result of the adoption of the new revenue standard. Refer to Note A. Significant Accounting Policies, for further discussion
As discussed in Note E, Acquisitions, the Company recorded a contingent consideration liability relating to the Craftsman® brand acquisition representing the Company's obligation to make future payments to Sears Holdings of between 2.5% and 3.5% on sales of Craftsman products in new Stanley Black & Decker channels through March 2032, which was valued at $134.5 million as of the acquisition date. The first payment is due the first quarter of 2020 relating to royalties owed for the previous eleven quarters, and future payments will be due quarterly through the first quarter of 2032. The estimated fair value of the contingent consideration liability is determined using a discounted cash flow analysis taking into consideration future sales projections, forecasted payments to Sears Holdings based on contractual royalty rates, and the related tax impacts.

The estimated fair value of the contingent consideration liability was $169.2 million and $114.0 million as of December 29, 2018 and December 30, 2017, respectively. The change in fair value was primarily driven by lower expected tax benefits of future payments to Sears Holdings as a result of recent changes in U.S. tax legislation. Approximately $35 million of the change in fair value was recorded in SG&A in the Consolidated Statements of Operations, while approximately $20 million was recorded in goodwill as an acquisition-date fair value adjustment. A 100 basis point reduction in the discount rate would result in an increase to the liability of approximately $8 million as of December 29, 2018.
The money market fund and other investments related to the West Coast Loading Corporation ("WCLC") trust are considered Level 1 instruments within the fair value hierarchy. The long-term debt instruments are considered Level 2 instruments and are measured using a discounted cash flow analysis based on the Company’s marginal borrowing rates. The differences between the carrying values and fair values of long-term debt are attributable to the stated interest rates differing from the Company's marginal borrowing rates. The fair values of the Company's variable rate short-term borrowings approximate their carrying values at December 29, 2018 and December 30, 2017. The fair values of foreign currency and interest rate swap agreements, comprising the derivative assets and liabilities in the table above, are based on current settlement values.
The Company had no significant non-recurring fair value measurements, nor any other financial assets or liabilities measured using Level 3 inputs, during 2018 or 2017.
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

N. OTHER COSTS AND EXPENSES
Other, net is primarily comprised of intangible asset amortization expense (see Note F, Goodwill and Intangible Assets), currency-related gains or losses, environmental remediation expense, acquisition-related transaction and consulting costs, and certain pension gains or losses. Acquisition-related transaction and consulting costs of $30.4 million and $58.2 million were included in Other, net for the years ended December 29, 2018 and December 30, 2017, respectively. In addition, Other, net included a $77.7 million environmental remediation charge recorded in 2018 related to a settlement with the Environmental Protection Agency ("EPA"). Refer to Note S, Contingencies, for further discussion of the EPA settlement.
Research and development costs, which are classified in SG&A, were $275.8 million, $252.3 million and $204.4 million for fiscal years 2018, 2017 and 2016, respectively. The increase in 2018 reflects the Company's continued focus on becoming known as one of the world's greatest innovators and its commitment to continue generating new core and breakthrough innovations.

O. RESTRUCTURING CHARGES AND ASSET IMPAIRMENTS
A summary of the restructuring reserve activity from December 30, 2017 to December 29, 2018 is as follows:

(Millions of Dollars)	December 30, 2017	Net Additions	Usage	Currency	December 29, 2018
Severance and related costs	$20.0	$151.0	$(64.1)	$(1.2)	$105.7
Facility closures and asset impairments	3.2	9.3	(9.4)	—	3.1
Total	$23.2	$160.3	$(73.5)	$(1.2)	$108.8
During 2018, the Company recognized net restructuring charges and asset impairments of $160.3 million, which primarily relates to the cost reduction program in the fourth quarter of 2018. This amount reflects $151.0 million of net severance charges associated with the reduction of 4,184 employees and $9.3 million of facility closure and other restructuring costs.

The majority of the $108.8 million of reserves remaining as of December 29, 2018 is expected to be utilized within the next twelve months.
Segments: The $160 million of net restructuring charges and asset impairments for the year ended December 29, 2018 includes: $80 million of net charges pertaining to the Tools & Storage segment; $30 million of net charges pertaining to the Industrial segment; $36 million of net charges pertaining to the Security segment; and $14 million of net charges pertaining to Corporate.

P. BUSINESS SEGMENTS AND GEOGRAPHIC AREAS
The Company's operations are classified into three reportable segments, which also represent its operating segments: Tools & Storage, Industrial and Security.
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
The Company utilizes segment profit, which is defined as net sales minus cost of sales and SG&A inclusive of the provision for doubtful accounts (aside from corporate overhead expense), and segment profit as a percentage of net sales to assess the profitability of each segment. Segment profit excludes the corporate overhead expense element of SG&A, other, net (inclusive of intangible asset amortization expense), loss (gain) on sales of businesses, pension settlement, restructuring charges and asset impairments, interest income, interest expense, and income taxes. Corporate overhead is comprised of world headquarters facility expense, cost for the executive management team and expenses pertaining to certain centralized functions that benefit the entire Company but are not directly attributable to the businesses, such as legal and corporate finance functions. Refer to Note F, Goodwill and Intangible Assets, and Note O, Restructuring Charges and Asset Impairments, for the amount of intangible asset amortization expense and net restructuring charges and asset impairments, respectively, attributable to each segment. Transactions between segments are not material. Segment assets primarily include cash, accounts receivable, inventory, other current assets, property, plant and equipment and intangible assets. Net sales and long-lived assets are attributed to the geographic regions based on the geographic locations of the end customer and the Company subsidiary, respectively.

BUSINESS SEGMENTS

(Millions of Dollars)	2018	2017 [1]	2016 [1]
Net Sales
Tools & Storage	$9,814.0	$9,045.0	$7,619.2
Industrial	2,187.8	1,974.3	1,864.0
Security	1,980.6	1,947.3	2,110.3
Consolidated	$13,982.4	$12,966.6	$11,593.5
Segment Profit
Tools & Storage	$1,393.1	$1,438.9	$1,258.4
Industrial	319.8	345.9	300.1
Security	169.3	211.7	267.9
Segment Profit	1,882.2	1,996.5	1,826.4
Corporate overhead	(202.8)	(217.4)	(190.9)
Other, net	(287.0)	(269.2)	(185.9)
(Loss) gain on sales of businesses	(0.8)	264.1	—
Pension settlement	—	(12.2)	—
Restructuring charges and asset impairments	(160.3)	(51.5)	(49.0)
Interest income	68.7	40.1	23.2
Interest expense	(277.9)	(222.6)	(194.5)
Earnings before income taxes	$1,022.1	$1,527.8	$1,229.3
Capital and Software Expenditures
Tools & Storage	$353.7	$327.2	$227.3
Industrial	95.8	76.2	81.1
Security	42.6	39.0	38.6
Consolidated	$492.1	$442.4	$347.0
Depreciation and Amortization
Tools & Storage	$300.1	$271.9	$203.0
Industrial	125.9	107.4	106.8
Security	80.5	81.4	98.2
Consolidated	$506.5	$460.7	$408.0
Segment Assets
Tools & Storage	$13,122.6	$12,870.3	$8,524.9
Industrial	3,620.5	3,413.3	3,359.3
Security	3,413.6	3,407.0	3,139.2
	20,156.7	19,690.6	15,023.4
Assets held for sale	—	—	523.4
Corporate assets	(748.7)	(592.9)	108.2
Consolidated	$19,408.0	$19,097.7	$15,655.0
1Certain prior year amounts have been recast as a result of the adoption of the new revenue and pension standards. Refer to Note A, Significant Accounting Policies, for further discussion.

Corporate assets primarily consist of cash, deferred taxes, and property, plant and equipment. Based on the nature of the Company's cash pooling arrangements, at times corporate-related cash accounts will be in a net liability position.

Sales to Lowe's were approximately 17%, 16% and 15% of the Tools & Storage segment net sales in 2018, 2017 and 2016, respectively. Sales to The Home Depot were approximately 14%, 13%, and 14% of the Tools & Storage segment net sales in 2018, 2017 and 2016, respectively.

As described in Note A, Significant Accounting Policies, the Company recognizes revenue at a point in time from the sale of tangible products or over time depending on when the performance obligation is satisfied. For the years ended December 29, 2018 and December 30, 2017, the majority of the Company’s revenue was recognized at the time of sale. The following table provides the percent of total segment revenue recognized over time for the Industrial and Security segments for the years ended December 29, 2018, December 30, 2017 and December 31, 2016:

	2018	2017	2016
Industrial	11.9%	13.4%	12.7%
Security	44.9%	48.1%	41.5%

The following table is a further disaggregation of the Industrial segment revenue for the years ended December 29, 2018, December 30, 2017 and December 31, 2016:

(Millions of Dollars)	2018	2017	2016
Engineered Fastening	$1,766.6	$1,554.3	$1,489.0
Infrastructure	421.2	420.0	375.0
Industrial	$2,187.8	$1,974.3	$1,864.0
GEOGRAPHIC AREAS

(Millions of Dollars)	2018	2017 [1]	2016 [1]
Net Sales
United States	$7,700.3	$7,025.7	$6,280.8
Canada	628.3	583.3	519.8
Other Americas	801.5	790.7	650.4
France	627.8	623.8	595.1
Other Europe	2,989.9	2,791.1	2,457.7
Asia	1,234.6	1,152.0	1,089.7
Consolidated	$13,982.4	$12,966.6	$11,593.5
Property, Plant & Equipment
United States	$1,018.3	$850.2	$663.4
Canada	25.5	30.0	29.3
Other Americas	112.7	111.2	95.8
France	63.9	65.1	57.5
Other Europe	356.9	378.0	322.3
Asia	337.9	308.0	282.9
Consolidated	$1,915.2	$1,742.5	$1,451.2
1Certain prior year amounts have been recast as a result of the adoption of the new revenue standard. Refer to Note A, Significant Accounting Policies, for further discussion.

Q. INCOME TAXES

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“the Act”). Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, changes to U.S. international taxation, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. Pursuant to Staff Accounting Bulletin No. 118 (“SAB 118”) issued by the SEC in December 2017, issuers were permitted up to one year from the enactment of the Act to complete the accounting for the income tax effects of the Act (“the measurement period”). The Company completed its accounting for the tax effects of the Act within the measurement period and has included those effects as a component of Income taxes in the Consolidated Statements of Operations.

Deferred tax assets and liabilities: U.S. deferred tax assets and liabilities were remeasured based on the rates at which they are expected to reverse in the future, resulting in an income tax benefit of approximately $230.6 million. The Company recorded an income tax provision of $21.9 million in 2018 as an adjustment to its provisional income tax benefit recorded in 2017 of $252.5 million.

Transition Tax: The one-time transition tax, which totals $450.1 million, is based on the Company’s post-1986 earnings and profits that were previously deferred from U.S. income taxes. In 2018, the Company recorded a $10.6 million adjustment to its provisional income tax payable of approximately $460.7 million recorded in December 2017. The Company has elected to pay its transition tax over the eight-year period provided in the Act. As of December 29, 2018, the remaining balance of the transition tax obligation is $365.7 million, which will be paid over the next seven years.

Indefinite reinvestment: Following enactment of the Act and the associated one-time transition tax, in general, repatriation of foreign earnings to the United States can be completed with no incremental U.S. tax. However, repatriation of foreign earnings could subject the Company to U.S. state and non-U.S. jurisdictional taxes (including withholding taxes) on distributions. While repatriation of some foreign earnings held outside the United States may be restricted by local laws, most of the Company’s foreign earnings as of December 2017 could be repatriated to the United States. As a result of the Act, the Company analyzed all unrepatriated foreign earnings as of December 2017, and concluded that it no longer asserts indefinite reinvestment on approximately $4.8 billion. The deferred tax liability associated with these unrepatriated foreign earnings is approximately $217.7 million. The Company recorded a $188.3 million income tax provision in 2018, mainly comprised of U.S. state and non-U.S. jurisdictional withholding taxes. The Company otherwise continues to consider the remaining undistributed earnings of its foreign subsidiaries to be permanently reinvested based on its current plans for use outside of the U.S. and accordingly no taxes have been provided on such earnings.
Significant components of the Company’s deferred tax assets and liabilities at the end of each fiscal year were as follows:

(Millions of Dollars)	2018	2017 [1]
Deferred tax liabilities:
Depreciation	$128.5	$98.4
Amortization of intangibles	672.8	668.0
Liability on undistributed foreign earnings	202.5	4.9
Deferred revenue	19.1	26.5
Other	54.8	62.2
Total deferred tax liabilities	$1,077.7	$860.0
Deferred tax assets:
Employee benefit plans	$222.1	$256.4
Doubtful accounts and other customer allowances	14.7	16.3
Basis differences in liabilities	93.3	84.5
Operating loss, capital loss and tax credit carryforwards	710.6	632.2
Currency and derivatives	11.6	48.5
Other	121.0	88.6
Total deferred tax assets	$1,173.3	$1,126.5
Net Deferred Tax Asset (Liability) before Valuation Allowance	$95.6	$266.5
Valuation Allowance	$(626.7)	$(516.7)
Net Deferred Tax Liability after Valuation Allowance	$(531.1)	$(250.2)
1Certain prior year amounts have been recast as a result of the adoption of the new revenue standard. Refer to Note A, Significant Accounting Policies, for further discussion.

A valuation allowance is recorded on certain deferred tax assets if it has been determined it is more likely than not that all or a portion of these assets will not be realized. The Company recorded a valuation allowance of $626.7 million and $516.7 million on deferred tax assets existing as of December 29, 2018 and December 30, 2017, respectively. The valuation allowance in 2018 and 2017 was primarily attributable to foreign and state net operating loss carryforwards and foreign capital loss carryforwards.

As of December 29, 2018, the Company has approximately $5.5 billion of unremitted foreign earnings and profits. Of the total amount, the Company has provided for deferred taxes of $202.5 million on approximately $3.6 billion, which is not indefinitely reinvested primarily due to the changes brought about by the Act. The Company otherwise continues to consider the remaining undistributed earnings of its foreign subsidiaries to be permanently reinvested based on its current plans for use outside of the U.S. and accordingly no taxes have been provided on such earnings. The cash that the Company’s non-U.S. subsidiaries hold for indefinite reinvestment is generally used to finance foreign operations and investments, including acquisitions. The income taxes applicable to such earnings are not readily determinable or practicable to calculate.

Net operating loss carryforwards of $2.6 billion as of December 29, 2018 are available to reduce future tax obligations of certain U.S. and foreign companies. The net operating loss carryforwards have various expiration dates beginning in 2019 with certain jurisdictions having indefinite carryforward periods. The foreign capital loss carryforwards of $21.3 million as of December 29, 2018 have indefinite carryforward periods.
The components of earnings before income taxes consisted of the following:

(Millions of Dollars)	2018	2017 [1]	2016 [1]
United States	$444.1	$715.2	$307.1
Foreign	578.0	812.6	922.2
Earnings before income taxes	$1,022.1	$1,527.8	$1,229.3
1Certain prior year amounts have been recast as a result of the adoption of the new revenue standard. Refer to Note A, Significant Accounting Policies, for further discussion.
Income tax expense (benefit) consisted of the following:

(Millions of Dollars)	2018	2017 [1]	2016 [1]
Current:
Federal	$25.4	$590.6	$84.8
Foreign	175.0	224.6	191.5
State	24.8	25.4	10.6
Total current	$225.2	$840.6	$286.9
Deferred:
Federal	$29.7	$(513.0)	$18.7
Foreign	132.7	(33.0)	(26.1)
State	28.7	6.3	(17.8)
Total deferred	191.1	(539.7)	(25.2)
Income taxes	$416.3	$300.9	$261.7
1Certain prior year amounts have been recast as a result of the adoption of the new revenue standard. Refer to Note A, Significant Accounting Policies, for further discussion.
Net income taxes paid during 2018, 2017 and 2016 were $339.4 million, $273.6 million and $233.3 million, respectively. The 2018, 2017 and 2016 amounts include refunds of $43.7 million, $28.5 million and $30.5 million, respectively, primarily related to prior year overpayments and settlement of tax audits.
The reconciliation of the U.S. federal statutory income tax provision to Income taxes in the Consolidated Statements of Operations is as follows:

(Millions of Dollars)	2018	2017 [1]	2016 [1]
Tax at statutory rate	$214.6	$534.1	$429.1
State income taxes, net of federal benefits	24.7	13.3	12.5
Foreign tax rate differential	(33.2)	(149.0)	(166.3)
Uncertain tax benefits	4.5	64.4	32.0
Tax audit settlements	(5.2)	(16.5)	(10.5)
Change in valuation allowance	5.1	(5.4)	38.9
Change in deferred tax liabilities on undistributed foreign earnings	—	(94.1)	(38.7)
Basis difference for businesses Held for Sale	—	27.9	(27.9)
Stock-based compensation	(4.1)	(23.2)	—
Sale of businesses	—	(47.3)	—
U.S. Federal tax reform	199.6	23.6	—
Other-net	10.3	(26.9)	(7.4)
Income taxes	$416.3	$300.9	$261.7
1Certain prior year amounts have been recast as a result of the adoption of the new revenue standard. Refer to Note A, Significant Accounting Policies, for further discussion.

The Company conducts business globally and, as a result, files income tax returns in the U.S. federal jurisdiction and various state, and foreign jurisdictions. In the normal course, the Company is subject to examinations by taxing authorities throughout the world. The Internal Revenue Service is currently examining its consolidated U.S. income tax returns for the 2010-2013 tax years. With few exceptions, as of December 29, 2018, the Company is no longer subject to U.S. federal, state, local, or foreign examinations by tax authorities for years before 2010.
The Company’s liabilities for unrecognized tax benefits relate to U.S. and various foreign jurisdictions. The following table summarizes the activity related to the unrecognized tax benefits:

(Millions of Dollars)	2018	2017	2016
Balance at beginning of year	$387.8	$309.8	$283.1
Additions based on tax positions related to current year	28.3	34.6	14.9
Additions based on tax positions related to prior years	103.0	82.5	53.9
Reductions based on tax positions related to prior years	(91.5)	(4.2)	(34.2)
Settlements	(2.5)	(0.3)	5.4
Statute of limitations expirations	(18.8)	(34.6)	(13.3)
Balance at end of year	$406.3	$387.8	$309.8

The gross unrecognized tax benefits at December 29, 2018 and December 30, 2017 include $397.0 million and $368.7 million, respectively, of tax benefits that, if recognized, would impact the effective tax rate. The liability for potential penalties and interest related to unrecognized tax benefits was decreased by $15.8 million in 2018, increased by $3.8 million in 2017 and increased by $4.6 million in 2016. The liability for potential penalties and interest totaled $52.1 million as of December 29, 2018, $67.9 million as of December 30, 2017, and $64.1 million as of December 31, 2016. The Company classifies all tax-related interest and penalties as income tax expense.

The Company considers many factors when evaluating and estimating its tax positions and the impact on income tax expense, which may require periodic adjustments, and which may not accurately anticipate actual outcomes. It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Company's unrecognized tax positions will significantly increase or decrease within the next 12 months. These changes may be the result of settlement of ongoing audits or final decisions in transfer pricing matters. The Company cannot reasonably estimate the range of the potential change.

R. COMMITMENTS AND GUARANTEES
COMMITMENTS — The Company has non-cancelable operating lease agreements, principally related to facilities, vehicles, machinery and equipment. Minimum payments have not been reduced by minimum sublease rentals of $2.2 million due in the future under non-cancelable subleases. Rental expense, exclusive of sublease income, for operating leases was $177.6 million in 2018, $150.4 million in 2017, and $124.2 million in 2016.
The following is a summary of the Company’s future commitments:

(Millions of Dollars)	Total	2019	2020	2021	2022	2023	Thereafter
Operating lease obligations	$532.4	$134.8	$107.4	$80.3	$57.9	$40.2	$111.8
Marketing commitments	51.8	32.3	9.1	6.8	3.2	0.4	—
Total	$584.2	$167.1	$116.5	$87.1	$61.1	$40.6	$111.8

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
GUARANTEES — The Company's financial guarantees at December 29, 2018 are as follows:

(Millions of Dollars)	Term	Maximum Potential Payment	Carrying Amount of Liability
Guarantees on the residual values of leased properties	One to four years	$99.6	$—
Standby letters of credit	Up to three years	68.0	—
Commercial customer financing arrangements	Up to six years	67.6	7.6
Total		$235.2	$7.6
The Company has guaranteed a portion of the residual value arising from its previously mentioned synthetic leases. The lease guarantees aggregate $99.6 million while the fair value of the underlying assets is estimated at $117.2 million. The related assets would be available to satisfy the guarantee obligations and therefore it is unlikely the Company will incur any future loss associated with these lease guarantees.
The Company has issued $68.0 million in standby letters of credit that guarantee future payments which may be required under certain insurance programs.
The Company provides various limited and full recourse guarantees to financial institutions that provide financing to U.S. and Canadian Mac Tool distributors and franchisees for their initial purchase of the inventory and truck necessary to function as a distributor and franchisee. In addition, the Company provides limited and full recourse guarantees to financial institutions that extend credit to certain end retail customers of its U.S. Mac Tool distributors and franchisees. The gross amount guaranteed in these arrangements is $67.6 million and the $7.6 million carrying value of the guarantees issued is recorded in debt and other liabilities as appropriate in the Consolidated Balance Sheets.
The Company provides warranties which vary across its businesses. The types of product warranties offered generally range from one year to limited lifetime. There are also certain products with no warranty. Further, the Company sometimes incurs discretionary costs to service its products in connection with product performance issues. Historical warranty and service claim experience forms the basis for warranty obligations recognized. Adjustments are recorded to the warranty liability as new information becomes available.
Following is a summary of the warranty liability activity for the years ended December 29, 2018, December 30, 2017, and December 31, 2016:

(Millions of Dollars)	2018	2017	2016
Balance beginning of period[1]	$108.5	$103.4	$105.4
Warranties and guarantees issued	110.4	105.3	97.2
Warranty payments and currency	(116.8)	(100.2)	(99.2)
Balance end of period[1]	$102.1	$108.5	$103.4
12018 beginning of period balance and 2017 end of period balance have been recast as a result of the adoption of new accounting standards. Refer to Note A, Significant Accounting Policies, for further discussion.

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
On January 25, 2019, IPS Worldwide, LLC ("IPS"), a third-party provider of freight payment processing services for the Company, filed for Chapter 11 bankruptcy protection and listed the Company as an unsecured creditor. As of December 29, 2018, there were outstanding obligations of approximately $50.8 million owed to certain of the Company's freight carriers. Such amounts had previously been remitted to IPS through a third-party financing program for ultimate payment to these freight carriers. However, due to nonperformance of IPS with respect to processing these payments and the Company's obligation to its freight carriers, an incremental $50.8 million charge has been recorded in the fourth quarter of 2018. This charge does not include any amounts that the Company will attempt to recover from insurance and/or through the bankruptcy proceedings, which could ultimately reduce the loss exposure recorded.
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
The Company’s policy is to accrue environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In the event that no amount in the range of probable loss is considered most likely, the minimum loss in the range is accrued. The amount of liability recorded is based on an evaluation of currently available facts with respect to each individual site and includes such factors as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. The liabilities recorded do not take into account any claims for recoveries from insurance or third parties. As assessments and remediation progress at individual sites, the amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. As of December 29, 2018 and December 30, 2017, the Company had reserves of $246.6 million and $176.1 million, respectively, for remediation activities associated with Company-owned properties, as well as for Superfund sites, for losses that are probable and estimable. Of the 2018 amount, $58.1 million is classified as current and $188.5 million as long-term which is expected to be paid over the estimated remediation period. The range of environmental remediation costs that is reasonably possible is $214.0 million to $344.3 million which is subject to change in the near term. The Company may be liable for environmental remediation of sites it no longer owns. Liabilities have been recorded on those sites in accordance with policy.
As of December 29, 2018, the Company has recorded $12.4 million in other assets related to funding received by the Environmental Protection Agency (“EPA”) and placed in a trust in accordance with the final settlement with the EPA, embodied in a Consent Decree approved by the United States District Court for the Central District of California on July 3, 2013. Per the Consent Decree, Emhart Industries, Inc. (a dissolved and liquidated former indirectly wholly-owned subsidiary of The Black & Decker Corporation) (“Emhart”) has agreed to be responsible for an interim remedy at a site located in Rialto, California and formerly operated by West Coast Loading Corporation (“WCLC”), a defunct company for which Emhart was alleged to be liable as a successor. The remedy will be funded by (i) the amounts received from the EPA as gathered from multiple parties, and, to the extent necessary, (ii) Emhart's affiliate. The interim remedy requires the construction of a water treatment facility and the filtering of ground water at or around the site for a period of approximately 30 years or more. As of December 29, 2018, the Company's net cash obligation associated with remediation activities including WCLC is $234.2 million.
The EPA also asserted claims in federal court in Rhode Island against Black & Decker and Emhart related to environmental contamination found at the Centredale Manor Restoration Project Superfund Site ("Centredale"), located in North Providence, Rhode Island. The EPA discovered a variety of contaminants at the site, including but not limited to, dioxins, polychlorinated biphenyls, and pesticides. The EPA alleged that Black & Decker and Emhart are liable for site clean-up costs under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") as successors to the liability of Metro-Atlantic, Inc., a former operator at the site, and demanded reimbursement of the EPA’s costs related to this site. Black & Decker and Emhart contested the EPA's allegation that they are responsible for the contamination, and asserted contribution claims, counterclaims and cross-claims against a number of other PRPs, including the federal government as well as insurance carriers. The EPA released its Record of Decision ("ROD") in September 2012, which identified and described the EPA's selected remedial alternative for the site. Black & Decker and Emhart contested the EPA's selection of the remedial alternative set forth in the ROD on the grounds that the EPA's actions were arbitrary and capricious and otherwise not in accordance with law, and proposed other equally-protective, more cost-effective alternatives. On June 10, 2014, the EPA issued an Administrative Order under Sec. 106 of CERCLA, instructing Black & Decker and Emhart to perform the remediation of Centredale pursuant to the ROD. Black & Decker and Emhart disputed the factual, legal and scientific bases cited by the EPA for such an administrative order and provided the EPA with numerous good-faith bases for their declination to comply with the administrative order. Black & Decker and Emhart then vigorously litigated the issue of their liability for environmental conditions at the Centredale site, including completing trial on Phase 1 of the proceedings in late July 2015 and completing trial on Phase 2 of the proceedings in April 2017. Following the Phase I trial, the Court found that dioxin contamination at the

Centredale site was not "divisible" and that Black & Decker and Emhart were jointly and severally liable for dioxin contamination at the site. Following the Phase 2 trial, the Court found that certain components of the EPA's selected remedy were arbitrary and capricious, and remanded the matter to the EPA while retaining jurisdiction over the ongoing remedy selection and implementation process. The Court also held in Phase 2 that Black & Decker and Emhart had sufficient cause for their declination to comply with the EPA's June 10, 2014 administrative order and that no associated civil penalties or fines were warranted. The United States filed a Motion for Reconsideration concerning the Court's Phase 2 rulings and appealed the ruling to the United States Court of Appeals for the First Circuit. Black & Decker and Emhart's Motion to Dismiss the Appeal was denied without prejudice for consideration with the merits. On July 9, 2018, a Consent Decree was lodged with the United States District Court documenting the terms of a settlement between the Company and the United States for reimbursement of EPA's past costs and remediation of environmental contamination found at the Centredale site. The terms of the Consent Decree are subject to public comment and Court approval. Once approved and entered, the settlement will resolve outstanding issues relating to Phase 1 and 2 of the litigation with the United States. Phase 3 of the litigation, which is in its relatively early stages, will address the potential allocation of liability to other PRPs who may have contributed to contamination of the Centredale site with dioxins, polychlorinated biphenyls and other contaminants of concern. Based on the Company's estimated remediation and response cost obligations arising out of the settlement reached with the United States (including the EPA’s past costs as well as costs of additional investigation, remediation, and related costs such as EPA’s oversight costs), the Company has increased its reserve for this site. Accordingly, in the second quarter of 2018, a $77.7 million increase was recorded in Other, net in the Consolidated Statements of Operations. As of December 29, 2018, the Company has reserved $145.2 million for this site.
The Company and approximately 47 other companies comprise the Lower Passaic Cooperating Parties Group (the “CPG”). The CPG members and other companies are parties to a May 2007 Administrative Settlement Agreement and Order on Consent (“AOC”) with the EPA to perform a remedial investigation/feasibility study (“RI/FS”) of the lower seventeen miles of the Lower Passaic River in New Jersey (the “River”). The Company’s potential liability stems from former operations in Newark, New Jersey. As an interim step related to the 2007 AOC, on June 18, 2012, the CPG members voluntarily entered into an AOC with the EPA for remediation actions focused solely at mile 10.9 of the River. The Company’s estimated costs related to the RI/FS and focused remediation action at mile 10.9, based on an interim allocation, are included in its environmental reserves. On April 11, 2014, the EPA issued a Focused Feasibility Study (“FFS”) and proposed plan which addressed various early action remediation alternatives for the lower 8.3 miles of the River. The EPA received public comment on the FFS and proposed plan (including comments from the CPG and other entities asserting that the FFS and proposed plan do not comply with CERCLA) which public comment period ended on August 20, 2014. The CPG submitted to the EPA a draft RI report in February 2015 and draft FS report in April 2015 for the entire lower seventeen miles of the River. On March 4, 2016, the EPA issued a Record of Decision selecting the remedy for the lower 8.3 miles of the River. The cleanup plan adopted by the EPA is now considered a final action for the lower 8.3 miles of the River and will include the removal of 3.5 million cubic yards of sediment, placement of a cap over the entire lower 8.3 miles of the River, and, according to the EPA, will cost approximately $1.4 billion and take 6 years to implement after the remedial design is completed. (The EPA estimates that the remedial design will take four years to complete.) The Company and 105 other parties received a letter dated March 31, 2016 from the EPA notifying such parties of potential liability for the costs of the cleanup of the lower 8.3 miles of the River and a letter dated March 30, 2017 stating that the EPA had offered 20 of the parties (not including the Company) an early cash out settlement. In a letter dated May 17, 2017, the EPA stated that these 20 parties did not discharge any of the eight hazardous substances identified as the contaminants of concern in the lower 8.3 mile ROD. In the March 30, 2017 letter, the EPA stated that other parties who did not discharge dioxins, furans or polychlorinated biphenyls (which are considered the contaminants of concern posing the greatest risk to human health or the environment) may also be eligible for cash out settlement, but expects those parties' allocation to be determined through a complex settlement analysis using a third-party allocator. The Company currently is participating in the allocation process that is expected to be completed in late 2019. The Company asserts that it did not discharge dioxins, furans or polychlorinated biphenyls and should be eligible for a cash out settlement. On September 30, 2016, Occidental Chemical Corporation ("OCC") entered into an agreement with the EPA to perform the remedial design for the cleanup plan for the lower 8.3 miles of the River. On June 30, 2018, OCC filed a complaint in the United States District Court for the District of New Jersey against over 100 companies, including the Company, seeking CERCLA cost recovery or contribution for past costs relating to various investigations and cleanups OCC has conducted or is conducting in connection with the River. According to the complaint, OCC has incurred or is incurring costs which include the estimated cost ($165 million) to complete the remedial design for the cleanup plan for the lower 8.3 miles of the River. OCC also seeks a declaratory judgment to hold the defendants liable for their proper shares of future response costs for OCC's ongoing activities in connection with the River. As of November 30, 2018, the Company's joint defense group's motion to dismiss OCC's complaint on various grounds and OCC's opposition brief were filed with the court. A decision on the motion to dismiss is expected in 2019. There has been no determination as to how the RI/FS will be modified in light of the EPA's decision to implement a final action for the lower 8.3 miles of the River. At this time, the Company cannot reasonably estimate its liability related to the litigation and remediation efforts, excluding the RI/FS and remediation actions at mile 10.9, as the RI/FS is ongoing, the ultimate remedial approach and associated cost for the upper portion of the River has not yet been determined, and the parties that will participate in funding the remediation and their respective allocations are not yet known.

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
The environmental liability for certain sites that have cash payments beyond the current year that are fixed or reliably determinable have been discounted using a rate of 2.3% to 3.3%, depending on the expected timing of disbursements. The discounted and undiscounted amount of the liability relative to these sites is $39.4 million and $49.8 million, respectively. The payments relative to these sites are expected to be $2.5 million in 2019, $3.0 million in 2020, $3.0 million in 2021, $3.0 million in 2022, $3.0 million in 2023, and $35.3 million thereafter.
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

T. DIVESTITURES
On January 3, 2017, the Company sold a business within the Tools & Storage segment for $25.6 million. During the second quarter of 2017, the Company received additional proceeds of $0.5 million as a result of the finalization of the purchase price. On February 22, 2017, the Company sold the majority of its mechanical security businesses within the Security segment, which included the commercial hardware brands of Best Access, phi Precision and GMT, for net proceeds of $717.1 million. The Company also sold a small business in the Industrial segment during the third quarter of 2017 and a small business in the Tools & Storage segment during the fourth quarter of 2017 for total proceeds of approximately $13.7 million. As a result of these sales, the Company recognized a net pre-tax gain of $264.1 million in 2017, primarily related to the sale of the mechanical security businesses. These disposals do not qualify as discontinued operations and are included in the Company's Consolidated Statements of Operations for all periods presented through their respective dates of sale in 2017. The Company recognized pre-tax income for these businesses of $7.0 million and $50.0 million for the years ended December 30, 2017 and December 31, 2016, respectively.
In January 2019, the Company entered into an agreement to sell its Sargent & Greenleaf mechanical locks business within the Security segment. The divestiture will allow the Company to invest in other areas of the Security business that fit into its long-term growth strategy. The transaction is expected to close in the first half of 2019.

SELECTED QUARTERLY FINANCIAL DATA (unaudited)

	Quarter
(Millions of Dollars, except per share amounts)	First	Second	Third	Fourth	Year
2018
Net Sales	$3,209.3	$3,643.6	$3,494.8	$3,634.7	$13,982.4
Gross profit	1,165.7	1,287.1	1,238.4	1,159.9	4,851.1
Selling, general and administrative (1)	785.6	805.8	798.9	781.4	3,171.7
Net earnings (loss)	170.1	293.4	248.3	(106.0)	605.8
Less: Net (loss) gain attributable to non-controlling interest	(0.5)	(0.2)	0.5	0.8	0.6
Net Earnings (Loss) Attributable to Common Shareowners	$170.6	$293.6	$247.8	$(106.8)	$605.2
Earnings (loss) per share of common stock:
Basic	$1.13	$1.96	$1.67	$(0.72)	$4.06
Diluted	$1.11	$1.93	$1.65	$(0.72)	$3.99
2017
Net Sales (2)	$2,856.3	$3,286.7	$3,359.4	$3,464.2	$12,966.6
Gross profit (2)	1,066.0	1,213.3	1,253.0	1,246.0	4,778.3
Selling, general and administrative (1)(2)	690.3	744.2	768.9	795.8	2,999.2
Net earnings	393.7	277.6	274.5	281.1	1,226.9
Less: Net loss attributable to non-controlling interest	—	—	—	(0.4)	(0.4)
Net Earnings Attributable to Common Shareowners (2)	$393.7	$277.6	$274.5	$281.5	$1,227.3
Earnings per share of common stock:
Basic (2)	$2.64	$1.86	$1.83	$1.88	$8.20
Diluted (2)	$2.60	$1.82	$1.80	$1.84	$8.05
(1) Includes provision for doubtful accounts.
(2) Prior year amounts have been recast as a result of the adoption of the new revenue and pension standards. Refer to Note A, Significant Accounting Policies, for further discussion.

The 2018 year-to-date results above include $450 million of pre-tax acquisition-related and other charges, as well as net tax charges of $181 million, which is comprised of charges related to the Tax Cuts and Jobs Act ("the Act") partially offset by the tax benefit of the pre-tax acquisition-related and other charges. The net impact of the above items and effect on diluted earnings per share by quarter was as follows:

Acquisition-Related Charges & Other	Diluted EPS Impact
• Q1 2018 — $25 million loss ($43 million after-tax)	($0.28) per diluted share
• Q2 2018 — $127 million loss ($98 million after-tax)	($0.64) per diluted share
• Q3 2018 — $85 million loss ($66 million after-tax)	($0.43) per diluted share
• Q4 2018 — $213 million loss ($424 million after-tax)	($2.83) per diluted share

The 2017 year-to-date results above include $156 million of pre-tax acquisition-related charges, a $264 million pre-tax gain on sales of businesses, primarily related to the sale of the mechanical security businesses in the first quarter, and a one-time net tax charge of $24 million recorded in the fourth quarter related to the Act. The net impact of the above items and effect on diluted earnings per share by quarter was as follows:

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

	(f)	Certificate of Amendment to the Restated Certificate of Incorporation dated May 17, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 17, 2017).

3.2	(a)	Amended & Restated ByLaws (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on July 18, 2018).

4.1	(a)
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

(f)
Sixth Supplemental Indenture, dated as of November 6, 2018, between the Company and the Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 4.250% Notes due 2028 and the 4.850% Notes due 2048 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K dated November 6, 2018).

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
Amended and Restated Five Year Credit Agreement, made as of September 12, 2018 among Stanley Black & Decker, Inc., the initial lenders named therein and Citibank, N.A. as administrative agent for the Lenders (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 14, 2018).

(b)
364-Day Credit Agreement, made as of December 20, 2017 among Stanley Black & Decker, Inc., the initial lenders named therein and Citibank, N.A. as administrative agent for the Lenders (incorporated by reference to the Company’s Current Report on Form 8-K filed on December 21, 2017).

(c)
364-Day Credit Agreement, made as of September 12, 2018 among Stanley Black & Decker, Inc., the initial lenders named therein and Citibank, N.A. as administrative agent for the Lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 14, 2018).

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

10.4		Change in Control Severance Agreement, dated December 4, 2018 between Stanley Black & Decker, Inc. and Jeffery D. Ansell.*

10.5		Change in Control Severance Agreement, dated December 4, 2018 between Stanley Black & Decker, Inc. and Donald Allan Jr.*

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

10.15	(a)	The Stanley Black & Decker 2013 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 30, 2013).*

(b)
Form of Award Document for Performance Awards granted to Executive Officers under 2013 Long Term Incentive Plan, updated 2018 (incorporated by reference to Exhibit 10.16(b) to the Company's Annual Report on Form 10-K for the period ended December 30, 2017).*

(c)
Form of stock option certificate for grants to executive officers pursuant to the Company’s 2013 Long Term Incentive Plan (incorporated by reference to Exhibit 10.18(c) to the Company’s Annual Report on Form 10-K for the period ended December 28, 2013).*

(d)
Form of restricted stock unit award certificate for grants of restricted stock units to executive officers pursuant to the Company’s 2013 Long Term Incentive Plan (incorporated by reference to Exhibit 10.18(d) to the Company’s Annual Report on Form 10-K for the period ended December 28, 2013).*

(e)
Form of restricted stock unit retention award certificate for grants of restricted stock units to executive officers pursuant to the Company’s 2013 Long Term Incentive Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2016).*

10.16	(a)	The Stanley Black & Decker 2018 Omnibus Award Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on July 20, 2018).*

(b)
Form of stock option certificate for grants to executive officers pursuant to the Company’s 2018 Omnibus Award Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on July 20, 2018).*

(c)
Form of restricted stock unit award certificate for grants to executive officers pursuant to the Company’s 2018 Omnibus Award Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on July 20, 2018).*

(d)
Form of restricted stock unit retention award certificate for grants to executive officers pursuant to the Company’s 2018 Omnibus Award Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on July 20, 2018).*

	(e)	Form of Award Document for Performance Award granted to Executive Officers under the 2018 Omnibus Award

	(f)	Form of Award Document granted to Executive Officers under the 2019 Management Incentive Compensation Plan

10.17		The Stanley Black & Decker, Inc. Deferred Compensation Plan Relating to Long-Term Performance Awards

10.18	(a)
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

10.25
The Black & Decker Supplemental Executive Retirement Plan, as amended and restated (incorporated by reference to Exhibit 10(xxii) to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2010).*

10.26
Employment Offer Letter, dated June 12, 2017, between Stanley Black & Decker, Inc. and Janet M. Link (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the period ended December 30, 2017).*

10.27
Change in Control Severance Agreement, dated December 19, 2017, between Stanley Black & Decker, Inc. and Janet M. Link (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the period ended December 30, 2017).*

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