Form 10-Q
period 2019-03-30
STANLEY BLACK & DECKER, INC.
filed 2019-04-26
CIK 93556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2019.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
151,532,363 shares of the registrant’s common stock were outstanding as of April 19, 2019.

PART I — FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 30, 2019 AND MARCH 31, 2018
(Unaudited, Millions of Dollars, Except Per Share Amounts)

	Year-to-Date
	2019	2018
Net Sales	$3,333.6	$3,209.3
Costs and Expenses
Cost of sales	$2,228.0	$2,043.6
Selling, general and administrative	760.6	778.8
Provision for doubtful accounts	18.3	6.8
Other, net	65.4	58.0
Restructuring charges	8.7	22.9
Interest expense	74.4	63.2
Interest income	(16.6)	(15.8)
	$3,138.8	$2,957.5
Earnings before income taxes and equity interest	194.8	251.8
Income taxes	24.7	81.7
Net earnings before equity interest	$170.1	$170.1
Share of net earnings of equity method investment	0.3	—
Net earnings	$170.4	$170.1
Less: Net gain (loss) attributable to non-controlling interests	0.5	(0.5)
Net Earnings Attributable to Common Shareowners	$169.9	$170.6
Total Comprehensive Income Attributable to Common Shareowners	$170.9	$266.4
Earnings per share of common stock:
Basic	$1.15	$1.13
Diluted	$1.13	$1.11
Dividends per share of common stock	$0.66	$0.63
Weighted-average shares outstanding (in thousands):
Basic	147,863	150,612
Diluted	149,908	153,905
See Notes to (Unaudited) Condensed Consolidated Financial Statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 30, 2019 AND DECEMBER 29, 2018
(Unaudited, Millions of Dollars, Except Per Share Amounts)

	March 30, 2019	December 29, 2018
ASSETS
Current Assets
Cash and cash equivalents	$281.8	$288.7
Accounts and notes receivable, net	1,882.1	1,607.8
Inventories, net	2,791.6	2,373.5
Other current assets	298.4	299.4
Total Current Assets	5,253.9	4,569.4
Property, plant and equipment, net	1,927.4	1,915.2
Goodwill	9,265.9	8,956.7
Intangibles, net	3,762.4	3,484.4
Other assets	1,250.7	482.3
Total Assets	$21,460.3	$19,408.0
LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities
Short-term borrowings	$1,780.7	$376.1
Current maturities of long-term debt	3.1	2.5
Accounts payable	2,264.3	2,233.2
Accrued expenses	1,718.1	1,389.8
Total Current Liabilities	5,766.2	4,001.6
Long-term debt	3,909.4	3,819.8
Deferred taxes	744.4	705.3
Post-retirement benefits	581.8	595.4
Other liabilities	2,521.8	2,446.0
Commitments and Contingencies (Notes R and S)
Shareowners’ Equity
Stanley Black & Decker, Inc. Shareowners’ Equity
Preferred stock, without par value: Authorized 10,000,000 shares in 2019 and 2018 Issued and outstanding 750,000 shares in 2019 and 2018	750.0	750.0
Common stock, par value $2.50 per share: Authorized 300,000,000 shares in 2019 and 2018 Issued 176,902,738 shares in 2019 and 2018	442.3	442.3
Retained earnings	6,291.3	6,219.0
Additional paid in capital	4,622.5	4,621.0
Accumulated other comprehensive loss	(1,813.3)	(1,814.3)
ESOP	(6.3)	(10.5)
	10,286.5	10,207.5
Less: cost of common stock in treasury	(2,354.0)	(2,371.3)
Stanley Black & Decker, Inc. Shareowners’ Equity	7,932.5	7,836.2
Non-controlling interests	4.2	3.7
Total Shareowners’ Equity	7,936.7	7,839.9
Total Liabilities and Shareowners’ Equity	$21,460.3	$19,408.0
See Notes to (Unaudited) Condensed Consolidated Financial Statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 30, 2019 AND MARCH 31, 2018
(Unaudited, Millions of Dollars)

	Year-to-Date
	2019	2018
OPERATING ACTIVITIES
Net earnings	$170.4	$170.1
Adjustments to reconcile net earnings to cash used in operating activities:
Depreciation and amortization of property, plant and equipment	94.0	81.3
Amortization of intangibles	43.8	42.3
Share of net earnings of equity method investment	(0.3)	—
Changes in working capital	(616.8)	(544.3)
Changes in other assets and liabilities	(122.4)	(98.8)
Cash used in operating activities	(431.3)	(349.4)
INVESTING ACTIVITIES
Capital and software expenditures	(89.6)	(106.3)
Business acquisitions, net of cash acquired	(676.2)	(1.2)
Purchase of investments	(245.4)	(4.0)
Net investment hedge settlements	3.9	(17.5)
Other	—	2.7
Cash used in investing activities	(1,007.3)	(126.3)
FINANCING ACTIVITIES
Payment on long-term debt	(400.0)	—
Proceeds from debt issuance, net of fees	496.9	—
Stock purchase contract fees	(10.1)	(10.1)
Net short-term borrowings	1,419.9	382.0
Premium paid on equity option	—	(57.3)
Proceeds from issuances of common stock	10.2	13.1
Purchases of common stock for treasury	(8.1)	(11.4)
Cash dividends on common stock	(97.6)	(94.9)
Other	(3.0)	(5.5)
Cash provided by financing activities	1,408.2	215.9
Effect of exchange rate changes on cash, cash equivalents and restricted cash	4.8	27.9
Change in cash, cash equivalents and restricted cash	(25.6)	(231.9)
Cash, cash equivalents and restricted cash, beginning of period	311.4	655.1
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$285.8	$423.2
The following table provides a reconciliation of the cash, cash equivalents and restricted cash balances as of March 30, 2019 and December 29, 2018, as shown above:

	March 30, 2019	December 29, 2018
Cash and cash equivalents	$281.8	$288.7
Restricted cash included in Other current assets	4.0	22.7
Cash, cash equivalents and restricted cash	$285.8	$311.4
See Notes to (Unaudited) Condensed Consolidated Financial Statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY
THREE MONTHS ENDED MARCH 30, 2019 AND MARCH 31, 2018
(Unaudited, Millions of Dollars, Except Per Share Amounts)

	Preferred Stock	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	ESOP	Treasury Stock	Non- Controlling Interests	Shareowners’ Equity
Balance December 29, 2018	$750.0	$442.3	$4,621.0	$6,219.0	$(1,814.3)	$(10.5)	$(2,371.3)	$3.7	$7,839.9
Net earnings	—	—	—	169.9	—	—	—	0.5	170.4
Other comprehensive income	—	—	—	—	1.0	—	—	—	1.0
Cash dividends declared — $0.66 per share	—	—	—	(97.6)	—	—	—	—	(97.6)
Issuance of common stock	—	—	(15.2)	—	—	—	25.4	—	10.2
Repurchase of common stock (61,663 shares)	—	—	—	—	—	—	(8.1)	—	(8.1)
Stock-based compensation related	—	—	16.7	—	—	—	—	—	16.7
ESOP	—	—	—	—	—	4.2	—	—	4.2
Balance March 30, 2019	$750.0	$442.3	$4,622.5	$6,291.3	$(1,813.3)	$(6.3)	$(2,354.0)	$4.2	$7,936.7

	Preferred Stock	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	ESOP	Treasury Stock	Non- Controlling Interests	Shareowners’ Equity
Balance December 30, 2017	$750.0	$442.3	$4,643.2	$5,998.7	$(1,589.1)	$(18.8)	$(1,924.1)	$2.8	$8,305.0
Net earnings	—	—	—	170.6	—	—	—	(0.5)	170.1
Other comprehensive income	—	—	—	—	95.8	—	—	—	95.8
Cash dividends declared — $0.63 per share	—	—	—	(94.8)	—	—	—	—	(94.8)
Issuance of common stock	—	—	(13.0)	—	—	—	26.1	—	13.1
Repurchase of common stock (69,880 shares)	—	—	—	—	—	—	(11.4)	—	(11.4)
Premium paid on equity option	—	—	(57.3)	—	—	—	—	—	(57.3)
Non-controlling interest dissolution	—	—	—	—	—	—	—	0.3	0.3
Stock-based compensation related	—	—	17.7	—	—	—	—	—	17.7
ESOP	—	—	—	—	—	3.3	—	—	3.3
Balance March 31, 2018	$750.0	$442.3	$4,590.6	$6,074.5	$(1,493.3)	$(15.5)	$(1,909.4)	$2.6	$8,441.8

See Notes to (Unaudited) Condensed Consolidated Financial Statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 30, 2019

A.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (hereinafter referred to as “generally accepted accounting principles”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations for the interim periods have been included and are of a normal, recurring nature. Operating results for the three months ended March 30, 2019 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes included in Stanley Black & Decker, Inc.’s (the “Company”) Form 10-K for the year ended December 29, 2018, and subsequent related filings with the Securities and Exchange Commission ("SEC").

In March 2019, the Company acquired the International Equipment Solutions Attachments businesses, Paladin and Pengo, ("IES Attachments"), a manufacturer of high quality, performance-driven heavy equipment attachment tools for off-highway applications. The IES Attachments acquisition is being accounted for as a business combination using the acquisition method of accounting. The results of IES Attachments subsequent to the date of acquisition are being consolidated into the Company's Industrial segment.

In January 2019, the Company acquired a 20 percent interest in MTD Holdings Inc. ("MTD"), a privately held global manufacturer of outdoor power equipment.  MTD manufactures and distributes gas-powered lawn tractors, zero turn mowers, walk behind mowers, snow throwers, trimmers, chain saws, utility vehicles and other outdoor power equipment. Under the terms of the agreement, the Company has the option to acquire the remaining 80 percent of MTD beginning on July 1, 2021 and ending on January 2, 2029. In the event the option is exercised, the companies have agreed to a valuation multiple based on MTD’s 2018 Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), with an equitable sharing arrangement for future EBITDA growth. The Company is applying the equity method of accounting to the MTD investment.

In April 2018, the Company acquired the industrial business of Nelson Fastener Systems ("Nelson") from the Doncasters Group, which excluded Nelson's automotive stud welding business. The acquisition was accounted for as a business combination using the acquisition method of accounting and the results have been consolidated into the Company's Industrial segment for all periods subsequent to the date of acquisition.

Refer to Note F, Acquisitions and Investments, for further discussion of these transactions.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. While management believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from these estimates. Certain amounts reported in the previous year have been reclassified to conform to the 2019 presentation.

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

A portion of the Company’s revenues within the Security and Infrastructure businesses is generated from equipment leased to customers. Customer arrangements are identified as leases if they include transfer of a tangible asset which is provided to the customer in exchange for payments typically at fixed rates payable monthly, quarterly or annually. Customer leases may include terms to allow for extension of leases for a short period of time, but typically do not provide for customer termination prior to the initial term. Some customer leases include terms to allow the customer to purchase the underlying asset, which occurs occasionally, and virtually no customer leases include residual value guarantee clauses. Within the Security business, the underlying asset typically has no value at termination of the customer lease, so no residual value asset is recorded in the financial statements. For Infrastructure business leases, underlying assets are assessed for functionality at termination of the lease and, if necessary, an impairment to the leased asset value is recorded.

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

The Company’s revenues can be generated from contracts with multiple performance obligations. When a sales agreement involves multiple performance obligations, each obligation is separately identified (including equipment lease obligations)
and the transaction price is allocated based on the amount of consideration the Company expects to be entitled to in exchange for transferring the promised good or service to the customer.

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

The Company utilizes the output method for contract sales in the Oil & Gas product line. The output method recognizes revenue based on direct measurements of the customer value of the goods or services transferred to date relative to the remaining goods or services promised under the contract. The output method includes methods such as surveys of performance completed to date, appraisals of results achieved, milestones reached, time elapsed, and units produced or units delivered.

Contract assets or liabilities result from transactions with revenue recorded over time. If the measure of remaining rights exceeds the measure of the remaining performance obligations, the Company records a contract asset. Conversely, if the measure of the remaining performance obligations exceeds the measure of the remaining rights, the Company records a contract liability.

Incremental costs of obtaining or fulfilling a contract with a customer that are expected to be recovered are recognized and classified in Other current assets or Other assets, as appropriate, in the consolidated balance sheet and are typically amortized over the contract period. The Company recognizes the incremental costs of obtaining or fulfilling a contract as expense when incurred if the amortization period of the asset is one year or less.

Customer billings for services not yet rendered are deferred and recognized as revenue as the services are rendered. The associated deferred revenue is included in Accrued expenses or Other liabilities, as appropriate, in the consolidated balance sheet.

Refer to Note D, Accounts and Notes Receivable, for further discussion.

B.    NEW ACCOUNTING STANDARDS

NEW ACCOUNTING STANDARDS ADOPTED — In February 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220). The new guidance permits, but does not require, companies to reclassify the stranded tax effects of the Tax Cuts and Jobs Act (the “Act”) on items within accumulated other comprehensive income to retained earnings. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted this standard in the first quarter of 2019 and did not elect to reclassify the stranded tax effects of the Act on items within accumulated other comprehensive income to retained earnings. The Company uses the portfolio method for releasing the stranded tax effects from accumulated other comprehensive income.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("new lease standard"). The objective of the new lease standard is to increase transparency and comparability among organizations by requiring recognition of all lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In March 2019, the FASB issued ASU 2019-01, Codification Improvements, Leases (Topic 842), and in July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, and ASU 2018-11, Targeted Improvements, Leases (Topic 842). In December 2018, the FASB issued ASU 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors. These ASUs provide clarification on how to apply certain aspects of the new lease standard and allow entities to initially apply the standards from the adoption date. These standards are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted these standards in the first quarter of 2019 utilizing the new transition method to apply the standards from the adoption date. The Company recorded lease liabilities and a right-of-use asset in its consolidated balance sheet upon adoption. The standards did not impact the Company's consolidated statements of operations or retained earnings. Refer to Note D, Accounts and Notes Receivable, and Note S, Commitments and Guarantees, for further discussion.

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
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820). The standard modifies disclosure requirements of fair value measurements. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the timing of adopting the new guidance as well as the impact it may have on its consolidated financial statements.
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
The following table reconciles net earnings attributable to common shareowners and the weighted-average shares outstanding used to calculate basic and diluted earnings per share for the three months ended March 30, 2019 and March 31, 2018:

	Year-to-Date
	2019	2018
Numerator (in millions):
Net Earnings Attributable to Common Shareowners	$169.9	$170.6

Denominator (in thousands):
Basic weighted-average shares outstanding	147,863	150,612
Dilutive effect of stock contracts and awards	2,045	3,293
Diluted weighted-average shares outstanding	149,908	153,905
Earnings per share of common stock:
Basic	$1.15	$1.13
Diluted	$1.13	$1.11
The following weighted-average stock options were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive (in thousands):

	Year-to-Date
	2019	2018
Number of stock options	2,326	1,164

As described in detail in Note J, Equity Arrangements, the Company issued 7,500,000 Equity Units in May 2017 with a total notional value of $750.0 million. Each unit initially consists of 750,000 shares of convertible preferred stock and forward stock purchase contracts. On and after May 15, 2020, the convertible preferred stock may be converted into common stock at the option of the holder. At the election of the Company, upon conversion, the Company may deliver cash, common stock, or a combination thereof. The conversion rate was initially 6.1627 shares of common stock per one share of convertible preferred stock, which was equivalent to an initial conversion price of approximately $162.27 per share of common stock. As of March 30, 2019, due to the customary anti-dilution provisions, the conversion rate was 6.1820, equivalent to a conversion price of approximately $161.76 per share of common stock. The convertible preferred stock is excluded from the denominator of the diluted earnings per share calculation on the basis that the convertible preferred stock will be settled in cash except to the extent that the conversion value of the convertible preferred stock exceeds its liquidation preference. Therefore, before any redemption or conversion, the common shares that would be required to settle the applicable conversion value in excess of the liquidation preference, if the Company elects to settle such excess in common shares, are included in the denominator of diluted earnings per share in periods in which they are dilutive. The shares related to the convertible preferred stock were anti-dilutive during 2019 and during February and March 2018.

D.    ACCOUNTS AND NOTES RECEIVABLE

(Millions of Dollars)	March 30, 2019	December 29, 2018
Trade accounts receivable	$1,718.2	$1,437.1
Trade notes receivable	137.5	150.0
Other accounts receivable	146.5	122.7
Gross accounts and notes receivable	$2,002.2	$1,709.8
Allowance for doubtful accounts	(120.1)	(102.0)
Accounts and notes receivable, net	$1,882.1	$1,607.8
Long-term receivables, net	$154.8	$153.7

Trade receivables are dispersed among a large number of retailers, distributors and industrial accounts in many countries. Adequate reserves have been established to cover anticipated credit losses. Long-term receivables, net of $154.8 million and $153.7 million at March 30, 2019 and December 29, 2018, respectively, are reported within Other assets in the Condensed Consolidated Balance Sheets. The Company's financing receivables are predominantly related to certain security equipment leases with commercial businesses. As of March 30, 2019, the current portion of finance receivables within Trade notes receivable approximated $78.8 million. Generally, the Company retains legal title to any equipment under lease and holds the right to repossess such equipment in an event of default. All financing receivables are interest-bearing and the Company has not classified any financing receivables as held-for-sale. Interest income earned from financing receivables that are not delinquent is recorded on the effective interest method.

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

The following is a summary of the expected timing of receipt of payments from customers on an undiscounted basis as of March 30, 2019 relating to the Company’s finance receivables and operating leases:

(Millions of Dollars)	Total	Within 1 Year	2 Years	3 Years	4 Years	5 Years	Thereafter
Finance receivables	$218.9	$78.8	$58.4	$47.6	$25.3	$8.7	$0.1
Operating leases	$52.0	$49.7	$1.6	$0.6	$0.1	$—	$—

The following is a summary of lease revenue and sales-type lease profit for the three months ended March 30, 2019:

(Millions of Dollars)	Year-to-Date 2019
Sales-type lease revenue	$21.9
Lease interest revenue	3.2
Operating lease revenue	36.7
Total lease revenue	$61.8
Sales-type lease profit	$8.7

In October 2018, the Company entered into a new accounts receivable sale program. According to the terms, the Company sells certain of its trade accounts receivables at fair value to a wholly owned, consolidated, bankruptcy-remote special purpose subsidiary (“BRS"). The BRS, in turn, can sell such receivables to a third-party financial institution (“Purchaser”) for cash. The Purchaser’s maximum cash investment in the receivables at any time is $110.0 million. The purpose of the program is to provide liquidity to the Company. These transfers qualify as sales under ASC 860, Transfers and Servicing, and receivables are derecognized from the Company’s consolidated balance sheet when the BRS sells those receivables to the Purchaser. The Company has no retained interests in the transferred receivables, other than collection and administrative responsibilities. At March 30, 2019, the Company did not record a servicing asset or liability related to its retained responsibility based on its assessment of the servicing fee, market values for similar transactions and its cost of servicing the receivables sold.

At March 30, 2019 and December 29, 2018, approximately $25.9 million and $100.1 million of net receivables were derecognized. Proceeds from transfers of receivables to the Purchaser totaled $93.5 million and payments to the Purchaser totaled $167.7 million for the three months ended March 30, 2019. Gross receivables sold to the BRS amounted to $386.1 million ($309.2 million, net) for the three months ended March 30, 2019. The program resulted in a pre-tax loss of $1.4 million for the three months ended March 30, 2019, which included service fees of $0.3 million. All cash flows under the program are reported as a component of changes in working capital within operating activities in the Condensed Consolidated Statements of Cash Flows since all the cash from the Purchaser is received upon the initial sale of the receivable.

As of March 30, 2019 and December 29, 2018, the Company's deferred revenue totaled $204.1 million and $202.0 million, respectively, of which $98.7 million and $98.6 million, respectively, was classified as current. Revenue recognized for the three months ended March 30, 2019 and March 31, 2018 that was previously deferred as of December 29, 2018 and December 30, 2017 totaled $49.2 million and $51.2 million, respectively.

As of March 30, 2019, approximately $1.159 billion of revenue from long-term contracts primarily in the Security segment was unearned related to customer contracts which were not completely fulfilled and will be recognized on a decelerating basis over the next 5 years. This amount excludes any of the Company's contracts with an original expected duration of one year or less.

E.	INVENTORIES
The components of Inventories, net at March 30, 2019 and December 29, 2018 are as follows:

(Millions of Dollars)	March 30, 2019	December 29, 2018
Finished products	$2,008.5	$1,707.4
Work in process	170.7	150.8
Raw materials	612.4	515.3
Total	$2,791.6	$2,373.5

As part of the IES Attachments acquisition in the first quarter of 2019, the Company acquired net inventory with an estimated fair value of $75.0 million. Refer to Note F, Acquisitions and Investments, for further discussion of the IES Attachments acquisition.

F.    ACQUISITIONS AND INVESTMENTS
2019 INVESTMENTS

On January 2, 2019, the Company acquired a 20 percent interest in MTD Holdings Inc. ("MTD"), a privately held global manufacturer of outdoor power equipment, for $234 million in cash. With annual revenue of approximately $2.4 billion, MTD manufactures and distributes gas-powered lawn tractors, zero turn mowers, walk behind mowers, snow throwers, trimmers, chain saws, utility vehicles and other outdoor power equipment. Under the terms of the agreement, the Company has the option to acquire the remaining 80 percent of MTD beginning on July 1, 2021 and ending on January 2, 2029. In the event the option is exercised, the companies have agreed to a valuation multiple based on MTD’s 2018 EBITDA, with an equitable sharing arrangement for future EBITDA growth. The Company is applying the equity method of accounting to the MTD investment.

During 2019, the Company made additional immaterial investments that are not accounted for under the equity method. The Company acquired less than a 20 percent interest in each investment and does not have the ability to significantly influence any of the investees.

2019 ACQUISITIONS

IES Attachments

On March 8, 2019, the Company acquired IES Attachments for $653.0 million, net of cash acquired and an estimated working capital adjustment. IES Attachments is a manufacturer of high quality, performance-driven heavy equipment attachment tools for off-highway applications. The Company expects the acquisition to further diversify the Company's presence in the industrial markets, expand its portfolio of attachment solutions and provide a meaningful platform for continued growth. The results of IES Attachments are being consolidated into the Company's Industrial segment.

The IES Attachments acquisition is being accounted for as a business combination using the acquisition method of accounting, which requires, among other things, the assets acquired and liabilities assumed to be recognized at their fair values as of the acquisition date. The estimated fair value of identifiable net assets acquired, which includes $81.7 million of working capital, $84.9 million of deferred tax liabilities, and $328.0 million of intangible assets, is $341.3 million. The related goodwill is $311.7 million. The amount allocated to intangible assets includes $304.0 million for customer relationships. The weighted-average useful life assigned to the intangible assets is 14 years.
Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the expected cost synergies of the combined business, assembled workforce, and the going concern nature of IES Attachments. It is estimated that $2.4 million of goodwill, relating to the pre-acquisition historical tax basis of goodwill, will be deductible for tax purposes.
The acquisition accounting for IES Attachments is preliminary in all respects. During the measurement period, the Company expects to record adjustments relating to the finalization of intangible assets, inventory and property, plant and equipment valuations, working capital accounts, leases, various opening balance sheet contingencies, and various income tax matters, amongst others.
A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. The Company’s judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact the Company’s results from operations. The Company will complete its acquisition accounting as soon as reasonably possible within the measurement period.
Other 2019 Acquisition
During 2019, the Company completed one smaller acquisition for $23.3 million, net of cash acquired, which is being consolidated into the Company's Industrial segment. The estimated fair value of the identifiable net assets acquired, which includes $5.3 million of working capital, is $10.1 million. The related goodwill is $13.2 million.
The acquisition accounting for this acquisition is preliminary in certain respects. During the measurement period, the Company expects to record adjustments relating to working capital accounts, various opening balance sheet contingencies and various income tax matters, amongst others. These adjustments are not expected to have a material impact on the Company’s consolidated financial statements.

2018 ACQUISITIONS

Nelson Fasteners Systems
On April 2, 2018, the Company acquired Nelson for $430.1 million, net of cash acquired and an estimated working capital adjustment. Nelson is complementary to the Company's product offerings, enhances its presence in the general industrial end markets, expands its portfolio of highly-engineered fastening solutions, and will deliver cost synergies. The results of Nelson have been consolidated into the Industrial segment.
The Nelson acquisition was accounted for as a business combination using the acquisition method of accounting. The acquisition accounting for Nelson was completed during the first quarter of 2019. The measurement period adjustments recorded in the first quarter of 2019 did not have a material impact to the Company's Condensed Consolidated Financial Statements. The fair value of identifiable net assets acquired, which included $64.7 million of working capital and $167.0 million of intangible assets, was $212.5 million. The related goodwill was $217.6 million. The amount allocated to intangible assets included $149.0 million for customer relationships. The useful lives assigned to the intangible assets ranged from 12 to 15 years.
Goodwill was calculated as the excess of the consideration transferred over the net assets recognized and represents the expected cost synergies of the combined business, assembled workforce, and the going concern nature of Nelson. Goodwill is not expected to be deductible for tax purposes.
Other 2018 Acquisitions
During 2018, the Company completed six smaller acquisitions for a total purchase price of $105.1 million, net of cash acquired. The estimated fair value of the identifiable net assets acquired, which includes $13.4 million of working capital and $35.5 million of intangible assets, is $38.0 million. The related goodwill is $67.1 million. The amount allocated to intangible assets includes $32.0 million for customer relationships. The useful lives assigned to intangible assets range from 10 to 14 years.
The acquisition accounting for these acquisitions is preliminary in certain respects. During the measurement period, the Company expects to record adjustments relating to working capital accounts, various opening balance sheet contingencies and various income tax matters, amongst others. These adjustments are not expected to have a material impact on the Company’s consolidated financial statements.

ACTUAL AND PRO-FORMA IMPACT OF THE ACQUISTIONS

Actual Impact from Acquisitions

The Company's Consolidated Statements of Operations and Comprehensive Income for the three months ended March 30, 2019 include net sales of $26.3 million and a net loss of $8.4 million from the 2019 acquisitions. The net loss includes amortization relating to intangible assets recorded upon acquisition, inventory step-up charges, transaction costs, and other integration-related costs.
Pro-forma Impact from Acquisitions

The following table presents supplemental pro-forma information as if the 2019 acquisitions had occurred on December 31, 2017 and the 2018 acquisitions had occurred on January 1, 2017. The pro-forma consolidated results are not necessarily indicative of what the Company’s consolidated net sales and net earnings would have been had the Company completed the acquisitions on the aforementioned dates. In addition, the pro-forma consolidated results do not purport to project the future results of the Company.

	First Quarter
(Millions of Dollars, except per share amounts)	2019	2018
Net sales	$3,409.7	$3,375.4
Net earnings attributable to common shareowners	$182.5	$162.8
Diluted earnings per share	$1.22	$1.06

2019 Pro-forma Results

The 2019 pro-forma results were calculated by combining the results of Stanley Black & Decker with the stand-alone results of the 2019 acquisitions for their respective pre-acquisition periods. Accordingly the following adjustments were made:

•
Elimination of the historical pre-acquisition intangible asset amortization expense and the addition of intangible asset amortization expense related to intangibles valued as part of the acquisition accounting that would have been incurred from December 30, 2018 to the acquisition dates.

•
Because the 2019 acquisitions were assumed to occur on December 31, 2017, there were no acquisition-related costs or inventory step-up charges factored into the 2019 pro-forma period, as such expenses would have occurred in the first year following the assumed acquisition date.

2018 Pro-forma Results

The 2018 pro-forma results were calculated by combining the results of Stanley Black & Decker with the stand-alone results of the 2018 and 2019 acquisitions for their respective pre-acquisition periods. Accordingly the following adjustments were made:

•
Elimination of the historical pre-acquisition intangible asset amortization expense and the addition of intangible asset amortization expense related to intangibles valued as part of the acquisition accounting that would have been incurred from December 31, 2017 to March 31, 2018 for the 2018 and 2019 acquisitions.

•	Depreciation expense for the property, plant, and equipment fair value adjustments that would have been incurred from December 31, 2017 to March 31, 2018.

•	Additional expense for acquisition-related costs and inventory step-up charges relating to the 2019 acquisitions, as such expenses would have been incurred from December 31, 2017 to March 31, 2018.

•
Because the 2018 acquisitions were assumed to occur on January 1, 2017, there were no acquisition-related costs or inventory step-up charges factored into the 2018 pro-forma period, as such expenses would have occurred in the first year following the assumed acquisition date.

G.    GOODWILL
Changes in the carrying amount of goodwill by segment are as follows:

(Millions of Dollars)	Tools & Storage	Industrial	Security	Total
Balance December 29, 2018	$5,154.3	$1,679.7	$2,122.7	$8,956.7
Acquisition adjustments	(0.9)	323.1	0.9	323.1
Foreign currency translation and other	8.4	(8.0)	(14.3)	(13.9)
Balance March 30, 2019	$5,161.8	$1,994.8	$2,109.3	$9,265.9

H.    LONG-TERM DEBT AND FINANCING ARRANGEMENTS

Long-term debt and financing arrangements at March 30, 2019 and December 29, 2018 are as follows:

		March 30, 2019						December 29, 2018
(Millions of Dollars)	Interest Rate	Original Notional	Unamortized Discount	Unamortized Gain/(Loss) Terminated Swaps [1]	Purchase Accounting FV Adjustment	Deferred Financing Fees	Carrying Value	Carrying Value [2]
Notes payable due 2021	3.40%	$400.0	$(0.1)	$9.3	$—	$(0.9)	$408.3	$409.1
Notes payable due 2022	2.90%	754.3	(0.2)	—	—	(2.3)	751.8	751.6
Notes payable due 2026	3.40%	500.0	(0.7)	—	—	(3.2)	496.1	—
Notes payable due 2028	7.05%	150.0	—	10.1	9.8	—	169.9	170.4
Notes payable due 2028	4.25%	500.0	(0.4)	—	—	(4.2)	495.4	495.7
Notes payable due 2040	5.20%	400.0	(0.3)	(31.5)	—	(2.9)	365.3	364.9
Notes payable due 2048	4.85%	500.0	(0.5)	—	—	(5.5)	494.0	494.4
Notes payable due 2052 (junior subordinated)	5.75%	750.0	—	—	—	(18.3)	731.7	731.6
Notes payable due 2053 (junior subordinated)	7.08%	—	—	—	—	—	—	396.7
Other, payable in varying amounts through 2022	0.00% - 4.50%	—	—	—	—	—	—	7.9
Total long-term debt, including current maturities		$3,954.3	$(2.2)	$(12.1)	$9.8	$(37.3)	$3,912.5	$3,822.3
Less: Current maturities of long-term debt							(3.1)	(2.5)
Long-term debt							$3,909.4	$3,819.8
1Unamortized gain/(loss) associated with interest rate swaps are more fully discussed in Note I, Financial Instruments.
2Finance lease balances as of December 29, 2018 have been reclassified to lease liabilities in accordance with the adoption of the new lease standard in the first quarter of 2019. Refer to Note B, New Accounting Standards.

In March 2019, the Company issued $500.0 million of senior unsecured notes, maturing on March 1, 2026 ("2026 Term Notes"). The 2026 Term Notes will accrue interest at a fixed rate of 3.40% per annum with interest payable semi-annually in arrears. The 2026 Term Notes rank equally in right of payment with all of the Company's existing and future unsecured and unsubordinated debt. The Company received net cash proceeds of $496.9 million which reflects the notional amount offset by a discount, underwriting expenses, and other fees associated with the transaction. The Company used the net proceeds from the offering for general corporate purposes, including repayment of other borrowings.

In February 2019, the Company redeemed all of the outstanding 2053 Junior Subordinated Debentures for $405.7 million representing 100% of the principal amount plus accrued and unpaid interest. The Company recognized a net pre-tax loss of $3.2 million from the redemption, which was comprised of a $7.8 million loss related to the write-off of deferred financing fees partially offset by a $4.6 million gain relating to an unamortized terminated interest rate swap as described in more detail in Note I, Financial Instruments.

The Company has a $3.0 billion commercial paper program which includes Euro denominated borrowings in addition to U.S. Dollars. As of March 30, 2019, the Company had $1,776.5 million of borrowings outstanding, of which approximately $898.1 million in Euro denominated commercial paper was designated as a Net Investment Hedge. As of December 29, 2018, the Company had $373.0 million of borrowings outstanding, of which approximately $228.9 million in Euro denominated commercial paper was designated as a Net Investment Hedge. Refer to Note I, Financial Instruments, for further discussion.

The Company has a five-year $2.0 billion committed credit facility (the “5 Year Credit Agreement”). Borrowings under the 5 Year Credit Agreement may be made in U.S. Dollars, Euros or Pounds Sterling. A sub-limit amount of $653.3 million is designated for swing line advances which may be drawn in Euros pursuant to the terms of the 5 Year Credit Agreement. Borrowings bear interest at a floating rate plus an applicable margin dependent upon the denomination of the borrowing and specific terms of the 5 Year Credit Agreement. The Company must repay all advances under the 5 Year Credit Agreement by the earlier of September 12, 2023 or upon termination. The 5 Year Credit Agreement is designated to be a liquidity back-stop for the Company's $3.0 billion U.S. Dollar and Euro commercial paper program. As of March 30, 2019, and December 29, 2018, the Company had not drawn on its five-year committed credit facility.

The Company has a 364-Day $1.0 billion committed credit facility (the “364 Day Credit Agreement”). Borrowings under the 364 Day Credit Agreement may be made in U.S. Dollars or Euros and bear interest at a floating rate plus an applicable margin dependent upon the denomination of the borrowing and pursuant to the terms of the 364 Day Credit Agreement. The Company must repay all advances under the 364 Day Credit Agreement by the earlier of September 11, 2019 or upon termination. The Company may, however, convert all advances outstanding upon termination into a term loan that shall be repaid in full no later than the first anniversary of the termination date provided that the Company, among other things, pays a fee to the administrative agent for the account of each lender. The 364 Day Credit Agreement serves as a liquidity back-stop for the Company’s $3.0 billion U.S. Dollar and Euro commercial paper program. As of March 30, 2019, and December 29, 2018, the Company had not drawn on its 364-Day committed credit facility.

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

A summary of the fair values of the Company’s derivatives recorded in the Condensed Consolidated Balance Sheets at March 30, 2019 and December 29, 2018 is as follows:

(Millions of Dollars)	Balance Sheet Classification	March 30, 2019	December 29, 2018	Balance Sheet Classification	March 30, 2019	December 29, 2018
Derivatives designated as hedging instruments:
Interest Rate Contracts Cash Flow	LT other assets	$—	$—	LT other liabilities	$9.9	$—
Foreign Exchange Contracts Cash Flow	Other current assets	19.9	18.1	Accrued expenses	1.0	0.6
	LT other assets	1.1	—	LT other liabilities	—	—
Net Investment Hedge	Other current assets	29.1	5.7	Accrued expenses	4.7	1.5
	LT other assets	—	—	LT other liabilities	11.2	13.8
Non-derivative designated as hedging instrument:
Net Investment Hedge		—	—	Short-term borrowings	898.1	228.9
Total designated as hedging		$50.1	$23.8		$924.9	$244.8
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other current assets	$5.4	$9.1	Accrued expenses	$9.4	$5.4
Total		$55.5	$32.9		$934.3	$250.2
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

During the three months ended March 30, 2019 and March 31, 2018, cash flows related to derivatives, including those that are separately discussed below, resulted in net cash received of $17.3 million and net cash paid of $15.9 million, respectively.

CASH FLOW HEDGES
There were after-tax mark-to-market losses of $29.0 million and $26.8 million as of March 30, 2019 and December 29, 2018, respectively, reported for cash flow hedge effectiveness in Accumulated other comprehensive loss. An after-tax gain of $0.9 million is expected to be reclassified to earnings as the hedged transactions occur or as amounts are amortized within the next twelve months. The ultimate amount recognized will vary based on fluctuations of the hedged currencies and interest rates through the maturity dates.

The tables below detail pre-tax amounts of derivatives designated as cash flow hedges in Accumulated other comprehensive loss during the periods in which the underlying hedged transactions affected earnings for the three months ended March 30, 2019 and March 31, 2018:

	Year-to-Date 2019
(Millions of Dollars)	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Recognized in Income on Amounts Excluded from Effectiveness Testing
Interest Rate Contracts	$(10.9)	Interest expense	$(4.0)	$—
Foreign Exchange Contracts	$7.0	Cost of sales	$(0.2)	$—

	Year-to-Date 2018
(Millions of Dollars)	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Recognized in Income on Amounts Excluded from Effectiveness Testing
Interest Rate Contracts	$18.0	Interest expense	$(3.8)	$—
Foreign Exchange Contracts	$(6.7)	Cost of sales	$(2.8)	$—
A summary of the pre-tax effect of cash flow hedge accounting on the Consolidated Statements of Operations and Comprehensive Income for the three months ended March 30, 2019 and March 31, 2018 are as follows:

	Year-to-Date 2019
(Millions of Dollars)	Cost of Sales	Interest Expense
Total amount in the Consolidated Statements of Operations and Comprehensive Income in which the effects of the cash flow hedges are recorded	$2,228.0	$74.4
Gain (loss) on cash flow hedging relationships:
Foreign Exchange Contracts:
Hedged Items	$0.2	$—
Gain (loss) reclassified from OCI into Income	$(0.2)	$—
Interest Rate Swap Agreements:
Gain (loss) reclassified from OCI into Income [1]	$—	$(4.0)

	Year-to-Date 2018
(Millions of Dollars)	Cost of Sales	Interest Expense
Total amount in the Consolidated Statements of Operations and Comprehensive Income in which the effects of the cash flow hedges are recorded	$2,043.6	$63.2
Gain (loss) on cash flow hedging relationships:
Foreign Exchange Contracts:
Hedged Items	$2.8	$—
Gain (loss) reclassified from OCI into Income	$(2.8)	$—
Interest Rate Swap Agreements:
Gain (loss) reclassified from OCI into Income [1]	$—	$(3.8)
1 Inclusive of the gain/loss amortization on terminated derivative financial instruments.

An after-tax loss of $2.1 million and $4.6 million was reclassified from Accumulated other comprehensive loss into earnings (inclusive of the gain/loss amortization on terminated derivative instruments) for the three months ended March 30, 2019 and March 31, 2018, respectively, during the periods in which the underlying hedged transactions affected earnings.

Interest Rate Contracts: The Company enters into interest rate swap agreements in order to obtain the lowest cost source of funds within a targeted range of variable to fixed-debt proportions. During the three months ended March 30, 2019, the Company entered into forward starting interest rate swaps totaling $450.0 million to offset the expected variability on future interest rate payments associated with debt instruments expected to be issued in the future. Swaps with a notional amount of $250.0 million matured during the quarter resulting in a loss of $1.0 million, which was recorded in Accumulated other comprehensive loss and will be amortized to earnings as interest expense over future periods. The cash flows stemming from the maturity of such interest rate swaps designated as cash flow hedges are presented within other financing activities in the Condensed Consolidated Statements of Cash Flows. As of March 30, 2019, the Company had $200.0 million of forward starting swaps outstanding. As of December 29, 2018, there were no active forward starting swaps designated as cash flow hedges.

Foreign Currency Contracts

Forward Contracts: Through its global businesses, the Company enters into transactions and makes investments denominated in multiple currencies that give rise to foreign currency risk. The Company and its subsidiaries regularly purchase inventory from subsidiaries with functional currencies different than their own, which creates currency-related volatility in the Company’s results of operations. The Company utilizes forward contracts to hedge these forecasted purchases and sales of inventory. Gains and losses reclassified from Accumulated other comprehensive loss are recorded in Cost of sales as the hedged item affects earnings. There are no components excluded from the assessment of effectiveness for these contracts. At March 30, 2019 and December 29, 2018, the notional value of forward currency contracts outstanding was $614.3 million maturing on various dates through 2020 and $240.0 million maturing on various dates through 2019, respectively.

Purchased Option Contracts: The Company and its subsidiaries have entered into various intercompany transactions whereby the notional values are denominated in currencies other than the functional currencies of the party executing the trade. In order to better match the cash flows of its intercompany obligations with cash flows from operations, the Company enters into purchased option contracts. Gains and losses reclassified from Accumulated other comprehensive loss are recorded in Cost of sales as the hedged item affects earnings. There are no components excluded from the assessment of effectiveness for these contracts. As of March 30, 2019 and December 29, 2018, the notional value of purchased option contracts was $269.5 million and $370.0 million, respectively, maturing on various dates through 2019.
FAIR VALUE HEDGES

Interest Rate Risk: In an effort to optimize the mix of fixed versus floating rate debt in the Company’s capital structure, the Company enters into interest rate swaps. In prior years, the Company entered into interest rate swaps related to certain of its notes payable which were subsequently terminated. Amortization of the gain/loss on previously terminated swaps is reported as a reduction of interest expense. Prior to termination, the changes in the fair value of the swaps and the offsetting changes in fair value related to the underlying notes were recognized in earnings. As of March 30, 2019 and December 29, 2018, the Company did not have any active fair value interest rate swaps.

A summary of the pre-tax effect of fair value hedge accounting on the Consolidated Statements of Operations and Comprehensive Income for the three months ended March 30, 2019 and March 31, 2018 is as follows:

(Millions of Dollars)	Year-to-Date 2019 Interest Expense	Year-to-Date 2018 Interest Expense
Total amount in the Consolidated Statements of Operations and Comprehensive Income in which the effects of the fair value hedges are recorded	$74.4	$63.2
Amortization of gain on terminated swaps	$(5.4)	$(0.8)
In February 2019, the Company redeemed all of the outstanding 2053 Junior Subordinated Debentures as discussed in Note H, Long-Term Debt and Financing Arrangements. As a result, the Company recorded a pre-tax gain of $4.6 million relating to the remaining unamortized gain on swap termination related to this debt.

A summary of the amounts recorded in the Condensed Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges as of March 30, 2019 and December 29, 2018 is as follows:

	March 30, 2019
(Millions of Dollars)	Carrying Amount of Hedged Liability (1)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liability
Current Maturities of Long-Term Debt	$3.1	Terminated Swaps	$3.1
Long-Term Debt	$3,909.4	Terminated Swaps	$(15.2)

	December 29, 2018
(Millions of Dollars)	Carrying Amount of Hedged Liability (1)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liability
Current Maturities of Long-Term Debt	$2.5	Terminated Swaps	$2.1
Long-Term Debt	$3,819.8	Terminated Swaps	$(10.0)
(1) Represents hedged items no longer designated in qualifying fair value hedging relationships.

NET INVESTMENT HEDGES

The Company utilizes net investment hedges to offset the translation adjustment arising from re-measurement of its investment in the assets and liabilities of its foreign subsidiaries. The total after-tax amounts in Accumulated other comprehensive loss were gains of $85.9 million and $63.3 million at March 30, 2019 and December 29, 2018, respectively.

As of March 30, 2019, the Company had foreign exchange forward contracts maturing on various dates in 2019 with notional values totaling $325.2 million outstanding hedging a portion of its British pound sterling, Swedish krona and Euro denominated net investments; cross currency swaps with notional values totaling $1.5 billion maturing on various dates through 2023 hedging a portion of its Japanese yen, Euro, Swedish krona and Swiss franc denominated net investments; an option contract with a notional value totaling $35.1 million maturing in 2019 hedging a portion of its Mexican peso denominated net investment; and Euro denominated commercial paper with a value of $898.1 million maturing in 2019 hedging a portion of its Euro denominated net investments. As of December 29, 2018, the Company had foreign exchange contracts maturing on various dates through 2019 with notional values totaling $262.4 million outstanding hedging a portion of its British pound sterling, Swedish krona and Euro denominated net investments; a cross currency swap with a notional value totaling $250.0 million maturing in 2023 hedging a portion of its Japanese yen denominated net investment; an option contract with a notional value totaling $35.1 million maturing in 2019 hedging a portion of its Mexican peso denominated net investment; and Euro denominated commercial paper with a value of $228.9 million maturing in 2019 hedging a portion of its Euro denominated net investments.

Maturing foreign exchange contracts resulted in net cash received of $3.9 million and net cash paid of $17.5 million for the three months ended March 30, 2019 and March 31, 2018, respectively.

Gains and losses on net investment hedges remain in Accumulated other comprehensive income (loss) until disposal of the underlying assets. Gains and losses representing components excluded from the assessment of effectiveness are recognized in earnings in Other, net on a straight-line basis over the term of the hedge.

The pre-tax gain or loss from fair value changes for the three months ended March 30, 2019 and March 31, 2018 was as follows:

	Year-to-Date 2019
(Millions of Dollars)	Total Gain (Loss) Recorded in OCI	Excluded Component Recorded in OCI	Income Statement Classification	Total Gain (Loss) Reclassified from OCI to Income	Excluded Component Amortized from OCI to Income
Forward Contracts	$(1.2)	$4.2	Other, net	$1.0	$1.0
Cross Currency Swap	$25.9	$13.4	Other, net	$7.7	$7.7
Option Contracts	$(1.0)	$—	Other, net	$—	$—
Non-derivative designated as Net Investment Hedge	$15.6	$—	Other, net	$—	$—

	Year-to-Date 2018
(Millions of Dollars)	Total Gain (Loss) Recorded in OCI	Excluded Component Recorded in OCI	Income Statement Classification	Total Gain (Loss) Reclassified from OCI to Income	Excluded Component Amortized from OCI to Income
Forward Contracts	$(26.5)	$3.9	Other, net	$1.8	$1.8
Cross Currency Swap	$1.5	$6.9	Other, net	$1.7	$1.7
Option Contracts	$(3.5)	$—	Other, net	$—	$—
Non-derivative designated as Net Investment Hedge	$(12.6)	$—	Other, net	$—	$—

UNDESIGNATED HEDGES

Foreign Exchange Contracts: Foreign exchange forward contracts are used to reduce risks arising from the change in fair value of certain foreign currency denominated assets and liabilities (such as affiliate loans, payables and receivables). The objective is to minimize the impact of foreign currency fluctuations on operating results. The total notional amount of the forward contracts outstanding at March 30, 2019 was $1.0 billion, maturing on various dates through 2019. The total notional amount of the forward contracts outstanding at December 29, 2018 was $1.0 billion, maturing on various dates through 2019. The impacts of changes in the fair value related to derivatives not designated as hedging instruments under ASC 815 for the three months ended March 30, 2019 and March 31, 2018 are as follows:

(Millions of Dollars)	Income Statement Classification	Year-to-Date 2019 Amount of Gain (Loss) Recorded in Income on Derivative	Year-to-Date 2018 Amount of Gain (Loss) Recorded in Income on Derivative
Foreign Exchange Contracts	Other, net	$2.3	$17.1

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

The capped call has an initial lower strike price of $156.86 and an upper strike price of $203.92, which was approximately 30% higher than the closing price of the Company's common stock on March 13, 2018. As of March 30, 2019, due to the customary anti-dilution provisions, the capped call transactions had an adjusted lower strike price of $156.76 and an adjusted upper strike price of $203.79. The aggregate fair value of the options at March 30, 2019 was $29.7 million.

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

$750 Million Equity Units and Capped Call Transactions

In May 2017, the Company issued 7,500,000 Equity Units with a total notional value of $750.0 million (“$750 million Equity Units”). Each unit has a stated amount of $100 and initially consists of a three-year forward stock purchase contract (“2020 Purchase Contracts”) for the purchase of a variable number of shares of common stock, on May 15, 2020, for a price of $100, and a 10% beneficial ownership interest in one share of 0% Series C Cumulative Perpetual Convertible Preferred Stock, without par, with a liquidation preference of $1,000 per share (“Series C Preferred Stock”). The Company received approximately $726.0 million in net cash proceeds from the $750 million Equity Units net of offering expenses and underwriting costs and commissions, and issued 750,000 shares of Series C Preferred Stock, recording $750.0 million in preferred stock. The proceeds were used for general corporate purposes, including repayment of short-term borrowings. The Company also used $25.1 million of the proceeds to enter into capped call transactions utilized to hedge potential economic dilution as described in more detail below.

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

On and after May 15, 2020, the Series C Preferred Stock may be converted into common stock at the option of the holder. The initial conversion rate was 6.1627 shares of common stock per one share of Series C Preferred Stock, which was equivalent to an initial conversion price of approximately $162.27 per share of common stock. As of March 30, 2019, due to the customary anti-dilution provisions, the conversion rate was 6.1820, equivalent to a conversion price of approximately $161.76 per share of common stock. At the election of the Company, upon conversion, the Company may deliver cash, common stock, or a combination thereof.

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

The initial maximum settlement rate of 0.7241 was calculated using an initial reference price of $138.10, equal to the last reported sale price of the Company's common stock on May 11, 2017. As of March 30, 2019, due to the customary anti-dilution provisions, the maximum settlement rate was 0.7264, equivalent to a reference price of $137.67. If the applicable market value of the Company's common stock is less than or equal to the reference price, the settlement rate will be the maximum settlement rate; and if the applicable market value of common stock is greater than the reference price, the settlement rate will be a number of shares of the Company's common stock equal to $100 divided by the applicable market value. Upon settlement of the 2020 Purchase Contracts, the Company will receive additional cash proceeds of $750 million.

The Company will pay the holders of the 2020 Purchase Contracts quarterly payments ("Contracts Adjustment Payments") at a rate of 5.375% per annum, payable quarterly in arrears on February 15, May 15, August 15 and November 15, which commenced August 15, 2017. The $117.1 million present value of the Contract Adjustment Payments reduced Shareowners’ Equity at inception. As each quarterly Contract Adjustment Payment is made, the related liability is reduced and the difference between the cash payments and the present value will accrete to interest expense, approximately $1.3 million per year over the three-year term. As of March 30, 2019, the present value of the Contract Adjustment Payments was $49.0 million.

The holders can settle the purchase contracts early, for cash, subject to certain exceptions and conditions in the prospectus supplement. Upon early settlement of any purchase contracts, the Company will deliver the number of shares of its common stock equal to 85% of the number of shares of common stock that would have otherwise been deliverable.

Capped Call Transactions

In order to offset the potential economic dilution associated with the common shares issuable upon conversion of the Series C Preferred Stock, to the extent that the conversion value of the convertible preferred stock exceeds its liquidation preference, the Company entered into capped call transactions with three major financial institutions (the "counterparties").

The capped call transactions have a term of approximately three years and are intended to cover the number of shares issuable upon conversion of the Series C Preferred Stock. Subject to customary anti-dilution adjustments, the capped call had an initial lower strike price of $162.27, which corresponds to the minimum 6.1627 settlement rate of the Series C Preferred Stock, and an upper strike price of $179.53, which is approximately 30% higher than the closing price of the Company's common stock on May 11, 2017. As of March 30, 2019, due to the customary anti-dilution provisions, the capped call transactions had an adjusted lower strike price of $161.76 and an adjusted upper strike price of $178.97.

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

With respect to the impact on the Company, the capped call transactions and $750 million Equity Units, when taken together, result in the economic equivalent of having the conversion price on $750 million Equity Units at $178.97, the upper strike price of the capped call as of March 30, 2019.

The Company paid $25.1 million, or an average of $5.43 per option, to enter into capped call transactions on 4.6 million shares of common stock. The $25.1 million premium paid was a reduction of Shareowners’ Equity. The aggregate fair value of the options at March 30, 2019 was $15.0 million.

K.    ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables summarize the changes in the balances for each component of Accumulated other comprehensive loss:

(Millions of Dollars)	Currency translation adjustment and other	Unrealized (losses) gains on cash flow hedges, net of tax	Unrealized gains (losses) on net investment hedges, net of tax	Pension (losses) gains, net of tax	Total
Balance - December 29, 2018	$(1,481.2)	$(26.8)	$63.3	$(369.6)	$(1,814.3)
Other comprehensive (loss) income before reclassifications	(18.9)	(4.3)	29.2	(3.4)	2.6
Reclassification adjustments to earnings	—	2.1	(6.6)	2.9	(1.6)
Net other comprehensive (loss) income	(18.9)	(2.2)	22.6	(0.5)	1.0
Balance - March 30, 2019	$(1,500.1)	$(29.0)	$85.9	$(370.1)	$(1,813.3)

(Millions of Dollars)	Currency translation adjustment and other	Unrealized (losses) gains on cash flow hedges, net of tax	Unrealized gains (losses) on net investment hedges, net of tax	Pension gains (losses), net of tax	Total
Balance - December 30, 2017	$(1,108.2)	$(112.6)	$3.4	$(371.7)	$(1,589.1)
Other comprehensive income (loss) before reclassifications	122.9	8.3	(32.9)	(7.2)	91.1
Reclassification adjustments to earnings	—	4.6	(2.8)	2.9	4.7
Net other comprehensive income (loss)	122.9	12.9	(35.7)	(4.3)	95.8
Balance - March 31, 2018	$(985.3)	$(99.7)	$(32.3)	$(376.0)	$(1,493.3)

The reclassifications out of Accumulated other comprehensive loss for the three months ended March 30, 2019 and March 31, 2018 were as follows:

(Millions of Dollars)	2019	2018	Affected line item in Consolidated Statements of Operations And Comprehensive Income
Realized losses on cash flow hedges	$(0.2)	$(2.8)	Cost of sales
Realized losses on cash flow hedges	(4.0)	(3.8)	Interest expense
Total before taxes	$(4.2)	$(6.6)
Tax effect	2.1	2.0	Income taxes
Realized losses on cash flow hedges, net of tax	$(2.1)	$(4.6)

Realized gains on net investment hedges	$8.7	$3.5	Other, net
Tax effect	(2.1)	(0.7)	Income taxes
Realized gains on net investment hedges, net of tax	$6.6	$2.8

Amortization of defined benefit pension items:
Actuarial losses and prior service costs / credits	$(3.8)	$(3.8)	Other, net
Tax effect	0.9	0.9	Income taxes
Amortization of defined benefit pension items, net of tax	$(2.9)	$(2.9)

L.    NET PERIODIC BENEFIT COST — DEFINED BENEFIT PLANS
Following are the components of net periodic pension expense (benefit) for the three months ended March 30, 2019 and March 31, 2018:

	Year-to-Date
	Pension Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans		All Plans
(Millions of Dollars)	2019	2018	2019	2018	2019	2018
Service cost	$3.0	$1.8	$3.7	$3.9	$0.1	$0.1
Interest cost	11.8	10.4	7.7	7.5	0.4	0.4
Expected return on plan assets	(15.4)	(16.8)	(11.6)	(12.2)	—	—
Amortization of prior service cost (credit)	0.2	0.2	(0.2)	(0.4)	(0.3)	(0.3)
Amortization of net loss (gain)	2.0	1.9	2.2	2.4	(0.1)	—
Settlement / curtailment loss	—	—	0.1	0.1	—	—
Net periodic pension expense (benefit)	$1.6	$(2.5)	$1.9	$1.3	$0.1	$0.2

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
The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis for each of the hierarchy levels:

(Millions of Dollars)	Total Carrying Value	Level 1	Level 2	Level 3
March 30, 2019
Money market fund	$6.0	$6.0	$—	$—
Derivative assets	$55.5	$—	$55.5	$—
Derivative liabilities	$36.2	$—	$36.2	$—
Non-derivative hedging instrument	$898.1	$—	$898.1	$—
Contingent consideration liability	$174.3	$—	$—	$174.3
December 29, 2018
Money market fund	$4.8	$4.8	$—	$—
Derivative assets	$32.9	$—	$32.9	$—
Derivative liabilities	$21.3	$—	$21.3	$—
Non-derivative hedging instrument	$228.9	$—	$228.9	$—
Contingent consideration liability	$169.2	$—	$—	$169.2
The following table provides information about the Company's financial assets and liabilities not carried at fair value:

	March 30, 2019		December 29, 2018
(Millions of Dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
Other investments	$6.4	$6.7	$7.6	$7.7
Long-term debt, including current portion	$3,912.5	$4,159.1	$3,822.3	$3,905.4

The money market fund and other investments related to the West Coast Loading Corporation ("WCLC") trust are considered Level 1 instruments within the fair value hierarchy. The long-term debt instruments are considered Level 2 instruments and are measured using a discounted cash flow analysis based on the Company’s marginal borrowing rates. The differences between the carrying values and fair values of long-term debt are attributable to the stated interest rates differing from the Company's marginal borrowing rates. The fair values of the Company's variable rate short-term borrowings approximate their carrying values at March 30, 2019 and December 29, 2018. The fair values of the derivative financial instruments in the table above are based on current settlement values.

As part of the Craftsman® brand acquisition in March 2017, the Company recorded a contingent consideration liability representing the Company's obligation to make future payments to Transform Holdco, LLC, which operates Sears and Kmart retail locations, of between 2.5% and 3.5% on sales of Craftsman products in new Stanley Black & Decker channels through March 2032, which was valued at $134.5 million as of the acquisition date. The first payment is due the second quarter of 2020 relating to royalties owed for the previous twelve quarters, and future payments will be due quarterly through the first quarter of 2032. The estimated fair value of the contingent consideration liability is determined using a discounted cash flow analysis taking into consideration future sales projections, forecasted payments to Transform Holdco, LLC, based on contractual royalty rates, and the related tax impacts. The estimated fair value of the contingent consideration liability was $174.3 million and $169.2 million as of March 30, 2019 and December 29, 2018, respectively. A 100 basis point reduction in the discount rate would result in an increase to the liability of approximately $8 million as of March 30, 2019.

The Company had no significant non-recurring fair value measurements, nor any other financial assets or liabilities measured using Level 3 inputs, during the first three months of 2019 or 2018.

Refer to Note I, Financial Instruments, for more details regarding derivative financial instruments, Note R, Contingencies, for more details regarding the other investments related to the WCLC trust, and Note H, Long-Term Debt and Financing Arrangements, for more information regarding the carrying values of the long-term debt.

N.    OTHER COSTS AND EXPENSES
Other, net is primarily comprised of intangible asset amortization expense, currency-related gains or losses, environmental remediation expense, acquisition-related transaction and consulting costs, and certain pension gains or losses. During the three months ended March 30, 2019 and March 31, 2018, Other, net included $16.1 million and $5.9 million in acquisition-related transaction and consulting costs, respectively.

O.    RESTRUCTURING CHARGES
A summary of the restructuring reserve activity from December 29, 2018 to March 30, 2019 is as follows:

(Millions of Dollars)	December 29, 2018	Net Additions	Usage	Currency	March 30, 2019
Severance and related costs	$105.7	$7.2	$(24.3)	$(0.4)	$88.2
Facility closures and asset impairments	3.1	1.5	(1.3)	—	3.3
Total	$108.8	$8.7	$(25.6)	$(0.4)	$91.5
For the three months ended March 30, 2019, the Company recognized net restructuring charges of $8.7 million. This amount reflects $7.2 million of net severance charges associated with the reduction of approximately 259 employees and $1.5 million of facility closure and other restructuring costs.
The majority of the $91.5 million of reserves remaining as of March 30, 2019 is expected to be utilized within the next 12 months.

Segments: The $9 million of net restructuring charges for the three months ended March 30, 2019 includes: $1 million of net reversals pertaining to the Tools & Storage segment; $5 million of net charges pertaining to the Security segment; $2.0 million of net charges pertaining to the Industrial segment; and $3 million of net charges pertaining to Corporate.

P.    INCOME TAXES

The Company recognized income tax expense of $24.7 million for the three months ended March 30, 2019, resulting in an effective tax rate of 12.7%. Excluding the impacts of the acquisition-related charges, the effective tax rate was 15.0% for the three months ended March 30, 2019. This effective tax rate differs from the U.S. statutory tax rate primarily due to tax on foreign earnings and the effective settlements of income tax audits.

The Company recognized income tax expense of $81.7 million for the three months ended March 31, 2018, resulting in an effective tax rate of 32.4%. The income tax expense in the first quarter of 2018 included a provisional charge of $23.1 million adjusting the provisional amounts recorded in the fourth quarter of 2017 associated with the Act. The changes to the provisional amounts resulting from the Act increased the effective tax rate by 9.1%. Excluding the impact of the tax and acquisition-related charges, the effective tax rate was 23.0% in the first quarter of 2018. This effective tax rate differed from the U.S. statutory tax rate primarily due to tax on foreign earnings and the settlement of certain income tax audits.

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

The Industrial segment is comprised of the Engineered Fastening and Infrastructure businesses. The Engineered Fastening business primarily sells engineered fastening products and systems designed for specific applications. The product lines include blind rivets and tools, blind inserts and tools, drawn arc weld studs and systems, engineered plastic and mechanical fasteners, self-piercing riveting systems, precision nut running systems, micro fasteners, and high-strength structural fasteners. The Infrastructure business consists of the Oil & Gas and Hydraulics product lines. Oil & Gas sells and rents custom pipe handling, joint welding and coating equipment used in the construction of large and small diameter pipelines, and provides pipeline inspection services. Hydraulics sells hydraulic tools, attachments and accessories.

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

The Company utilizes segment profit, which is defined as net sales minus cost of sales and SG&A inclusive of the provision for doubtful accounts (aside from corporate overhead expense), and segment profit as a percentage of net sales to assess the profitability of each segment. Segment profit excludes the corporate overhead expense element of SG&A, other, net (inclusive of intangible asset amortization expense), restructuring charges, interest expense, interest income, income taxes and share of net earnings of equity method investment. Refer to Note O, Restructuring Charges, for the amount of net restructuring charges by segment. Corporate overhead is comprised of world headquarters facility expense, cost for the executive management team and expenses pertaining to certain centralized functions that benefit the entire Company but are not directly attributable to the businesses, such as legal and corporate finance functions. Transactions between segments are not material. Segment assets primarily include cash, accounts receivable, inventory, other current assets, property, plant and equipment, and intangible assets. Net sales and long-lived assets are attributed to the geographic regions based on the geographic locations of the end customer and the Company subsidiary, respectively.

	Year-to-Date
(Millions of Dollars)	2019	2018
NET SALES
Tools & Storage	$2,292.3	$2,215.8
Industrial	555.0	504.2
Security	486.3	489.3
Total	$3,333.6	$3,209.3
SEGMENT PROFIT
Tools & Storage	$265.8	$301.4
Industrial	71.0	80.5
Security	39.5	45.5
Segment profit	376.3	427.4
Corporate overhead	(49.6)	(47.3)
Other, net	(65.4)	(58.0)
Restructuring charges	(8.7)	(22.9)
Interest expense	(74.4)	(63.2)
Interest income	16.6	15.8
Earnings before income taxes and equity interest	$194.8	$251.8

As described in Note A, Significant Accounting Policies, the Company recognizes revenue at a point in time from the sale of tangible products or over time depending on when the performance obligation is satisfied. For the three months ended March 30, 2019 and March 31, 2018, the majority of the Company’s revenue was recognized at the time of sale. The following table provides the percent of total segment revenue recognized over time for the Industrial and Security segments for the three months ended March 30, 2019 and March 31, 2018:

	Year-to-Date
	2019	2018
Industrial	10.5%	10.9%
Security	45.4%	48.3%

The following table is a further disaggregation of the Industrial segment revenue for the three months ended March 30, 2019 and March 31, 2018:

	Year-to-Date
(Millions of Dollars)	2019	2018
Engineered Fastening	$434.3	$411.8
Infrastructure	120.7	92.4
Industrial	$555.0	$504.2

The following table is a summary of total assets by segment as of March 30, 2019 and December 29, 2018:

(Millions of Dollars)	March 30, 2019	December 29, 2018
Tools & Storage	$13,975.3	$13,122.6
Industrial	4,499.8	3,620.5
Security	3,473.0	3,413.6
	21,948.1	20,156.7
Corporate assets	(487.8)	(748.7)
Consolidated	$21,460.3	$19,408.0

Corporate assets primarily consist of cash, deferred taxes and property, plant and equipment. Based on the nature of the Company's cash pooling arrangements, the corporate-related cash accounts will be in a net liability position at times.

GEOGRAPHIC AREAS

The following table is a summary of net sales by geographic area for the three months ended March 30, 2019 and March 31, 2018:

	Year-to-Date
(Millions of Dollars)	2019	2018
United States	$1,891.8	$1,668.9
Canada	143.9	144.2
Other Americas	165.0	185.3
France	153.6	162.8
Other Europe	699.8	755.3
Asia	279.5	292.8
Consolidated	$3,333.6	$3,209.3

R.	CONTINGENCIES

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
On January 25, 2019, IPS Worldwide, LLC ("IPS"), a third-party provider of freight payment processing services for the Company, filed for Chapter 11 bankruptcy protection and listed the Company as an unsecured creditor. As of December 29, 2018, there were outstanding obligations of approximately $50.8 million owed to certain of the Company's freight carriers. Such amounts had previously been remitted to IPS through a third-party financing program for ultimate payment to these freight carriers. However, due to nonperformance of IPS with respect to processing these payments and the Company's obligation to its freight carriers, an incremental $50.8 million charge was recorded in the fourth quarter of 2018. This charge did not include any amounts that the Company will attempt to recover from insurance and/or through the bankruptcy proceedings, which could ultimately reduce the loss exposure recorded.
In the normal course of business, the Company is a party to administrative proceedings and litigation, before federal and state regulatory agencies, relating to environmental remediation with respect to claims involving the discharge of hazardous substances into the environment, generally at current and former manufacturing facilities. In addition, some of these claims assert that the Company is responsible for damages and liability, for remedial investigation and clean-up costs, with respect to sites that have never been owned or operated by the Company, but the Company has been identified as a potentially responsible party ("PRP").
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

The Company’s policy is to accrue environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In the event that no amount in the range of probable loss is considered most likely, the minimum loss in the range is accrued. The amount of liability recorded is based on an evaluation of currently available facts with respect to each individual site and includes such factors as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. The liabilities recorded do not take into account any claims for recoveries from insurance or third parties. As assessments and remediation progress at individual sites, the amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. As of March 30, 2019 and December 29, 2018, the Company had reserves of $246.2 million and $246.6 million, respectively, for remediation activities associated with Company-owned properties, as well as for Superfund sites, for losses that are probable and estimable. Of the 2019 amount, $60.7 million is classified as current and $185.5 million as long-term which is expected to be paid over the estimated remediation period. The range of environmental remediation costs that is reasonably possible is $213.7 million to $345.2 million which is subject to change in the near term. The Company may be liable for environmental remediation of sites it no longer owns. Liabilities have been recorded on those sites in accordance with policy.
As of March 30, 2019, the Company has recorded $12.4 million in other assets related to funding received by the Environmental Protection Agency (“EPA”) and placed in a trust in accordance with the final settlement with the EPA, embodied in a Consent Decree approved by the United States District Court for the Central District of California on July 3, 2013. Per the Consent Decree, Emhart Industries, Inc. (a dissolved and liquidated former indirectly wholly-owned subsidiary of The Black & Decker Corporation) (“Emhart”) has agreed to be responsible for an interim remedy at a site located in Rialto, California and formerly operated by West Coast Loading Corporation (“WCLC”), a defunct company for which Emhart was alleged to be liable as a successor. The remedy will be funded by (i) the amounts received from the EPA as gathered from multiple parties, and, to the extent necessary, (ii) Emhart's affiliate. The interim remedy requires the construction of a water treatment facility and the filtering of ground water at or around the site for a period of approximately 30 years or more. As of March 30, 2019, the Company's net cash obligation associated with remediation activities including WCLC assets is $233.8 million.
The EPA also asserted claims in federal court in Rhode Island against Black & Decker and Emhart related to environmental contamination found at the Centredale Manor Restoration Project Superfund Site ("Centredale"), located in North Providence, Rhode Island. The EPA discovered a variety of contaminants at the site, including but not limited to, dioxins, polychlorinated biphenyls, and pesticides. The EPA alleged that Black & Decker and Emhart are liable for site clean-up costs under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") as successors to the liability of Metro-Atlantic, Inc., a former operator at the site, and demanded reimbursement of the EPA’s costs related to this site. Black & Decker and Emhart contested the EPA's allegation that they are responsible for the contamination, and asserted contribution claims, counterclaims and cross-claims against a number of other PRPs, including the federal government as well as insurance carriers. The EPA released its Record of Decision ("ROD") in September 2012, which identified and described the EPA's selected remedial alternative for the site. Black & Decker and Emhart contested the EPA's selection of the remedial alternative set forth in the ROD on the grounds that the EPA's actions were arbitrary and capricious and otherwise not in accordance with law, and proposed other equally-protective, more cost-effective alternatives. On June 10, 2014, the EPA issued an Administrative Order under Sec. 106 of CERCLA, instructing Black & Decker and Emhart to perform the remediation of Centredale pursuant to the ROD. Black & Decker and Emhart disputed the factual, legal and scientific bases cited by the EPA for such an administrative order and provided the EPA with numerous good-faith bases for their declination to comply with the administrative order. Black & Decker and Emhart then vigorously litigated the issue of their liability for environmental conditions at the Centredale site, including completing trial on Phase 1 of the proceedings in late July 2015 and completing trial on Phase 2 of the proceedings in April 2017. Following the Phase I trial, the Court found that dioxin contamination at the Centredale site was not "divisible" and that Black & Decker and Emhart were jointly and severally liable for dioxin contamination at the site. Following the Phase 2 trial, the Court found that certain components of the EPA's selected remedy were arbitrary and capricious, and remanded the matter to the EPA while retaining jurisdiction over the ongoing remedy selection and implementation process. The Court also held in Phase 2 that Black & Decker and Emhart had sufficient cause for their declination to comply with the EPA's June 10, 2014 administrative order and that no associated civil penalties or fines were warranted. The United States filed a Motion for Reconsideration concerning the Court's Phase 2 rulings and appealed the ruling to the United States Court of Appeals for the First Circuit. Black & Decker and Emhart's Motion to Dismiss the Appeal was denied without prejudice for consideration with the merits. On July 9, 2018, a Consent Decree was lodged with the United States District Court documenting the terms of a settlement between the Company and the United States for reimbursement of EPA's past costs and remediation of environmental contamination found at the Centredale site. The terms of the Consent Decree were subject to public comment and Court approval. After a full hearing on March 19, 2019, the Court approved and entered the Consent Decree on April 8, 2019. The settlement resolves outstanding issues relating to Phase 1 and 2 of the litigation with the United States. Phase 3 of the litigation, which is in its relatively early stages, will address the potential allocation of liability to other PRPs who may have contributed to contamination of the Centredale site with dioxins, polychlorinated biphenyls and other contaminants of concern. Based on the Company's estimated remediation and response cost obligations arising out of the settlement reached with the United States (including the EPA’s past costs as well as costs of additional investigation, remediation, and related costs such as EPA’s oversight costs), the Company has increased its reserve for this site. Accordingly, in the second quarter of 2018, a $77.7 million increase was recorded in Other, net in the consolidated statements of operations. As of March 30, 2019, the Company has reserved $143.0 million for this site.
The Company and approximately 47 other companies comprise the Lower Passaic Cooperating Parties Group (the “CPG”). The CPG members and other companies are parties to a May 2007 Administrative Settlement Agreement and Order on Consent (“AOC”) with the EPA to perform a remedial investigation/feasibility study (“RI/FS”) of the lower seventeen miles of the Lower Passaic River in New Jersey (the “River”). The Company’s potential liability stems from former operations in Newark, New Jersey. As an interim step related to the 2007 AOC, on June 18, 2012, the CPG members voluntarily entered into an AOC with the EPA for remediation actions focused solely at mile 10.9 of the River. The Company’s estimated costs related to the RI/FS and focused remediation action at mile 10.9, based on an interim allocation, are included in its environmental reserves. On April 11, 2014, the EPA issued a Focused Feasibility Study (“FFS”) and proposed plan which addressed various early action remediation alternatives for the lower 8.3 miles of the River. The EPA received public comment on the FFS and proposed plan (including comments from the CPG and other entities asserting that the FFS and proposed plan do not comply with CERCLA) which public comment period ended on August 20, 2014. The CPG submitted to the EPA a draft RI report in February 2015 and draft FS report in April 2015 for the entire lower seventeen miles of the River. On March 4, 2016, the EPA issued a Record of Decision selecting the remedy for the lower 8.3 miles of the River. The cleanup plan adopted by the EPA is now considered a final action for the lower 8.3 miles of the River and will include the removal of 3.5 million cubic yards of sediment, placement of a cap over the entire lower 8.3 miles of the River, and, according to the EPA, will cost approximately $1.4 billion and take 6 years to implement after the remedial design is completed. (The EPA estimates that the remedial design will take four years to complete.) The Company and 105 other parties received a letter dated March 31, 2016 from the EPA notifying such parties of potential liability for the costs of the cleanup of the lower 8.3 miles of the River and a letter dated March 30, 2017 stating that the EPA had offered 20 of the parties (not including the Company) an early cash out settlement. In a letter dated May 17, 2017, the EPA stated that these 20 parties did not discharge any of the eight hazardous substances identified as the contaminants of concern in the lower 8.3 mile ROD. In the March 30, 2017 letter, the EPA stated that other parties who did not discharge dioxins, furans or polychlorinated biphenyls (which are considered the contaminants of concern posing the greatest risk to human health or the environment) may also be eligible for cash out settlement, but expects those parties' allocation to be determined through a complex settlement analysis using a third-party allocator. The EPA subsequently clarified this statement to say that such parties would be eligible to be "funding parties" for the lower 8.3 mile remedial action with each party's share of the costs determined by the EPA based on the allocation process and the remaining parties would be "work parties" for the remedial action. The Company currently is participating in the allocation process that is expected to be completed in late 2020. The Company asserts that it did not discharge dioxins, furans or polychlorinated biphenyls and should be eligible to be a "funding party" for the lower 8.3 mile remedial action. On September 30, 2016, Occidental Chemical Corporation ("OCC") entered into an agreement with the EPA to perform the remedial design for the cleanup plan for the lower 8.3 miles of the River. On June 30, 2018, OCC filed a complaint in the United States District Court for the District of New Jersey against over 100 companies, including the Company, seeking CERCLA cost recovery or contribution for past costs relating to various investigations and cleanups OCC has conducted or is conducting in connection with the River. According to the complaint, OCC has incurred or is incurring costs which include the estimated cost ($165 million) to complete the remedial design for the cleanup plan for the lower 8.3 miles of the River. OCC also seeks a declaratory judgment to hold the defendants liable for their proper shares of future response costs for OCC's ongoing activities in connection with the River. As of November 30, 2018, the Company's joint defense group's motion to dismiss OCC's complaint on various grounds and OCC's opposition brief were filed with the court. A decision on the motion to dismiss is expected in 2019. On October 10, 2018, the EPA issued a letter directing the CPG to prepare a streamlined feasibility study for the upper 9 miles of the River based on an iterative approach using adaptive management strategies. The CPG is working cooperatively with the EPA on the streamlined feasibility study, which is anticipated to be completed in late 2019. At this time, the Company cannot reasonably estimate its liability related to the litigation and remediation efforts, excluding the RI/FS and remediation actions at mile 10.9, as the RI/FS is ongoing, the ultimate remedial approach and associated cost for the upper portion of the River has not yet been determined, and the parties that will participate in funding the remediation and their respective allocations are not yet known.
Per the terms of a Final Order and Judgment approved by the United States District Court for the Middle District of Florida on January 22, 1991, Emhart is responsible for a percentage of remedial costs arising out of the Kerr McGee Chemical Corporation Superfund Site located in Jacksonville, Florida. On March 15, 2017, the Company received formal notification from the EPA that the EPA had issued a ROD selecting the preferred alternative identified in the Proposed Cleanup Plan. The cleanup adopted by the EPA is estimated to cost approximately $68.7 million. As of March 30, 2019, the Company has reserved $27.4 million for this site.

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

S.    COMMITMENTS AND GUARANTEES

COMMITMENTS — The Company has numerous assets, predominantly real estate, vehicles and equipment, under various lease arrangements. At inception of arrangements with vendors, the Company determines whether the contract is or contains a lease based on each party’s rights and obligations under the arrangement. If the lease arrangement also contains non-lease components, the lease and non-lease elements are separately accounted for in accordance with the appropriate accounting guidance for each item. From time to time, lease arrangements allow for, and the Company executes, the purchase of the underlying leased asset at the end of a lease term. The Company routinely exercises lease renewal options or early termination options. As part of its lease liability and right-of-use-asset calculation, consideration is given to the likelihood of exercising any extension or termination options. The present value of the Company’s lease liability was calculated using a weighted-average incremental borrowing rate of 3.75%. The Company determined its incremental borrowing rate based on interest rates from recent debt issuances and taking into consideration adjustments for collateral, lease terms and foreign currency. As of March 30, 2019, the Company recognized a lease liability and right-of-use asset of approximately $495 million. The Company's lease liability increased approximately $47 million as a result of acquiring right-of-use assets from new leases entered into during the three months ended March 30, 2019. The right-of-use asset is included within Other assets in the Condensed Consolidated Balance Sheets, while the lease liability is included within Accrued expenses and Other liabilities, as appropriate. As permitted by ASC 842, leases with expected durations of less than 12 months from inception (i.e. short-term leases) were excluded from the Company’s calculation of its lease liability and right-of-use asset. Furthermore, as permitted by ASC 842, the Company elected to apply the package of practical expedients, which allows companies not to reassess: (a) whether its expired or existing contracts are or contain leases, (b) the lease classification for any expired or existing leases, and (c) initial direct costs for any existing leases.

The Company is a party to leases for one of its major distribution centers and two of its office buildings. The leases qualify as operating leases for accounting purposes and under the terms of the leases, the periodic rental payments vary based on interest rates (i.e. LIBOR) for that period.

The following is a summary of the Company's total lease cost for the three months ended March 30, 2019:

(Millions of Dollars)	Year-to-Date
Operating lease cost	$37.6
Short-term lease cost	6.8
Variable lease cost	2.1
Sublease income	(0.6)
Total lease cost	$45.9

During the three months ended March 30, 2019, the Company paid approximately $38.2 million relating to leases included in the measurement of its lease liability and right-of-use asset. The weighted-average remaining term for the Company's leases is approximately 6 years.

The following is a summary of the Company's future lease obligations on an undiscounted basis at March 30, 2019:

(Millions of Dollars)	Total	2019	2020	2021	2022	2023	Thereafter
Lease obligations	$556.8	$105.5	$115.9	$87.2	$63.5	$45.1	$139.6

GUARANTEES — The Company’s financial guarantees at March 30, 2019 are as follows:

(Millions of Dollars)	Term	Maximum Potential Payment	Carrying Amount of Liability
Guarantees on the residual values of leased assets	One to four years	$98.7	$—
Standby letters of credit	Up to three years	58.0	—
Commercial customer financing arrangements	Up to six years	64.1	7.8
Total		$220.8	$7.8
The Company has guaranteed a portion of the residual values of leased assets relating to the previously discussed leases for one of its major distribution centers and two of its office buildings. The lease guarantees are for an amount up to $98.7 million while the fair value of the underlying assets is estimated at $117.2 million. The related assets would be available to satisfy the guarantee obligations and therefore it is unlikely the Company will incur any future loss associated with these guarantees.

The Company has issued $58.0 million in standby letters of credit that guarantee future payments which may be required under certain insurance programs.

The Company provides various limited and full recourse guarantees to financial institutions that provide financing to U.S. and Canadian Mac Tool distributors and franchisees for their initial purchase of the inventory and trucks necessary to function as a distributor and franchisee. In addition, the Company provides limited and full recourse guarantees to financial institutions that extend credit to certain end retail customers of its U.S. Mac Tool distributors and franchisees. The gross amount guaranteed in these arrangements is $64.1 million and the $7.8 million carrying value of the guarantees issued is recorded in Other liabilities in the Condensed Consolidated Balance Sheets.

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

The changes in the carrying amount of product warranties for the three months ended March 30, 2019 and March 31, 2018 are as follows:

(Millions of Dollars)	2019	2018
Balance beginning of period	$102.1	$108.5
Warranties and guarantees issued	28.1	24.2
Warranty payments and currency	(28.8)	(25.6)
Balance end of period	$101.4	$107.1

T.    DIVESTITURES

In January 2019, the Company entered into an agreement to sell its Sargent & Greenleaf mechanical locks business within the Security segment. The divestiture will allow the Company to invest in other areas of the Security business that fit into its long-term growth strategy. The transaction is expected to close in the second quarter of 2019.

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
Acquisitions and Investment

On March 8, 2019, the Company acquired the International Equipment Solutions Attachments businesses, Paladin and Pengo, ("IES Attachments"), a manufacturer of high quality, performance-driven heavy equipment attachment tools for off-highway applications. The Company expects the acquisition to further diversify the Company's presence in the industrial markets, expand its portfolio of attachment solutions and provide a meaningful platform for continued growth.

On January 2, 2019, the Company acquired a 20 percent interest in MTD Holdings Inc. ("MTD"), a privately held global manufacturer of outdoor power equipment.  MTD manufactures and distributes gas-powered lawn tractors, zero turn mowers, walk behind mowers, snow throwers, trimmers, chain saws, utility vehicles and other outdoor power equipment. Under the terms of the agreement, the Company has the option to acquire the remaining 80 percent of MTD beginning on July 1, 2021 and ending on January 2, 2029. In the event the option is exercised, the companies have agreed to a valuation multiple based on MTD’s 2018 Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), with an equitable sharing arrangement for future EBITDA growth. The investment in MTD increases the Company's presence in the $20 billion global lawn and garden segment and will allow the two companies to work together to pursue revenue and cost opportunities, improve operational efficiency, and introduce new and innovative products for professional and residential outdoor equipment customers, utilizing each company's respective portfolios of strong brands.

On April 2, 2018, the Company acquired the industrial business of Nelson Fastener Systems ("Nelson") from the Doncasters Group, which excluded Nelson's automotive stud welding business. This acquisition, which has been integrated into the Engineered Fastening business, is complementary to the Company's product offerings, enhances its presence in the general industrial end markets, expands its portfolio of highly-engineered fastening solutions, and will deliver cost synergies.

Refer to Note F, Acquisitions and Investments, for further discussion.

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

The Infrastructure business consists of the Oil & Gas and Hydraulics product lines. Oil & Gas sells and rents custom pipe handling, joint welding and coating equipment used in the construction of large and small diameter pipelines, and provides pipeline inspection services. Hydraulics sells hydraulic tools, attachments and accessories.

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
Certain Items Impacting Earnings
Throughout MD&A, the Company has provided a discussion of the outlook and results both inclusive and exclusive of acquisition-related and other charges. The results and measures, including gross profit and segment profit, on a basis excluding these amounts are considered relevant to aid analysis and understanding of the Company’s results and business trends aside from the material impact of these items. These amounts for the first quarters of 2019 and 2018 are as follows:

The Company reported approximately $53 million in pre-tax charges in the first quarter of 2019, which were comprised of the following:

•	$7 million reducing Gross Profit pertaining to facility-related and inventory step-up charges;

•	$23 million in SG&A primarily for integration-related costs and Security business transformation and margin enhancement initiatives;

•	$16 million in Other, net primarily related to deal transaction costs; and

•	$7 million in Restructuring charges pertaining to facility closures and severance.
The tax effect on the above charges was approximately $12 million. In addition, the Company's share of MTD's net earnings included an after-tax charge of approximately $3 million related to an inventory step-up fair value adjustment.
The above acquisition-related and other charges resulted in net after-tax charges of $44 million, or $0.29 per diluted share.
The Company reported approximately $25 million in pre-tax acquisition-related charges in the first quarter of 2018, which were comprised of the following:

•	$2 million reducing Gross Profit primarily for facility-related charges;

•	$16 million in SG&A primarily for integration-related costs;

•	$6 million in Other, net primarily for transaction-related consulting costs; and

•	$1 million in Restructuring charges pertaining to facility closures and severance.
The tax effect on the above charges was approximately $5 million. The Company also recorded a $23 million tax charge related to the Tax Cuts and Jobs Act ("the Act"). The acquisition-related charges and tax charge resulted in net after-tax charges of $43 million, or $0.28 per diluted share.
2019 Outlook
This outlook discussion is intended to provide broad insight into the Company’s near-term earnings and cash flow generation prospects. The Company is raising its 2019 diluted earnings per share outlook to $7.50 to $7.70, from $7.45 to $7.65, and its diluted earnings per share range, excluding charges, to $8.50 to $8.70, from $8.45 to $8.65. The Company is also reiterating its estimate of free cash flow conversion, defined as free cash flow divided by net income, of approximately 85% to 90%. The Company has changed the following assumptions for 2019 from its prior outlook: incremental organic growth and cost control realized in the first quarter more than offset an incremental $20 million headwind from foreign currency; and the IES Attachments acquisition and the Sargent & Greenleaf divestiture that was signed in the first quarter net to a relatively neutral impact on diluted earnings per share.

The difference between the 2019 diluted earnings per share outlook and the diluted earnings per share range, excluding charges, is $1.00, consisting of acquisition-related and other charges. These forecasted charges primarily relate to deal and integration costs, restructuring, Security business transformation and margin enhancement initiatives, and inventory step-up amortization.

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

Net Sales: Net sales were $3.334 billion in the first three months of 2019 compared to $3.209 billion in the first three months of 2018, representing an increase of 4% with strong organic growth of 5%. Acquisitions, primarily Nelson and IES Attachments, increased sales by 3% while foreign currency decreased sales by 4%. Tools & Storage net sales increased 3% compared to the first three months of 2018 due to strong organic growth of 7%, driven by increases of 5% in volume and 2% in price, partially offset by a 4% decrease due to foreign currency. Industrial net sales increased 10% compared to the first three months of 2018 primarily due to acquisition growth of 16% partially offset by decreases of 3% from foreign currency and 3% from lower volumes. Net sales in the Security segment decreased 1% compared to the first three months of 2018 as a 2% increase in small bolt-on commercial electronic security acquisitions and a 1% increase in price were more than offset by a 4% decrease due to foreign currency.

Gross Profit: Gross profit was $1.106 billion, or 33.2% of net sales, in the first three months of 2019 compared to $1.166 billion, or 36.3% of net sales, in the first three months of 2018. Acquisition-related and other charges, which reduced gross profit, were $6.4 million for the three months ended March 30, 2019 and $1.7 million for the three months ended March 31, 2018. Excluding these charges, gross profit was 33.4% of net sales for the three months ended March 30, 2019, compared to 36.4% for the three months ended March 31, 2018, as volume leverage, productivity and price were more than offset by carryover external headwinds from prior year, including commodity inflation, foreign exchange and tariffs.

SG&A Expenses: SG&A, inclusive of the provision for doubtful accounts, was $778.9 million, or 23.4% of net sales, in the first three months of 2019, compared to $785.6 million, or 24.5% of net sales, in the first three months of 2018. Within SG&A, acquisition-related and other charges totaled $23.0 million for the three months ended March 30, 2019 and $16.4 million for the three months ended March 31, 2018. Excluding these charges, SG&A was 22.7% of net sales for the three months ended March 30, 2019, compared to 24.0% for the three months ended March 31, 2018, reflecting tight cost control, including the savings from the cost reduction program in the fourth quarter of 2018.

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

Corporate Overhead: The corporate overhead element of SG&A, which is not allocated to the business segments, amounted to $49.6 million and $47.3 million in the first quarters of 2019 and 2018, respectively, or 1.5% of net sales in each period.

Other, net: Other, net amounted to $65.4 million and $58.0 million in the first three months of 2019 and 2018, respectively. Excluding acquisition-related charges of $16.1 million in the first three months of 2019 and $5.9 million in the first three months of 2018, Other, net totaled $49.3 million and $52.1 million, respectively, during these periods.

Interest, net: Net interest expense was $57.8 million in the first quarter of 2019 compared to $47.4 million in the first quarter of 2018. The year-over-year increase was primarily due to higher interest rates and higher average balances relating to the Company's U.S. commercial paper borrowings due to recent acquisition activity partially offset by higher interest income.

Income Taxes: The Company recognized income tax expense of $24.7 million for the three months ended March 30, 2019, resulting in an effective tax rate of 12.7%. Excluding the impacts of the acquisition-related charges, the effective tax rate was 15.0% for the three months ended March 30, 2019. This effective tax rate differs from the U.S. statutory tax rate primarily due to tax on foreign earnings and the effective settlements of income tax audits.

The Company recognized income tax expense of $81.7 million for the three months ended March 31, 2018, resulting in an effective tax rate of 32.4%. The income tax expense in the first quarter of 2018 included a provisional charge of $23.1 million adjusting the provisional amounts recorded in the fourth quarter of 2017 associated with the Act. The changes to the provisional amounts resulting from the Act increased the effective tax rate by 9.1%. Excluding the impact of the tax and acquisition-related charges, the effective tax rate was 23.0% in the first quarter of 2018. This effective tax rate differed from the U.S. statutory tax rate primarily due to the effect of taxes on foreign earnings and the settlement of certain income tax audits.
Business Segment Results
The Company’s reportable segments are aggregations of businesses that have similar products, services and end markets, among other factors. The Company utilizes segment profit, which is defined as net sales minus cost of sales and SG&A inclusive of the provision for doubtful accounts (aside from corporate overhead expense), and segment profit as a percentage of net sales to assess the profitability of each segment. Segment profit excludes the corporate overhead expense element of

SG&A, other, net (inclusive of intangible asset amortization expense), restructuring charges, interest expense, interest income, income taxes and share of net earnings of equity method investment. Corporate overhead is comprised of world headquarters facility expense, cost for the executive management team and expenses pertaining to certain centralized functions that benefit the entire Company but are not directly attributable to the businesses, such as legal and corporate finance functions. Refer to Note O, Restructuring Charges, for the amount of restructuring charges attributable to each segment.
The Company's operations are classified into three reportable business segments, which also represent its operating segments: Tools & Storage, Industrial and Security.
Tools & Storage:

	Year-to-Date
(Millions of Dollars)	2019	2018
Net sales	$2,292.3	$2,215.8
Segment profit	$265.8	$301.4
% of Net sales	11.6%	13.6%
Tools & Storage net sales increased $76.5 million, or 3%, in the first quarter of 2019 compared to the first quarter of 2018. Sales volume increased 5% and price increased 2%, partially offset by a 4% decrease due to foreign currency. Organic growth was 11% in North America, 3% in Europe and 1% in emerging markets. North America organic growth was driven by the rollout of the Craftsman brand, continued benefits from new product innovation and price realization. Europe delivered above-market growth supported by new product launches and continued successful commercial actions. Emerging markets growth was due to price, new products and e-commerce expansion, which was largely offset by continued market contractions in Argentina and Turkey.
Segment profit for the first quarter of 2019 was $265.8 million, or 11.6% of net sales, compared to $301.4 million, or 13.6% of net sales, in the corresponding 2018 period. Excluding acquisition-related and other charges of $12.6 million and $14.7 million for the three months ended March 30, 2019 and March 31, 2018, respectively, segment profit amounted to 12.1% of net sales in the first three months of 2019 compared to 14.3% of net sales in the first three months of 2018, as the benefits from volume leverage, pricing and cost control were more than offset by the impacts from currency, commodity inflation and tariffs.
Industrial:

	Year-to-Date
(Millions of Dollars)	2019	2018
Net sales	$555.0	$504.2
Segment profit	$71.0	$80.5
% of Net sales	12.8%	16.0%
Industrial net sales increased $50.8 million, or 10%, in the first quarter of 2019 compared to the first quarter of 2018, due to acquisition growth of 16%, primarily related to Nelson and IES Attachments, partially offset by decreases of 3% from foreign currency and 3% from lower volumes. Engineered Fastening organic revenues were down 4% as automotive light vehicle production declines and lower system shipments more than offset continued fastener penetration gains. Infrastructure organic revenues were up 5% primarily due to stronger North American pipeline project activity in Oil & Gas, partially offset by lower volumes in Hydraulics.
Segment profit for the first quarter of 2019 totaled $71.0 million, or 12.8% of net sales, compared to $80.5 million, or 16.0% of net sales, in the corresponding 2018 period. Excluding acquisition-related and other charges of $6.0 million and $2.0 million for the three months ended March 30, 2019 and March 31, 2018, respectively, segment profit amounted to 13.9% of net sales in the first three months of 2019 compared to 16.4% of net sales in the first three months of 2018, as productivity gains and cost control were more than offset by the impact from lower Engineered Fastening automotive systems volume, commodity inflation and the modestly dilutive impact from acquisitions.

Security:

	Year-to-Date
(Millions of Dollars)	2019	2018
Net sales	$486.3	$489.3
Segment profit	$39.5	$45.5
% of Net sales	8.1%	9.3%
Security net sales decreased $3.0 million, or 1%, in the first quarter of 2019 compared to the first quarter of 2018, as increases of 2% from bolt-on commercial electronic security acquisitions and 1% from price were more than offset by a decrease of 4% from foreign currency. North America organic growth was up 2% as higher volumes within automatic doors and healthcare were partially offset by lower installations in commercial electronic security. Europe decreased 1% organically as growth within France was offset by adverse market conditions in Sweden and the U.K.
Segment profit for the first quarter of 2019 was $39.5 million, or 8.1% of net sales, compared to $45.5 million, or 9.3% of net sales, in the corresponding 2018 period. Excluding acquisition-related and other charges of $10.8 million and $1.3 million for the three months ended March 30, 2019 and March 31, 2018, respectively, segment profit amounted to 10.3% of net sales in the first three months of 2019 compared to 9.6% of net sales in the first three months of 2018, as a focus on cost containment was partially offset by commercial investments to support the business transformation in commercial electronic security.

RESTRUCTURING ACTIVITIES
A summary of the restructuring reserve activity from December 29, 2018 to March 30, 2019 is as follows:

(Millions of Dollars)	December 29, 2018	Net Additions	Usage	Currency	March 30, 2019
Severance and related costs	$105.7	$7.2	$(24.3)	$(0.4)	$88.2
Facility closures and asset impairments	3.1	1.5	(1.3)	—	3.3
Total	$108.8	$8.7	$(25.6)	$(0.4)	$91.5
For the three months ended March 30, 2019, the Company recognized net restructuring charges of $8.7 million. This amount reflects $7.2 million of net severance charges associated with the reduction of approximately 259 employees and $1.5 million of facility closure and other restructuring costs.
The Company expects these restructuring actions to result in annual net cost savings of approximately $11 million by the end of 2020, primarily in the Security segment.
The majority of the $91.5 million of reserves remaining as of March 30, 2019 is expected to be utilized within the next 12 months.

Segments: The $9 million of net restructuring charges for the three months ended March 30, 2019 includes: $1 million of net reversals pertaining to the Tools & Storage segment; $5 million of net charges pertaining to the Security segment; $2 million of net charges pertaining to the Industrial segment; and $3 million of net charges pertaining to Corporate.

FINANCIAL CONDITION

Liquidity, Sources and Uses of Capital: The Company’s primary sources of liquidity are cash flows generated from operations and available lines of credit under various credit facilities.

Operating Activities: Cash flows used in operations were $431.3 million in the first quarter of 2019 compared to $349.4 million in the corresponding period of 2018. Cash outflows from working capital (accounts receivable, inventory, accounts payable and deferred revenue) in both periods were primarily driven by inventory purchases in the Tools & Storage segment to support anticipated demand from new product launches, including the Craftsman and other brand transitions, as well as higher accounts receivables as a result of strong organic sales.

Free Cash Flow: Free cash flow, in line with normal seasonality, was an outflow of $520.9 million in the first quarter of 2019 and $455.7 million in the first quarter of 2018. Management considers free cash flow an important indicator of its liquidity, as well as its ability to fund future growth and provide dividends to shareowners. Free cash flow does not include deductions for mandatory debt service, other borrowing activity, discretionary dividends on the Company’s common stock and business acquisitions, among other items.

	Year-to-Date
(Millions of Dollars)	2019	2018
Net cash used in operating activities	$(431.3)	$(349.4)
Less: capital and software expenditures	(89.6)	(106.3)
Free cash flow	$(520.9)	$(455.7)

Based on its potential to generate cash flow from operations on an annual basis and its credit position at March 30, 2019, the Company continues to believe over the long-term it has the financial flexibility to deploy capital to its shareowners’ through a combination of acquisitions, dividends and potential future share repurchases.

Investing Activities: Cash flows used in investing activities totaled $1.007 billion in the first quarter of 2019 primarily due to business acquisitions of $676.2 million and purchases of long-term investments of $245.4 million, which mainly related to the 20 percent investment in MTD Holdings Inc. Cash flows used in investing activities totaled $126.3 million in the first three months of 2018 primarily due to capital and software expenditures of $106.3 million.

Financing Activities: Cash flows provided by financing activities totaled $1.408 billion in the first quarter of 2019 primarily driven by $1.420 billion of net proceeds from short-term borrowings under the Company's commercial paper program due to recent acquisition activity. Cash flows provided by financing activities were $215.9 million in the first quarter of 2018 mainly due to $382.0 million of net proceeds from short-term borrowings under the Company's commercial paper program, partially offset by $94.9 million of cash dividend payments.

Credit Ratings & Liquidity:
The Company maintains strong investment grade credit ratings from the major U.S. rating agencies on its senior unsecured debt (S&P A, Fitch A-, Moody's Baa1), and its commercial paper program (S&P A-1, Fitch F2, Moody's P-2). There have been no changes to any of the ratings during the first quarter of 2019. Failure to maintain strong investment grade rating levels could adversely affect the Company’s cost of funds, liquidity and access to capital markets, but would not have an adverse effect on the Company’s ability to access its existing committed credit facilities.

Cash and cash equivalents totaled $282 million as of March 30, 2019, comprised of $64 million in the U.S. and $218 million in foreign jurisdictions. As of December 29, 2018, cash and cash equivalents totaled $289 million, comprised of $60 million in the U.S. and $229 million in foreign jurisdictions.

As a result of the Act, the Company's tax liability related to the one-time transition tax associated with unremitted foreign earnings and profits totaled $362 million at March 30, 2019. The Act permits a U.S. company to elect to pay the net tax liability interest-free over a period of up to eight years. The Company has considered the implications of paying the required one-time transition tax and believes it will not have a material impact on its liquidity.

In March 2019, the Company issued $500.0 million of senior unsecured notes, maturing on March 1, 2026 ("2026 Term Notes"). The 2026 Term Notes will accrue interest at a fixed rate of 3.40% per annum with interest payable semi-annually in arrears. The 2026 Term Notes rank equally in right of payment with all of the Company's existing and future unsecured and unsubordinated debt. The Company received net cash proceeds of $496.9 million which reflects the notional amount offset by a discount, underwriting expenses, and other fees associated with the transaction. The Company used the net proceeds from the offering for general corporate purposes, including repayment of other borrowings.

In February 2019, the Company redeemed all of the outstanding 2053 Junior Subordinated Debentures for $405.7 million, which represented 100% of the principal amount plus accrued and unpaid interest.

The Company has a $3.0 billion commercial paper program which includes Euro denominated borrowings in addition to U.S. Dollars. As of March 30, 2019, the Company had approximately $1,776.5 million of borrowings outstanding of which $898.1 million in Euro denominated commercial paper was designated as a Net Investment Hedge. As of December 29, 2018, the Company had $373.0 million of borrowings outstanding, of which $228.9 million in Euro denominated commercial paper was designated as a Net Investment Hedge. Refer to Note I, Financial Instruments, for further discussion.

The Company has a five-year $2.0 billion committed credit facility (the “5 Year Credit Agreement”). Borrowings under the 5 Year Credit Agreement may be made in U.S. Dollars, Euros or Pounds Sterling. A sub-limit amount of $653.3 million is designated for swing line advances which may be drawn in Euros pursuant to the terms of the 5 Year Credit Agreement. Borrowings bear interest at a floating rate plus an applicable margin dependent upon the denomination of the borrowing and specific terms of the 5 Year Credit Agreement. The Company must repay all advances under the 5 Year Credit Agreement by the earlier of September 12, 2023 or upon termination. The 5 Year Credit Agreement is designated to be a liquidity back-stop for the Company's $3.0 billion U.S. Dollar and Euro commercial paper program. As of March 30, 2019, and December 29, 2018, the Company had not drawn on its five-year committed credit facility.

The Company has a 364-Day $1.0 billion committed credit facility (the “364 Day Credit Agreement”). Borrowings under the 364 Day Credit Agreement may be made in U.S. Dollars or Euros and bear interest at a floating rate plus an applicable margin dependent upon the denomination of the borrowing and pursuant to the terms of the 364 Day Credit Agreement. The Company must repay all advances under the 364 Day Credit Agreement by the earlier of September 11, 2019 or upon termination. The Company may, however, convert all advances outstanding upon termination, into a term loan that shall be repaid in full no later than the first anniversary of the termination date, provided that the Company, among other things, pays a fee to the administrative agent for the account of each lender. The 364 Day Credit Agreement serves as a liquidity back-stop for the Company’s $3.0 billion U.S. Dollar and Euro commercial paper program. As of March 30, 2019, and December 29, 2018, the Company had not drawn on its 364-Day committed credit facility.

In March 2018, the Company purchased from a financial institution “at-the-money” capped call options with an approximate term of three years, on 3.2 million shares of its common stock (subject to customary anti-dilution adjustments) for an aggregate premium of $57.3 million. As of March 30, 2019, the capped call has a lower strike price of $156.76 and an adjusted upper strike price of $203.79. The purpose of the capped call options is to hedge the risk of stock price appreciation between the lower and upper strike prices of the capped call options for a future share repurchase. Refer to Note J, Equity Arrangements, for further discussion.

In May 2017, the Company issued 7,500,000 Equity Units with a total notional value of $750.0 million ("$750 million Equity Units"). Each unit has a stated amount of $100 and initially consists of a three-year forward stock purchase contract ("2020 Purchase Contracts") for the purchase of a variable number of shares of common stock, on May 15, 2020, for a price of $100, and a 10% beneficial ownership interest in one share of 0% Series C Cumulative Perpetual Convertible Preferred Stock, without par, with a liquidation preference of $1,000 per share ("Series C Preferred Stock"). The Company received approximately $726.0 million in net cash proceeds from the $750 million Equity Units net of offering expenses and underwriting costs and commissions, and issued 750,000 shares of Series C Preferred Stock, recording $750.0 million in preferred stock. The proceeds were used for general corporate purposes, including repayment of short-term borrowings. The Company also used $25.1 million of the proceeds to enter into capped call transactions utilized to hedge potential economic dilution. On and after May 15, 2020, the Series C Preferred Stock may be converted into common stock at the option of the holder. At the election of the Company, upon conversion, the Company may deliver cash, common stock, or a combination thereof. On or after June 22, 2020, the Company may elect to redeem for cash, all or any portion of the outstanding shares of the Series C Preferred Stock at a redemption price equal to 100% of the liquidation preference, plus any accumulated and unpaid dividends. If the Company calls the Series C Preferred Stock for redemption, holders may convert their shares immediately preceding the redemption date. Upon settlement of the 2020 Purchase Contracts, the Company will receive additional cash proceeds of $750.0 million. The Company will pay the holders of the 2020 Purchase Contracts quarterly contract adjustment payments, which commenced in August 2017. As of March 30, 2019, the present value of the Contract Adjustment Payments was $49.0 million.

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

OTHER MATTERS
Critical Accounting Estimates: There have been no significant changes in the Company’s critical accounting estimates during the first quarter of 2019. Refer to the “Other Matters” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Form 10-K for the year ended December 29, 2018 for a discussion of the Company’s critical accounting estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no significant change in the Company’s exposure to market risk during the first quarter of 2019. Refer to the Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Form 10-K for the year ended December 29, 2018 for further discussion.

ITEM 4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of management, including the Company’s President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, the Company has, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined under Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Company’s President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer have concluded that, as of March 30, 2019, the Company’s disclosure controls and procedures are effective. There has been no change in the Company’s internal control over financial reporting that occurred during the first quarter of 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. In March 2019, the Company acquired IES Attachments for approximately $653 million. Management's assessment of, and conclusion on, the effectiveness of internal control over financial reporting excludes the internal controls of IES Attachments. As part of the ongoing integration activities, the Company will complete an assessment of existing controls and incorporate its controls and procedures into IES Attachments.

CAUTIONARY STATEMENT
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

Additional factors that could cause actual results to differ materially from forward-looking statements are set forth in the Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q, including under the heading “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the Consolidated Financial Statements and the related Notes.

Forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date hereof, and forward-looking statements in documents attached that are incorporated by reference speak only as of the date of those documents. The Company does not undertake any obligation to update or release any revisions to any forward-looking statement or to report any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as required by law.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In the normal course of business, the Company is involved in various lawsuits and claims, including product liability, environmental and distributor claims, and administrative proceedings. The Company does not expect that the resolution of these matters will have a materially adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors as disclosed in the Company’s Form 10-K for the year ended December 29, 2018 filed with the Securities and Exchange Commission on February 26, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
The following table provides information about the Company’s purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the three months ended March 30, 2019:

2019	(a) Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of A Publicly Announced Plan Or Program	(b) Maximum Number Of Shares That May Yet Be Purchased Under The Program
December 30 - February 2	663	$121.16	—	11,500,000
February 3 - March 2	60,446	131.19	—	11,500,000
March 3 - March 30	554	128.49	—	11,500,000
Total	61,663	$131.06	—	11,500,000

(a)
The shares of common stock in this column were deemed surrendered to the Company by participants in various benefit plans of the Company to satisfy the participants’ taxes related to vesting or delivery of time-vesting restricted share units under those plans.

(b)
On July 20, 2017, the Board of Directors approved a new repurchase program for up to 15.0 million shares of the Company’s common stock and terminated its previously approved repurchase program.  As of March 30, 2019, the authorized shares available for repurchase under the new repurchase program totaled 11.5 million shares. The currently authorized shares available for repurchase do not include approximately 3.6 million shares reserved and authorized for purchase under the Company’s previously approved repurchase program relating to a forward share purchase contract entered into in March 2015. Refer to Note J, Equity Arrangements, of the Notes to (Unaudited) Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for further discussion.

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

(101)
The following materials from Stanley Black & Decker Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive Income for the three months ended March 30, 2019 and March 31, 2018; (ii) Condensed Consolidated Balance Sheets at March 30, 2019 and December 29, 2018; (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 30, 2019 and March 31, 2018; (iv) Consolidated Statements of Changes in Shareowners' Equity for the three months ended March 30, 2019 and March 31, 2018; and (v) Notes to (Unaudited) Condensed Consolidated Financial Statements**.

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

STANLEY BLACK & DECKER, INC.

Date:	April 26, 2019	By:	/s/ DONALD ALLAN, JR.
Donald Allan, Jr.
Executive Vice President and Chief Financial Officer