Form 10-Q
period 2019-09-28
STANLEY BLACK & DECKER, INC.
filed 2019-10-25
CIK 93556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2019.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
152,011,804 shares of the registrant’s common stock were outstanding as of October 18, 2019.

PART I — FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
THREE AND NINE MONTHS ENDED SEPTEMBER 28, 2019 AND SEPTEMBER 29, 2018
(Unaudited, Millions of Dollars, Except Per Share Amounts)

	Third Quarter		Year-to-Date
	2019	2018	2019	2018
Net Sales	$3,633.1	$3,494.8	$10,728.0	$10,347.7
Costs and Expenses
Cost of sales	$2,393.6	$2,256.4	$7,083.1	$6,656.5
Selling, general and administrative	752.8	792.9	2,289.6	2,373.5
Provision for doubtful accounts	3.3	6.0	27.7	16.8
Other, net	55.0	59.4	182.6	236.7
(Gain) loss on sales of businesses	—	—	(17.2)	0.8
Restructuring charges	74.0	21.8	91.2	58.1
Interest expense	72.4	72.1	219.2	204.3
Interest income	(12.7)	(18.7)	(41.4)	(50.1)
	$3,338.4	$3,189.9	$9,834.8	$9,496.6
Earnings before income taxes and equity interest	294.7	304.9	893.2	851.1
Income taxes	59.2	56.6	135.5	139.3
Net earnings before equity interest	$235.5	$248.3	$757.7	$711.8
Share of net (losses) earnings of equity method investment	(4.4)	—	1.2	—
Net earnings	$231.1	$248.3	$758.9	$711.8
Less: Net gain (loss) attributable to non-controlling interests	0.6	0.5	2.2	(0.2)
Net Earnings Attributable to Common Shareowners	$230.5	$247.8	$756.7	$712.0
Total Comprehensive Income Attributable to Common Shareowners	$99.6	$269.0	$626.1	$549.9
Earnings per share of common stock:
Basic	$1.55	$1.67	$5.11	$4.77
Diluted	$1.53	$1.65	$5.03	$4.68
Dividends per share of common stock	$0.69	$0.66	$2.01	$1.92
Weighted-average shares outstanding (in thousands):
Basic	148,350	147,964	148,111	149,311
Diluted	150,623	150,599	150,299	152,225
See Notes to (Unaudited) Condensed Consolidated Financial Statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 28, 2019 AND DECEMBER 29, 2018
(Unaudited, Millions of Dollars, Except Per Share Amounts)

	September 28, 2019	December 29, 2018
ASSETS
Current Assets
Cash and cash equivalents	$311.7	$288.7
Accounts and notes receivable, net	1,902.6	1,607.8
Inventories, net	2,743.5	2,373.5
Other current assets	370.2	299.4
Total Current Assets	5,328.0	4,569.4
Property, plant and equipment, net	1,911.9	1,915.2
Goodwill	9,160.0	8,956.7
Intangibles, net	3,653.0	3,484.4
Other assets	1,269.6	482.3
Total Assets	$21,322.5	$19,408.0
LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities
Short-term borrowings	$1,454.9	$376.1
Current maturities of long-term debt	3.1	2.5
Accounts payable	2,070.3	2,233.2
Accrued expenses	1,913.6	1,389.8
Total Current Liabilities	5,441.9	4,001.6
Long-term debt	3,908.8	3,819.8
Deferred taxes	729.6	705.3
Post-retirement benefits	544.1	595.4
Other liabilities	2,429.9	2,446.0
Commitments and Contingencies (Notes R and S)
Shareowners’ Equity
Stanley Black & Decker, Inc. Shareowners’ Equity
Preferred stock, without par value: Authorized 10,000,000 shares in 2019 and 2018 Issued and outstanding 750,000 shares in 2019 and 2018	750.0	750.0
Common stock, par value $2.50 per share: Authorized 300,000,000 shares in 2019 and 2018 Issued 176,902,738 shares in 2019 and 2018	442.3	442.3
Retained earnings	6,678.1	6,219.0
Additional paid in capital	4,653.3	4,621.0
Accumulated other comprehensive loss	(1,944.9)	(1,814.3)
ESOP	(2.3)	(10.5)
	10,576.5	10,207.5
Less: cost of common stock in treasury	(2,314.2)	(2,371.3)
Stanley Black & Decker, Inc. Shareowners’ Equity	8,262.3	7,836.2
Non-controlling interests	5.9	3.7
Total Shareowners’ Equity	8,268.2	7,839.9
Total Liabilities and Shareowners’ Equity	$21,322.5	$19,408.0
See Notes to (Unaudited) Condensed Consolidated Financial Statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE AND NINE MONTHS ENDED SEPTEMBER 28, 2019 AND SEPTEMBER 29, 2018
(Unaudited, Millions of Dollars)

	Third Quarter		Year-to-Date
	2019	2018	2019	2018
OPERATING ACTIVITIES
Net earnings	$231.1	$248.3	$758.9	$711.8
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	93.1	85.2	280.8	249.7
Amortization of intangibles	47.8	44.5	139.6	131.3
(Gain) loss on sales of businesses	—	—	(17.2)	0.8
Share of net losses (earnings) of equity method investment	4.4	—	(1.2)	—
Changes in working capital	(278.3)	(287.8)	(859.2)	(1,017.1)
Changes in other assets and liabilities	94.6	101.3	(39.3)	(36.4)
Cash provided by operating activities	192.7	191.5	262.4	40.1
INVESTING ACTIVITIES
Capital and software expenditures	(96.7)	(109.4)	(283.5)	(327.4)
(Payments) proceeds from sales of businesses, net of cash sold	—	(1.1)	76.7	(3.0)
Business acquisitions, net of cash acquired	(6.2)	(15.1)	(682.2)	(521.9)
Purchase of investments	(4.9)	(5.8)	(258.6)	(16.1)
Net investment hedge settlements	11.3	(5.1)	15.2	15.2
Other	(3.9)	2.1	(7.5)	5.0
Cash used in investing activities	(100.4)	(134.4)	(1,139.9)	(848.2)
FINANCING ACTIVITIES
Payment on long-term debt	—	—	(400.0)	—
Proceeds from debt issuance, net of fees	—	—	496.2	—
Stock purchase contract fees	(10.1)	(10.1)	(30.3)	(30.3)
Net short-term borrowings	28.6	309.5	1,117.9	1,445.1
Premium paid on equity option	—	—	—	(57.3)
Proceeds from issuances of common stock	21.5	10.2	46.1	32.8
Purchases of common stock for treasury	(2.7)	(301.8)	(11.9)	(514.5)
Cash dividends on common stock	(102.3)	(97.4)	(297.6)	(286.5)
Other	(2.4)	(8.0)	(9.5)	(13.5)
Cash (used in) provided by financing activities	(67.4)	(97.6)	910.9	575.8
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(25.4)	5.8	(20.4)	(54.1)
Change in cash, cash equivalents and restricted cash	(0.5)	(34.7)	13.0	(286.4)
Cash, cash equivalents and restricted cash, beginning of period	324.9	403.4	311.4	655.1
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$324.4	$368.7	$324.4	$368.7
The following table provides a reconciliation of the cash, cash equivalents and restricted cash balances as of September 28, 2019 and December 29, 2018, as shown above:

	September 28, 2019	December 29, 2018
Cash and cash equivalents	$311.7	$288.7
Restricted cash included in Other current assets	12.7	22.7
Cash, cash equivalents and restricted cash	$324.4	$311.4
See Notes to (Unaudited) Condensed Consolidated Financial Statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY
THREE AND NINE MONTHS ENDED SEPTEMBER 28, 2019
(Unaudited, Millions of Dollars, Except Per Share Amounts)

	Preferred Stock	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	ESOP	Treasury Stock	Non- Controlling Interests	Shareowners’ Equity
Balance December 29, 2018	$750.0	$442.3	$4,621.0	$6,219.0	$(1,814.3)	$(10.5)	$(2,371.3)	$3.7	$7,839.9
Net earnings	—	—	—	169.9	—	—	—	0.5	170.4
Other comprehensive income	—	—	—	—	1.0	—	—	—	1.0
Cash dividends declared — $0.66 per share	—	—	—	(97.6)	—	—	—	—	(97.6)
Issuance of common stock (284,438)	—	—	(15.2)	—	—	—	25.4	—	10.2
Repurchase of common stock (61,663 shares)	—	—	—	—	—	—	(8.1)	—	(8.1)
Stock-based compensation related	—	—	16.7	—	—	—	—	—	16.7
ESOP	—	—	—	—	—	4.2	—	—	4.2
Balance March 30, 2019	$750.0	$442.3	$4,622.5	$6,291.3	$(1,813.3)	$(6.3)	$(2,354.0)	$4.2	$7,936.7
Net earnings	—	—	—	356.3	—	—	—	1.1	357.4
Other comprehensive loss	—	—	—	—	(0.7)	—	—	—	(0.7)
Cash dividends declared — $0.66 per share	—	—	—	(97.7)	—	—	—	—	(97.7)
Issuance of common stock (191,538)	—	—	(2.8)	—	—	—	17.2	—	14.4
Repurchase of common stock (7,461 shares)	—	—	—	—	—	—	(1.1)	—	(1.1)
Stock-based compensation related	—	—	21.4	—	—	—	—	—	21.4
ESOP	—	—	—	—	—	2.9	—	—	2.9
Balance June 29, 2019	$750.0	$442.3	$4,641.1	$6,549.9	$(1,814.0)	$(3.4)	$(2,337.9)	$5.3	$8,233.3
Net earnings	—	—	—	230.5	—	—	—	0.6	231.1
Other comprehensive loss	—	—	—	—	(130.9)	—	—	—	(130.9)
Cash dividends declared — $0.69 per share	—	—	—	(102.3)	—	—	—	—	(102.3)
Issuance of common stock (295,328)	—	—	(4.9)	—	—	—	26.4	—	21.5
Repurchase of common stock (18,315 shares)	—	—	—	—	—	—	(2.7)	—	(2.7)
Stock-based compensation related	—	—	17.1	—	—	—	—	—	17.1
ESOP	—	—	—	—	—	1.1	—	—	1.1
Balance September 28, 2019	$750.0	$442.3	$4,653.3	$6,678.1	$(1,944.9)	$(2.3)	$(2,314.2)	$5.9	$8,268.2

See Notes to (Unaudited) Condensed Consolidated Financial Statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY
THREE AND NINE MONTHS ENDED SEPTEMBER 29, 2018
(Unaudited, Millions of Dollars, Except Per Share Amounts)

	Preferred Stock	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	ESOP	Treasury Stock	Non- Controlling Interests	Shareowners’ Equity
Balance December 30, 2017	$750.0	$442.3	$4,643.2	$5,998.7	$(1,589.1)	$(18.8)	$(1,924.1)	$2.8	$8,305.0
Net earnings	—	—	—	170.6	—	—	—	(0.5)	170.1
Other comprehensive income	—	—	—	—	95.8	—	—	—	95.8
Cash dividends declared — $0.63 per share	—	—	—	(94.8)	—	—	—	—	(94.8)
Issuance of common stock (325,214)	—	—	(13.0)	—	—	—	26.1	—	13.1
Repurchase of common stock (69,880 shares)	—	—	—	—	—	—	(11.4)	—	(11.4)
Premium paid on equity option	—	—	(57.3)	—	—	—	—	—	(57.3)
Non-controlling interest dissolution	—	—	—	—	—	—	—	0.3	0.3
Stock-based compensation related	—	—	17.7	—	—	—	—	—	17.7
ESOP	—	—	—	—	—	3.3	—	—	3.3
Balance March 31, 2018	$750.0	$442.3	$4,590.6	$6,074.5	$(1,493.3)	$(15.5)	$(1,909.4)	$2.6	$8,441.8
Net earnings	—	—	—	293.6	—	—	—	(0.2)	293.4
Other comprehensive loss	—	—	—	—	(279.1)	—	—	—	(279.1)
Cash dividends declared — $0.63 per share	—	—	—	(94.2)	—	—	—	—	(94.2)
Issuance of common stock (123,154)	—	—	(0.8)	—	—	—	10.3	—	9.5
Repurchase of common stock (1,408,563 shares)	—	—	—	—	—	—	(201.3)	—	(201.3)
Stock-based compensation related	—	—	16.6	—	—	—	—	—	16.6
ESOP	—	—	—	—	—	1.1	—	—	1.1
Balance June 30, 2018	$750.0	$442.3	$4,606.4	$6,273.9	$(1,772.4)	$(14.4)	$(2,100.4)	$2.4	$8,187.8
Net earnings	—	—	—	247.8	—	—	—	0.5	248.3
Other comprehensive income	—	—	—	—	21.2	—	—	—	21.2
Cash dividends declared — $0.66 per share	—	—	—	(97.4)	—	—	—	—	(97.4)
Issuance of common stock (147,408)	—	—	(2.5)	—	—	—	12.7	—	10.2
Repurchase of common stock (2,100,677 shares)	—	—	—	—	—	—	(301.8)	—	(301.8)
Stock-based compensation related	—	—	15.7	—	—	—	—	—	15.7
ESOP	—	—	—	—	—	1.1	—	—	1.1
Balance September 29, 2018	$750.0	$442.3	$4,619.6	$6,424.3	$(1,751.2)	$(13.3)	$(2,389.5)	$2.9	$8,085.1

See Notes to (Unaudited) Condensed Consolidated Financial Statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 28, 2019

A.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (hereinafter referred to as “generally accepted accounting principles”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations for the interim periods have been included and are of a normal, recurring nature. Operating results for the three and nine months ended September 28, 2019 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes included in Stanley Black & Decker, Inc.’s (the “Company”) Form 10-K for the year ended December 29, 2018, and subsequent related filings with the Securities and Exchange Commission ("SEC").

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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("new lease standard"). The objective of the new lease standard is to increase transparency and comparability among organizations by requiring recognition of all lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In March 2019, the FASB issued ASU 2019-01, Codification Improvements, Leases (Topic 842), and in July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, and ASU 2018-11, Targeted Improvements, Leases (Topic 842). In December 2018, the FASB issued ASU 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors. These ASUs provided clarification on how to apply certain aspects of the new lease standard and allowed entities to initially apply the standards from the adoption date. The Company adopted these standards in the first quarter of 2019 utilizing the new transition method to apply the standards from the adoption date. The Company recorded lease liabilities and a right-of-use asset in its consolidated balance sheet upon adoption. The standards did not impact the Company's consolidated statements of operations or retained earnings. Refer to Note D, Accounts and Notes Receivable, and Note S, Commitments and Guarantees, for further discussion.

RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED — In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for

Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. The standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the new guidance to have a material impact on its consolidated financial statements.
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
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820). The standard modifies disclosure requirements of fair value measurements. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the new guidance to have a material impact on its consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350). The new standard simplifies the subsequent measurement of goodwill by eliminating the second step of the goodwill impairment test. This ASU will be applied prospectively and is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company will adopt this standard in the first quarter of 2020.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326). The new standard amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements. The Company currently believes the main impact of the new standard will relate to the Company's assessment of its allowance for doubtful accounts on trade account receivables and long-term receivables.

C.	EARNINGS PER SHARE
The following table reconciles net earnings attributable to common shareowners and the weighted-average shares outstanding used to calculate basic and diluted earnings per share for the three and nine months ended September 28, 2019 and September 29, 2018:

	Third Quarter		Year-to-Date
	2019	2018	2019	2018
Numerator (in millions):
Net Earnings Attributable to Common Shareowners	$230.5	$247.8	$756.7	$712.0

Denominator (in thousands):
Basic weighted-average shares outstanding	148,350	147,964	148,111	149,311
Dilutive effect of stock contracts and awards	2,273	2,635	2,188	2,914
Diluted weighted-average shares outstanding	150,623	150,599	150,299	152,225
Earnings per share of common stock:
Basic	$1.55	$1.67	$5.11	$4.77
Diluted	$1.53	$1.65	$5.03	$4.68

The following weighted-average stock options were not included in the computation of weighted-average diluted shares outstanding because the effect would be anti-dilutive (in thousands):

	Third Quarter		Year-to-Date
	2019	2018	2019	2018
Number of stock options	2,217	1,139	2,273	1,155

As described in detail in Note J, Equity Arrangements, the Company issued 7,500,000 Equity Units in May 2017 with a total notional value of $750.0 million. Each unit initially consists of 750,000 shares of convertible preferred stock and forward stock purchase contracts. On and after May 15, 2020, the convertible preferred stock may be converted into common stock at the option of the holder. At the election of the Company, upon conversion, the Company may deliver cash, common stock, or a combination thereof. The conversion rate was initially 6.1627 shares of common stock per one share of convertible preferred stock, which was equivalent to an initial conversion price of approximately $162.27 per share of common stock. As of September 28, 2019, due to the customary anti-dilution provisions, the conversion rate was 6.1911, equivalent to a conversion price of approximately $161.52 per share of common stock. The convertible preferred stock is excluded from the denominator of the diluted earnings per share calculation on the basis that the convertible preferred stock will be settled in cash except to the extent that the conversion value of the convertible preferred stock exceeds its liquidation preference. Therefore, before any redemption or conversion, the common shares that would be required to settle the applicable conversion value in excess of the liquidation preference, if the Company elects to settle such excess in common shares, are included in the denominator of diluted earnings per share in periods in which they are dilutive. The shares related to the convertible preferred stock were anti-dilutive during 2019 and most of 2018.

D.    ACCOUNTS AND NOTES RECEIVABLE

(Millions of Dollars)	September 28, 2019	December 29, 2018
Trade accounts receivable	$1,724.7	$1,437.1
Trade notes receivable	136.2	150.0
Other accounts receivable	161.8	122.7
Gross accounts and notes receivable	$2,022.7	$1,709.8
Allowance for doubtful accounts	(120.1)	(102.0)
Accounts and notes receivable, net	$1,902.6	$1,607.8
Long-term receivables, net	$142.3	$153.7

Trade receivables are dispersed among a large number of retailers, distributors and industrial accounts in many countries. Adequate reserves have been established to cover anticipated credit losses. Long-term receivables, net of $142.3 million and $153.7 million at September 28, 2019 and December 29, 2018, respectively, are reported within Other assets in the Condensed Consolidated Balance Sheets. The Company's financing receivables are predominantly related to certain security equipment sales-type leases with commercial businesses. As of September 28, 2019, the current portion of finance receivables within Trade notes receivable approximated $76.4 million. Generally, the Company retains legal title to any equipment under lease and holds the right to repossess such equipment in an event of default. All financing receivables are interest-bearing and the Company has not classified any financing receivables as held-for-sale. Interest income earned from financing receivables that are not delinquent is recorded on the effective interest method.

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

The following is a summary of the expected timing of receipt of payments from customers on an undiscounted basis as of September 28, 2019 relating to the Company’s lease receivables:

(Millions of Dollars)	Total	Within 1 Year	2 Years	3 Years	4 Years	5 Years	Thereafter
Finance receivables	$204.4	$76.4	$59.6	$38.5	$19.3	$9.1	$1.5
Operating leases	$61.2	$59.3	$1.4	$0.4	$0.1	$—	$—

The following is a summary of lease revenue and sales-type lease profit for the three and nine months ended September 28, 2019:

(Millions of Dollars)	Third Quarter 2019	Year-to-Date 2019
Sales-type lease revenue	$20.8	$62.3
Lease interest revenue	2.7	9.2
Operating lease revenue	42.3	116.2
Total lease revenue	$65.8	$187.7
Sales-type lease profit	$8.2	$24.7

In October 2018, the Company entered into a new accounts receivable sale program. According to the terms, the Company sells certain of its trade accounts receivables at fair value to a wholly owned, consolidated, bankruptcy-remote special purpose subsidiary (“BRS"). The BRS, in turn, can sell such receivables to a third-party financial institution (“Purchaser”) for cash. The Purchaser’s maximum cash investment in the receivables at any time is $110.0 million. The purpose of the program is to provide liquidity to the Company. These transfers qualify as sales under ASC 860, Transfers and Servicing, and receivables are derecognized from the Company’s consolidated balance sheet when the BRS sells those receivables to the Purchaser. The Company has no retained interests in the transferred receivables, other than collection and administrative responsibilities. At September 28, 2019, the Company did not record a servicing asset or liability related to its retained responsibility based on its assessment of the servicing fee, market values for similar transactions and its cost of servicing the receivables sold.

At September 28, 2019 and December 29, 2018, approximately $73.1 million and $100.1 million of net receivables were derecognized, respectively. For the three and nine months ended September 28, 2019, proceeds from transfers of receivables to the Purchaser totaled $107.2 million and $329.7 million, respectively, and payments to the Purchaser totaled $113.1 million and $356.7 million, respectively. Gross receivables sold to the BRS amounted to $418.8 million ($296.3 million, net) and $1,278.9 million ($956.6 million, net) for the three and nine months ended September 28, 2019, respectively. The program resulted in a pre-tax loss of $0.8 million and $2.8 million for the three and nine months ended September 28, 2019, respectively, which included service fees of $0.2 million and $0.7 million, respectively. All cash flows under the program are reported as a component of changes in working capital within operating activities in the Condensed Consolidated Statements of Cash Flows since all the cash from the Purchaser is received upon the initial sale of the receivable.

As of September 28, 2019 and December 29, 2018, the Company's deferred revenue totaled $211.7 million and $202.0 million, respectively, of which $104.1 million and $98.6 million, respectively, was classified as current. Revenue recognized for the nine months ended September 28, 2019 and September 29, 2018 that was previously deferred as of December 29, 2018 and December 30, 2017 totaled $81.2 million and $76.5 million, respectively.

As of September 28, 2019, approximately $1.158 billion of revenue from long-term contracts primarily in the Security segment was unearned related to customer contracts which were not completely fulfilled and will be recognized on a decelerating basis over the next 5 years. This amount excludes any of the Company's contracts with an original expected duration of one year or less.

E.	INVENTORIES
The components of Inventories, net at September 28, 2019 and December 29, 2018 are as follows:

(Millions of Dollars)	September 28, 2019	December 29, 2018
Finished products	$1,990.2	$1,707.4
Work in process	165.4	150.8
Raw materials	587.9	515.3
Total	$2,743.5	$2,373.5

As part of the IES Attachments acquisition in the first quarter of 2019, the Company acquired net inventory with an estimated fair value of $74.5 million. Refer to Note F, Acquisitions and Investments, for further discussion of the IES Attachments acquisition.

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

2019 ACQUISITIONS

IES Attachments

On March 8, 2019, the Company acquired IES Attachments for $653.5 million, net of cash acquired. IES Attachments is a manufacturer of high quality, performance-driven heavy equipment attachment tools for off-highway applications. The acquisition further diversifies the Company's presence in the industrial markets, expands its portfolio of attachment solutions and provides a meaningful platform for continued growth. The results of IES Attachments subsequent to the date of acquisition are included in the Company's Industrial segment.

The IES Attachments acquisition is being accounted for as a business combination using the acquisition method of accounting, which requires, among other things, certain assets acquired and liabilities assumed to be recognized at their fair values as of the acquisition date. The estimated acquisition date value of identifiable net assets acquired, which includes $81.0 million of working capital, $87.1 million of deferred tax liabilities, and $328.0 million of intangible assets, is $341.3 million. The related goodwill is $312.2 million. The amount allocated to intangible assets includes $304.0 million for customer relationships. The weighted-average useful life assigned to the intangible assets is 14 years.
Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the expected cost synergies of the combined business, assembled workforce, and the going concern nature of IES Attachments. It is estimated that $2.4 million of goodwill, relating to the pre-acquisition historical tax basis of goodwill, will be deductible for tax purposes.
The acquisition accounting for IES Attachments is preliminary in certain respects. During the measurement period, the Company expects to record adjustments relating to the finalization of intangible assets valuations, property, plant and equipment valuations, working capital accounts, various opening balance sheet contingencies, and various income tax matters, amongst others.
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
Other 2019 Acquisitions
During 2019, the Company completed four smaller acquisitions for $35.2 million, net of cash acquired. The estimated acquisition date value of the identifiable net assets acquired, which includes $6.1 million of working capital and $5.9 million of customer relationships, is $17.0 million. The related goodwill is $18.2 million. The useful life assigned to the customer relationships is 10 years. The results of these acquisitions subsequent to the dates of acquisition are included in the Company's Industrial and Security segments.
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
2018 ACQUISITIONS

Nelson Fasteners Systems
On April 2, 2018, the Company acquired Nelson for $424.2 million, net of cash acquired. Nelson is complementary to the Company's product offerings, enhances its presence in the general industrial end markets, and expands its portfolio of highly-engineered fastening solutions. The results of Nelson are included in the Industrial segment.
The Nelson acquisition was accounted for as a business combination using the acquisition method of accounting. The acquisition date value of identifiable net assets acquired, which included $64.2 million of working capital and $167.0 million of intangible assets, was $211.8 million. The related goodwill was $216.9 million. The amount allocated to intangible assets included $149.0 million for customer relationships. The useful lives assigned to the intangible assets ranged from 12 to 15 years.
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
Other 2018 Acquisitions
During 2018, the Company completed six smaller acquisitions for a total purchase price of $104.5 million, net of cash acquired. The estimated acquisition date value of the identifiable net assets acquired, which includes $13.4 million of working capital and $35.5 million of intangible assets, is $38.1 million. The related goodwill is $66.4 million. The amount allocated to intangible assets includes $32.0 million for customer relationships. The useful lives assigned to intangible assets range from 10 to 14 years.
The acquisition accounting for these acquisitions is substantially complete with the exception of certain minor items and will be completed within the measurement period. These adjustments are not expected to have a material impact on the Company’s consolidated financial statements.

ACTUAL AND PRO-FORMA IMPACT OF THE ACQUISTIONS

Actual Impact from Acquisitions

The net sales and net earnings (loss) from 2019 acquisitions included in the Company's Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 28, 2019 are shown in the table below. The net earnings (loss) includes amortization relating to intangible assets recorded upon acquisition, inventory step-up charges, transaction costs, and other integration-related costs.

(Millions of Dollars)	Third Quarter 2019	Year-to-Date 2019
Net sales	$89.2	$218.4
Net earnings (loss) attributable to common shareowners	$2.5	$(5.5)
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

	Third Quarter		Year-to-Date
(Millions of Dollars, except per share amounts)	2019	2018	2019	2018
Net sales	$3,633.8	$3,589.8	$10,807.3	$10,715.7
Net earnings attributable to common shareowners	$232.6	$254.5	$778.2	$724.7
Diluted earnings per share	$1.54	$1.69	$5.18	$4.76

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

2018 Pro-forma Results

The 2018 pro-forma results were calculated by combining the results of Stanley Black & Decker with the stand-alone results of the 2018 and 2019 acquisitions for their respective pre-acquisition periods. Accordingly the following adjustments were made:

•
Elimination of the historical pre-acquisition intangible asset amortization expense and the addition of intangible asset amortization expense related to intangibles valued as part of the acquisition accounting that would have been incurred from December 31, 2017 to the acquisition dates for the 2018 acquisitions and from December 31, 2017 to September 29, 2018 for the 2019 acquisitions.

•
Depreciation expense for the property, plant, and equipment fair value adjustments that would have been incurred from December 31, 2017 to the acquisition date of Nelson and from December 31, 2017 to September 29, 2018 for IES Attachments.

•
Additional expense for acquisition-related costs and inventory step-up charges relating to the 2019 acquisitions, as such expenses would have been incurred from December 31, 2017 to September 29, 2018.

•
Because the 2018 acquisitions were assumed to occur on January 1, 2017, there were no acquisition-related costs or inventory step-up charges factored into the 2018 pro-forma period, as such expenses would have occurred in the first year following the assumed acquisition date.

G.    GOODWILL
Changes in the carrying amount of goodwill by segment are as follows:

(Millions of Dollars)	Tools & Storage	Industrial	Security	Total
Balance December 29, 2018	$5,154.3	$1,679.7	$2,122.7	$8,956.7
Acquisition adjustments	(1.3)	323.8	4.7	327.2
Foreign currency translation and other	(41.8)	(2.9)	(79.2)	(123.9)
Balance September 28, 2019	$5,111.2	$2,000.6	$2,048.2	$9,160.0

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

H.    LONG-TERM DEBT AND FINANCING ARRANGEMENTS

Long-term debt and financing arrangements at September 28, 2019 and December 29, 2018 are as follows:

		September 28, 2019						December 29, 2018
(Millions of Dollars)	Interest Rate	Original Notional	Unamortized Discount	Unamortized Gain/(Loss) Terminated Swaps [1]	Purchase Accounting FV Adjustment	Deferred Financing Fees	Carrying Value	Carrying Value [2]
Notes payable due 2021	3.40%	$400.0	$(0.1)	$7.6	$—	$(0.7)	$406.8	$409.1
Notes payable due 2022	2.90%	754.3	(0.2)	—	—	(1.9)	752.2	751.6
Notes payable due 2026	3.40%	500.0	(0.7)	—	—	(3.0)	496.3	—
Notes payable due 2028	7.05%	150.0	—	9.6	9.2	—	168.8	170.4
Notes payable due 2028	4.25%	500.0	(0.4)	—	—	(4.0)	495.6	495.7
Notes payable due 2040	5.20%	400.0	(0.2)	(30.8)	—	(2.9)	366.1	364.9
Notes payable due 2048	4.85%	500.0	(0.5)	—	—	(5.4)	494.1	494.4
Notes payable due 2052 (junior subordinated)	5.75%	750.0	—	—	—	(18.0)	732.0	731.6
Notes payable due 2053 (junior subordinated)	7.08%	—	—	—	—	—	—	396.7
Other, payable in varying amounts through 2022	0.00% - 4.50%	—	—	—	—	—	—	7.9
Total long-term debt, including current maturities		$3,954.3	$(2.1)	$(13.6)	$9.2	$(35.9)	$3,911.9	$3,822.3
Less: Current maturities of long-term debt							(3.1)	(2.5)
Long-term debt							$3,908.8	$3,819.8

1Unamortized gain/(loss) associated with interest rate swaps are more fully discussed in Note I, Financial Instruments.
2Finance lease balances as of December 29, 2018 have been reclassified to lease liabilities in accordance with the adoption of the new lease standard in the first quarter of 2019. Refer to Note B, New Accounting Standards.

In March 2019, the Company issued $500.0 million of senior unsecured notes, maturing on March 1, 2026 ("2026 Term Notes"). The 2026 Term Notes accrue interest at a fixed rate of 3.40% per annum with interest payable semi-annually in arrears. The 2026 Term Notes rank equally in right of payment with all of the Company's existing and future unsecured and unsubordinated debt. The Company received net cash proceeds of $496.2 million which reflects the notional amount offset by a discount, underwriting expenses, and other fees associated with the transaction. The Company used the net proceeds from the offering for general corporate purposes, including repayment of other borrowings.

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

The Company has a $3.0 billion commercial paper program which includes Euro denominated borrowings in addition to U.S. Dollars. As of September 28, 2019, the Company had $1,448.0 million of borrowings outstanding, of which approximately $874.3 million in Euro denominated commercial paper was designated as a Net Investment Hedge. As of December 29, 2018, the Company had $373.0 million of borrowings outstanding, of which approximately $228.9 million in Euro denominated commercial paper was designated as a Net Investment Hedge. Refer to Note I, Financial Instruments, for further discussion.

The Company has a five-year $2.0 billion committed credit facility (the “5 Year Credit Agreement”). Borrowings under the 5 Year Credit Agreement may be made in U.S. Dollars, Euros or Pounds Sterling. A sub-limit amount of $653.3 million is designated for swing line advances which may be drawn in Euros pursuant to the terms of the 5 Year Credit Agreement. Borrowings bear interest at a floating rate plus an applicable margin dependent upon the denomination of the borrowing and specific terms of the 5 Year Credit Agreement. The Company must repay all advances under the 5 Year Credit Agreement by the earlier of September 12, 2023 or upon termination. The 5 Year Credit Agreement is designated to be a liquidity back-stop for the Company's $3.0 billion U.S. Dollar and Euro commercial paper program. As of September 28, 2019, and December 29, 2018, the Company had not drawn on its five-year committed credit facility.

In September 2019, the Company terminated its 364-Day $1.0 billion committed credit facility and concurrently executed a new 364-Day $1.0 billion committed credit facility (the "364-Day Credit Agreement"). Borrowings under the 364-Day Credit Agreement may be made in U.S. Dollars or Euros and bear interest at a floating rate plus an applicable margin dependent upon the denomination of the borrowing and pursuant to the terms of the 364-Day Credit Agreement. The Company must repay all advances under the 364-Day Credit Agreement by the earlier of September 9, 2020 or upon termination. The Company may, however, convert all advances outstanding upon termination into a term loan that shall be repaid in full no later than the first anniversary of the termination date provided that the Company, among other things, pays a fee to the administrative agent for the account of each lender. The 364-Day Credit Agreement serves as a liquidity back-stop for the Company’s $3.0 billion U.S. Dollar and Euro commercial paper program. As of September 28, 2019, and December 29, 2018, the Company had not drawn on its 364-Day committed credit facility.

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

A summary of the fair values of the Company’s derivatives recorded in the Condensed Consolidated Balance Sheets at September 28, 2019 and December 29, 2018 is as follows:

(Millions of Dollars)	Balance Sheet Classification	September 28, 2019	December 29, 2018	Balance Sheet Classification	September 28, 2019	December 29, 2018
Derivatives designated as hedging instruments:
Interest Rate Contracts Cash Flow	LT other assets	$—	$—	LT other liabilities	$59.7	$—
Foreign Exchange Contracts Cash Flow	Other current assets	19.5	18.1	Accrued expenses	2.7	0.6
	LT other assets	0.1	—	LT other liabilities	—	—
Net Investment Hedge	Other current assets	58.2	5.7	Accrued expenses	12.2	1.5
	LT other assets	—	—	LT other liabilities	12.8	13.8
Non-derivative designated as hedging instrument:
Net Investment Hedge		—	—	Short-term borrowings	874.3	228.9
Total designated as hedging		$77.8	$23.8		$961.7	$244.8
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other current assets	$6.2	$9.1	Accrued expenses	$11.2	$5.4
Total		$84.0	$32.9		$972.9	$250.2

The counterparties to all of the above mentioned financial instruments are major international financial institutions. The Company is exposed to credit risk for net exchanges under these agreements, but not for the notional amounts. The credit risk is limited to the asset amounts noted above. The Company limits its exposure and concentration of risk by contracting with diverse financial institutions and does not anticipate non-performance by any of its counterparties. Further, as more fully discussed in Note M, Fair Value Measurements, the Company considers non-performance risk of its counterparties at each reporting period and adjusts the carrying value of these assets accordingly. The risk of default is considered remote. As of September 28, 2019 and December 29, 2018, there were no assets that had been posted as collateral related to the above mentioned financial instruments.

During the nine months ended September 28, 2019 and September 29, 2018, cash flows related to derivatives, including those that are separately discussed below, resulted in net cash received of $62.3 million and $16.6 million, respectively.

CASH FLOW HEDGES
There were after-tax mark-to-market losses of $54.5 million and $26.8 million as of September 28, 2019 and December 29, 2018, respectively, reported for cash flow hedge effectiveness in Accumulated other comprehensive loss. An after-tax gain of $5.1 million is expected to be reclassified to earnings as the hedged transactions occur or as amounts are amortized within the next twelve months. The ultimate amount recognized will vary based on fluctuations of the hedged currencies and interest rates through the maturity dates.

The tables below detail pre-tax amounts of derivatives designated as cash flow hedges in Accumulated other comprehensive loss during the periods in which the underlying hedged transactions affected earnings for the three and nine months ended September 28, 2019 and September 29, 2018:

	Third Quarter 2019
(Millions of dollars)	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Recognized in Income on Amounts Excluded from Effectiveness Testing
Interest Rate Contracts	$(31.3)	Interest expense	$(4.1)	$—
Foreign Exchange Contracts	$16.6	Cost of sales	$5.8	$—

	Year-to-Date 2019
(Millions of Dollars)	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Recognized in Income on Amounts Excluded from Effectiveness Testing
Interest Rate Contracts	$(59.7)	Interest expense	$(12.2)	$—
Foreign Exchange Contracts	$21.1	Cost of sales	$8.3	$—

	Third Quarter 2018
(Millions of dollars)	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Recognized in Income on Amounts Excluded from Effectiveness Testing
Interest Rate Contracts	$10.4	Interest expense	$(3.7)	$—
Foreign Exchange Contracts	$(2.0)	Cost of sales	$(4.6)	$—

	Year-to-Date 2018
(Millions of Dollars)	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Recognized in Income on Amounts Excluded from Effectiveness Testing
Interest Rate Contracts	$32.2	Interest expense	$(11.3)	$—
Foreign Exchange Contracts	$21.0	Cost of sales	$(16.6)	$—

A summary of the pre-tax effect of cash flow hedge accounting on the Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 28, 2019 and September 29, 2018 is as follows:

	Third Quarter 2019		Year-to-Date 2019
(Millions of Dollars)	Cost of Sales	Interest Expense	Cost of Sales	Interest Expense
Total amount in the Consolidated Statements of Operations and Comprehensive Income in which the effects of the cash flow hedges are recorded	$2,393.6	$72.4	$7,083.1	$219.2
Gain (loss) on cash flow hedging relationships:
Foreign Exchange Contracts:
Hedged Items	$(5.8)	$—	$(8.3)	$—
Gain (loss) reclassified from OCI into Income	$5.8	$—	$8.3	$—
Interest Rate Swap Agreements:
Gain (loss) reclassified from OCI into Income [1]	$—	$(4.1)	$—	$(12.2)

	Third Quarter 2018		Year-to-Date 2018
(Millions of Dollars)	Cost of Sales	Interest Expense	Cost of Sales	Interest Expense
Total amount in the Consolidated Statements of Operations and Comprehensive Income in which the effects of the cash flow hedges are recorded	$2,256.4	$72.1	$6,656.5	$204.3
Gain (loss) on cash flow hedging relationships:
Foreign Exchange Contracts:
Hedged Items	$4.6	$—	$16.6	$—
Gain (loss) reclassified from OCI into Income	$(4.6)	$—	$(16.6)	$—
Interest Rate Swap Agreements:
Gain (loss) reclassified from OCI into Income [1]	$—	$(3.7)	$—	$(11.3)
1 Inclusive of the gain/loss amortization on terminated derivative financial instruments.

An after-tax gain of $1.0 million and an after-tax loss of $4.1 million was reclassified from Accumulated other comprehensive loss into earnings (inclusive of the gain/loss amortization on terminated derivative instruments) for the three months ended September 28, 2019 and September 29, 2018, respectively. An after-tax loss of $2.2 million and $15.8 million was reclassified from Accumulated other comprehensive loss into earnings (inclusive of the gain/loss amortization on terminated derivative instruments) for the nine months ended September 28, 2019 and September 29, 2018, respectively, during the periods in which the underlying hedged transactions affected earnings.

Interest Rate Contracts: The Company enters into interest rate swap agreements in order to obtain the lowest cost source of funds within a targeted range of variable to fixed-debt proportions. During the nine months ended September 28, 2019, the Company entered into forward starting interest rate swaps totaling $650.0 million to offset the expected variability on future interest rate payments associated with debt instruments expected to be issued in the future. During the nine months ended September 28, 2019, swaps with a notional amount of $250.0 million matured resulting in a loss of $1.0 million, which was recorded in Accumulated other comprehensive loss and is being amortized to earnings as interest expense over future periods. The cash flows stemming from the maturity of such interest rate swaps designated as cash flow hedges are presented within other financing activities in the Condensed Consolidated Statements of Cash Flows. As of September 28, 2019, the Company had $400.0 million of forward starting swaps outstanding. As of December 29, 2018, there were no active forward starting swaps designated as cash flow hedges.

Foreign Currency Contracts

Forward Contracts: Through its global businesses, the Company enters into transactions and makes investments denominated in multiple currencies that give rise to foreign currency risk. The Company and its subsidiaries regularly purchase inventory from subsidiaries with functional currencies different than their own, which creates currency-related volatility in the Company’s results of operations. The Company utilizes forward contracts to hedge these forecasted purchases and sales of inventory. Gains and losses reclassified from Accumulated other comprehensive loss are recorded in Cost of sales as the hedged item affects earnings. There are no components excluded from the assessment of effectiveness for these contracts. At September 28, 2019 and December 29, 2018, the notional value of forward currency contracts outstanding was $675.4 million maturing on various dates through 2020 and $240.0 million maturing on various dates through 2019, respectively.

Purchased Option Contracts: The Company and its subsidiaries have entered into various intercompany transactions whereby the notional values are denominated in currencies other than the functional currencies of the party executing the trade. In order to better match the cash flows of its intercompany obligations with cash flows from operations, the Company enters into purchased option contracts. Gains and losses reclassified from Accumulated other comprehensive loss are recorded in Cost of sales as the hedged item affects earnings. There are no components excluded from the assessment of effectiveness for these contracts. As of September 28, 2019 and December 29, 2018, the notional value of purchased option contracts was $57.5 million and $370.0 million, respectively, maturing on various dates through 2019.
FAIR VALUE HEDGES

Interest Rate Risk: In an effort to optimize the mix of fixed versus floating rate debt in the Company’s capital structure, the Company enters into interest rate swaps. In prior years, the Company entered into interest rate swaps related to certain of its notes payable which were subsequently terminated. Amortization of the gain/loss on previously terminated swaps is reported as a reduction of interest expense. Prior to termination, the changes in the fair value of the swaps and the offsetting changes in fair value related to the underlying notes were recognized in earnings. As of September 28, 2019 and December 29, 2018, the Company did not have any active fair value interest rate swaps.

A summary of the pre-tax effect of fair value hedge accounting on the Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 28, 2019 and September 29, 2018 is as follows:

(Millions of Dollars)	Third Quarter 2019 Interest Expense	Year-to-Date 2019 Interest Expense
Total amount in the Consolidated Statements of Operations and Comprehensive Income in which the effects of the fair value hedges are recorded	$72.4	$219.2
Amortization of gain on terminated swaps	$(0.8)	$(6.9)

(Millions of Dollars)	Third Quarter 2018 Interest Expense	Year-to-Date 2018 Interest Expense
Total amount in the Consolidated Statements of Operations and Comprehensive Income in which the effects of the fair value hedges are recorded	$72.1	$204.3
Amortization of gain on terminated swaps	$(0.8)	$(2.4)

In February 2019, the Company redeemed all of the outstanding 2053 Junior Subordinated Debentures as discussed in Note H, Long-Term Debt and Financing Arrangements. As a result, the Company recorded a pre-tax gain of $4.6 million relating to the remaining unamortized gain on swap termination related to this debt.

A summary of the amounts recorded in the Condensed Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges as of September 28, 2019 and December 29, 2018 is as follows:

	September 28, 2019
(Millions of Dollars)	Carrying Amount of Hedged Liability (1)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liability
Current Maturities of Long-Term Debt	$3.1	Terminated Swaps	$3.1
Long-Term Debt	$3,908.8	Terminated Swaps	$(17.0)

	December 29, 2018
(Millions of Dollars)	Carrying Amount of Hedged Liability (1)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liability
Current Maturities of Long-Term Debt	$2.5	Terminated Swaps	$2.1
Long-Term Debt	$3,819.8	Terminated Swaps	$(10.0)
(1) Represents hedged items no longer designated in qualifying fair value hedging relationships.

NET INVESTMENT HEDGES

The Company utilizes net investment hedges to offset the translation adjustment arising from re-measurement of its investment in the assets and liabilities of its foreign subsidiaries. The total after-tax amounts in Accumulated other comprehensive loss were gains of $127.5 million and $63.3 million at September 28, 2019 and December 29, 2018, respectively.

As of September 28, 2019, the Company had foreign exchange forward contracts maturing on various dates in 2019 with notional values totaling $385.3 million outstanding hedging a portion of its British pound sterling, Swedish krona, and Euro denominated net investments; cross currency swaps with notional values totaling $1.2 billion maturing on various dates through 2023 hedging a portion of its Japanese yen, Euro, and Swiss franc denominated net investments; an option contract with a notional value totaling $35.1 million maturing in 2019 hedging a portion of its Mexican peso denominated net investment; and Euro denominated commercial paper with a value of $874.3 million maturing in 2019 hedging a portion of its Euro denominated net investments. As of December 29, 2018, the Company had foreign exchange contracts maturing on various dates through 2019 with notional values totaling $262.4 million outstanding hedging a portion of its British pound sterling, Swedish krona and Euro denominated net investments; a cross currency swap with a notional value totaling $250.0 million maturing in 2023 hedging a portion of its Japanese yen denominated net investment; an option contract with a notional value totaling $35.1 million maturing in 2019 hedging a portion of its Mexican peso denominated net investment; and Euro denominated commercial paper with a value of $228.9 million maturing in 2019 hedging a portion of its Euro denominated net investments.

Maturing foreign exchange contracts resulted in net cash received of $15.2 million for both the nine months ended September 28, 2019 and September 29, 2018.

Gains and losses on net investment hedges remain in Accumulated other comprehensive income (loss) until disposal of the underlying assets. Gains and losses representing components excluded from the assessment of effectiveness are recognized in earnings in Other, net on a straight-line basis over the term of the hedge.

The pre-tax gain or loss from fair value changes for the three and nine months ended September 28, 2019 and September 29, 2018 was as follows:

	Third Quarter 2019
(Millions of Dollars)	Total Gain (Loss) Recorded in OCI	Excluded Component Recorded in OCI	Income Statement Classification	Total Gain (Loss) Reclassified from OCI to Income	Excluded Component Amortized from OCI to Income
Forward Contracts	$9.2	$1.0	Other, net	$1.1	$1.1
Cross Currency Swap	$35.9	$12.9	Other, net	$7.7	$7.7
Option Contracts	$0.3	$—	Other, net	$—	$—
Non-derivative designated as Net Investment Hedge	$35.2	$—	Other, net	$—	$—

	Year-to-Date 2019
(Millions of Dollars)	Total Gain (Loss) Recorded in OCI	Excluded Component Recorded in OCI	Income Statement Classification	Total Gain (Loss) Reclassified from OCI to Income	Excluded Component Amortized from OCI to Income
Forward Contracts	$15.4	$5.2	Other, net	$3.4	$3.4
Cross Currency Swap	$59.4	$36.9	Other, net	$22.2	$22.2
Option Contracts	$(1.8)	$—	Other, net	$—	$—
Non-derivative designated as Net Investment Hedge	$39.4	$—	Other, net	$—	$—

	Third Quarter 2018
(Millions of Dollars)	Total Gain (Loss) Recorded in OCI	Excluded Component Recorded in OCI	Income Statement Classification	Total Gain (Loss) Reclassified from OCI to Income	Excluded Component Amortized from OCI to Income
Forward Contracts	$(2.6)	$1.1	Other, net	$2.3	$2.3
Cross Currency Swap	$6.0	$1.4	Other, net	$1.7	$1.7
Option Contracts	$(2.4)	$—	Other, net	$—	$—
Non-derivative designated as Net Investment Hedge	$2.9	$—	Other, net	$—	$—

	Year-to-Date 2018
(Millions of Dollars)	Total Gain (Loss) Recorded in OCI	Excluded Component Recorded in OCI	Income Statement Classification	Total Gain (Loss) Reclassified from OCI to Income	Excluded Component Amortized from OCI to Income
Forward Contracts	$29.6	$7.3	Other, net	$6.4	$6.4
Cross Currency Swap	$(1.1)	$9.7	Other, net	$5.1	$5.1
Option Contracts	$(3.3)	$—	Other, net	$—	$—
Non-derivative designated as Net Investment Hedge	$41.8	$—	Other, net	$—	$—

UNDESIGNATED HEDGES

Foreign Exchange Contracts: Foreign exchange forward contracts are used to reduce risks arising from the change in fair value of certain foreign currency denominated assets and liabilities (such as affiliate loans, payables and receivables). The objective is to minimize the impact of foreign currency fluctuations on operating results. The total notional amount of the forward contracts outstanding at September 28, 2019 was $1.2 billion, maturing on various dates through 2020. The total notional amount of the forward contracts outstanding at December 29, 2018 was $1.0 billion, maturing on various dates through 2019. The gain (loss) recorded in income from changes in the fair value related to derivatives not designated as hedging instruments under ASC 815 for the three and nine months ended September 28, 2019 and September 29, 2018 are as follows:

(Millions of Dollars)	Income Statement Classification	Third Quarter 2019	Year-to-Date 2019	Third Quarter 2018	Year-to-Date 2018
Foreign Exchange Contracts	Other, net	$2.0	$0.7	$(5.9)	$9.0

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

The capped call had an initial lower strike price of $156.86 and an upper strike price of $203.92, which was approximately 30% higher than the closing price of the Company's common stock on March 13, 2018. As of September 28, 2019, due to the customary anti-dilution provisions, the capped call transactions had an adjusted lower strike price of $156.65 and an adjusted upper strike price of $203.65. The aggregate fair value of the options at September 28, 2019 was $32.3 million.

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

On and after May 15, 2020, the Series C Preferred Stock may be converted into common stock at the option of the holder. The initial conversion rate was 6.1627 shares of common stock per one share of Series C Preferred Stock, which was equivalent to an initial conversion price of approximately $162.27 per share of common stock. As of September 28, 2019, due to the customary anti-dilution provisions, the conversion rate was 6.1911, equivalent to a conversion price of approximately $161.52 per share of common stock. At the election of the Company, upon conversion, the Company may deliver cash, common stock, or a combination thereof.

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

The initial maximum settlement rate of 0.7241 was calculated using an initial reference price of $138.10, equal to the last reported sale price of the Company's common stock on May 11, 2017. As of September 28, 2019, due to the customary anti-dilution provisions, the maximum settlement rate was 0.7274, equivalent to a reference price of $137.47. If the applicable market value of the Company's common stock is less than or equal to the reference price, the settlement rate will be the maximum settlement rate; and if the applicable market value of common stock is greater than the reference price, the settlement rate will be a number of shares of the Company's common stock equal to $100 divided by the applicable market value. Upon settlement of the 2020 Purchase Contracts, the Company will receive additional cash proceeds of $750 million.

The Company pays the holders of the 2020 Purchase Contracts quarterly payments ("Contracts Adjustment Payments") at a rate of 5.375% per annum, payable quarterly in arrears on February 15, May 15, August 15 and November 15, which commenced

August 15, 2017. The $117.1 million present value of the Contract Adjustment Payments reduced Shareowners’ Equity at inception. As each quarterly Contract Adjustment Payment is made, the related liability is reduced and the difference between the cash payments and the present value will accrete to interest expense, approximately $1.3 million per year over the three-year term. As of September 28, 2019, the present value of the Contract Adjustment Payments was $29.5 million.

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

The capped call transactions have a term of approximately three years and are intended to cover the number of shares issuable upon conversion of the Series C Preferred Stock. Subject to customary anti-dilution adjustments, the capped call had an initial lower strike price of $162.27, which corresponds to the minimum 6.1627 settlement rate of the Series C Preferred Stock, and an upper strike price of $179.53, which is approximately 30% higher than the closing price of the Company's common stock on May 11, 2017. As of September 28, 2019, due to the customary anti-dilution provisions, the capped call transactions had an adjusted lower strike price of $161.52 and an adjusted upper strike price of $178.71.

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

With respect to the impact on the Company, the capped call transactions and $750 million Equity Units, when taken together, result in the economic equivalent of having the conversion price on $750 million Equity Units at $178.71, the upper strike price of the capped call as of September 28, 2019.

The Company paid $25.1 million, or an average of $5.43 per option, to enter into capped call transactions on 4.6 million shares of common stock. The $25.1 million premium paid was a reduction of Shareowners’ Equity. The aggregate fair value of the options at September 28, 2019 was $16.9 million.

K.    ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables summarize the changes in the balances for each component of Accumulated other comprehensive loss:

(Millions of Dollars)	Currency translation adjustment and other	Unrealized (losses) gains on cash flow hedges, net of tax	Unrealized gains (losses) on net investment hedges, net of tax	Pension (losses) gains, net of tax	Total
Balance - December 29, 2018	$(1,481.2)	$(26.8)	$63.3	$(369.6)	$(1,814.3)
Other comprehensive (loss) income before reclassifications	(182.4)	(29.9)	83.5	6.6	(122.2)
Reclassification adjustments to earnings	—	2.2	(19.3)	8.7	(8.4)
Net other comprehensive (loss) income	(182.4)	(27.7)	64.2	15.3	(130.6)
Balance - September 28, 2019	$(1,663.6)	$(54.5)	$127.5	$(354.3)	$(1,944.9)

(Millions of Dollars)	Currency translation adjustment and other	Unrealized (losses) gains on cash flow hedges, net of tax	Unrealized gains (losses) on net investment hedges, net of tax	Pension (losses) gains, net of tax	Total
Balance - December 30, 2017	$(1,108.2)	$(112.6)	$3.4	$(371.7)	$(1,589.1)
Other comprehensive (loss) income before reclassifications	(286.7)	52.2	50.5	6.5	(177.5)
Reclassification adjustments to earnings	—	15.8	(8.8)	8.4	15.4
Net other comprehensive (loss) income	(286.7)	68.0	41.7	14.9	(162.1)
Balance - September 29, 2018	$1,394.9	$(44.6)	$45.1	$(356.8)	$(1,751.2)

The reclassifications out of Accumulated other comprehensive loss for the nine months ended September 28, 2019 and September 29, 2018 were as follows:

(Millions of Dollars)	2019	2018	Affected line item in Consolidated Statements of Operations And Comprehensive Income
Realized gains (losses) on cash flow hedges	$8.3	$(16.6)	Cost of sales
Realized losses on cash flow hedges	(12.2)	(11.3)	Interest expense
Total before taxes	$(3.9)	$(27.9)
Tax effect	1.7	12.1	Income taxes
Realized losses on cash flow hedges, net of tax	$(2.2)	$(15.8)

Realized gains on net investment hedges	$25.6	$11.5	Other, net
Tax effect	(6.3)	(2.7)	Income taxes
Realized gains on net investment hedges, net of tax	$19.3	$8.8

Amortization of defined benefit pension items:
Actuarial losses and prior service costs / credits	$(11.5)	$(11.2)	Other, net
Tax effect	2.8	2.8	Income taxes
Amortization of defined benefit pension items, net of tax	$(8.7)	$(8.4)

L.    NET PERIODIC BENEFIT COST — DEFINED BENEFIT PLANS
Following are the components of net periodic pension expense (benefit) for the three and nine months ended September 28, 2019 and September 29, 2018:

	Third Quarter
	Pension Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans		All Plans
(Millions of Dollars)	2019	2018	2019	2018	2019	2018
Service cost	$3.1	$1.8	$3.5	$3.8	$0.1	$0.1
Interest cost	11.8	10.7	7.4	7.0	0.4	0.4
Expected return on plan assets	(15.4)	(17.2)	(11.1)	(11.4)	—	—
Amortization of prior service cost (credit)	0.2	0.3	(0.1)	(0.4)	(0.3)	(0.3)
Amortization of net loss (gain)	2.0	2.0	2.1	1.8	(0.1)	—
Settlement / curtailment loss (gain)	—	—	(0.2)	0.1	—	—
Net periodic pension expense (benefit)	$1.7	$(2.4)	$1.6	$0.9	$0.1	$0.2

	Year-to-Date
	Pension Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans		All Plans
(Millions of Dollars)	2019	2018	2019	2018	2019	2018
Service cost	$9.3	$5.6	$10.9	$11.5	$0.2	$0.4
Interest cost	35.3	32.1	22.7	21.7	1.2	1.2
Expected return on plan assets	(46.3)	(51.5)	(34.1)	(35.4)	—	—
Amortization of prior service cost (credit)	0.7	0.8	(0.5)	(1.0)	(1.0)	(1.0)
Amortization of net loss (gain)	6.0	5.9	6.5	6.5	(0.2)	—
Settlement / curtailment loss	—	—	—	0.3	—	—
Net periodic pension expense (benefit)	$5.0	$(7.1)	$5.5	$3.6	$0.2	$0.6

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
The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis for each of the hierarchy levels:

(Millions of Dollars)	Total Carrying Value	Level 1	Level 2	Level 3
September 28, 2019
Money market fund	$13.3	$13.3	$—	$—
Derivative assets	$84.0	$—	$84.0	$—
Derivative liabilities	$98.6	$—	$98.6	$—
Non-derivative hedging instrument	$874.3	$—	$874.3	$—
Contingent consideration liability	$190.2	$—	$—	$190.2
December 29, 2018
Money market fund	$4.8	$4.8	$—	$—
Derivative assets	$32.9	$—	$32.9	$—
Derivative liabilities	$21.3	$—	$21.3	$—
Non-derivative hedging instrument	$228.9	$—	$228.9	$—
Contingent consideration liability	$169.2	$—	$—	$169.2

The following table provides information about the Company's financial assets and liabilities not carried at fair value:

	September 28, 2019		December 29, 2018
(Millions of Dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
Other investments	$6.4	$6.8	$7.6	$7.7
Long-term debt, including current portion	$3,911.9	$4,376.5	$3,822.3	$3,905.4

The money market fund and other investments related to the West Coast Loading Corporation ("WCLC") trust are considered Level 1 instruments within the fair value hierarchy. The long-term debt instruments are considered Level 2 instruments and are measured using a discounted cash flow analysis based on the Company’s marginal borrowing rates. The differences between the carrying values and fair values of long-term debt are attributable to the stated interest rates differing from the Company's marginal borrowing rates. The fair values of the Company's variable rate short-term borrowings approximate their carrying values at September 28, 2019 and December 29, 2018. The fair values of the derivative financial instruments in the table above are based on current settlement values.

As part of the Craftsman® brand acquisition in March 2017, the Company recorded a contingent consideration liability representing the Company's obligation to make future payments to Transform Holdco, LLC, which operates Sears and Kmart retail locations, of between 2.5% and 3.5% on sales of Craftsman products in new Stanley Black & Decker channels through March 2032, which was valued at $134.5 million as of the acquisition date. The first payment is due the second quarter of 2020 relating to royalties owed for the previous twelve quarters, and future payments will be due quarterly through the first quarter of 2032. The estimated fair value of the contingent consideration liability is determined using a discounted cash flow analysis taking into consideration future sales projections, forecasted payments to Transform Holdco, LLC, based on contractual royalty rates, and the related tax impacts. The estimated fair value of the contingent consideration liability was $190.2 million and $169.2 million as of September 28, 2019 and December 29, 2018, respectively. A 100 basis point reduction in the discount rate would result in an increase to the liability of approximately $8 million as of September 28, 2019.

The Company had no significant non-recurring fair value measurements, nor any other financial assets or liabilities measured using Level 3 inputs, during the first nine months of 2019 or 2018.

Refer to Note I, Financial Instruments, for more details regarding derivative financial instruments, Note R, Contingencies, for more details regarding the other investments related to the WCLC trust, and Note H, Long-Term Debt and Financing Arrangements, for more information regarding the carrying values of the long-term debt.

N.    OTHER COSTS AND EXPENSES
Other, net is primarily comprised of intangible asset amortization expense, currency-related gains or losses, environmental remediation expense, acquisition-related transaction and consulting costs, and certain pension gains or losses. During the three and nine months ended September 28, 2019, Other, net included a $3.5 million net benefit and $17.1 million charge, respectively, related to acquisition-related transaction costs. During the three and nine months ended September 29, 2018, Other, net included $8.4 million and $23.7 million of acquisition-related transaction and consulting costs, respectively. In addition, Other, net included a $77.7 million environmental remediation charge recorded in the second quarter of 2018 related to a settlement with the Environmental Protection Agency ("EPA"). Refer to Note R, Contingencies, for further discussion of the EPA settlement.

O.    RESTRUCTURING CHARGES
A summary of the restructuring reserve activity from December 29, 2018 to September 28, 2019 is as follows:

(Millions of Dollars)	December 29, 2018	Net Additions	Usage	Currency	September 28, 2019
Severance and related costs	$105.7	$83.9	$(62.1)	$(1.2)	$126.3
Facility closures and asset impairments	3.1	7.3	(8.2)	(0.1)	2.1
Total	$108.8	$91.2	$(70.3)	$(1.3)	$128.4

For the three and nine months ended September 28, 2019, the Company recognized net restructuring charges of $74.0 million and $91.2 million, respectively, primarily related to severance costs associated with a recently announced cost reduction program that is expected to extend through the end of the fiscal year. Current and expected actions of the program include headcount reductions across the Company as well as footprint rationalization opportunities.

The majority of the $128.4 million of reserves remaining as of September 28, 2019 is expected to be utilized within the next 12 months.

Segments: The $91 million of net restructuring charges for the nine months ended September 28, 2019 includes: $37 million pertaining to the Tools & Storage segment; $25 million pertaining to the Industrial segment; $15 million pertaining to the Security segment; and $14 million pertaining to Corporate.

The $74 million of net restructuring charges for the three months ended September 28, 2019 includes: $34 million pertaining to the Tools & Storage segment; $19 million pertaining to the Industrial segment; $10 million pertaining to the Security segment; and $11 million pertaining to Corporate.

P.    INCOME TAXES

The Company recognized income tax expense of $59.2 million and $135.5 million for the three and nine months ended September 28, 2019, respectively, resulting in effective tax rates of 20.1% and 15.2%. Excluding the impacts of the acquisition-related and other charges, the effective tax rates were 21.5% and 16.1% for the three and nine months ended September 28, 2019, respectively. These effective tax rates differ from the U.S. statutory tax rate primarily due to tax on foreign earnings, the effective settlements of income tax audits, statute expirations and the re-measurement of uncertain tax position reserves.

The Company recognized income tax expense of $56.6 million and $139.3 million for the three and nine months ended September 29, 2018, respectively, resulting in effective tax rates of 18.6% and 16.4%. Excluding the impacts of the EPA settlement charge in the second quarter of 2018, the tax charge recorded in the first quarter of 2018 related to the enactment of new U.S. tax legislation, and the acquisition-related charges, the effective tax rates were 19.5% and 15.6% for the three and nine months ended September 29, 2018, respectively. These effective tax rates differed from the U.S. statutory tax rate primarily due to tax on foreign earnings and the effective settlements of income tax audits.

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

The Company utilizes segment profit, which is defined as net sales minus cost of sales and SG&A inclusive of the provision for doubtful accounts (aside from corporate overhead expense), and segment profit as a percentage of net sales to assess the profitability of each segment. Segment profit excludes the corporate overhead expense element of SG&A, other, net (inclusive of intangible asset amortization expense), gain or loss on sales of businesses, restructuring charges, interest expense, interest income, income taxes and share of net earnings or losses of equity method investment. Refer to Note O, Restructuring Charges, for the amount of net restructuring charges by segment. Corporate overhead is comprised of world headquarters facility expense, cost for the executive management team and expenses pertaining to certain centralized functions that benefit the entire Company but are not directly attributable to the businesses, such as legal and corporate finance functions. Transactions between segments are not material. Segment assets primarily include cash, accounts receivable, inventory, other current assets, property, plant and equipment, right-of-use lease assets and intangible assets. Net sales and long-lived assets are attributed to the geographic regions based on the geographic locations of the end customer and the Company subsidiary, respectively.

	Third Quarter		Year-to-Date
(Millions of Dollars)	2019	2018	2019	2018
NET SALES
Tools & Storage	$2,534.0	$2,448.0	$7,452.3	$7,231.6
Industrial	632.7	562.0	1,837.6	1,639.3
Security	466.4	484.8	1,438.1	1,476.8
Total	$3,633.1	$3,494.8	$10,728.0	$10,347.7
SEGMENT PROFIT
Tools & Storage	$410.1	$356.2	$1,115.9	$1,056.2
Industrial	90.3	88.4	256.4	254.4
Security	33.1	47.4	110.6	141.0
Segment profit	533.5	492.0	1,482.9	1,451.6
Corporate overhead	(50.1)	(52.5)	(155.3)	(150.7)
Other, net	(55.0)	(59.4)	(182.6)	(236.7)
Gain (loss) on sales of businesses	—	—	17.2	(0.8)
Restructuring charges	(74.0)	(21.8)	(91.2)	(58.1)
Interest expense	(72.4)	(72.1)	(219.2)	(204.3)
Interest income	12.7	18.7	41.4	50.1
Earnings before income taxes and equity interest	$294.7	$304.9	$893.2	$851.1

As described in Note A, Significant Accounting Policies, the Company recognizes revenue at a point in time from the sale of tangible products or over time depending on when the performance obligation is satisfied. For the three and nine months ended September 28, 2019 and September 29, 2018, the majority of the Company’s revenue was recognized at the time of sale. The following table provides the percent of total segment revenue recognized over time for the Industrial and Security segments for the three and nine months ended September 28, 2019 and September 29, 2018:

	Third Quarter		Year-to-Date
	2019	2018	2019	2018
Industrial	12.6%	12.3%	10.9%	11.2%
Security	46.9%	45.2%	45.7%	45.8%

The following table is a further disaggregation of the Industrial segment revenue for the three and nine months ended September 28, 2019 and September 29, 2018:

	Third Quarter		Year-to-Date
(Millions of Dollars)	2019	2018	2019	2018
Engineered Fastening	$429.5	$451.2	$1,305.7	$1,331.2
Infrastructure	203.2	110.8	531.9	308.1
Industrial	$632.7	$562.0	$1,837.6	$1,639.3

The following table is a summary of total assets by segment as of September 28, 2019 and December 29, 2018:

(Millions of Dollars)	September 28, 2019	December 29, 2018
Tools & Storage	$14,072.8	$13,122.6
Industrial	4,505.1	3,620.5
Security	3,401.2	3,413.6
	21,979.1	20,156.7
Corporate assets	(656.6)	(748.7)
Consolidated	$21,322.5	$19,408.0

Corporate assets primarily consist of cash, deferred taxes and property, plant and equipment. Based on the nature of the Company's cash pooling arrangements, the corporate-related cash accounts will be in a net liability position at times.

GEOGRAPHIC AREAS

The following table is a summary of net sales by geographic area for the three and nine months ended September 28, 2019 and September 29, 2018:

	Third Quarter		Year-to-Date
(Millions of Dollars)	2019	2018	2019	2018
United States	$2,178.0	$1,990.8	$6,286.5	$5,664.6
Canada	158.0	155.0	462.8	464.7
Other Americas	185.6	200.3	534.6	592.5
France	135.0	140.8	441.2	464.0
Other Europe	687.0	701.4	2,141.6	2,242.1
Asia	289.5	306.5	861.3	919.8
Consolidated	$3,633.1	$3,494.8	$10,728.0	$10,347.7

R.	CONTINGENCIES

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
The Company, along with many other companies, has been named as a PRP in numerous administrative proceedings for the remediation of various waste sites, including 28 active Superfund sites. Current laws potentially impose joint and several liabilities upon each PRP. In assessing its potential liability at these sites, the Company has considered the following: whether responsibility is being disputed, the terms of existing agreements, experience at similar sites, and the Company’s volumetric contribution at these sites.
The Company’s policy is to accrue environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. If no amount in the range of probable loss is considered most likely, the minimum loss in the range is accrued. The amount of liability recorded is based on an evaluation of currently available facts with respect to each individual site and includes such factors as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. The liabilities recorded do not take into account any claims for recoveries from insurance or third parties. As assessments and remediation progress at individual sites, the amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. As of September 28, 2019 and December 29, 2018, the Company had reserves of $216.6 million and $246.6 million, respectively, for remediation activities associated with Company-owned properties, as well as for Superfund sites, for losses that are probable and estimable. Of the 2019 amount, $56.8 million is classified as current and $159.8 million as long-term which is expected to be paid over the estimated remediation period. As of September 28, 2019, the range of environmental remediation costs that is reasonably possible is $152.0 million to $288.9 million which is subject to change in the near term. The Company may be liable for environmental remediation of sites it no longer owns. Liabilities have been recorded on those sites in accordance with the Company's policy.
As of September 28, 2019, the Company has recorded $15.5 million in other assets related to funding received by the Environmental Protection Agency (“EPA”) and placed in a trust in accordance with the final settlement with the EPA, embodied in a Consent Decree approved by the United States District Court for the Central District of California on July 3, 2013. Per the Consent Decree, Emhart Industries, Inc. (a dissolved and liquidated former indirectly wholly-owned subsidiary of The Black & Decker Corporation) (“Emhart”) has agreed to be responsible for an interim remedy at a site located in Rialto, California and formerly operated by West Coast Loading Corporation (“WCLC”), a defunct company for which Emhart was alleged to be liable as a successor. The remedy will be funded by (i) the amounts received from the EPA as gathered from multiple parties, and, to the extent necessary, (ii) Emhart's affiliate. The interim remedy requires the construction of a water treatment facility and the filtering of ground water at or around the site for a period of approximately 30 years or more. As of September 28, 2019, the Company's net cash obligation associated with remediation activities, including WCLC assets, is $201.1 million.
The EPA also asserted claims in federal court in Rhode Island against Black & Decker and Emhart related to environmental contamination found at the Centredale Manor Restoration Project Superfund Site ("Centredale"), located in North Providence, Rhode Island. The EPA discovered a variety of contaminants at the site, including but not limited to, dioxins, polychlorinated biphenyls, and pesticides. The EPA alleged that Black & Decker and Emhart are liable for site clean-up costs under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") as successors to the liability of

Metro-Atlantic, Inc., a former operator at the site, and demanded reimbursement of the EPA’s costs related to this site. Black & Decker and Emhart contested the EPA's allegation that they are responsible for the contamination, and asserted contribution claims, counterclaims and cross-claims against a number of other PRPs, including the federal government as well as insurance carriers. The EPA released its Record of Decision ("ROD") in September 2012, which identified and described the EPA's selected remedial alternative for the site. Black & Decker and Emhart contested the EPA's selection of the remedial alternative set forth in the ROD on the grounds that the EPA's actions were arbitrary and capricious and otherwise not in accordance with law, and proposed other equally-protective, more cost-effective alternatives. On June 10, 2014, the EPA issued an Administrative Order under Sec. 106 of CERCLA, instructing Black & Decker and Emhart to perform the remediation of Centredale pursuant to the ROD. Black & Decker and Emhart disputed the factual, legal and scientific bases cited by the EPA for such an administrative order and provided the EPA with numerous good-faith bases for their declination to comply with the administrative order. Black & Decker and Emhart then vigorously litigated the issue of their liability for environmental conditions at the Centredale site, including completing trial on Phase 1 of the proceedings in late July 2015 and completing trial on Phase 2 of the proceedings in April 2017. Following the Phase I trial, the Court found that dioxin contamination at the Centredale site was not "divisible" and that Black & Decker and Emhart were jointly and severally liable for dioxin contamination at the site. Following the Phase 2 trial, the Court found that certain components of the EPA's selected remedy were arbitrary and capricious, and remanded the matter to the EPA while retaining jurisdiction over the ongoing remedy selection and implementation process. The Court also held in Phase 2 that Black & Decker and Emhart had sufficient cause for their declination to comply with the EPA's June 10, 2014 administrative order and that no associated civil penalties or fines were warranted. The United States filed a Motion for Reconsideration concerning the Court's Phase 2 rulings and appealed the ruling to the United States Court of Appeals for the First Circuit. Black & Decker and Emhart's Motion to Dismiss the Appeal was denied without prejudice for consideration with the merits. On July 9, 2018, a Consent Decree was lodged with the United States District Court documenting the terms of a settlement between the Company and the United States for reimbursement of EPA's past costs and remediation of environmental contamination found at the Centredale site. The terms of the Consent Decree were subject to public comment and Court approval. After a full hearing on March 19, 2019, the Court approved and entered the Consent Decree on April 8, 2019. The settlement resolves outstanding issues relating to Phase 1 and 2 of the litigation with the United States. The Company is complying with the terms of the settlement while several PRP's at the site have appealed the District Court's entry of the Consent Decree to the United States Court of Appeals for the First Circuit. Phase 3 of the litigation, which is in its relatively early stages, will address the potential allocation of liability to other PRPs who may have contributed to contamination of the Centredale site with dioxins, polychlorinated biphenyls and other contaminants of concern. Based on the Company's estimated remediation and response cost obligations arising out of the settlement reached with the United States (including the EPA’s past costs as well as costs of additional investigation, remediation, and related costs such as EPA’s oversight costs), the Company has increased its reserve for this site. Accordingly, in the second quarter of 2018, a $77.7 million increase was recorded in Other, net in the consolidated statements of operations. As of September 28, 2019, the Company has reserved $117.4 million for this site.
The Company and approximately 47 other companies comprise the Lower Passaic Cooperating Parties Group (the “CPG”). The CPG members and other companies are parties to a May 2007 Administrative Settlement Agreement and Order on Consent (“AOC”) with the EPA to perform a remedial investigation/feasibility study (“RI/FS”) of the lower seventeen miles of the Lower Passaic River in New Jersey (the “River”). The Company’s potential liability stems from former operations in Newark, New Jersey. As an interim step related to the 2007 AOC, on June 18, 2012, the CPG members voluntarily entered into an AOC with the EPA for remediation actions focused solely at mile 10.9 of the River. The Company’s estimated costs related to the RI/FS and focused remediation action at mile 10.9, based on an interim allocation, are included in its environmental reserves. On April 11, 2014, the EPA issued a Focused Feasibility Study (“FFS”) and proposed plan which addressed various early action remediation alternatives for the lower 8.3 miles of the River. The EPA received public comment on the FFS and proposed plan (including comments from the CPG and other entities asserting that the FFS and proposed plan do not comply with CERCLA) which public comment period ended on August 20, 2014. The CPG submitted to the EPA a draft RI report in February 2015 and draft FS report in April 2015 for the entire lower seventeen miles of the River. On March 4, 2016, the EPA issued a Record of Decision selecting the remedy for the lower 8.3 miles of the River. The cleanup plan adopted by the EPA is now considered a final action for the lower 8.3 miles of the River and will include the removal of 3.5 million cubic yards of sediment, placement of a cap over the entire lower 8.3 miles of the River, and, according to the EPA, will cost approximately $1.4 billion and take 6 years to implement after the remedial design is completed. (The EPA estimates that the remedial design will take four years to complete.) The Company and 105 other parties received a letter dated March 31, 2016 from the EPA notifying such parties of potential liability for the costs of the cleanup of the lower 8.3 miles of the River and a letter dated March 30, 2017 stating that the EPA had offered 20 of the parties (not including the Company) an early cash out settlement. In a letter dated May 17, 2017, the EPA stated that these 20 parties did not discharge any of the eight hazardous substances identified as the contaminants of concern in the lower 8.3 mile ROD. In the March 30, 2017 letter, the EPA stated that other parties who did not discharge dioxins, furans or polychlorinated biphenyls (which are considered the contaminants of concern posing the greatest risk to human health or the environment) may also be eligible for cash out settlement, but expects those parties' allocation to be determined through a complex settlement analysis using a third-party allocator. The EPA subsequently clarified this statement to say that such parties would be eligible to be "funding parties" for the lower 8.3 mile remedial action with each party's share of the costs determined by the EPA based on the allocation process and the remaining parties would be "work parties" for the remedial action. The Company currently is participating in the allocation process that is expected to be completed in late 2020. The Company asserts that it did not discharge dioxins, furans or polychlorinated biphenyls and should be eligible to be a "funding party" for the lower 8.3 mile remedial action. On September 30, 2016, Occidental Chemical Corporation ("OCC") entered into an agreement with the EPA to perform the remedial design for the cleanup plan for the lower 8.3 miles of the River. On June 30, 2018, OCC filed a complaint in the United States District Court for the District of New Jersey against over 100 companies, including the Company, seeking CERCLA cost recovery or contribution for past costs relating to various investigations and cleanups OCC has conducted or is conducting in connection with the River. According to the complaint, OCC has incurred or is incurring costs which include the estimated cost ($165 million) to complete the remedial design for the cleanup plan for the lower 8.3 miles of the River. OCC also seeks a declaratory judgment to hold the defendants liable for their proper shares of future response costs for OCC's ongoing activities in connection with the River. The Company and other defendants have answered the complaint and currently are engaged in discovery with OCC. On October 10, 2018, the EPA issued a letter directing the CPG to prepare a streamlined feasibility study for the upper 9 miles of the River based on an iterative approach using adaptive management strategies. The CPG submitted a draft Interim Remedy Feasibility Study to EPA on August 12, 2019, which identifies various targeted dredge and cap alternatives with costs that range from $412 million to $460 million (net present value). At this time, the Company cannot reasonably estimate its liability related to the litigation and remediation efforts, excluding the RI/FS and remediation actions at mile 10.9, as the RI/FS is ongoing, the ultimate remedial approach and associated cost for the upper portion of the River has not yet been determined, and the parties that will participate in funding the remediation and their respective allocations are not yet known.
Per the terms of a Final Order and Judgment approved by the United States District Court for the Middle District of Florida on January 22, 1991, Emhart is responsible for a percentage of remedial costs arising out of the Kerr McGee Chemical Corporation Superfund Site located in Jacksonville, Florida. On March 15, 2017, the Company received formal notification from the EPA that the EPA had issued a ROD selecting the preferred alternative identified in the Proposed Cleanup Plan. The cleanup adopted by the EPA is estimated to cost approximately $68.7 million. As of September 28, 2019, the Company has reserved $26.4 million for this site.
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

S.    COMMITMENTS AND GUARANTEES

COMMITMENTS — The Company has numerous assets, predominantly real estate, vehicles and equipment, under various lease arrangements. At inception of arrangements with vendors, the Company determines whether the contract is or contains a lease based on each party’s rights and obligations under the arrangement. If the lease arrangement also contains non-lease components, the lease and non-lease elements are separately accounted for in accordance with the appropriate accounting guidance for each item. From time to time, lease arrangements allow for, and the Company executes, the purchase of the underlying leased asset. The Company routinely exercises lease renewal options or early termination options. As part of its lease liability and right-of-use asset calculation, consideration is given to the likelihood of exercising any extension or termination options. The present value of the Company’s lease liability was calculated using a weighted-average incremental borrowing rate of 3.75%. The Company determined its incremental borrowing rate based on interest rates from recent debt issuances and taking into consideration adjustments for collateral, lease terms and foreign currency. As a result of acquiring right-of-use assets from new leases entered into during the nine months ended September 28, 2019, the Company's lease liability increased approximately $90 million. As of September 28, 2019, the Company recognized a lease liability and right-of-use asset of approximately $485 million. The right-of-use asset is included within Other assets in the Condensed Consolidated Balance Sheets, while the lease liability is included within Accrued expenses and Other liabilities, as appropriate. As permitted by ASC 842, leases with expected durations of less than 12 months from inception (i.e. short-term leases) were excluded from the Company’s calculation of its lease liability and right-of-use asset. Furthermore, as permitted by ASC 842, the Company elected to apply the package of practical expedients upon transition, which allowed companies not to reassess: (a) whether its expired or existing contracts are or contain leases, (b) the lease classification for any expired or existing leases, and (c) initial direct costs for any existing leases.

The Company is a party to leases for one of its major distribution centers and two of its office buildings in which the periodic rental payments vary based on interest rates (i.e. LIBOR). The leases qualify as operating leases for accounting purposes.

The following is a summary of the Company's total lease cost for the three and nine months ended September 28, 2019:

(Millions of Dollars)	Third Quarter 2019	Year-to-Date 2019
Operating lease cost	$37.7	$114.0
Short-term lease cost	6.8	20.2
Variable lease cost	2.1	6.4
Sublease income	(0.6)	(2.1)
Total lease cost	$46.0	$138.5

During the three and nine months ended September 28, 2019, the Company paid approximately $36.8 million and $111.6 million, respectively, relating to leases included in the measurement of its lease liability and right-of-use asset. The weighted-average remaining term for the Company's leases is approximately 6 years.

The following is a summary of the Company's future lease obligations on an undiscounted basis at September 28, 2019:

(Millions of Dollars)	Total	2019	2020	2021	2022	2023	Thereafter
Lease obligations	$543.6	$37.5	$129.5	$99.0	$72.7	$52.0	$152.9

GUARANTEES — The Company’s financial guarantees at September 28, 2019 are as follows:

(Millions of Dollars)	Term	Maximum Potential Payment	Carrying Amount of Liability
Guarantees on the residual values of leased assets	One to four years	$105.0	$—
Standby letters of credit	Up to three years	152.9	—
Commercial customer financing arrangements	Up to six years	64.8	6.4
Total		$322.7	$6.4

The Company has guaranteed a portion of the residual values of leased assets relating to the previously discussed leases for one of its major distribution centers and two of its office buildings. The lease guarantees are for an amount up to $105.0 million while the fair value of the underlying assets is estimated at $123.6 million. The related assets would be available to satisfy the guarantee obligations and therefore it is unlikely the Company will incur any future loss associated with these guarantees.

The Company has issued $152.9 million in standby letters of credit that guarantee future payments which may be required under certain insurance programs and in relation to certain environmental remediation activities described more fully in Note R, Contingencies.

The Company provides various limited and full recourse guarantees to financial institutions that provide financing to U.S. and Canadian Mac Tool distributors and franchisees for their initial purchase of the inventory and trucks necessary to function as a distributor and franchisee. In addition, the Company provides limited and full recourse guarantees to financial institutions that extend credit to certain end retail customers of its U.S. Mac Tool distributors and franchisees. The gross amount guaranteed in these arrangements is $64.8 million and the $6.4 million carrying value of the guarantees issued is recorded in Other liabilities in the Condensed Consolidated Balance Sheets.

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

The changes in the carrying amount of product warranties for the nine months ended September 28, 2019 and September 29, 2018 are as follows:

(Millions of Dollars)	2019	2018
Balance beginning of period	$102.1	$108.5
Warranties and guarantees issued	92.7	81.7
Warranty payments and currency	(97.7)	(86.0)
Balance end of period	$97.1	$104.2

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

This disposal does not qualify as discontinued operations in accordance with ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, and therefore, the related results are included in the Company's continuing operations through the date of sale in 2019 and for the three and nine months ended September 29, 2018.

Following is the pre-tax income for this business for the three and nine months ended September 28, 2019 and September 29, 2018:

	Third Quarter		Year-to-Date
(Millions of Dollars)	2019	2018	2019	2018
Pre-tax income	$—	$3.6	$4.6	$9.2

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
Acquisitions and Investment

On March 8, 2019, the Company acquired the International Equipment Solutions Attachments businesses, Paladin and Pengo, ("IES Attachments"), a manufacturer of high quality, performance-driven heavy equipment attachment tools for off-highway applications. The acquisition further diversifies the Company's presence in the industrial markets, expands its portfolio of attachment solutions and provides a meaningful platform for continued growth.

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

On April 2, 2018, the Company acquired the industrial business of Nelson Fastener Systems ("Nelson") from the Doncasters Group, which excluded Nelson's automotive stud welding business. This acquisition, which has been integrated into the Engineered Fastening business, is complementary to the Company's product offerings, enhances its presence in the general industrial end markets, expands its portfolio of highly-engineered fastening solutions, and is delivering cost synergies.

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

Certain Items Impacting Earnings
Throughout MD&A, the Company has provided a discussion of the outlook and results both inclusive and exclusive of acquisition-related and other charges. The results and measures, including gross profit and segment profit, on a basis excluding these amounts are considered relevant to aid analysis and understanding of the Company’s results and business trends aside from the material impact of these items. These amounts for the third quarters and year-to-date periods of 2019 and 2018 are as follows:
Third Quarter and Year-To-Date 2019
The Company reported approximately $114 million and $199 million in net pre-tax charges in the third quarter and year-to-date 2019 periods, respectively, which were comprised of the following:

•	$5 million and $22 million for the third quarter and year-to-date 2019 periods, respectively, reducing Gross Profit pertaining to facility-related and inventory step-up charges;

•
$37 million and $87 million for the third quarter and year-to-date 2019 periods, respectively, in SG&A primarily for integration-related costs, Security business transformation and margin resiliency initiatives;

•	$3 million benefit and $17 million charge for the third quarter and year-to-date 2019 periods, respectively, in Other, net primarily related to deal transaction costs;

•	$17 million gain for year-to-date 2019 period related to the sale of the Sargent & Greenleaf business in the second quarter; and

•	$75 million and $90 million for the third quarter and year-to-date 2019 periods, respectively, in Restructuring charges pertaining to severance and facility closures.
The tax effect on the above net charges during the third quarter and year-to-date periods of 2019 was approximately $29 million and $40 million, respectively. In addition, the Company's share of MTD's net earnings included an after-tax charge related to an inventory step-up fair value adjustment during the third quarter and year-to-date periods of 2019 of approximately $5 million and $19 million, respectively.
The above items resulted in net after-tax charges of $90 million, or $0.60 per diluted share, and $178 million, or $1.19 per diluted share, respectively, for the third quarter and year-to-date 2019 periods.
Third Quarter and Year-To-Date 2018
The Company reported $85 million and $237 million in pre-tax charges during the third quarter and year-to-date 2018 periods, respectively, which were comprised of the following:

•	$3 million and $14 million for the third quarter and year-to-date 2018 periods, respectively, reducing Gross Profit primarily pertaining to inventory step-up charges for the Nelson acquisition;

•	$64 million and $106 million for the third quarter and year-to-date 2018 periods, respectively, in SG&A primarily for integration-related costs, consulting fees, and a non-cash fair value adjustment;

•
$8 million and $101 million for the third quarter and year-to-date 2018 periods, respectively, in Other, net primarily related to deal transaction costs and the settlement with the Environmental Protection Agency ("EPA") in the second quarter of 2018;

•	$1 million for the year-to-date 2018 period related to a previously divested business; and

•	$10 million and $15 million for the third quarter and year-to-date 2018 periods, respectively, in Restructuring charges pertaining to facility closures and severance.
The tax effect on the above charges during the third quarter of 2018 was $19 million, resulting in after-tax charges of $66 million, or $0.43 per diluted share.
On a year-to-date basis, the tax effect on the above charges was $53 million. The Company also recorded a $23 million tax charge in the first quarter of 2018 related to the enactment of new U.S. tax legislation. The above charges, as well as the tax charge relating to the enactment of new U.S. tax legislation, resulted in net after-tax charges of $207 million, or $1.36 per diluted share, on a year-to-date basis.
2019 Outlook
This outlook discussion is intended to provide broad insight into the Company’s near-term earnings and cash flow generation prospects. The Company is revising its 2019 diluted earnings per share outlook to $6.50 to $6.60 from $7.50 to $7.70 primarily due to restructuring charges associated with the recently announced cost reduction program, in addition to the factors below.

The cost reduction program is currently being implemented and is expected to deliver $200 million in annual cost savings primarily in 2020 with an approximate pre-tax restructuring charge of $150 million expected to be recognized primarily in 2019. The Company is reducing its diluted earnings per share range, excluding charges, to $8.35 to $8.45 from $8.50 to $8.70, and reiterating its free cash flow conversion estimate, defined as free cash flow divided by net income, of approximately 85% to 90%. The Company has changed the following assumptions for 2019 from its prior outlook: an incremental $55 million in tariff and currency related cost pressure; a modestly reduced expectation for organic growth reflecting a slower growth environment for industrial and emerging markets (3.5% to 4% versus prior assumption of 4%); and partially offsetting impacts from incremental benefits from the margin resiliency initiatives, incremental cost actions and a lower tax rate of approximately 16.5%.

The difference between the 2019 diluted earnings per share outlook and the diluted earnings per share range, excluding charges, is $1.85, consisting of acquisition-related and other charges. These forecasted charges primarily relate to deal and integration costs, Security business transformation, cost reduction program in response to tariffs and foreign exchange, margin resiliency initiatives, and inventory step-up amortization.

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

Net Sales: Net sales were $3.633 billion in the third quarter of 2019 compared to $3.495 billion in the third quarter of 2018, representing an increase of 4% driven by organic growth of 4%, including a 1% increase in price and a 3% increase in volume. Acquisitions, primarily IES Attachments, increased sales by 3% while foreign currency and divestitures decreased sales by 2% and 1%, respectively. Tools & Storage net sales increased 4% compared to the third quarter of 2018 due to increases in volume and price of 4% and 1%, respectively, partially offset by a 1% decrease due to foreign currency. Industrial net sales increased 13% compared to the third quarter of 2018 primarily due to acquisition growth of 16% partially offset by decreases of 2% from lower volumes and 1% from foreign currency. Net sales in the Security segment declined 4% compared to the third quarter of 2018 as a 2% increase in price was more than offset by a 3% decrease due to foreign currency, a 2% decrease from the sale of the Sargent & Greenleaf business, and a 1% decline in volume.

Net sales were $10.728 billion in the first nine months of 2019 compared to $10.348 billion in the first nine months of 2018, representing an increase of 4% with strong organic growth of 4%, including a 1% increase in price and a 3% increase in volume. Acquisitions, primarily IES Attachments and Nelson, increased sales by 3% while foreign currency decreased sales by 3%. Tools & Storage net sales increased 3% compared to the first nine months of 2018 due to strong organic growth of 6%, fueled by solid growth in North America and Europe, partially offset by unfavorable foreign currency impacts of 3%. Industrial net sales increased 12% compared to the first nine months of 2018 primarily due to growth from acquisitions of 17%, partially offset by unfavorable currency impacts of 2% and lower volumes of 3%. Net sales in the Security segment decreased 3% compared to the first nine months of 2018 as a 1% increase in small bolt-on commercial electronic security acquisitions and a 1% increase in price were more than offset by a 3% decrease due to foreign currency, a 1% decline in volume, and a 1% decrease from the sale of the Sargent & Greenleaf business.

Gross Profit: Gross profit was $1.240 billion, or 34.1% of net sales, in the third quarter of 2019 compared to $1.238 billion, or 35.4% of net sales, in the third quarter of 2018. Acquisition-related and other charges, which reduced gross profit, were $5.3 million for the three months ended September 28, 2019 and $3.3 million for the three months ended September 29, 2018. Excluding these charges, gross profit was 34.3% of net sales for the three months ended September 28, 2019, compared to 35.5% for the three months ended September 29, 2018, as volume leverage, productivity and price were more than offset by tariffs and foreign exchange.

Gross profit was $3.645 billion, or 34.0% of net sales, in the first nine months of 2019 compared to $3.691 billion, or 35.7% of net sales, in the first nine months of 2018. Acquisition-related and other charges, which reduced gross profit, were $22.4 million for the nine months ended September 28, 2019 and $13.8 million for the nine months ended September 29, 2018. Excluding these charges, gross profit was 34.2% of net sales for the nine months ended September 28, 2019, compared to 35.8% for the nine months ended September 29, 2018, as volume leverage, productivity and price were more than offset by commodity inflation, foreign exchange and tariffs.

SG&A Expenses: SG&A, inclusive of the provision for doubtful accounts, was $756.1 million, or 20.8% of net sales, in the third quarter of 2019, compared to $798.9 million, or 22.9% of net sales, in the third quarter of 2018. Within SG&A, acquisition-related and other charges totaled $37.3 million for the three months ended September 28, 2019 and $63.6 million for the three months ended September 29, 2018. Excluding these charges, SG&A was 19.8% of net sales for the three months ended September 28, 2019, compared to 21.0% for the three months ended September 29, 2018, reflecting continued disciplined cost management.

On a year-to-date basis, SG&A, inclusive of the provision for doubtful accounts, was $2.317 billion, or 21.6% of net sales, in the first nine months of 2019, compared to $2.390 billion, or 23.1% of net sales, in the first nine months of 2018. Within SG&A, acquisition-related and other charges totaled $86.9 million for the nine months ended September 28, 2019 and $105.5 million for the nine months ended September 29, 2018. Excluding these charges, SG&A was 20.8% of net sales for the nine months ended September 28, 2019, compared to 22.1% for the nine months ended September 29, 2018. The year-over-year change was primarily driven by continued disciplined cost management, including savings from the cost reduction program in the fourth quarter of 2018.

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

Corporate Overhead: The corporate overhead element of SG&A, which is not allocated to the business segments, amounted to $50.1 million and $52.5 million in the third quarter of 2019 and 2018, respectively, or 1.4% and 1.5% of net sales in each period. On a year-to-date basis, the corporate overhead element of SG&A, amounted to $155.3 million, or 1.4% of net sales, in 2019 compared to $150.7 million, or 1.5% of net sales, in 2018.

Other, net: Other, net amounted to $55.0 million and $59.4 million in the third quarter of 2019 and 2018, respectively. Excluding an acquisition-related net benefit of $3.5 million in the third quarter of 2019 and acquisition-related charges of $8.4 million in the third quarter of 2018, Other, net totaled $58.5 million and $51.0 million, respectively, during these periods.

Other, net amounted to $182.6 million and $236.7 million in the first nine months of 2019 and 2018, respectively. Excluding acquisition-related and other charges of $17.1 million and $101.4 million in the first nine months of 2019 and 2018, respectively, Other, net totaled $165.5 million and $135.3 million, respectively, during these periods. The year-over-year increase was primarily driven by a favorable resolution of a prior claim in the second quarter of 2018.

(Gain) Loss on Sales of Businesses: In the second quarter of 2019, the Company reported a $17.2 million gain related to the sale of the Sargent & Greenleaf business. During the nine months ended September 29, 2018, the Company reported a $0.8 million loss relating to a previously divested business.

Interest, net: Net interest expense was $59.7 million in the third quarter of 2019 compared to $53.4 million in the third quarter of 2018. On a year-to-date basis, net interest expense was $177.8 million in 2019 compared to $154.2 million in 2018. The year-over-year increase during both periods was primarily driven by higher interest rates related to the senior unsecured notes issued in November 2018 and lower interest income.

Income Taxes: The Company recognized income tax expense of $59.2 million and $135.5 million for the three and nine months ended September 28, 2019, respectively, resulting in effective tax rates of 20.1% and 15.2%. Excluding the impacts of the acquisition-related and other charges, the effective tax rates were 21.5% and 16.1% for the three and nine months ended September 28, 2019, respectively. These effective tax rates differ from the U.S. statutory tax rate primarily due to tax on foreign earnings, the effective settlements of income tax audits, statute expirations and the re-measurement of uncertain tax position reserves.

The Company recognized income tax expense of $56.6 million and $139.3 million for the three and nine months ended September 29, 2018, respectively, resulting in effective tax rates of 18.6% and 16.4%. Excluding the impacts of the EPA settlement charge in the second quarter of 2018, the tax charge recorded in the first quarter of 2018 related to the enactment of new U.S. tax legislation, and the acquisition-related charges, the effective tax rates were 19.5% and 15.6% for the three and nine months ended September 29, 2018, respectively. These effective tax rates differed from the U.S. statutory tax rate during these periods primarily due to tax on foreign earnings and the effective settlements of income tax audits.

Business Segment Results
The Company’s reportable segments are aggregations of businesses that have similar products, services and end markets, among other factors. The Company utilizes segment profit, which is defined as net sales minus cost of sales and SG&A inclusive of the provision for doubtful accounts (aside from corporate overhead expense), and segment profit as a percentage of net sales to assess the profitability of each segment. Segment profit excludes the corporate overhead expense element of SG&A, other, net (inclusive of intangible asset amortization expense), gain or loss on sales of businesses, restructuring charges, interest expense, interest income, income taxes and share of net earnings or losses of equity method investment. Corporate overhead is comprised of world headquarters facility expense, cost for the executive management team and expenses pertaining to certain centralized functions that benefit the entire Company but are not directly attributable to the businesses, such as legal and corporate finance functions. Refer to Note O, Restructuring Charges, for the amount of restructuring charges attributable to each segment.
The Company's operations are classified into three reportable business segments, which also represent its operating segments: Tools & Storage, Industrial and Security.
Tools & Storage:

	Third Quarter		Year-to-Date
(Millions of Dollars)	2019	2018	2019	2018
Net sales	$2,534.0	$2,448.0	$7,452.3	$7,231.6
Segment profit	$410.1	$356.2	$1,115.9	$1,056.2
% of Net sales	16.2%	14.6%	15.0%	14.6%
Tools & Storage net sales increased $86.0 million, or 4%, in the third quarter of 2019 compared to the third quarter of 2018. Sales volume and price increased sales by 4% and 1%, respectively, while foreign currency decreased sales by 1%. The 5% organic growth was led by organic growth of 7% in North America and 4% in Europe, more than offsetting a modest decline in emerging markets of 1%. North America organic growth was driven by the rollout of the Craftsman brand and new product innovation, including DEWALT Flexvolt, Atomic & Xtreme, which were partially offset by continued declines in industrial-focused businesses due to customer inventory corrections. Europe delivered above-market growth supported by new product introduction and successful commercial execution. Emerging markets realized the benefits from price, new product launches and e-commerce expansion, which were more than offset by market-led declines in Mexico, Turkey and China.
Net sales increased $220.7 million, or 3%, in the first nine months of 2019 compared to the first nine months of 2018. Sales volume and price increased 4% and 2%, respectively, partially offset by a 3% decrease due to foreign currency. Organic growth was 8% in North America and 4% in Europe.
Segment profit for the third quarter of 2019 was $410.1 million, or 16.2% of net sales, compared to $356.2 million, or 14.6% of net sales, in the corresponding 2018 period. Excluding acquisition-related and other charges of $11.4 million and $49.7 million for the three months ended September 28, 2019 and September 29, 2018, respectively, segment profit amounted to 16.6% of net sales in both the third quarter of 2019 and 2018, as the benefits from volume leverage, pricing and cost control were neutralized primarily by tariffs and foreign exchange.
Segment profit for the first nine months of 2019 was $1.116 billion, or 15.0% of net sales, compared to $1.056 billion, or 14.6% of net sales, in the corresponding 2018 period. Excluding acquisition-related and other charges of $31.5 million and $82.2 million for the nine months ended September 28, 2019 and September 29, 2018, respectively, segment profit amounted to 15.4% of net sales in the first nine months of 2019 compared to 15.7% in the first nine months of 2018, as the benefits from volume leverage, pricing and cost control were more than offset by the impacts from currency, commodity inflation and tariffs.
Industrial:

	Third Quarter		Year-to-Date
(Millions of Dollars)	2019	2018	2019	2018
Net sales	$632.7	$562.0	$1,837.6	$1,639.3
Segment profit	$90.3	$88.4	$256.4	$254.4
% of Net sales	14.3%	15.7%	14.0%	15.5%

Industrial net sales increased $70.7 million, or 13%, in the third quarter of 2019 compared to the third quarter of 2018, due to acquisition growth of 16%, primarily related to IES Attachments, partially offset by decreases of 2% from lower volumes and 1% from foreign currency. Engineered Fastening organic revenues were down 4% as fastener share gains were offset by inventory reductions and lower production levels within automotive and industrial customers. Infrastructure organic revenues were up 4% due to stronger onshore pipeline project and inspection activity in Oil & Gas, partially offset by lower Hydraulics volumes which were impacted by a difficult scrap steel market.
On a year-to-date basis, net sales increased $198.3 million, or 12%, in the first nine months of 2019 compared to the first nine months of 2018, due to acquisition growth of 17%, partially offset by 3% declines in volume and 2% in foreign currency. Engineered Fastening organic revenues decreased 4% and Infrastructure organic revenues increased 4% primarily due to the same factors that impacted the third quarter of 2019, as discussed above.
Industrial segment profit for the third quarter of 2019 totaled $90.3 million, or 14.3% of net sales, compared to $88.4 million, or 15.7% of net sales, in the corresponding 2018 period. Excluding acquisition-related and other charges of $4.8 million and $6.2 million for the three months ended September 28, 2019 and September 29, 2018, respectively, segment profit amounted to 15.0% of net sales in the third quarter of 2019 compared to 16.8% in the third quarter of 2018, as productivity gains and cost control were more than offset by the impact from lower Engineered Fastening volume and externally driven cost inflation.
Year-to-date segment profit for the Industrial segment was $256.4 million, or 14.0% of net sales, in 2019 compared to $254.4 million, or 15.5% of net sales, in the corresponding 2018 period. Excluding acquisition-related and other charges of $22.1 million and $19.1 million for the nine months ended September 28, 2019 and September 29, 2018, respectively, segment profit amounted to 15.2% of net sales in the first nine months of 2019 compared to 16.7% in the first nine months of 2018. The year-over-year change in the segment profit rate was primarily due to the same factors that impacted the third quarter of 2019, as discussed above.
Security:

	Third Quarter		Year-to-Date
(Millions of Dollars)	2019	2018	2019	2018
Net sales	$466.4	$484.8	$1,438.1	$1,476.8
Segment profit	$33.1	$47.4	$110.6	$141.0
% of Net sales	7.1%	9.8%	7.7%	9.5%
Security net sales decreased $18.4 million, or 4%, in the third quarter of 2019 compared to the third quarter of 2018, as a 2% increase due to price was more than offset by decreases of 3% from foreign currency, 2% from the Sargent & Greenleaf divestiture, and 1% from lower volume. The organic growth of 1% for the quarter was led by 3% growth in North America and reflects higher volumes within healthcare, automatic doors and electronic security. Europe was down 1% organically as growth in France was offset by adverse market conditions in the Nordics and the U.K.
On a year-to-date basis, net sales decreased $38.7 million, or 3%, in the first nine months of 2019 compared to the first nine months of 2018, as increases of 1% from small bolt-on commercial electronic security acquisitions and 1% from price were more than offset by decreases of 3% from foreign currency, 1% from lower volume, and 1% from the Sargent & Greenleaf divestiture. Organic sales increased 2% in North America and decreased 2% in Europe primarily due to the same factors that impacted the third quarter, as discussed above.
Security segment profit for the third quarter of 2019 was $33.1 million, or 7.1% of net sales, compared to $47.4 million, or 9.8% of net sales, in the corresponding 2018 period. Excluding acquisition-related and other charges of $17.6 million and $6.6 million for the three months ended September 28, 2019 and September 29, 2018, respectively, segment profit amounted to 10.9% of net sales in the third quarter of 2019 compared to 11.1% in the third quarter of 2018, as organic growth and cost containment were offset by impacts from the Sargent & Greenleaf divestiture (50 bps) and investments to support the business transformation in commercial electronic security.
Year-to-date segment profit was $110.6 million, or 7.7% of net sales, in 2019 compared to $141.0 million, or 9.5% of net sales, in the corresponding 2018 period. Excluding acquisition-related and other charges of $44.7 million and $9.9 million for the nine months ended September 28, 2019 and September 29, 2018, respectively, segment profit amounted to 10.8% of net sales in the first nine months of 2019 compared to 10.2% in the first nine months of 2018, as a focus on cost containment was partially offset by investments to support the business transformation in commercial electronic security.

RESTRUCTURING ACTIVITIES
A summary of the restructuring reserve activity from December 29, 2018 to September 28, 2019 is as follows:

(Millions of Dollars)	December 29, 2018	Net Additions	Usage	Currency	September 28, 2019
Severance and related costs	$105.7	$83.9	$(62.1)	$(1.2)	$126.3
Facility closures and asset impairments	3.1	7.3	(8.2)	(0.1)	2.1
Total	$108.8	$91.2	$(70.3)	$(1.3)	$128.4
For the three and nine months ended September 28, 2019, the Company recognized net restructuring charges of $74.0 million and $91.2 million, respectively, primarily related to severance costs associated with a recently announced cost reduction program that is expected to extend through the end of the fiscal year. Current and expected actions of the program include headcount reductions across the Company as well as footprint rationalization opportunities.
The Company expects to achieve annual net cost savings of approximately $125 million by the end of 2020 related to the restructuring costs incurred during the nine months ended September 28, 2019.
The majority of the $128.4 million of reserves remaining as of September 28, 2019 is expected to be utilized within the next 12 months.

Segments: The $91 million of net restructuring charges for the nine months ended September 28, 2019 includes: $37 million pertaining to the Tools & Storage segment; $25 million pertaining to the Industrial segment; $15 million pertaining to the Security segment; and $14 million pertaining to Corporate.

The $74 million of net restructuring charges for the three months ended September 28, 2019 includes: $34 million pertaining to the Tools & Storage segment; $19 million pertaining to the Industrial segment; $10.0 million pertaining to the Security segment; and $11 million pertaining to Corporate.

The anticipated annual net cost savings of approximately $125 million by the end of 2020 includes: $57 million in the Tools and Storage segment; $29 million in the Industrial segment; $25 million in the Security segment; and $14 million in Corporate.

FINANCIAL CONDITION

Liquidity, Sources and Uses of Capital: The Company’s primary sources of liquidity are cash flows generated from operations and available lines of credit under various credit facilities.

Operating Activities: Cash flows provided by operations were $192.7 million in the third quarter of 2019 compared to $191.5 million in the corresponding period of 2018. Year-to-date cash flows provided by operations were $262.4 million in the first nine months of 2019 compared to $40.1 million in the corresponding period of 2018. This year-over-year increase was mainly attributable to higher earnings and improved working capital (accounts receivable, inventory, accounts payable and deferred revenue).

Free Cash Flow: Free cash flow, as defined in the table below, was $96.0 million in the third quarter of 2019 and $82.1 million in the third quarter of 2018. On a year-to-date basis, free cash flow was an outflow of $21.1 million in 2019 and $287.3 million in 2018. The improvement in year-to-date free cash flow was driven by higher operating cash flows as discussed above and lower capital expenditures due to higher investments in the Company's supply chain and SFS 2.0 initiatives in 2018. Management considers free cash flow an important indicator of its liquidity, as well as its ability to fund future growth and provide dividends to shareowners. Free cash flow does not include deductions for mandatory debt service, other borrowing activity, discretionary dividends on the Company’s common stock and business acquisitions, among other items.

	Third Quarter		Year-to-Date
(Millions of Dollars)	2019	2018	2019	2018
Net cash provided by operating activities	$192.7	$191.5	$262.4	$40.1
Less: capital and software expenditures	(96.7)	(109.4)	(283.5)	(327.4)
Free cash flow	$96.0	$82.1	$(21.1)	$(287.3)

Based on its potential to generate cash flow from operations on an annual basis and its credit position at September 28, 2019, the Company continues to believe over the long-term it has the financial flexibility to deploy capital to its shareowners’ through a combination of acquisitions, dividends and potential future share repurchases.

Investing Activities: Cash flows used in investing activities totaled $100.4 million and $134.4 million in the third quarter of 2019 and 2018, respectively, primarily driven by capital and software expenditures of $96.7 million and $109.4 million, respectively, during these periods.

Year-to-date cash flows used in investing activities totaled $1.140 billion in 2019 driven by business acquisitions of $682.2 million, primarily related to IES Attachments, purchases of long-term investments of $258.6 million, which mainly related to the 20 percent investment in MTD Holdings Inc., and capital and software expenditures of $283.5 million. Cash flows used in investing activities totaled $848.2 million in the first nine months of 2018, which mainly consisted of business acquisitions of $521.9 million, primarily related to Nelson, and capital and software expenditures of $327.4 million.

Financing Activities: Cash flows used in financing activities totaled $67.4 million in the third quarter of 2019 primarily driven by cash dividend payments of $102.3 million, partially offset by net short-term borrowings under the Company's commercial paper program of $28.6 million. Cash flows used in financing activities totaled $97.6 million in the third quarter of 2018 primarily due to the repurchase of common shares for $301.8 million and cash dividend payments of $97.4 million, partially offset by $309.5 million of net proceeds from short-term borrowings under the Company's commercial paper program.

Year-to-date cash flows provided by financing activities totaled $910.9 million in 2019 primarily due to $1.118 billion of net short-term borrowings under the Company's commercial paper program due to recent acquisition activity, partially offset by cash dividend payments of $297.6 million. Cash flows provided by financing activities were $575.8 million in the first nine months of 2018 mainly due to $1.445 billion of net proceeds from short-term borrowings under the Company's commercial paper program, partially offset by the repurchase of common shares for $514.5 million and cash dividend payments of $286.5 million.

Credit Ratings & Liquidity:
The Company maintains strong investment grade credit ratings from the major U.S. rating agencies on its senior unsecured debt (S&P A, Fitch A-, Moody's Baa1), and its commercial paper program (S&P A-1, Fitch F1, Moody's P-2). The Company's Fitch short-term credit rating was upgraded to F1 during the third quarter of 2019 from the previous rating of F2. Failure to maintain strong investment grade rating levels could adversely affect the Company’s cost of funds, liquidity and access to capital markets, but would not have an adverse effect on the Company’s ability to access its existing committed credit facilities.

Cash and cash equivalents totaled $312 million as of September 28, 2019, comprised of $67 million in the U.S. and $245 million in foreign jurisdictions. As of December 29, 2018, cash and cash equivalents totaled $289 million, comprised of $60 million in the U.S. and $229 million in foreign jurisdictions.

As a result of the Tax Cuts and Jobs Act (the “Act”), the Company's tax liability related to the one-time transition tax associated with unremitted foreign earnings and profits totaled $346 million at September 28, 2019. The Act permits a U.S. company to elect to pay the net tax liability interest-free over a period of up to eight years. The Company has considered the implications of paying the required one-time transition tax and believes it will not have a material impact on its liquidity.

In September 2019, the Company terminated its 364-Day $1.0 billion committed credit facility and concurrently executed a new 364-Day $1.0 billion committed credit facility (the "364-Day Credit Agreement"). Borrowings under the 364-Day Credit Agreement may be made in U.S. Dollars or Euros and bear interest at a floating rate plus an applicable margin dependent upon the denomination of the borrowing and pursuant to the terms of the 364-Day Credit Agreement. The Company must repay all advances under the 364-Day Credit Agreement by the earlier of September 9, 2020 or upon termination. The Company may, however, convert all advances outstanding upon termination into a term loan that shall be repaid in full no later than the first anniversary of the termination date provided that the Company, among other things, pays a fee to the administrative agent for the account of each lender. The 364-Day Credit Agreement serves as a liquidity back-stop for the Company’s $3.0 billion U.S. Dollar and Euro commercial paper program, as discussed further below. As of September 28, 2019, and December 29, 2018, the Company had not drawn on its 364-Day committed credit facility.

In March 2019, the Company issued $500.0 million of senior unsecured notes, maturing on March 1, 2026 ("2026 Term Notes"). The 2026 Term Notes accrue interest at a fixed rate of 3.40% per annum with interest payable semi-annually in arrears. The 2026 Term Notes rank equally in right of payment with all of the Company's existing and future unsecured and unsubordinated debt. The Company received net cash proceeds of $496.2 million which reflects the notional amount offset by a discount, underwriting expenses, and other fees associated with the transaction. The Company used the net proceeds from the offering for general corporate purposes, including repayment of other borrowings.

In February 2019, the Company redeemed all of the outstanding 2053 Junior Subordinated Debentures for $405.7 million, which represented 100% of the principal amount plus accrued and unpaid interest.

The Company has a $3.0 billion commercial paper program which includes Euro denominated borrowings in addition to U.S. Dollars. As of September 28, 2019, the Company had approximately $1,448.0 million of borrowings outstanding of which $874.3 million in Euro denominated commercial paper was designated as a Net Investment Hedge. As of December 29, 2018, the Company had $373.0 million of borrowings outstanding, of which $228.9 million in Euro denominated commercial paper was designated as a Net Investment Hedge. Refer to Note I, Financial Instruments, for further discussion.

The Company has a five-year $2.0 billion committed credit facility (the “5 Year Credit Agreement”). Borrowings under the 5 Year Credit Agreement may be made in U.S. Dollars, Euros or Pounds Sterling. A sub-limit amount of $653.3 million is designated for swing line advances which may be drawn in Euros pursuant to the terms of the 5 Year Credit Agreement. Borrowings bear interest at a floating rate plus an applicable margin dependent upon the denomination of the borrowing and specific terms of the 5 Year Credit Agreement. The Company must repay all advances under the 5 Year Credit Agreement by the earlier of September 12, 2023 or upon termination. The 5 Year Credit Agreement is designated to be a liquidity back-stop for the Company's $3.0 billion U.S. Dollar and Euro commercial paper program. As of September 28, 2019, and December 29, 2018, the Company had not drawn on its five-year committed credit facility.

In March 2018, the Company purchased from a financial institution “at-the-money” capped call options with an approximate term of three years, on 3.2 million shares of its common stock (subject to customary anti-dilution adjustments) for an aggregate premium of $57.3 million. As of September 28, 2019, the capped call has an adjusted lower strike price of $156.65 and an adjusted upper strike price of $203.65. The purpose of the capped call options is to hedge the risk of stock price appreciation between the lower and upper strike prices of the capped call options for a future share repurchase. Refer to Note J, Equity Arrangements, for further discussion.

In May 2017, the Company issued 7,500,000 Equity Units with a total notional value of $750.0 million ("$750 million Equity Units"). Each unit has a stated amount of $100 and initially consists of a three-year forward stock purchase contract ("2020 Purchase Contracts") for the purchase of a variable number of shares of common stock, on May 15, 2020, for a price of $100, and a 10% beneficial ownership interest in one share of 0% Series C Cumulative Perpetual Convertible Preferred Stock, without par, with a liquidation preference of $1,000 per share ("Series C Preferred Stock"). The Company received approximately $726.0 million in net cash proceeds from the $750 million Equity Units net of offering expenses and underwriting costs and commissions, and issued 750,000 shares of Series C Preferred Stock, recording $750.0 million in preferred stock. The proceeds were used for general corporate purposes, including repayment of short-term borrowings. The Company also used $25.1 million of the proceeds to enter into capped call transactions utilized to hedge potential economic dilution. On and after May 15, 2020, the Series C Preferred Stock may be converted into common stock at the option of the holder. At the election of the Company, upon conversion, the Company may deliver cash, common stock, or a combination thereof. On or after June 22, 2020, the Company may elect to redeem for cash, all or any portion of the outstanding shares of the Series C Preferred Stock at a redemption price equal to 100% of the liquidation preference, plus any accumulated and unpaid dividends. If the Company calls the Series C Preferred Stock for redemption, holders may convert their shares immediately preceding the redemption date. Upon settlement of the 2020 Purchase Contracts, the Company will receive additional cash proceeds of $750.0 million. The Company pays the holders of the 2020 Purchase Contracts quarterly contract adjustment payments, which commenced in August 2017. As of September 28, 2019, the present value of the Contract Adjustment Payments was $29.5 million.

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

OTHER MATTERS
Critical Accounting Estimates: There have been no significant changes in the Company’s critical accounting estimates during the third quarter of 2019. Refer to the “Other Matters” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Form 10-K for the year ended December 29, 2018 for a discussion of the Company’s critical accounting estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no significant change in the Company’s exposure to market risk during the third quarter of 2019. Refer to the Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Form 10-K for the year ended December 29, 2018 for further discussion.

ITEM 4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of management, including the Company’s President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, the Company has, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined under Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Company’s President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer have concluded that, as of September 28, 2019, the Company’s disclosure controls and procedures are effective. There has been no change in the Company’s internal control over financial reporting that occurred during the third quarter of 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. In March 2019, the Company acquired IES Attachments for approximately $653 million. Management's assessment of, and conclusion on, the effectiveness of internal control over financial reporting excludes the internal controls of IES Attachments. As part of the ongoing integration activities, the Company will complete an assessment of existing controls and incorporate its controls and procedures into IES Attachments.

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

Additional factors that could cause actual results to differ materially from forward-looking statements are set forth in the Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q, including under the heading “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the Condensed Consolidated Financial Statements and the related Notes.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
The following table provides information about the Company’s purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the three months ended September 28, 2019:

2019	(a) Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of A Publicly Announced Plan Or Program	(b) Maximum Number Of Shares That May Yet Be Purchased Under The Program
June 30 - August 3	17,937	$146.76	—	11,500,000
August 4 - August 31	—	—	—	11,500,000
September 1 - September 28	378	145.16	—	11,500,000
Total	18,315	$146.73	—	11,500,000

(a)
The shares of common stock in this column were deemed surrendered to the Company by participants in various benefit plans of the Company to satisfy the participants’ taxes related to vesting or delivery of time-vesting restricted share units under those plans.

(b)
On July 20, 2017, the Board of Directors approved a new repurchase program for up to 15.0 million shares of the Company’s common stock and terminated its previously approved repurchase program.  As of September 28, 2019, the authorized shares available for repurchase under the new repurchase program totaled 11.5 million shares. The currently authorized shares available for repurchase do not include approximately 3.6 million shares reserved and authorized for purchase under the Company’s previously approved repurchase program relating to a forward share purchase contract entered into in March 2015. Refer to Note J, Equity Arrangements, of the Notes to (Unaudited) Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for further discussion.

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

(101)
The following materials from Stanley Black & Decker Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 28, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 28, 2019 and September 29, 2018; (ii) Condensed Consolidated Balance Sheets at September 28, 2019 and December 29, 2018; (iii) Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 28, 2019 and September 29, 2018; (iv) Consolidated Statements of Changes in Shareowners' Equity for the three and nine months ended September 28, 2019 and September 29, 2018; and (v) Notes to (Unaudited) Condensed Consolidated Financial Statements**.

(104)	The cover page of Stanley Black & Decker Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 28, 2019, formatted in iXBRL (included within Exhibit 101 attachments).

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

STANLEY BLACK & DECKER, INC.

Date:	October 25, 2019	By:	/s/ DONALD ALLAN, JR.
Donald Allan, Jr.
Executive Vice President and Chief Financial Officer