Form 10-K
period 2019-12-28
STANLEY BLACK & DECKER, INC.
filed 2020-02-21
CIK 93556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2019
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   ___________ to ___________
Commission File Number 001-05224
STANLEY BLACK & DECKER, INC.
(Exact Name Of Registrant As Specified In Its Charter)

Connecticut	06-0548860
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
1000 STANLEY DRIVE
NEW BRITAIN, CT 06053
(Address of Principal Executive Offices and Zip Code)

Registrant’s Telephone Number, Including Area Code 860 225-5111

Securities Registered Pursuant to Section 12(b) of the Act:

Title Of Each Class		Trading Symbol(s)	Name Of Each Exchange on Which Registered
Common Stock	$2.50 Par Value per Share	SWK	New York Stock Exchange
Corporate Units		SWP	New York Stock Exchange
Corporate Units		SWT	New York Stock Exchange
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
Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☑	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☐
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes  ☐    No  ☑
As of June 28, 2019, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $21.9 billion based on the New York Stock Exchange closing price for such shares on that date. On February 17, 2020, the registrant had 154,025,464 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2020 annual meeting of shareholders (the "2020 Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2020 Proxy Statement will be filed with the U.S. Securities Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

FORM 10-K
PART I
ITEM 1. BUSINESS
Stanley Black & Decker, Inc. ("the Company") was founded in 1843 by Frederick T. Stanley and incorporated in Connecticut in 1852. In March 2010, the Company completed a merger ("the Merger") with The Black & Decker Corporation (“Black & Decker”), a company founded by S. Duncan Black and Alonzo G. Decker and incorporated in Maryland in 1910. At that time, the Company changed its name from The Stanley Works to Stanley Black & Decker, Inc.

The Company is a diversified global provider of hand tools, power tools and related accessories, engineered fastening systems and products, services and equipment for oil & gas and infrastructure applications, commercial electronic security and monitoring systems, healthcare solutions, and automatic doors, with 2019 consolidated annual revenues of $14.4 billion. Approximately 59% of the Company’s 2019 revenues were generated in the United States, with the remainder largely from Europe (20%), emerging markets (13%) and Canada (4%).

The Company continues to execute a growth and acquisition strategy that involves industry, geographic and customer diversification to foster sustainable revenue, earnings and cash flow growth. The Company remains focused on delivering above-market organic growth with margin expansion by leveraging its proven and long-standing operating model which has continually evolved over the past 15 years as times have changed. In light of the rapidly moving dynamics throughout the world, including acceleration of technological change, geopolitical instability and the changing nature of work, this past year the Company decided to contemporize its existing Stanley Fulfillment System ("SFS") 2.0 model for the 2020s and created the new Stanley Black & Decker Operating Model (“SBD Operating Model”). At the center of the new model is the concept of the interrelationship between people and technology, which intersect and interact with the other key elements: Performance Resiliency, Extreme Innovation, Operations Excellence and Extraordinary Customer Experience. Each of these elements co-exists synergistically with the others in a systems-based approach. The Company will leverage the SBD Operating Model to continue making strides towards achieving its vision of delivering top-quartile financial performance, becoming known as one of the world’s leading innovators and elevating its commitment to social responsibility.

The above strategy has also resulted in approximately $10.1 billion of acquisitions since 2002 (excluding the Merger and pending acquisition of Consolidated Aerospace Manufacturing, LLC, as discussed below), which was enabled by strong cash flow generation and increased debt capacity. In recent years, the Company completed the acquisitions of International Equipment Solutions Attachments Group ("IES Attachments") for approximately $654 million, Nelson Fastener Systems ("Nelson") for approximately $424 million, the Tools business of Newell Brands ("Newell Tools") for approximately $1.84 billion, and the Craftsman® brand from Sears Holdings Corporation ("Sears Holdings") for an estimated cash purchase price of approximately $937 million on a discounted basis. The IES Attachments acquisition further diversifies the Company's presence in the industrial markets, expands its portfolio of attachment solutions and provides a meaningful platform for continued growth. The Nelson acquisition was complementary to the Company's product offerings, enhanced its presence in the general industrial end markets, and expanded its portfolio of highly-engineered fastening solutions. The Newell Tools acquisition, which included the industrial cutting, hand tool and power tool accessory brands IRWIN® and LENOX®, enhanced the Company’s position within the global tools & storage industry and broadened the Company’s product offerings and solutions to customers and end users, particularly within power tool accessories. The Craftsman acquisition provided the Company with the rights to develop, manufacture and sell Craftsman®-branded products in non-Sears Holdings channels. Furthermore, the Company recently announced an agreement to acquire Consolidated Aerospace Manufacturing, LLC ("CAM"), an industry-leading manufacturer of specialty fasteners and components for the aerospace and defense markets. The acquisition is expected to further diversify the Company's presence in the industrial markets and expand its portfolio of specialty fasteners in the high-growth, high-margin aerospace and defense market. The acquisition is subject to customary closing conditions, including regulatory approval, and is expected to close in late February 2020.
In January 2019, the Company acquired a 20 percent interest in MTD Holdings Inc. ("MTD"), a privately held global manufacturer of outdoor power equipment, for $234 million in cash.  Under the terms of the agreement, the Company has the option to acquire the remaining 80 percent of MTD beginning on July 1, 2021. The investment in MTD increases the Company's presence in the $20 billion outdoor power equipment market and allows the two companies to work together to pursue revenue and cost opportunities, improve operational efficiency, and introduce new and innovative products for professional and residential outdoor equipment customers, utilizing each company's respective portfolios of strong brands.

In May 2019, the Company sold its Sargent and Greenleaf mechanical locks business within the Security segment for net proceeds of $79 million. This sale allows the Company to invest in other areas of the Company that fit into its long-term growth strategy.

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

Refer to Note E, Acquisitions and Investments, and Note T, Divestitures, of the Notes to Consolidated Financial Statements in Item 8 for further discussion.
At December 28, 2019, the Company employed 59,438 people worldwide. The Company’s principal executive office is located at 1000 Stanley Drive, New Britain, Connecticut 06053 and its telephone number is (860) 225-5111.
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
Tools & Storage
The Tools & Storage segment is comprised of the Power Tools and Equipment ("PTE") and Hand Tools, Accessories & Storage ("HTAS") businesses. Annual revenues in the Tools & Storage segment were $10.1 billion in 2019, representing 70% of the Company’s total revenues.
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
Industrial
The Industrial segment is comprised of the Engineered Fastening and Infrastructure businesses. Annual revenues in the Industrial segment were $2.4 billion in 2019, representing 17% of the Company’s total revenues.
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
The Infrastructure business consists of the Oil & Gas and Attachment Tools product lines. Oil & Gas sells and rents custom pipe handling, joint welding and coating equipment used in the construction of large and small diameter pipelines, and provides pipeline inspection services. Attachment Tools sells hydraulic tools, attachments and accessories. The Infrastructure business sells to the oil and natural gas pipeline industry and other industrial customers. The products and services are primarily distributed through a direct sales force and, to a lesser extent, third-party distributors.
Security

The Security segment is comprised of the Convergent Security Solutions ("CSS") and Mechanical Access Solutions ("MAS") businesses. Annual revenues in the Security segment were $1.9 billion in 2019, representing 13% of the Company’s total revenues.
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
The Company encounters active competition in the Tools & Storage and Industrial segments from both larger and smaller companies that offer the same or similar products and services. Certain large customers offer private label brands (“house brands”) that compete across a wide spectrum of the Company’s Tools & Storage segment product offerings. Competition in the Security segment is generally fragmented via both large international companies and regional providers. Competition tends to be based primarily on price and the quality and comprehensiveness of services offered to customers.
Major Customers
A significant portion of the Company’s Tools & Storage products are sold to home centers and mass merchants in the U.S. and Europe. A consolidation of retailers both in North America and abroad has occurred over time. While this consolidation and the domestic and international expansion of these large retailers have provided the Company with opportunities for growth, the increasing size and importance of individual customers creates a certain degree of exposure to potential sales volume loss. Lowe's accounted for approximately 15%, 12% and 11% of the Company's consolidated net sales in 2019, 2018 and 2017, respectively, while The Home Depot accounted for approximately 10% of the Company's consolidated net sales in 2019. No other customer exceeded 10% of the Company's consolidated net sales in 2019, 2018 or 2017.

Working Capital
The Company continues to practice the five operating principles encompassed by Operations Excellence (formerly Core SFS), one element of the SBD Operating Model, which work in concert: sales and operations planning ("S&OP"), operational lean, complexity reduction, global supply management, and order-to-cash excellence. As part of the evolution of the new operating model, technology, the application of Industry 4.0 and upskilling the Company's workforce have become formally integrated into Operations Excellence. The Company develops standardized business processes and system platforms to reduce costs and provide scalability. The continued focus on the five operating principles above has been instrumental in reducing working capital and creating significant opportunities to generate incremental free cash flow (defined as cash flow from operations less capital and software expenditures). Working capital turns were 9.8 at the end of 2019, up 1.0 turn from 2018, reflecting a focus on working capital management and lower inventory investment associated with recent Tools & Storage brand roll-outs. The Company plans to continue leveraging Operations Excellence to generate ongoing improvements, both in the existing business and future acquisitions, in working capital turns, cycle times, complexity reduction and customer service levels, with a long-term goal of sustaining 10+ working capital turns.
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

Backlog
Due to short order cycles and rapid inventory turnover primarily in the Company's Tools & Storage segment, backlog is generally not considered a significant indicator of future performance. At February 1, 2020, the Company had approximately $991 million in unfilled orders, which mainly related to the Engineered Fastening and Security businesses. Substantially all of these orders are reasonably expected to be filled within the current fiscal year. As of February 2, 2019 and February 3, 2018, unfilled orders amounted to $1,001 million and $929 million, respectively.
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

The Company has numerous trademarks that are used in its businesses worldwide. In the Tools & Storage segment, significant trademarks include STANLEY®, BLACK+DECKER®, DEWALT®, FLEXVOLT®, IRWIN®, LENOX®, CRAFTSMAN®, PORTER-CABLE®, BOSTITCH®, FATMAX®, Powers®, Guaranteed Tough®, MAC TOOLS®, PROTO®, Vidmar®, FACOM®, USAG™, Expert®, SIDCHROME™, LISTA® and the yellow & black color scheme for power tools and accessories. Significant trademarks in the Industrial segment include STANLEY®, CRC®, NELSON®, LaBounty®, Dubuis®, CribMaster®, POP®, Avdel®, Heli-Coil®, Tucker®, NPR®, Spiralock®, PALADIN®, PENGO® and STANLEY® Assembly Technologies. The Security segment includes significant trademarks such as STANLEY®, Blick™, HSM®, SONITROL®, Stanley Access Technologies™, AeroScout®, Hugs®, WanderGuard®, Roam Alert®, MyCall®, Arial® and Bed-Check®. The terms of these trademarks typically vary from 10 to 20 years, with most trademarks being renewable indefinitely for like terms.
Environmental Regulations
The Company is subject to various environmental laws and regulations in the U.S. and foreign countries where it has operations. In the normal course of business, the Company is involved in various legal proceedings relating to environmental issues. The Company’s policy is to accrue environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In the event that no amount in the range of probable loss is considered most likely, the minimum loss in the range is accrued. The amount of liability recorded is based on an evaluation of currently available facts with respect to each individual site and includes such factors as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. The liabilities recorded do not take into account any claims for recoveries from insurance or third parties. As assessments and remediation progress at individual sites, the amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. As of December 28, 2019 and December 29, 2018, the Company had reserves of $213.8 million and $246.6 million, respectively, for remediation activities associated with Company-owned properties, as well as for Superfund sites, for losses that are probable and estimable. Of the 2019 amount, $57.8 million is classified as current and $156.0 million as long-term, which is expected to be paid over the estimated remediation period. As of December 28, 2019, the Company has recorded $15.6 million in other assets related to funding by the Environmental Protection Agency ("EPA") and monies received have been placed in trust in accordance with the Consent Decree associated with the West Coast Loading Corporation ("WCLC") proceedings, as further discussed in Note S, Contingencies, of the Notes to Consolidated Financial Statements in Item 8. Accordingly, the Company's cash obligation as of December 28, 2019 associated with the aforementioned remediation activities is $198.2 million. The range of environmental remediation costs that is reasonably possible is $149.1 million to $286.1 million, which is subject to change in the near term. The Company may be liable for environmental remediation of sites it no longer owns. Liabilities have been recorded on those sites in accordance with the Company's policy.
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

Employees
At December 28, 2019, the Company had 59,438 employees, 17,582 of whom were employed in the U.S. Employees in the U.S. totaling 1,359 are covered by collective bargaining agreements negotiated with 30 different local labor unions who are, in turn, affiliated with approximately 7 different international labor unions. The majority of the Company’s hourly-paid and weekly-paid employees outside the U.S. are not covered by collective bargaining agreements. The Company’s labor agreements in the U.S. expire between 2020 and 2021. There have been no significant interruptions of the Company’s operations in recent years due to labor disputes. The Company believes it has a good relationship with its employees.
Research and Development Costs
Research and development costs, which are classified in Selling, general and administrative ("SG&A"), were $255.2 million, $275.8 million and $252.3 million for fiscal years 2019, 2018 and 2017, respectively. The Company continues to focus on becoming known as one of the world's greatest innovators and remains committed to generating new core and breakthrough innovations.
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
The Company has certain significant customers, particularly home centers and major retailers. In 2019, the two largest customers comprised approximately 25% of net sales, with U.S. and international mass merchants and home centers collectively comprising approximately 40% of net sales. The loss or material reduction of business, the lack of success of sales initiatives, or changes in customer preferences or loyalties for the Company’s products, related to any such significant customer could have a material adverse impact on the Company’s results of operations and cash flows. In addition, the Company’s major customers are volume purchasers, a few of which are much larger than the Company and have strong bargaining power with suppliers. This limits the ability to recover cost increases through higher selling prices. Furthermore, unanticipated inventory adjustments by these customers can have a negative impact on the Company's net sales.
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
Operations Excellence, an element of the new SBD Operating Model, is a continuous operational improvement process applied to many aspects of the Company’s business such as procurement, quality in manufacturing, maximizing customer fill rates, integrating acquisitions and other key business processes. In the event the Company is not successful in effectively applying the Operations Excellence principles to its key business processes, including those of acquired businesses, its ability to compete and future earnings could be adversely affected.
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
The Company’s brands are important assets of its businesses and violation of its trademark rights by imitators, or the failure of its licensees or vendors to comply with the Company’s product quality, manufacturing requirements, marketing standards, and other requirements could negatively impact revenues and brand reputation. Any inability to protect the Company's other intellectual property rights could also reduce the value of its products and services or diminish its competitiveness.
The Company considers its intellectual property rights, including patents, trademarks, copyrights and trade secrets, and licenses held, to be a significant part and valuable aspect of its business. The Company attempts to protect its intellectual property rights through a combination of patent, trademark, copyright and trade secret laws, as well as licensing agreements and third party nondisclosure and assignment agreements.
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
In addition, the Company's ability to compete could be negatively impacted by its failure to obtain and adequately protect its intellectual property rights, including patents, copyrights, trade secrets, and licenses, as well as its products and any new features of its products or processes. The Company's patent applications may not be approved and any patents owned could be challenged, invalidated or designed around by third parties. In addition, the Company's patents may not be of sufficient scope or strength to provide meaningful protection or commercial advantage.
The successful execution of the Company's business strategy depends on its ability to recruit and retain highly qualified employees.
The success of the Company’s efforts to grow its business depends on the contributions and abilities of key executives and management personnel, its sales force and other personnel, including the ability of its sales force to adapt to any changes made in the sales organization and achieve adequate customer coverage. The Company must therefore continue to recruit, retain and motivate management, sales and other personnel sufficiently to maintain its current business and support its projected growth. In addition, the Company must invest heavily in reskilling and upskilling its employees, including placing an emphasis on lifelong learning. A shortage of key employees might jeopardize the Company’s ability to implement its growth strategy.

The pace of technological change continues to accelerate and the Company's ability to react effectively to such change may present significant competitive risks.

The pace of technological change is increasing at an exponential rate. The continued creation, development and advancement of new technologies such as 5G data networks, artificial intelligence, blockchain, quantum computing, data analytics, 3-D printing, robotics, sensor technology, data storage, neural networks, augmented reality, amongst others, as well as other technologies in the future that are not foreseen today, continue to transform processes, products and services.  The Company will need to stay abreast of such technologies, require its employees to continue to learn and adapt to new technologies and be able to integrate them into its current and future business models, products, services and processes and also guard against existing and new competitors disrupting its business using such technologies.  In addition, the Company will need to compete for talent that is familiar with such technologies including upskilling its workforce. There can be no assurance that the Company will continue to compete effectively with its industry peers due to technological changes, which could result in a material adverse effect on the Company's business and results of operations.

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
The Company generates a significant portion of its total revenue outside of the United States. Business operations outside of the United States are subject to political, economic and other risks inherent in operating in certain countries, such as:

•
the difficulty of enforcing agreements and protecting assets through legal systems outside the U.S. including intellectual property rights, which may not be recognized, and which the Company may not be able to protect outside the U.S. to the same extent as under U.S. law;

•	managing widespread operations and enforcing internal policies and procedures such as compliance with U.S. and foreign anti-bribery, anti-corruption, and sanctions regulations;

•	trade protection measures and import or export licensing requirements including those related to the U.S.'s relationship with China;

•	the application of certain labor regulations outside of the United States;

•	compliance with a wide variety of non-U.S. laws and regulations;

•	changes in the general political and economic conditions in the countries where the Company operates, particularly in emerging markets;

•	the threat of nationalization and expropriation;

•	increased costs and risks of doing business in a wide variety of jurisdictions;

•	the increased possibility of cyber threats in certain jurisdictions;

•	government controls limiting importation of goods;

•	government controls limiting payments to suppliers for imported goods;

•	limitations on, or impacts from, the repatriation of foreign earnings; and

•	exposure to wage, price and capital controls.
Changes in the political or economic environments in the countries in which the Company operates could have a material adverse effect on its financial condition, results of operations or cash flows. In early 2020, an outbreak of the coronavirus occurred in China and other jurisdictions. The extent of the outbreak and its impact on the Company's operations is uncertain. A prolonged outbreak could cause interruptions to the Company's operations and its customers and suppliers.  Additionally, the Company is subject to complex U.S., foreign and other local laws and regulations that are applicable to its operations abroad, such as the Foreign Corrupt Practices Act of 1977, the UK Bribery Act of 2010 and other anti-bribery and anti-corruption laws. Although the Company has implemented internal controls, policies and procedures and employee training and compliance programs to deter prohibited practices, such measures may not be effective in preventing employees, contractors or agents from violating or circumventing such internal policies and violating applicable laws and regulations. Any determination that the Company has violated anti-bribery or anti-corruption laws or sanctions regulations could have a material adverse effect on the Company’s business, operating results and financial condition. Compliance with international and U.S. laws and regulations that apply to the Company’s international operations increases the cost of doing business in foreign jurisdictions. Violations of such laws and regulations may result in severe fines and penalties, criminal sanctions, administrative remedies or restrictions on business conduct, and could have a material adverse effect on the Company’s reputation, its ability to attract and retain employees, its business, operating results and financial condition.
The Company’s business is subject to risks associated with sourcing and manufacturing overseas.
The Company imports large quantities of finished goods, component parts and raw materials. Substantially all of its import operations are subject to customs requirements and to tariffs and quotas set by governments through mutual agreements, bilateral actions or, in some cases unilateral action. In addition, the countries in which the Company’s products and materials are manufactured or imported from (including importation into the U.S. of the Company's products manufactured overseas) may from time to time impose additional quotas, duties, tariffs or other restrictions on its imports (including restrictions on manufacturing operations) or adversely modify existing restrictions. In recent years, changes in U.S. policy regarding international trade, including import and export regulation and international trade agreements, have negatively impacted the Company’s business. For example, in 2018 the U.S. imposed tariffs on steel and aluminum as well as on goods imported from China and certain other countries, which resulted in retaliatory tariffs by China and other countries. Additional tariffs imposed by the U.S. on a broader range of imports, or further retaliatory trade measures taken by China or other countries in response, could result in an increase in supply chain costs that the Company may not be able to offset or otherwise adversely impact the Company’s results of operations. Furthermore, imported products and materials may be subject to future tariffs or other trade measures in the U.S. Imports are also subject to unpredictable foreign currency variation which may increase the Company’s cost of goods sold. Adverse changes in these import costs and restrictions, or failure by the Company’s suppliers to comply with customs regulations or similar laws, could harm the Company’s business.
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
The Company is exposed to risks related to cybersecurity.
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
Breaches of the Company’s technology and systems, or those of the Company’s vendors, whether from circumvention of security systems, denial-of-service attacks or other cyber-attacks, hacking, “phishing” attacks, computer viruses, ransomware or malware, employee or insider error, malfeasance, social engineering, physical breaches or other actions, may result in manipulation or corruption of sensitive data, material interruptions or malfunctions in the Company’s or such vendors’ websites, applications, data processing, and certain products and services, or disruption of other business operations. Furthermore, any such breaches could compromise the confidentiality and integrity of material information held by the Company (including information about the Company’s business, employees or customers), as well as sensitive personally identifiable information (“PII”), the disclosure of which could lead to identity theft. Measures that the Company takes to avoid, detect, mitigate or recover from material incidents, including implementing and conducting training on insider trading policies for the Company’s employees and maintaining contractual obligations for the Company’s third-party vendors, can be expensive, and may be insufficient, circumvented, or may become ineffective.
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
The Company is exposed to risks related to compliance with data privacy laws.
To conduct its operations, the Company regularly moves data across national borders, and consequently is subject to a variety of continuously evolving and developing laws and regulations in the United States and abroad regarding privacy, data protection and data security. The scope of the laws that may be applicable to the Company is often uncertain and may be conflicting, particularly with respect to foreign laws. For example, the European Union’s General Data Protection Regulation (“GDPR”), which became effective in May 2018, greatly increased the jurisdictional reach of European Union law and added a broad array of requirements for handling personal data, including the public disclosure of significant data breaches. Similarly, the California Consumer Privacy Act of 2018 (“CCPA”), which was enacted in June 2018 and came into effect on January 1, 2020, provides a new private right of action for data breaches and requires companies that process information on California residents to make new disclosures to consumers about their data collection, use and sharing practices and allow consumers to opt out of certain data sharing with third parties. The Company's reputation and brand and its ability to attract new customers could also be adversely impacted if the Company fails, or is perceived to have failed, to properly respond to security breaches of its or third party’s information technology systems. Such failure to properly respond could also result in similar exposure to liability.
Additionally, other countries have enacted or are enacting data localization laws that require data to stay within their borders. In many cases, these laws and regulations apply not only to transfers between unrelated third parties but also to transfers between the Company and its subsidiaries. All of these evolving compliance and operational requirements impose significant costs that are likely to increase over time. Implementation of the GDPR and CCPA and other data localization laws will continue to require changes to certain business practices, thereby increasing costs, or may result in negative publicity, require significant management time and attention, and may subject the Company to remedies that may harm its business, including fines or demands or orders that the Company modify or cease existing business practices.
The performance of the Company may suffer from business disruptions or other costs associated with information technology, system implementations, or catastrophic losses affecting distribution centers and other infrastructure.

The Company relies heavily on computer systems, including those of third parties, to manage and operate its businesses, and record and process transactions. Computer systems are important to production planning, customer service and order fulfillment among other business-critical processes. Consistent and efficient operation of the computer hardware and software systems is imperative to the successful sales and earnings performance of the Company's various businesses in many countries.
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
The Company generates approximately 41% of its revenues outside the U.S., including 20% from Europe and 13% from various emerging market countries. Each of the Company’s segments generates sales in these marketplaces. While the Company believes any downturn in the European or emerging marketplaces might be offset to some degree by the relative stability in North America, the Company’s future growth, profitability and financial liquidity could be affected, in several ways, including but not limited to the following:

•	depressed consumer and business confidence may decrease demand for products and services;

•	customers may implement cost reduction initiatives or delay purchases to address inventory levels;

•	significant declines of foreign currency values in countries where the Company operates could impact both the revenue growth and overall profitability in those geographies;

•	a slowing or contracting Chinese economy could reduce China’s consumption and negatively impact the Company’s sales in that region, as well as globally;

•	a devaluation of foreign currencies could have an effect on the credit worthiness (as well as the availability of funds) of customers in those regions impacting the collectability of receivables;

•	a devaluation of foreign currencies could have an adverse effect on the value of financial assets of the Company in the effected countries;

•
the impact of an event (individual country default, Brexit, or break up of the Euro) could have an adverse impact on the global credit markets and global liquidity potentially impacting the Company’s ability to access these credit markets and to raise capital.

Continuing uncertainty associated with Brexit could adversely affect the Company’s business.
While the UK parliament has voted to approve the withdrawal/transition agreement negotiated by the EU and the UK government, significant uncertainty remains with respect to the impacts of Brexit. Brexit could adversely affect European or worldwide political, regulatory, economic or market conditions and could contribute to instability in global political institutions, regulatory agencies and financial markets. Any impact from Brexit on the Company's business and operations over the long term will depend, in part, on the outcome of tariff, tax treaties, trade, regulatory, and other negotiations the UK conducts.
In particular, the Company's operations in the UK will be particularly exposed to the risks and uncertainties relating to Brexit. Depending on the terms of Brexit, the UK could lose access to the single EU market and to the global trade deals negotiated by the EU on behalf of its members. The Bank of England and other observers have warned of a significant probability of a Brexit-related recession in the UK. Volatility in exchanges rates, including potential declines in the value of the British Pound, and in interest rates are also expected. Disruptions and uncertainty caused by Brexit may also cause customers to closely monitor their costs and reduce their spending budget on the Company's products and services. These impacts could cause a significant decline in revenue as the Company generates approximately 4% of its revenues in the UK. In addition, as the UK determines which EU laws to replace or replicate, Brexit could lead to potentially divergent national laws and regulations, which could result in an uncertain and difficult regulatory environment that could negatively impact the Company's UK business.
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
The Company has incurred, and may incur in the future, significant indebtedness, and may in the future issue additional equity securities, in connection with mergers or acquisitions which may impact the manner in which it conducts business or the Company’s access to external sources of liquidity. The potential issuance of such securities may limit the Company’s ability to implement elements of its growth strategy and may have a dilutive effect on earnings.

As described in Note H, Long-Term Debt and Financing Arrangements, of the Notes to Consolidated Financial Statements in Item 8, the Company has a five-year $2.0 billion committed credit facility and a 364-day $1.0 billion committed credit facility.  No amounts were outstanding against either of these facilities at December 28, 2019.
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

•
maintenance of a specified financial ratio. The Company has an interest coverage covenant that must be maintained to permit continued access to its committed revolving credit facilities. The interest coverage ratio tested for covenant compliance compares adjusted Earnings Before Interest, Taxes, Depreciation and Amortization to adjusted Interest Expense ("adjusted EBITDA"/"adjusted Interest Expense"); such adjustments to interest or EBITDA include, but are not limited to, removal of non-cash interest expense and stock-based compensation expense. The interest coverage ratio must not be less than 3.5 times and is computed quarterly, on a rolling twelve months (last twelve months) basis. Under this covenant definition, the interest coverage ratio was 7.8 times EBITDA or higher in each of the 2019 quarterly measurement periods. Management does not believe it is reasonably likely the Company will breach this covenant. Failure to maintain this ratio could adversely affect further access to liquidity.

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
Discontinuation, reform or replacement of the London Inter-bank Offered Rate ("LIBOR") and other benchmark rates, or uncertainty related to the potential for any of the foregoing, may adversely affect the Company.
The UK Financial Conduct Authority announced in 2017 that it intends to phase out LIBOR by the end of 2021. In addition, other regulators have suggested reforming or replacing other benchmark rates. These may be replaced by the Secured Overnight Financing Rate (“SOFR”) or other benchmark rates over the next several years. The discontinuation, reform or replacement of LIBOR or any other benchmark rates may have an unpredictable impact on contractual mechanics in the credit markets or cause disruption to the broader financial markets. These changes, and related uncertainty as to the nature of such potential discontinuation, reform or replacement may create incremental uncertainty in obtaining financing or increase the cost of borrowing. At this time, the Company cannot predict the overall effect of the modification or discontinuation of LIBOR or the establishment of alternative benchmark rates.
The Company’s acquisitions, as well as general business reorganizations, may result in significant costs and certain risks for its business and operations.
In 2019, the Company completed the IES Attachments acquisition as well as a number of other smaller acquisitions. In addition, the Company reached an agreement in January 2020 to acquire Consolidated Aerospace Manufacturing, LLC ("CAM") and may make additional acquisitions in the future.
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
In addition, the success of the Company’s long-term growth and repositioning strategy will depend in part on successful general reorganization including its ability to:

•	combine businesses and operations;

•	integrate departments, systems and procedures; and

•	obtain cost savings and other efficiencies from such reorganizations, including the Company's margin resiliency initiative.
Failure to effectively consummate or manage the pending CAM acquisition and any future acquisitions or general business reorganizations, and mitigate the related risks, may adversely affect the Company’s existing businesses and harm its operational results due to large write-offs, significant restructuring costs, contingent liabilities, substantial depreciation, and/or adverse tax or other consequences. The Company cannot ensure that such integrations and reorganizations will be successfully completed or that all of the planned synergies and other benefits will be realized.
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
The Company maintains an awareness of and responsibility for the potential health and safety impacts on its customers. The Company's product development processes include tollgates for product safety review, and extensive testing is conducted on product safety. Safety reviews are performed at various product development milestones, including a review of product labeling and marking to ensure safety and operational hazards are identified for the customer.
Despite safety and quality reviews, the Consumer Product Safety Commission or other applicable regulatory bodies may require, or the Company may voluntarily institute, the recall, repair or replacement of the Company’s products if those products are found not to be in compliance with applicable standards or regulations. A recall could increase the Company's costs and adversely impact its reputation.
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
As a result of the Black and Decker merger and other acquisitions, the Company has approximately $9.2 billion of goodwill, approximately $2.2 billion of indefinite-lived trade names and approximately $1.4 billion of net definite-lived intangible assets at December 28, 2019. The Company is required to periodically, at least annually, determine if its goodwill or indefinite-lived trade names have become impaired, in which case it would write down the impaired portion of the asset. The definite-lived intangible assets, including customer relationships, are amortized over their estimated useful lives and are evaluated for impairment when appropriate. Impairment of intangible assets may be triggered by developments outside of the Company’s control, such as worsening economic conditions, technological change, intensified competition or other factors resulting in deleterious consequences.
If the investments in employee benefit plans do not perform as expected, the Company may have to contribute additional amounts to these plans, which would otherwise be available to cover operating expenses or other business purposes.
The Company sponsors pension and other post-retirement defined benefit plans. The Company’s defined benefit plan assets are currently invested in equity securities, government and corporate bonds and other fixed income securities, money market instruments and insurance contracts. The Company’s funding policy is generally to contribute amounts determined annually on an actuarial basis to provide for current and future benefits in accordance with applicable law which require, among other things, that the Company make cash contributions to under-funded pension plans. During 2019, the Company made cash contributions to its defined benefit plans of approximately $48 million and expects to contribute $38 million to its defined benefit plans in 2020.
There can be no assurance that the value of the defined benefit plan assets, or the investment returns on those plan assets, will be sufficient in the future. It is therefore possible that the Company may be required to make higher cash contributions to the plans in future years which would reduce the cash available for other business purposes, and that the Company will have to recognize a significant pension liability adjustment which would decrease the net assets of the Company and result in higher expense in future years. The fair value of the defined benefit plan assets at December 28, 2019 was approximately $2.2 billion.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
As of December 28, 2019, the Company and its subsidiaries owned or leased significant facilities used for manufacturing, distribution and sales offices in 21 states and 18 countries. The Company leases its corporate headquarters in New Britain, Connecticut. The Company has 92 facilities including its corporate headquarters that are larger than 100,000 square feet, as follows:

	Owned	Leased	Total
Tools & Storage	45	20	65
Industrial	15	6	21
Security	1	2	3
Corporate	2	1	3
Total	63	29	92
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

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s common stock is listed and traded on the New York Stock Exchange, Inc. (“NYSE”) under the abbreviated ticker symbol “SWK”, and is a component of the Standard & Poor’s (“S&P”) 500 Composite Stock Price Index. The Company’s high and low quarterly stock prices on the NYSE for the years ended December 28, 2019 and December 29, 2018 follow:

	2019			2018
	High	Low	Dividend Per Common Share	High	Low	Dividend Per Common Share
QUARTER:
First	$138.92	$115.69	$0.66	$175.91	$150.84	$0.63
Second	$153.08	$127.22	$0.66	$157.38	$132.81	$0.63
Third	$152.51	$128.85	$0.69	$154.36	$131.84	$0.66
Fourth	$167.76	$135.09	$0.69	$147.51	$108.45	$0.66
Total			$2.70			$2.58
As of February 6, 2020, there were 9,348 holders of record of the Company’s common stock. Information required by Item 201(d) of Regulation S-K concerning securities authorized for issuance under equity compensation plans can be found under Item 12 of this Annual Report on Form 10-K.
Issuer Purchases of Equity Securities
The following table provides information about the Company’s purchases of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934 for the three months ended December 28, 2019:

2019	Total Number Of Shares Purchased (a)	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of A Publicly Announced Plan or Program	Maximum Number Of Shares That May Yet Be Purchased Under The Program (b)
September 29 - November 2	6,078	$146.11	—	11,500,000
November 3 - November 30	—	$—	—	11,500,000
December 1 - December 28	93,854	$155.57	—	11,500,000
Total	99,932	$154.99	—	11,500,000

(a)
The shares of common stock in this column were deemed surrendered to the Company by participants in various benefit plans of the Company to satisfy the participants’ taxes related to vesting or delivery of time-vesting restricted share units under those plans.

(b)
On July 20, 2017, the Board of Directors approved a new repurchase program for up to 15.0 million shares of the Company’s common stock and terminated its previously approved repurchase program. As of December 28, 2019, the authorized shares available for repurchase under the new repurchase program totaled approximately 11.5 million shares. The currently authorized shares available for repurchase do not include approximately 3.6 million shares reserved and authorized for purchase under the Company’s previously approved repurchase program relating to a forward share purchase contract entered into in March 2015. Refer to Note J, Capital Stock, of the Notes to Consolidated Financial Statements in Item 8 for further discussion.

Stock Performance Graph
The following line graph compares the yearly percentage change in the Company’s cumulative total shareholder return for the last five years to that of the S&P 500 Index and the S&P 500 Industrials Index. The Company has decided to use the S&P 500 Industrials Index, which is utilized by a number of the Company’s industrial peers, for the purpose of this disclosure.

THE POINTS IN THE ABOVE TABLE ARE AS FOLLOWS:	2014	2015	2016	2017	2018	2019
Stanley Black & Decker	$100.00	$113.49	$124.45	$187.28	$133.56	$190.15
S&P 500	$100.00	$101.40	$113.51	$138.29	$131.08	$174.29
S&P 500 Industrials	$100.00	$102.95	$113.41	$139.18	$133.88	$179.13
The comparison assumes $100 invested at the closing price on January 2, 2015 in the Company’s common stock, S&P 500 Index, and S&P 500 Industrials Index. Total return assumes reinvestment of dividends.

ITEM 6. SELECTED FINANCIAL DATA
Acquisitions and divestitures completed by the Company during the five-year period presented below affect comparability of results. Refer to Note E, Acquisitions and Investments, and Note T, Divestitures, of the Notes to Consolidated Financial Statements in Item 8 and prior year 10-K filings for further information.

(Millions of Dollars, Except Per Share Amounts)	2019 (a)	2018 (b)	2017 (c)	2016	2015[1]
Net sales	$14,442	$13,982	$12,967	$11,594	$11,172
Net earnings from continuing operations attributable to common shareowners	$956	$605	$1,227	$968	$904
Net loss from discontinued operations(d)	$—	$—	$—	$—	$(20)
Net Earnings Attributable to Common Shareowners	$956	$605	$1,227	$968	$884
Basic earnings (loss) per share:
Continuing operations	$6.44	$4.06	$8.20	$6.63	$6.10
Discontinued operations(d)	$—	$—	$—	$—	$(0.14)
Total basic earnings per share	$6.44	$4.06	$8.20	$6.63	$5.96
Diluted earnings (loss) per share:
Continuing operations	$6.35	$3.99	$8.05	$6.53	$5.92
Discontinued operations(d)	$—	$—	$—	$—	$(0.13)
Total diluted earnings per share	$6.35	$3.99	$8.05	$6.53	$5.79
Percent of net sales (Continuing operations):
Cost of sales	66.7%	65.3%	63.1%	63.2%	63.6%
Selling, general and administrative(e)	21.1%	22.7%	23.1%	22.7%	22.3%
Other, net	1.7%	2.1%	2.1%	1.6%	2.0%
Restructuring charges	1.1%	1.1%	0.4%	0.4%	0.4%
Interest, net	1.6%	1.5%	1.4%	1.5%	1.5%
Earnings before income taxes and equity interest	7.8%	7.3%	11.8%	10.6%	10.3%
Net earnings from continuing operations attributable to common shareowners	6.6%	4.3%	9.5%	8.3%	8.1%
Balance sheet data:
Total assets(f)	$20,597	$19,408	$19,098	$15,655	$15,128
Long-term debt, including current maturities	$3,180	$3,822	$3,806	$3,806	$3,797
Stanley Black & Decker, Inc.’s shareowners’ equity	$9,136	$7,836	$8,302	$6,374	$5,816
Ratios:
Total debt to total capital	27.8%	34.9%	31.5%	37.4%	39.5%
Income tax rate - continuing operations	14.2%	40.7%	19.7%	21.3%	21.6%
Common stock data:
Dividends per share	$2.70	$2.58	$2.42	$2.26	$2.14
Equity per basic share at year-end	$60.97	$53.07	$55.20	$42.80	$39.11
Market price per share — high	$167.76	$175.91	$170.03	$125.78	$110.17
Market price per share — low	$115.69	$108.45	$115.75	$90.14	$90.51
Weighted-average shares outstanding (in 000’s):
Basic	148,365	148,919	149,629	146,041	148,234
Diluted	150,558	151,643	152,449	148,207	152,706
Other information:
Average number of employees	61,755	60,785	57,076	53,231	51,815
Shareowners of record at end of year	9,360	9,727	10,014	10,313	10,603
1 In the first quarter of 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“new revenue standard”) and ASU 2017-07, Compensation - Retirement Benefits (Topic 715) ("new pension standard").  As a result of the adoption of the new revenue standard, 2015 Stanley Black & Decker, Inc.’s shareowners’ equity includes a $4.3 million cumulative effect adjustment for periods prior to fiscal year 2016.  All other 2015 amounts were not recast as a result of the adoption of the new revenue standard or new pension standard.

(a)
The Company's 2019 results include $363 million of pre-tax charges related to restructuring, deal and integration costs, loss on extinguishment of debt, Security business transformation and margin resiliency initiatives, and a gain on a sale of a business. As a result, as a percentage of Net sales, Cost of sales was 27 basis points higher, Selling, general,

& administrative was 97 basis points higher, Other, net was 21 basis points higher, Restructuring charges was 106 basis points higher, and Earnings before income taxes and equity interest was 251 basis points lower. In addition, the Company's share of MTD's net earnings included an after-tax charge of approximately $24 million. Overall, the amounts described above resulted in a decrease to the Company's 2019 Net earnings attributable to common shareowners of $309 million (or $2.05 per diluted share).

(b)
The Company's 2018 results include $450 million of pre-tax charges related to acquisitions, an environmental remediation settlement, a non-cash fair value adjustment, a cost reduction program, an incremental freight charge related to a service provider's bankruptcy, and a loss related to a previously divested business. As a result, as a percentage of Net sales, Cost of sales was 47 basis points higher, Selling, general, & administrative was 113 basis points higher, Other, net was 77 basis points higher, Restructuring charges was 84 basis points higher, and Earnings before income taxes was 322 basis points lower. The Company also recorded a net tax charge of $181 million, which is comprised of charges related to the Tax Cuts and Jobs Act ("the Act"), partially offset by the tax benefit of the above pre-tax charges. Overall, the amounts described above resulted in a decrease to the Company's 2018 Net earnings attributable to common shareowners of $631 million (or $4.16 per diluted share).

(c)
The Company's 2017 results include $156 million of pre-tax acquisition-related charges and a $264 million pre-tax gain on sales of businesses, primarily related to the divestiture of the mechanical security businesses. As a result, as a percentage of Net sales, Cost of sales was 36 basis points higher, Selling, general, & administrative was 29 basis points higher, Other, net was 45 basis points higher, Restructuring charges was 11 basis points higher, and Earnings before income taxes was 83 basis points higher. The net tax benefit of the acquisition-related charges and gain on sales of businesses was $7 million. Income taxes for 2017 also includes a one-time net tax charge of $24 million related to the Act. Overall, the acquisition-related charges, gain on sales of businesses, and one-time net tax charge related to the Act resulted in a net increase to the Company's 2017 Net earnings attributable to common shareowners of $91 million (or $0.59 per diluted share).

(d)
Discontinued operations in 2015 reflects a $20 million loss, or $0.13 per diluted share, primarily related to operating losses associated with the Security segment’s Spain and Italy operations, which were sold in July 2015.

(e)	SG&A is inclusive of the Provision for doubtful accounts.

(f)
In the first quarter of 2019, the Company adopted ASU 2016-02, Leases (Topic 842) ("new lease standard") utilizing the transition method, which allowed the new lease standard to be applied as of the adoption date with no adjustment for periods prior to fiscal year 2019.  As a result, total assets as of December 28, 2019 reflect a lease right-of-use asset of approximately $535 million.

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
Strategic Objectives
The Company continues to pursue a growth and acquisition strategy, which involves industry, geographic and customer diversification to foster sustainable revenue, earnings and cash flow growth, and employ the following strategic framework in pursuit of its vision to deliver top-quartile financial performance, become known as one of the world’s leading innovators and elevate its commitment to social responsibility:

•	Continue organic growth momentum by leveraging the SBD Operating Model to drive innovation and commercial excellence, while diversifying toward higher-growth, higher-margin businesses;

•	Be selective and operate in markets where brand is meaningful, the value proposition is definable and sustainable through innovation, and global cost leadership is achievable; and

•
Pursue acquisitive growth on multiple fronts by building upon its existing global tools platform, expanding the Industrial platform in Engineered Fastening and Infrastructure, consolidating the commercial electronic security industry, and pursuing adjacencies with sound industrial logic.

Execution of the above strategy has resulted in approximately $10.1 billion of acquisitions since 2002 (excluding the Black & Decker merger and pending acquisition of Consolidated Aerospace Manufacturing, LLC, as discussed below), a 20 percent investment in MTD Holdings Inc. ("MTD"), several divestitures, improved efficiency in the supply chain and manufacturing operations, and enhanced investments in organic growth, enabled by cash flow generation and increased debt capacity. In addition, the Company's continued focus on diversification and organic growth has resulted in improved financial results and an increase in its global presence. The Company also remains focused on leveraging its SBD Operating Model to deliver success in the 2020s and beyond. The latest evolution of the SBD Operating Model, formerly Stanley Fulfillment System ("SFS") 2.0, builds on the strength of the Company's past while embracing changes in the external environment to ensure the Company has the right skillsets, incorporates technology advances in all areas, maintains operational excellence, drives efficiency in business processes and resiliency into its culture, delivers extreme innovation and ensures the customer experience is world class. As it has in the past, the new operating model will underpin the Company's ability to deliver above-market organic growth with margin expansion, maintain efficient levels of selling, general and administrative expenses ("SG&A") and deliver top-quartile asset efficiency.
The Company’s long-term financial objectives remain as follows:

•	4-6% organic revenue growth;

•	10-12% total revenue growth;

•	10-12% total EPS growth (7-9% organically) excluding acquisition-related charges;

•	Free cash flow equal to, or exceeding, net income;

•	Sustain 10+ working capital turns; and

•	Cash Flow Return On Investment ("CFROI") between 12-15%.
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

Acquisitions and Investments
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
On January 2, 2019, the Company acquired a 20 percent interest in MTD, a privately held global manufacturer of outdoor power equipment. MTD manufactures and distributes gas-powered lawn tractors, zero turn mowers, walk behind mowers, snow throwers, trimmers, chain saws, utility vehicles and other outdoor power equipment. Under the terms of the agreement, the Company has the option to acquire the remaining 80 percent of MTD beginning on July 1, 2021 and ending on January 2, 2029. In the event the option is exercised, the companies have agreed to a valuation multiple based on MTD’s 2018 Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), with an equitable sharing arrangement for future EBITDA growth. The investment in MTD increases the Company's presence in the $20 billion outdoor power equipment market and allows the two companies to work together to pursue revenue and cost opportunities, improve operational efficiency, and introduce new and innovative products for professional and residential outdoor equipment customers, utilizing each company's respective portfolios of strong brands.
On April 2, 2018, the Company acquired Nelson Fastener Systems (“Nelson”), which excluded Nelson's automotive stud welding business. This acquisition, which has been integrated into the Engineered Fastening business, is complementary to the Company's product offerings, enhances its presence in the general industrial end markets, expands its portfolio of highly-engineered fastening solutions, and is delivering cost synergies.
On March 9, 2017, the Company acquired the Tools business of Newell Brands ("Newell Tools") which included the highly attractive industrial cutting, hand tool and power tool accessory brands IRWIN® and LENOX®. The acquisition enhanced the Company’s position within the global tools & storage industry and broadened the Company’s product offerings and solutions to customers and end users, particularly within power tool accessories.
On March 8, 2017, the Company purchased the Craftsman® brand from Sears Holdings Corporation (“Sears Holdings”). The acquisition provided the Company with the rights to develop, manufacture and sell Craftsman®-branded products in non-Sears Holdings channels. The acquisition significantly increased the availability of Craftsman®-branded products to consumers in previously underpenetrated channels, enhanced innovation, and added manufacturing jobs in the U.S. to support growth.

Pending Acquisition

On January 3, 2020, the Company entered into an agreement to purchase Consolidated Aerospace Manufacturing, LLC ("CAM"). CAM is an industry-leading manufacturer of specialty fasteners and components for the aerospace and defense markets. The Company expects the acquisition to further diversify the Company's presence in the industrial markets and expand its portfolio of specialty fasteners in the high-growth, high-margin aerospace and defense market. The acquisition will provide well-recognized brands, a proven business model, deep customer relationships, an experienced management team and compelling cash flow characteristics, which will create an attractive pathway for profitable organic and acquisitive growth and shareholder returns. This transaction is subject to customary closing conditions, including regulatory approval, and is expected to close in late February 2020.

Refer to Note E, Acquisitions and Investments, for further discussion.

Divestitures

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

2019

The Company reported $363 million in pre-tax charges during 2019, which were comprised of the following:

•	$40 million reducing Gross Profit pertaining to facility-related and inventory step-up charges;

•	$139 million in SG&A primarily for integration-related costs, Security business transformation and margin resiliency initiatives;

•	$30 million in Other, net primarily related to deal transaction costs;

•	$17 million gain related to the sale of the Sargent & Greenleaf business;

•	$153 million in Restructuring charges pertaining to severance and facility closures associated with a cost reduction program; and

•	$18 million related to a non-cash loss on the extinguishment of debt.

The tax effect on the above net charges was approximately $78 million. In addition, the Company's share of MTD's net earnings included an after-tax charge of approximately $24 million primarily related to an inventory step-up adjustment. The amounts above resulted in net after-tax charges of $309 million, or $2.05 per diluted share.

2018

The Company reported $450 million in pre-tax charges during 2018, which were comprised of the following:

•
$66 million reducing Gross Profit primarily pertaining to inventory step-up charges for the Nelson acquisition and an incremental freight charge due to nonperformance by a third-party service provider;

•	$158 million in SG&A primarily for integration-related costs, consulting fees, and a non-cash fair value adjustment;

•	$108 million in Other, net primarily related to deal transaction costs and a settlement with the Environmental Protection Agency ("EPA");

•	$1 million related to a previously divested business; and

•	$117 million in Restructuring charges which primarily related to a cost reduction program.

The Company also recorded a net tax charge of $181 million, which was comprised of charges related to the Tax Cuts and Jobs Act ("the Act") partially offset by the tax benefit of the above pre-tax charges. The above amounts resulted in net after-tax charges of $631 million, or $4.16 per diluted share.

2017

The Company reported $156 million in pre-tax charges during 2017, which were comprised of the following:

•	$47 million reducing Gross Profit primarily pertaining to inventory step-up charges for the Newell Tools acquisition;

•	$38 million in SG&A primarily for integration-related costs and consulting fees;

•	$58 million in Other, net primarily for deal transaction and consulting costs; and

•	$13 million in Restructuring charges pertaining to facility closures and employee severance.

The Company also reported a $264 million pre-tax gain on sales of businesses in 2017, primarily relating to the sale of the majority of the mechanical security businesses. The net tax benefit of the acquisition-related charges and gain on sales of businesses was $7 million. Furthermore, the Company recorded a $24 million net tax charge relating to the Act.

The acquisition-related charges, gain on sales of businesses, and net tax charge relating to the Act resulted in a net after-tax gain of $91 million, or $0.59 per diluted share.

Driving Further Profitable Growth by Fully Leveraging Our Core Franchises

Each of the Company's franchises share common attributes: they have world-class brands and attractive growth characteristics, they are scalable and defensible, they can differentiate through innovation, and they are powered by the SBD Operating Model.

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

•
The Security business, with its attractive recurring revenue, presents a significant margin accretion opportunity over the longer term and has historically provided a stable revenue stream through economic cycles, is a gateway into the digital world and an avenue to capitalize on rapid digital changes. Security has embarked on a business transformation which will apply technology to lower its cost to serve and create new commercial offerings for its small to medium enterprise and large key account customers.

While diversifying the business portfolio through strategic acquisitions remains important, management recognizes that the core franchises described above are important foundations that continue to provide strong cash flow and growth prospects. Management is committed to growing these businesses through innovative product development, brand support, continued investment in emerging markets and a sharp focus on global cost competitiveness.
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
During 2019, the STANLEY®, DEWALT® and CRAFTSMAN® brands had prominent signage in Major League Baseball ("MLB") stadiums appearing in many MLB games. The Company has also maintained long-standing NASCAR and NHRA racing sponsorships, which provided brand exposure during nearly 60 events in 2019 with the STANLEY®, DEWALT®, CRAFTSMAN®, IRWIN® and MAC TOOLS® brands. The Company also advertises in the English Premier League, which is the number one soccer league in the world, featuring STANLEY®, BLACK+DECKER® and DEWALT® brands to a global audience. In 2014, the Company became a sponsor for one of the world’s most popular football clubs, FC Barcelona ("FCB"), including player image rights, hospitality assets and stadium signage. In 2018, the Company was announced as the first ever shirt sponsor for the FCB Women's team in support of its commitment to global diversity and inclusion. In addition, the Company continues to sponsor the Envision Virgin Racing Formula E team in support of the Company's commitment to sustainability and the future of electric mobility.
The above marketing initiatives highlight the Company's strong emphasis on brand building and commercial support, which has resulted in more than 300 billion global brand impressions annually via digital and traditional advertising and strong brand awareness. The Company will continue allocating its brand and advertising spend wisely to capture the emerging digital landscape, whilst continuing to evolve proven marketing programs to deliver famous global brands that are deeply committed to societal improvement, along with transformative technologies to build relevant and meaningful 1:1 customer, consumer, employee and shareholder relationships in support of the Company's long-term vision.

The SBD Operating Model: Winning in the 2020s
Over the past 15 years, the Company has successfully leveraged its proven and continually evolving operating model to focus the organization to sustain top-quartile performance, resulting in asset efficiency, above-market organic growth and expanding operating margins. In its first evolution, the Stanley Fulfillment System ("SFS") focused on streamlining operations, which helped reduce lead times, realize synergies during acquisition integrations, and mitigate material and energy price inflation. In 2015, the Company launched a refreshed and revitalized SFS operating system, entitled SFS 2.0, to drive from a more programmatic growth mentality to a true organic growth culture by more deeply embedding breakthrough innovation and commercial excellence into its businesses, and at the same time, becoming a significantly more digitally-enabled enterprise. Now in 2020, recognizing the changing dynamics of the world in which the Company operates, including the acceleration of technological change, geopolitical instability and the changing nature of work, the Company has launched the new SBD Operating Model: Winning in the 2020s.

At the center of the model is the concept of the interrelationship between people and technology. The remaining four categories are: Performance Resiliency; Extreme Innovation; Operations Excellence and Extraordinary Customer Experience. Each of these elements co-exists synergistically with the others in a systems-based approach.

People and Technology
This pillar emphasizes the Company's belief that the right combination of digitally proficient people applying technology such as artificial intelligence, machine learning, advanced analytics, IOT and others in focused ways can be an enormous source of value creation and sustainability for the Company. It also brings to light the changing nature of work and the talent and skillsets required for individuals and institutions to thrive in the future. With technology infiltrating the workplace at an increasingly rapid pace, the Company believes that the winners in the 2020s will invest heavily in reskilling, upskilling and lifelong learning with an emphasis on the places where people and technology intersect. In other words, technology can make humans more powerful and productive if, and only if, humans know how to apply the technology to maximum advantage. The Company has created plans and programs, as well as a new leadership model to ensure people have the right skills, tools and mindsets to thrive in this era. The ability for employees to embrace technology, learn and relearn new skills and take advantage of the opportunities presented in this new world will be critical to the Company's success.

Performance Resiliency
The Company views performance resiliency as the agility, flexibility and adaptability to sustain strong performance regardless of the operating environment conditions, which requires planning for the unexpected and anticipating exogenous volatility as the new normal. Technology, applied to key business processes, products and business models, will be a key enabler for value creation and performance resiliency as the Company executes sustainable, ongoing transformation across the enterprise.

Extreme Innovation
The Company has a historically strong foundation in innovation, launching more than 1,000 products a year, including breakthroughs such as DEWALT Flexvolt, Atomic and Xtreme. In recent years, the Company has expanded its innovation-focused internal teams and external partnerships, but now it is growing that innovation ecosystem at a rapid pace, expanding the number of external collaborations with start-ups and entrepreneurs, academic institutions, research labs and others. This innovation culture, which includes a focus on social impact in addition to the Company's traditional product and customer focus, enables the Company to introduce products to market faster and reimagine how to operate in today’s technology-enabled, fast-paced world.

Operations Excellence
An intense focus on operations excellence and asset efficiency is mandatory in a dynamic world in which the bar for competitiveness is always moving higher. To help maintain the Company's edge, a much more agile, adaptable and technology-enabled supply chain is necessary. Industry 4.0 is essential to this transformation. For several years, the Company has been moving to a “Make Where We Sell” and “Buy Where We Make” system, where more products are being manufactured in local markets. Today, about 50% of the products sold in North America are made in North America and the target is to continue to push that higher. This will improve customer responsiveness, lower lead times, reduce costs and mitigate geopolitical and currency risk while facilitating major improvements in carbon footprint.

Extraordinary Customer Experience
Customers are increasingly demanding world-class experiences from their brands and expectations for execution at the customer level are growing every day. It is no longer sufficient to have great products on the shelf or in the catalog. The Company knows that to sustain market share growth, it needs to evolve and adapt to provide the types of experiences that customers now expect. While commercial excellence has always been an important part of SFS 2.0 and will continue to be part of the Company's new model, the Company's new thrust in this area takes it to another level. Each of the Company's businesses is making a baseline assessment and segmentation of its various customer experiences while systematically gaining insights into what can be done to elevate those customer experiences to the extraordinary level. As previously noted, the interaction between people and technology will define success in this area.

Leveraging the SBD Operating Model, the Company is building a culture in which it strives to become known as one of the world’s great innovative companies by embracing the current environment of rapid innovation and digital transformation. The Company continues to build a vast innovation focused ecosystem to pursue faster innovation and to remain aware of and open to new technologies and advances by leveraging both internal initiatives and external partnerships. The innovation ecosystem used in concert with the SBD Operating Model is anticipated to allow the Company to apply innovation to its core processes in manufacturing and back office functions to reduce operating costs and inefficiencies, develop core and breakthrough product innovations within each of its businesses, and pursue disruptive business models to either push into new markets or change existing business models before competition or new market entrants capture the opportunity. The Company continues to make progress towards this vision, as evidenced by the creation of Innovation Everywhere, a program that encourages and empowers all employees to implement value creation and cost savings using collaborative and innovative solutions, breakthrough innovation teams in each business, the Stanley Ventures group, which invests capital in new and emerging start-ups in core focus areas, the Techstars partnership, which selects start-ups from around the world with the goal of bringing breakthrough technologies to market, the Manufactory 4.0, which is the Company's epicenter for Industry 4.0 technology development and partnership, and STANLEY X, a Silicon Valley based team, which is building its own set of disruptive initiatives and exploring new business models.

The Company has made a significant commitment to the SBD Operating Model and management believes that its success will be characterized by continued asset efficiency, organic growth in the 4-6% range as well as expanded operating margin rates over the next 3 to 5 years as the Company leverages the growth and reduces structural SG&A levels.

The Company believes that the SBD Operating Model will serve as a powerful value driver in the years ahead, ensuring the Company is positioned to win in the 2020s by developing and obtaining the right people and technology to deliver performance resiliency, extreme innovation, operations excellence and an extraordinary customer experience. The new operating model, in concert with the Company's innovation ecosystem, will enable the Company to change as rapidly as the external environment which directly supports achievement of the Company's long-term financial objectives, including its vision, and further enables its shareholder-friendly capital allocation approach, which has served the Company well in the past and will continue to do so in the future.
Outlook for 2020
This outlook discussion is intended to provide broad insight into the Company’s near-term earnings and cash flow generation prospects. The Company expects 2020 diluted earnings per share to approximate $8.05 to $8.35 ($8.80 to $9.00 excluding acquisition-related and other charges), and free cash flow conversion, defined as free cash flow divided by net income, to approximate 90% to 100%, reflecting the impact of restructuring payments associated with the 2019 cost reduction program. The 2020 outlook for adjusted diluted earnings per share assumes approximately $0.95 of accretion due to the benefit from the cost reduction program; approximately $0.40 to $0.50 of accretion related to organic growth; approximately $0.60 to $0.70 of dilution from incremental tariffs and currency headwinds; and approximately $0.25 of dilution due to the expected tax rate, financing costs and other items below operating margin.

The difference between the 2020 diluted earnings per share outlook and the diluted earnings per share range, excluding charges, is $0.65 to $0.75, consisting of acquisition-related and other charges. These forecasted charges primarily relate to restructuring, deal and integration costs, as well as Security business transformation and key margin resiliency initiatives.

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

Net Sales: Net sales were $14.442 billion in 2019 compared to $13.982 billion in 2018, representing an increase of 3% driven by organic growth of 3%, including a 2% increase in volume and 1% increase in price. Acquisitions, primarily IES Attachments, increased sales by 2%, while the impact of foreign currency decreased sales by 2%. Tools & Storage net sales increased 3% compared to 2018 due to increases in volume and price of 4% and 1%, respectively, partially offset by a 2% decrease from foreign currency. Industrial net sales increased 11% compared to 2018 primarily due to acquisition growth of 16%, partially offset by decreases of 3% from lower volumes and 2% from foreign currency. Security net sales declined 2% compared to 2018 as 1% increases in both price and small bolt-on commercial electronic security acquisitions were more than offset by a 3% decrease due to foreign currency and a 1% decrease from the sale of the Sargent & Greenleaf business.

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

Gross Profit: The Company reported gross profit of $4.806 billion, or 33.3% of net sales, in 2019 compared to $4.851 billion, or 34.7% of net sales, in 2018. Acquisition-related and other charges, which reduced gross profit, were $39.7 million in 2019 and $65.7 million in 2018. Excluding these charges, gross profit was 33.5% of net sales in 2019 compared to 35.2% in 2018, as volume, productivity and price were more than offset by tariffs, commodity inflation and foreign exchange.

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

SG&A Expense: Selling, general and administrative expenses, inclusive of the provision for doubtful accounts (“SG&A”), were $3.041 billion, or 21.1% of net sales, in 2019 compared to $3.172 billion, or 22.7% of net sales, in 2018. Within SG&A, acquisition-related and other charges totaled $139.5 million in 2019 and $157.8 million in 2018. Excluding these charges, SG&A was 20.1% of net sales in 2019 compared to 21.6% in 2018, primarily reflecting disciplined cost management and actions taken in response to external headwinds.

SG&A expenses were $3.172 billion, or 22.7% of net sales, in 2018 compared to $2.999 billion, or 23.1% of net sales, in 2017. Acquisition-related and other charges totaled $157.8 million in 2018 and $37.7 million in 2017. Excluding these charges, SG&A was 21.6% of net sales in 2018 compared to 22.8% in 2017, due primarily to prudent cost management and volume leverage.

Distribution center costs (i.e. warehousing and fulfillment facility and associated labor costs) are classified within SG&A. This classification may differ from other companies who may report such expenses within cost of sales. Due to diversity in practice, to the extent the classification of these distribution costs differs from other companies, the Company’s gross margins may not be comparable. Such distribution costs classified in SG&A amounted to $326.7 million in 2019, $316.0 million in 2018 and $279.8 million in 2017.

Corporate Overhead: The corporate overhead element of SG&A, which is not allocated to the business segments, amounted to $229.5 million, or 1.6% of net sales, in 2019, $202.8 million, or 1.5% of net sales, in 2018 and $217.4 million, or 1.7% of net sales, in 2017. Excluding acquisition-related charges of $23.4 million in 2019, $12.7 million in 2018, and $0.7 million in 2017, the corporate overhead element of SG&A was 1.4% of net sales in 2019 and 2018, compared to 1.7% in 2017, reflecting continued cost management.

Other, net: Other, net totaled $249.1 million in 2019 compared to $287.0 million in 2018 and $269.2 million in 2017. Excluding acquisition-related and other charges, Other, net totaled $218.9 million, $178.9 million, and $211.0 million in 2019, 2018, and 2017, respectively. The year-over-year increase in 2019 was driven by higher intangible amortization and a favorable resolution of a prior claim in 2018. The year-over-year decrease in 2018 was driven by an environmental remediation charge of $17 million in 2017 relating to a legacy Black & Decker site and a favorable resolution of a prior claim in 2018, which more than offset higher intangible amortization expense in 2018.

(Gain) Loss on Sales of Businesses: During 2019, the Company reported a $17.0 million gain relating to the sale of the Sargent and Greenleaf business. During 2018, the Company reported a $0.8 million loss relating to a previously divested business. During 2017, the Company reported a $264.1 million gain primarily relating to the sale of the majority of the Company's mechanical security businesses.

Pension Settlement: Pension settlement of $12.2 million in 2017 reflects losses previously reported in Accumulated other comprehensive loss related to a non-U.S. pension plan for which the Company settled its obligation by purchasing an annuity and making lump sum payments to participants.

Loss on Debt Extinguishment: During the fourth quarter of 2019, the Company extinguished $750 million of its notes payable and recognized a $17.9 million pre-tax loss related to the write-off of deferred financing fees.

Interest, net: Net interest expense in 2019 was $230.4 million compared to $209.2 million in 2018 and $182.5 million in 2017. The increase in 2019 compared to 2018 was primarily driven by interest on the senior unsecured notes issued in November 2018 and lower interest income on deposits due to a decline in rates. The increase in net interest expense in 2018 versus 2017 was primarily due to higher interest rates and higher average balances relating to the Company's U.S. commercial paper borrowings partially offset by higher interest income.

Income Taxes: The Company's effective tax rate was 14.2% in 2019, 40.7% in 2018, and 19.7% in 2017. Excluding the impact of divestitures and acquisition-related and other charges previously discussed, the effective tax rate in 2019 is 16.0%. This effective tax rate differs from the U.S. statutory tax rate primarily due to a portion of the Company's earnings being realized in lower-taxed foreign jurisdictions, and the favorable effective settlements of income tax audits.

The 2018 effective tax rate included net charges associated with the Act, which primarily related to the re-measurement of existing deferred tax balances, adjustments to the one-time transition tax, and the provision of deferred taxes on unremitted foreign earnings and profits for which the Company no longer asserted indefinite reinvestment. Excluding the impacts of the net charge related to the Act as well as the acquisition-related and other charges previously discussed, the effective tax rate in 2018 was 16.0%.  This effective tax rate differed from the U.S. statutory tax rate primarily due to a portion of the Company's earnings being realized in lower-taxed foreign jurisdictions and the favorable effective settlements of income tax audits.

The 2017 effective tax rate included a one-time net charge relating to the provisional amounts recorded associated with the Act, which was enacted in December 2017. The net charge primarily related to the re-measurement of existing deferred tax balances and the one-time transition tax. Excluding the impact of the divestitures, acquisition-related charges, and the net charge related to the Act, the effective tax rate was 20.0% in 2017.  This effective tax rate differed from the U.S. statutory rate primarily due to a portion of the Company's earnings being realized in lower-taxed foreign jurisdictions, the favorable settlement of certain income tax audits, and the acceleration of certain tax credits resulting in a tax benefit.

Business Segment Results
The Company’s reportable segments are aggregations of businesses that have similar products, services and end markets, among other factors. The Company utilizes segment profit which is defined as net sales minus cost of sales and SG&A inclusive of the provision for doubtful accounts (aside from corporate overhead expense), and segment profit as a percentage of net sales to assess the profitability of each segment. Segment profit excludes the corporate overhead expense element of SG&A, other, net (inclusive of intangible asset amortization expense), gain or loss on sales of businesses, pension settlement, restructuring charges, loss on debt extinguishment, interest income, interest expense, income taxes and share of net loss of equity method investment. Corporate overhead is comprised of world headquarters facility expense, cost for the executive management team and expenses pertaining to certain centralized functions that benefit the entire Company but are not directly attributable to the businesses, such as legal and corporate finance functions. Refer to Note F, Goodwill and Intangible Assets, and Note O, Restructuring Charges, for the amount of intangible asset amortization expense and net restructuring charges, respectively, attributable to each segment.

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

(Millions of Dollars)	2019	2018	2017
Net sales	$10,062	$9,814	$9,045
Segment profit	$1,533	$1,393	$1,439
% of Net sales	15.2%	14.2%	15.9%
Tools & Storage net sales increased $248.1 million, or 3%, in 2019 compared to 2018 due to a 4% increase in volume and 1% increase in price, partially offset by unfavorable currency of 2%. The 5% organic growth was led by North America and Europe, more than offsetting a decline in emerging markets. North America organic growth was driven by the roll-out of the Craftsman brand and new product innovation, such as DEWALT Flexvolt, Atomic and Xtreme, partially offset by declines in Canada and industrial-focused businesses. Europe growth was supported by new products and successful commercial actions. The organic decline in emerging markets was driven by weak market conditions in Turkey, China and certain countries in Latin America, which more than offset the benefits from price, new product launches and e-commerce expansion.

Segment profit amounted to $1.533 billion, or 15.2% of net sales, in 2019 compared to $1.393 billion, or 14.2% of net sales, in 2018. Excluding acquisition-related and other charges of $44.3 million and $142.6 million in 2019 and 2018, respectively, segment profit amounted to 15.7% of net sales in 2019 compared to 15.6% in 2018, as the benefits from volume leverage, actions taken in response to external headwinds and price were partially offset by tariffs, commodity inflation, and foreign exchange.

Tools & Storage net sales increased $769.0 million, or 9%, in 2018 compared to 2017. Organic sales increased 7%, with a 6% increase in volume and 1% increase in price, reflecting strong growth in each of the regions, and acquisitions, primarily Newell Tools, increased net sales by 2%. North America growth was driven by new product innovation, the roll-out of the Craftsman brand and price realization. Europe growth was supported by new products and successful commercial actions. The growth in emerging markets was driven by mid-price-point product releases, e-commerce strategies and pricing actions.

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

(Millions of Dollars)	2019	2018	2017
Net sales	$2,435	$2,188	$1,974
Segment profit	$334	$320	$346
% of Net sales	13.7%	14.6%	17.5%
Industrial net sales increased $246.9 million, or 11%, in 2019 compared to 2018, due to acquisition growth of 16%, partially offset by declines of 3% in volume and 2% from foreign currency. Engineered Fastening organic revenues decreased 3% as fastener penetration gains were more than offset by inventory reductions and lower production levels within industrial and automotive customers. Infrastructure organic revenues were down 2%, as growth within Oil & Gas was offset by declines in hydraulic tools from a difficult scrap steel market.

Segment profit totaled $334.1 million, or 13.7% of net sales, in 2019 compared to $319.8 million, or 14.6% of net sales, in 2018. Excluding acquisition-related and other charges of $25.8 million and $26.0 million in 2019 and 2018, respectively, segment profit amounted to 14.8% of net sales in 2019 compared to 15.8% in 2018, as productivity gains and cost control were more than offset by lower volume and externally driven cost inflation.

Industrial net sales increased $213.5 million, or 11%, in 2018 compared to 2017, due to acquisition growth of 9% and favorable foreign currency of 2%. Engineered Fastening organic revenues increased 1% due primarily to industrial and automotive fastener penetration gains which were partially offset by the expected impact from lower automotive system shipments. Infrastructure organic revenues were down 1% due to anticipated lower pipeline project activity in Oil & Gas, partially offset by volume growth in hydraulic tools.

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

(Millions of Dollars)	2019	2018	2017
Net sales	$1,945	$1,981	$1,947
Segment profit	$127	$169	$212
% of Net sales	6.5%	8.5%	10.9%
Security net sales decreased $35.2 million, or 2%, in 2019 compared to 2018, as 1% increases in both price and small bolt-on commercial electronic security acquisitions were more than offset by a 3% decrease due to foreign currency and a 1% decrease from the sale of the Sargent & Greenleaf business. Organic sales for North America increased 3% driven by increased installations within commercial electronic security and higher volumes in healthcare and automatic doors. Europe declined 1% organically as growth in France was offset by continued market weakness in the Nordics and the UK.
Segment profit amounted to $126.6 million, or 6.5% of net sales, in 2019 compared to $169.3 million, or 8.5% of net sales, in 2018. Excluding acquisition-related and other charges of $85.7 million and $42.2 million in 2019 and 2018, respectively, segment profit amounted to 10.9% of net sales in 2019 compared to 10.7% in 2018, as the benefits of organic growth and a focus on cost containment were partially offset by investments to support the business transformation in commercial electronic security and the dilutive impact from the Sargent & Greenleaf divestiture.

Security net sales increased $33.3 million, or 2%, in 2018 compared to 2017, primarily due to increases of 1% in price, 3% in small bolt-on commercial electronic security acquisitions and 1% in foreign currency, partially offset by declines of 1% from the sale of the majority of the mechanical security businesses and 2% from lower volumes. Organic sales for North America decreased 1% as higher volumes within automatic doors were offset by lower installations in commercial electronic security. Europe declined 1% organically as strength within the Nordics was offset by weakness in the UK and France.

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

RESTRUCTURING ACTIVITIES
A summary of the restructuring reserve activity from December 29, 2018 to December 28, 2019 is as follows:

(Millions of Dollars)	December 29, 2018	Net Additions	Usage	Currency	December 28, 2019
Severance and related costs	$105.7	$131.9	$(97.4)	$0.1	$140.3
Facility closures and asset impairments	3.1	22.2	(17.9)	0.1	7.5
Total	$108.8	$154.1	$(115.3)	$0.2	$147.8

During 2019, the Company recognized net restructuring charges of $154.1 million, primarily related to severance costs associated with a cost reduction program announced in the third quarter of 2019. Current and expected actions of the program include headcount reductions across the Company as well as footprint rationalization opportunities. The Company expects the 2019 actions to result in annual net cost savings of approximately $185 million by the end of 2020.

The majority of the $147.8 million of reserves remaining as of December 28, 2019 is expected to be utilized within the next twelve months.

During 2018, the Company recognized net restructuring charges of $160.3 million, which primarily related to a cost reduction program executed in the fourth quarter of 2018. This amount reflected $151.0 million of net severance charges associated with the reduction of 4,184 employees and $9.3 million of facility closure and other restructuring costs. The 2018 actions resulted in annual net cost savings of approximately $230 million, primarily in the Tools & Storage and Security segments.

During 2017, the Company recognized net restructuring charges of $51.5 million. This amount reflected $40.6 million of net severance charges associated with the reduction of 1,584 employees and $10.9 million of facility closure and other restructuring costs. The 2017 actions resulted in annual net cost savings of approximately $45 million in 2018, primarily in the Tools & Storage and Security segments.

Segments: The $154 million of net restructuring charges in 2019 includes: $63 million pertaining to the Tools & Storage segment; $27 million pertaining to the Industrial segment; $18 million pertaining to the Security segment; and $46 million pertaining to Corporate.

The anticipated annual net cost savings of approximately $185 million related to the 2019 restructuring actions include: $89 million in the Tools & Storage segment; $34 million in the Industrial segment; $28 million in the Security segment; and $34 million in Corporate.
FINANCIAL CONDITION
Liquidity, Sources and Uses of Capital: The Company’s primary sources of liquidity are cash flows generated from operations and available lines of credit under various credit facilities.

Operating Activities: Cash flows provided by operations were $1.506 billion in 2019 compared to $1.261 billion in 2018. The year-over-year increase was mainly attributable to improved working capital (accounts receivable, inventory, accounts payable and deferred revenue) as a result of an intense focus on working capital management and lower inventory investment associated with recent Tools & Storage brand roll-outs.

In 2018, cash flows from operations were $1.261 billion compared to $669 million in 2017. The year-over-year increase related primarily to the retrospective adoption of new cash flow accounting standards in the first quarter of 2018, which decreased 2017 operating cash flows by approximately $750 million. Excluding the impact of these new standards, cash flows provided by operations in 2018 decreased year-over-year primarily due to higher income tax payments and higher payments associated with acquisition-related and other charges.

Free Cash Flow: Free cash flow, as defined in the table below, was $1.081 billion in 2019 compared to $769 million in 2018 and $226 million in 2017. Excluding the retrospective impacts of the previously discussed new cash flow standards adopted in the first quarter of 2018, free cash flow totaled $976 million in 2017. The improvement in free cash flow in 2019 was driven by higher operating cash flows as discussed above and lower capital expenditures due to higher investments in the Company's supply chain and SFS 2.0 initiatives in both 2018 and 2017. Management considers free cash flow an important indicator of its liquidity, as well as its ability to fund future growth and provide dividends to shareowners. Free cash flow does not include deductions for mandatory debt service, other borrowing activity, discretionary dividends on the Company’s common stock and business acquisitions, among other items.

(Millions of Dollars)	2019	2018	2017
Net cash provided by operating activities	$1,506	$1,261	$669
Less: capital and software expenditures	(425)	(492)	(443)
Free cash flow	$1,081	$769	$226

Investing Activities: Cash flows used in investing activities totaled $1.209 billion in 2019, driven by business acquisitions of $685 million, primarily related to IES Attachments, capital and software expenditures of $425 million and purchases of investments of $261 million, which mainly related to the 20 percent investment in MTD.

Cash flows used in investing activities in 2018 totaled $989 million, primarily due to business acquisitions of $525 million, mainly related to the Nelson acquisition, and capital and software expenditures of $492 million. The increase in capital and software expenditures in 2018 was primarily due to technology-related and capacity investments to support the Company's strong organic growth and its SFS 2.0 initiatives.

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

Financing Activities: Cash flows used in financing activities totaled $293 million in 2019 driven by payments on long-term debt of $1.150 billion and cash dividend payments of $402 million, partially offset by $735 million in net proceeds from the issuance of equity units and net proceeds from debt issuances of $496 million.

Cash flows used in financing activities totaled $562 million in 2018 primarily related to the repurchase of common shares for $527 million and cash dividend payments of $385 million, partially offset by $433 million of net proceeds from short-term borrowings under the Company's commercial paper program.

Cash flows provided by financing activities in 2017 totaled $295 million, primarily due to $726 million in net proceeds from the issuance of equity units, partially offset by $363 million of cash payments for dividends and $77 million of net repayments of short-term borrowings under the Company's commercial paper program.

Fluctuations in foreign currency rates negatively impacted cash by $1 million and $54 million in 2019 and 2018, respectively, due to the strengthening of the U.S. Dollar against the Company's other currencies, while positively impacting cash by $81 million in 2017 due to the weakening of the U.S. Dollar against other currencies.

Refer to Note H, Long-Term Debt and Financing Arrangements, and Note J, Capital Stock, for further discussion regarding the Company's debt and equity arrangements.
Credit Ratings and Liquidity:
The Company maintains strong investment grade credit ratings from the major U.S. rating agencies on its senior unsecured debt (S&P A, Fitch A-, Moody's Baa1), as well as its commercial paper program (S&P A-1, Fitch F1, Moody's P-2). The Company's Fitch short-term credit rating was upgraded to F1 during the third quarter of 2019 from the previous rating of F2. Failure to maintain strong investment grade rating levels could adversely affect the Company’s cost of funds, liquidity and access to capital markets, but would not have an adverse effect on the Company’s ability to access its existing committed credit facilities.

Cash and cash equivalents totaled $298 million as of December 28, 2019, comprised of $57 million in the U.S. and $241 million in foreign jurisdictions. As of December 29, 2018, cash and cash equivalents totaled $289 million, comprised of $60 million in the U.S. and $229 million in foreign jurisdictions.

As a result of the Act, the Company's tax liability related to the one-time transition tax associated with unremitted foreign earnings and profits totaled $344 million at December 28, 2019. The Act permits a U.S. company to elect to pay the net tax liability interest-free over a period of up to eight years. See the Contractual Obligations table below for the estimated amounts due by period. The Company has considered the implications of paying the required one-time transition tax, and believes it will not have a material impact on its liquidity. Refer to Note Q, Income Taxes, for further discussion of the impacts of the Act.

The Company has a $3.0 billion commercial paper program which includes Euro denominated borrowings in addition to U.S. Dollars. As of December 28, 2019, the Company had approximately $336 million of borrowings outstanding representing Euro denominated commercial paper, which was designated as a net investment hedge. As of December 29, 2018, the Company had approximately $373 million of borrowings outstanding, of which approximately $229 million in Euro denominated commercial paper was designated as a net investment hedge. Refer to Note I, Financial Instruments, for further discussion.

The Company has a five-year $2.0 billion committed credit facility (the “5-Year Credit Agreement”). Borrowings under the 5-Year Credit Agreement may be made in U.S. Dollars, Euros or Pounds Sterling. A sub-limit amount of $653.3 million is designated for swing line advances which may be drawn in Euros pursuant to the terms of the 5-Year Credit Agreement. Borrowings bear interest at a floating rate plus an applicable margin dependent upon the denomination of the borrowing and specific terms of the 5-Year Credit Agreement. The Company must repay all advances under the 5-Year Credit Agreement by the earlier of September 12, 2023 or upon termination. The 5-Year Credit Agreement is designated to be part of the liquidity back-stop for the Company's $3.0 billion U.S. Dollar and Euro commercial paper program. As of December 28, 2019, and December 29, 2018, the Company had not drawn on its five-year committed credit facility.

In September 2019, the Company terminated its 364-Day $1.0 billion committed credit facility and concurrently executed a new 364-Day $1.0 billion committed credit facility (the "September 364-Day Credit Agreement"). Borrowings under the September 364-Day Credit Agreement may be made in U.S. Dollars or Euros and bear interest at a floating rate plus an applicable margin dependent upon the denomination of the borrowing and pursuant to the terms of the September 364-Day Credit Agreement. The Company must repay all advances under the September 364-Day Credit Agreement by the earlier of September 9, 2020 or upon termination. The Company may, however, convert all advances outstanding upon termination into a term loan that shall be repaid in full no later than the first anniversary of the termination date provided that the Company, among other things, pays a fee to the administrative agent for the account of each lender. The September 364-Day Credit Agreement serves as part of the liquidity back-stop for the Company’s $3.0 billion U.S. Dollar and Euro commercial paper program previously discussed. As of December 28, 2019, and December 29, 2018, the Company had not drawn on its 364-Day committed credit facilities.

In addition, the Company has other short-term lines of credit that are primarily uncommitted, with numerous banks, aggregating $521 million, of which approximately $433 million was available at December 28, 2019. Short-term arrangements are reviewed annually for renewal.

At December 28, 2019, the aggregate amount of committed and uncommitted lines of credit, long-term and short-term, was $3.5 billion. At December 28, 2019, $337 million was recorded as short-term borrowings relating to commercial paper and amounts outstanding against uncommitted lines. In addition, $89 million of the short-term credit lines was utilized primarily pertaining to outstanding letters of credit for which there are no required or reported debt balances. The weighted-average interest rate on U.S. dollar denominated short-term borrowings for 2019 and 2018 was 2.3%. The weighted-average interest rate on Euro denominated short-term borrowings for 2019 and 2018 was negative 0.3%.

In February 2020, the Company issued $750 million of senior unsecured term notes maturing March 15, 2030 ("2030 Term Notes") and $750 million of fixed-to-fixed reset rate junior subordinated debentures maturing March 15, 2060 (“2060 Junior Subordinated Debentures”). The 2030 Term Notes will accrue interest at a fixed rate of 2.3% per annum, with interest payable semi-annually in arrears, and rank equally in right of payment with all of the Company's existing and future unsecured and unsubordinated debt. The 2060 Junior Subordinated Debentures will bear interest at a fixed rate of 4.0% per annum, payable semi-annually in arrears, up to but excluding March 15, 2025. From and including March 15, 2025, the interest rate will be reset for each subsequent five-year reset period equal to the Five-Year Treasury Rate plus 2.657%. The Five-Year Treasury Rate is based on the average yields on actively traded U.S. treasury securities adjusted to constant maturity, for five-year maturities.  On each five-year reset date, the 2060 Junior Subordinated Debentures can be called at par value. The 2060 Junior Subordinated Debentures are unsecured and rank subordinate and junior in right of payment to all of the Company’s existing and future senior debt. The Company received total net proceeds from these offerings of approximately $1.487 billion, which reflected approximately $13 million of underwriting expenses and other fees associated with the transactions. The net proceeds from the offering will be used for general corporate purposes, including acquisition funding and repayment of short-term borrowings.

In December 2019, the Company redeemed all of the outstanding 2052 Junior Subordinated Debentures for approximately $760 million, which represented 100% of the principal amount plus accrued and unpaid interest.

In March 2019, the Company issued $500 million of senior unsecured notes, maturing on March 1, 2026 ("2026 Term Notes"). The 2026 Term Notes accrue interest at a fixed rate of 3.40% per annum with interest payable semi-annually in arrears. The 2026 Term Notes rank equally in right of payment with all of the Company's existing and future unsecured and unsubordinated debt. The Company received net cash proceeds of $496 million which reflects the notional amount offset by a discount, underwriting expenses, and other fees associated with the transaction. The Company used the net proceeds from the offering for general corporate purposes, including repayment of other borrowings.

In February 2019, the Company redeemed all of the outstanding 2053 Junior Subordinated Debentures for approximately $406 million, which represented 100% of the principal amount plus accrued and unpaid interest.

In November 2019, the Company issued 7,500,000 Equity Units with a total notional value of $750 million ("2019 Equity Units"). Each unit has a stated amount of $100 and initially consisted of a three-year forward stock purchase contract ("2022 Purchase Contracts") for the purchase of a variable number of shares of common stock, on November 15, 2022, for a price of $100, and a 10% beneficial ownership interest in one share of 0% Series D Cumulative Perpetual Convertible Preferred Stock, without par, with a liquidation preference of $1,000 per share ("Series D Preferred Stock"). The Company received approximately $735 million in cash proceeds from the 2019 Equity Units, net of underwriting costs and commissions, before offering expenses, and issued 750,000 shares of Series D Preferred Stock, recording $750 million in preferred stock. The proceeds were used, together with cash on hand, to redeem the 2052 Junior Subordinated Debentures in December 2019, as previously discussed. The Company also used $19 million of the proceeds to enter into capped call transactions utilized to hedge potential economic dilution. On and after November 15, 2022, the Series D Preferred Stock may be converted into common stock at the option of the holder. At the election of the Company, upon conversion, the Company may deliver cash, common stock, or a combination thereof. On or after December 22, 2022, the Company may elect to redeem for cash, all or any portion of the outstanding shares of the Series D Preferred Stock at a redemption price equal to 100% of the liquidation preference, plus any accumulated and unpaid dividends. If the Company calls the Series D Preferred Stock for redemption, holders may convert their shares immediately preceding the redemption date. Upon settlement of the 2022 Purchase Contracts, the Company will receive additional cash proceeds of $750 million. The Company will pay the holders of the 2022 Purchase Contracts quarterly contract adjustment payments, which will commence February 15, 2020. As of December 28, 2019, the present value of the contract adjustment payments was approximately $114 million.

In March 2018, the Company purchased from a financial institution “at-the-money” capped call options with an approximate term of three years, on 3.2 million shares of its common stock (subject to customary anti-dilution adjustments) for an aggregate premium of $57 million. As of December 28, 2019, the capped call has an adjusted lower strike price of $156.59 and an adjusted upper strike price of $203.57. The purpose of the capped call options was to hedge the risk of stock price appreciation between the lower and upper strike prices of the capped call options for a future share repurchase.

In May 2017, the Company issued 7,500,000 Equity Units with a total notional value of $750 million ("2017 Equity Units"). Each unit has a stated amount of $100 and initially consisted of a three-year forward stock purchase contract ("2020 Purchase Contracts") for the purchase of a variable number of shares of common stock, on May 15, 2020, for a price of $100, and a 10% beneficial ownership interest in one share of 0% Series C Cumulative Perpetual Convertible Preferred Stock, without par, with a liquidation preference of $1,000 per share ("Series C Preferred Stock"). The Company received approximately $726 million in cash proceeds from the 2017 Equity Units, net of underwriting costs and commissions, before offering expenses, and issued 750,000 shares of Series C Preferred Stock, recording $750 million in preferred stock. The proceeds were used for general corporate purposes, including repayment of short-term borrowings. The Company also used $25 million of the proceeds to enter into capped call transactions utilized to hedge potential economic dilution. On and after May 15, 2020, the Series C Preferred Stock may be converted into common stock at the option of the holder. At the election of the Company, upon conversion, the Company may deliver cash, common stock, or a combination thereof. On or after June 22, 2020, the Company may elect to redeem for cash, all or any portion of the outstanding shares of the Series C Preferred Stock at a redemption price equal to 100% of the liquidation preference, plus any accumulated and unpaid dividends. If the Company calls the Series C Preferred Stock for redemption, holders may convert their shares immediately preceding the redemption date. Upon settlement of the 2020 Purchase Contracts, the Company will receive additional cash proceeds of $750 million. The Company pays the holders of the 2020 Purchase Contracts quarterly contract adjustment payments, which commenced in August 2017. As of December 28, 2019, the present value of the contract adjustment payments was approximately $20 million.

In March 2015, the Company entered into a forward share purchase contract with a financial institution counterparty for 3,645,510 shares of common stock. The contract obligates the Company to pay $350 million, plus an additional amount related to the forward component of the contract. In February 2020, the Company amended the settlement date to April 2022, or earlier at the Company's option.

Refer to Note H, Long-Term Debt and Financing Arrangements, and Note J, Capital Stock, for further discussion regarding the Company's debt and equity arrangements.
Contractual Obligations: The following table summarizes the Company’s significant contractual obligations and commitments that impact its liquidity:

Payments Due by Period
(Millions of Dollars)	Total	2020	2021-2022	2023-2024	Thereafter
Long-term debt (a)	$4,704	$—	$1,154	$—	$3,550
Interest payments on long-term debt (b)	2,224	177	340	282	1,425
Short-term borrowings	336	336	—	—	—
Lease obligations	607	144	193	113	157
Inventory purchase commitments (c)	523	523	—	—	—
Deferred compensation	30	4	1	1	24
Marketing commitments	34	25	9	—	—
Derivatives (d)	41	—	41	—	—
Forward stock purchase contract (e)	350	—	350	—	—
Pension funding obligations (f)	38	38	—	—	—
Contract adjustment fees (g)	138	59	79	—	—
Purchase price (h)	250	250	—	—	—
U.S. income tax (i)	344	9	70	153	112
Total contractual cash obligations	$9,619	$1,565	$2,237	$549	$5,268

(a)
Future payments on long-term debt encompass all payments related to aggregate debt maturities, excluding certain fair value adjustments included in long-term debt. As previously discussed, the Company issued the 2030 Term Notes and 2060 Junior Subordinated Debentures in February 2020. Accordingly, the future payments related to these issuances have been reflected in the table above. Refer to Note H, Long-Term Debt and Financing Arrangements.

(b)
Future interest payments on long-term debt reflect the applicable interest rate in effect at December 28, 2019. In addition, the amounts above reflect future interest payments associated with the previously discussed 2030 Term Notes and 2060 Junior Subordinated Debentures issued in February 2020.

(c)	Inventory purchase commitments primarily consist of open purchase orders to purchase raw materials, components, and sourced products.

(d)
Future cash flows on derivative instruments reflect the fair value and accrued interest as of December 28, 2019. The ultimate cash flows on these instruments will differ, perhaps significantly, based on applicable market interest and foreign currency rates at their maturity.

(e)
In March 2015, the Company entered into a forward share purchase contract with a financial institution counterparty which obligates the Company to pay $350 million, plus an additional amount related to the forward component of the contract.  In February 2020, the Company amended the settlement date to April 2022, or earlier at the Company's option. See Note J, Capital Stock, for further discussion.

(f)
This amount principally represents contributions either required by regulations or laws or, with respect to unfunded plans, necessary to fund current benefits. The Company has not presented estimated pension and post-retirement funding beyond 2020 as funding can vary significantly from year to year based upon changes in the fair value of the plan assets, actuarial assumptions, and curtailment/settlement actions.

(g)	These amounts represent future contract adjustment payments to holders of the Company's 2020 and 2022 Purchase Contracts. See Note J, Capital Stock, for further discussion.

(h)
The Company acquired the Craftsman® brand from Sears Holdings in March 2017. As part of the purchase price, the Company is obligated to pay $250 million in March 2020. See Note E, Acquisitions and Investments, for further discussion.

(i)	Income tax liability for the one-time deemed repatriation tax on unremitted foreign earnings and profits. See Note Q, Income Taxes, for further discussion.

To the extent the Company can reliably determine when payments will occur, the related amounts will be included in the table above. However, due to the high degree of uncertainty regarding the timing of potential future cash flows associated with the contingent consideration liability related to the Craftsman acquisition and the unrecognized tax liabilities of $196 million and $454 million, respectively, at December 28, 2019, the Company is unable to make a reliable estimate of when (if at all) these amounts may be paid. Refer to Note E, Acquisitions and Investments, Note M, Fair Value Measurements, and Note Q, Income Taxes, for further discussion.

Payments of the above contractual obligations (with the exception of payments related to debt principal, the forward stock purchase contract, contract adjustment fees, the March 2020 purchase price, and tax obligations) will typically generate a cash tax benefit such that the net cash outflow will be lower than the gross amounts summarized above.

Other Significant Commercial Commitments:

Amount of Commitment Expirations Per Period
(Millions of Dollars)	Total	2020	2021-2022	2023-2024	Thereafter
U.S. lines of credit	$3,000	$1,000	$—	$2,000	$—
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
Exposure to foreign currency risk results because the Company, through its global businesses, enters into transactions and makes investments denominated in multiple currencies. The Company’s predominant currency exposures are related to the Euro, Canadian Dollar, British Pound, Australian Dollar, Brazilian Real, Argentine Peso, Chinese Renminbi (“RMB”) and the Taiwan Dollar. Certain cross-currency trade flows arising from both trade and affiliate sales and purchases are consolidated and netted prior to obtaining risk protection through the use of various derivative financial instruments which may include: purchased basket options, purchased options, collars, cross-currency swaps and currency forwards. The Company is thus able to capitalize on its global positioning by taking advantage of naturally offsetting exposures and portfolio efficiencies to reduce the cost of purchasing derivative protection. At times, the Company also enters into foreign exchange derivative contracts to reduce the earnings and cash flow impacts of non-functional currency denominated receivables and payables, primarily for affiliate transactions. Gains and losses from these hedging instruments offset the gains or losses on the underlying net exposures. Management determines the nature and extent of currency hedging activities, and in certain cases, may elect to allow certain currency exposures to remain un-hedged. The Company may also enter into cross-currency swaps and forward contracts to hedge the net investments in certain subsidiaries and better match the cash flows of operations to debt service requirements. Management estimates the foreign currency impact from its derivative financial instruments outstanding at the end of 2019 would have been an incremental pre-tax loss of approximately $37 million based on a hypothetical 10% adverse movement in all net derivative currency positions. The Company follows risk management policies in executing derivative financial instrument transactions, and does not use such instruments for speculative purposes. The Company generally does not hedge the translation of its non-U.S. dollar earnings in foreign subsidiaries, but may choose to do so in certain instances in future periods.
As mentioned above, the Company routinely has cross-border trade and affiliate flows that cause an impact on earnings from foreign exchange rate movements. The Company is also exposed to currency fluctuation volatility from the translation of foreign earnings into U.S. dollars and the economic impact of foreign currency volatility on monetary assets held in foreign currencies. It is more difficult to quantify the transactional effects from currency fluctuations than the translational effects. Aside from the use of derivative instruments, which may be used to mitigate some of the exposure, transactional effects can potentially be influenced by actions the Company may take. For example, if an exposure occurs from a European entity sourcing product from a U.S. supplier it may be possible to change to a European supplier. Management estimates the combined translational and transactional impact, on pre-tax earnings, of a 10% overall movement in exchange rates is approximately $158 million, or approximately $0.88 per diluted share. In 2019, translational and transactional foreign currency fluctuations negatively impacted pre-tax earnings by approximately $120 million, or approximately $0.67 per diluted share.
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
The Company’s primary exposure to interest rate risk comes from its commercial paper program in which the pricing is partially based on short-term U.S. interest rates. At December 28, 2019, the impact of a hypothetical 10% increase in the interest rates associated with the Company’s commercial paper borrowings would have an immaterial effect on the Company’s financial position and results of operations.
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
Fluctuations in the fair value of the Company’s common stock affect domestic retirement plan expense as discussed below in the Employee Stock Ownership Plan ("ESOP") section of MD&A. Additionally, the Company has $108 million of liabilities as of December 28, 2019 pertaining to unfunded defined contribution plans for certain U.S. employees for which there is mark-to-market exposure.
The assets held by the Company’s defined benefit plans are exposed to fluctuations in the market value of securities, primarily global stocks and fixed-income securities. The funding obligations for these plans would increase in the event of adverse changes in the plan asset values, although such funding would occur over a period of many years. In 2019, 2018, and 2017, investment returns on pension plan assets resulted in a $323 million increase, a $72 million decrease, and a $217 million increase, respectively. The Company expects funding obligations on its defined benefit plans to be approximately $38 million in 2020. The Company employs diversified asset allocations to help mitigate this risk. Management has worked to minimize this exposure by freezing and terminating defined benefit plans where appropriate.
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
OTHER MATTERS
Employee Stock Ownership Plan ("ESOP") — As detailed in Note L, Employee Benefit Plans, the Company has an ESOP under which the ongoing U.S. Core and 401(k) defined contribution plans are funded. Overall ESOP expense is affected by the market value of the Company’s stock on the monthly dates when shares are released, among other factors. The Company’s net ESOP activity resulted in income of $0.5 million in 2019 and expense of $0.4 million in 2018 and $1.3 million in 2017. ESOP expense could increase in the future if the market value of the Company’s common stock declines. In addition, ESOP expense will increase once all remaining unallocated shares are released, which will occur in the first quarter of 2020.
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
GOODWILL AND INTANGIBLE ASSETS — The Company acquires businesses in purchase transactions that result in the recognition of goodwill and intangible assets. The determination of the value of intangible assets requires management to make estimates and assumptions. In accordance with Accounting Standards Codification ("ASC") 350-20, Goodwill, acquired goodwill and indefinite-lived intangible assets are not amortized but are subject to impairment testing at least annually or when an event occurs or circumstances change that indicate it is more likely than not an impairment exists. Definite-lived intangible assets are amortized and are tested for impairment when an event occurs or circumstances change that indicate it is more likely than not that an impairment exists. Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. At December 28, 2019, the Company reported $9.238 billion of goodwill, $2.186 billion of indefinite-lived trade names and $1.436 billion of net definite-lived intangibles.
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
As required by the Company’s policy, goodwill was tested for impairment in the third quarter of 2019. In accordance with Accounting Standards Update ("ASU") 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment, companies are permitted to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step quantitative goodwill impairment test. Under the two-step quantitative goodwill impairment test, the fair value of the reporting unit is compared to its respective carrying amount including goodwill. If the fair value exceeds the carrying amount, then no impairment exists. If the carrying amount exceeds the fair value, further analysis is performed to assess impairment. Such tests are completed separately with respect to the goodwill of each of the Company’s reporting units. Accordingly, for its annual impairment testing performed in the third quarter of 2019, the Company applied the qualitative assessment for three of its reporting units, while performing the quantitative test for two of its reporting units. For the reporting units in which a quantitative test was performed, it was noted that the fair value for each of these reporting units exceeded its carrying amount by in excess of 45%. Based on the results of the Company’s annual impairment testing, it was determined that the fair value of each of its reporting units is substantially in excess of its carrying amount.
In performing the qualitative assessments, the Company identified and considered the significance of relevant key factors, events, and circumstances that could affect the fair value of each reporting unit. These factors include external factors such as macroeconomic, industry, and market conditions, as well as entity-specific factors, such as actual and planned financial performance. The Company also assessed changes in each reporting unit's fair value and carrying value since the most recent date a fair value measurement was performed. As a result of the qualitative assessments performed, the Company concluded that it is more likely than not that the fair value of each of these reporting units exceeded its respective carrying value and therefore, no additional quantitative impairment testing was performed.
With respect to the quantitative tests, the Company assessed the fair values of the two reporting units based on a discounted cash flow valuation model. The key assumptions applied to the cash flow projections were discount rates, which ranged from 7.5% to 9.5%, near-term revenue growth rates over the next five years, which represented cumulative annual growth rates ranging from approximately 2% to 7%, and perpetual growth rates of 3%. These assumptions contemplated business, market and overall economic conditions. Based on the results of this testing, the Company determined that the fair value for each of these reporting units exceeded its carrying amount by in excess of 45%. Furthermore, management performed sensitivity analyses on the estimated fair values from the discounted cash flow valuation models utilizing more conservative assumptions that reflect reasonably likely future changes in the discount rate and perpetual growth rate. The discount rate was increased by 100 basis points with no impairment indicated. The perpetual growth rate was decreased by 150 basis points with no impairment indicated.
The Company also tested its indefinite-lived trade names for impairment during the third quarter of 2019 utilizing a discounted cash flow model. The key assumptions used included discount rates, royalty rates, and perpetual growth rates applied to the projected sales. Based on these quantitative impairment tests, the Company determined that the fair values of the indefinite-lived trade names exceeded their respective carrying amounts.
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
DEFINED BENEFIT OBLIGATIONS — The valuation of pension and other postretirement benefits costs and obligations is dependent on various assumptions. These assumptions, which are updated annually, include discount rates, expected return on plan assets, future salary increase rates, and health care cost trend rates. The Company considers current market conditions, including interest rates, to establish these assumptions. Discount rates are developed considering the yields available on high-quality fixed income investments with maturities corresponding to the duration of the related benefit obligations. The Company’s weighted-average discount rates used to determine benefit obligations at December 28, 2019 for the United States and international pension plans were 3.20% and 1.80%, respectively. The Company’s weighted-average discount rates used to determine benefit obligations at December 29, 2018 for the United States and international pension plans were 4.20% and 2.62%, respectively. As discussed further in Note L, Employee Benefit Plans, the Company develops the expected return on plan assets considering various factors, which include its targeted asset allocation percentages, historic returns, and expected future returns. The Company’s expected rate of return assumptions for the United States and international pension plans were 6.25% and 4.73%, respectively, at December 28, 2019. The Company will use a 4.70% weighted-average expected rate of return assumption to determine the 2020 net periodic benefit cost. A 25 basis point reduction in the expected rate of return assumption would increase 2020 net periodic benefit cost by approximately $5 million on a pre-tax basis.
The Company believes that the assumptions used are appropriate; however, differences in actual experience or changes in the assumptions may materially affect the Company’s financial position or results of operations. To the extent that actual (newly measured) results differ from the actuarial assumptions, the difference is recognized in accumulated other comprehensive loss, and, if in excess of a specified corridor, amortized over future periods. The expected return on plan assets is determined using the expected rate of return and the fair value of plan assets. Accordingly, market fluctuations in the fair value of plan assets can affect the net periodic benefit cost in the following year. The projected benefit obligation for defined benefit plans exceeded the fair value of plan assets by $631 million at December 28, 2019. A 25 basis point reduction in the discount rate would have increased the projected benefit obligation by approximately $93 million at December 28, 2019. The primary Black & Decker U.S. pension and post employment benefit plans were curtailed in late 2010, as well as the only material Black & Decker international plan, and in their place the Company implemented defined contribution benefit plans. The vast majority of the projected benefit obligation pertains to plans that have been frozen; the remaining defined benefit plans that are not frozen are predominantly small domestic union plans and those that are statutorily mandated in certain international jurisdictions. The Company recognized approximately $15 million of defined benefit plan expense in 2019, which may fluctuate in future years depending upon various factors including future discount rates and actual returns on plan assets.
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

As of December 28, 2019, the Company had reserves of $213.8 million for remediation activities associated with Company-owned properties as well as for Superfund sites, for losses that are probable and estimable. The range of environmental remediation costs that is reasonably possible is $149.1 million to $286.1 million which is subject to change in the near term. The Company may be liable for environmental remediation of sites it no longer owns. Liabilities have been recorded on those sites in accordance with this policy.
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
RISK INSURANCE — To manage its insurance costs efficiently, the Company self insures for certain U.S. business exposures and generally has low deductible plans internationally. For domestic workers’ compensation, automobile and product liability (liability for alleged injuries associated with the Company’s products), the Company generally purchases insurance coverage only for severe losses that are unlikely, and these lines of insurance involve the most significant accounting estimates. While different self insured retentions, in the form of deductibles and self insurance through its captive insurance company, exist for each of these lines of insurance, the maximum self insured retention is set at no more than $5 million per occurrence. The process of establishing risk insurance reserves includes consideration of actuarial valuations that reflect the Company’s specific loss history, actual claims reported, and industry trends among statistical and other factors to estimate the range of reserves required. Risk insurance reserves are comprised of specific reserves for individual claims and additional amounts expected for development of these claims, as well as for incurred but not yet reported claims discounted to present value. The cash outflows related to risk insurance claims are expected to occur over a period of approximately 15 years. The Company believes the liabilities recorded for these U.S. risk insurance reserves, totaling $87 million and $86 million as of December 28, 2019, and December 29, 2018, respectively, are adequate. Due to judgments inherent in the reserve estimation process, it is possible the ultimate costs will differ from this estimate.
WARRANTY — The Company provides product and service warranties which vary across its businesses. The types of warranties offered generally range from one year to limited lifetime, and certain branded products carry a lifetime warranty. There are also certain products with no warranty. Further, the Company sometimes incurs discretionary costs to service its products in connection with product performance issues. Historical warranty and service claim experience forms the basis for warranty obligations recognized. Adjustments are recorded to the warranty liability as new information becomes available. The Company believes the $100 million reserve for expected product warranty claims as of December 28, 2019 is adequate, but due to judgments inherent in the reserve estimation process, including forecasting future product reliability levels and costs of repair as well as the estimated age of certain products submitted for claims, the ultimate claim costs may differ from the recorded warranty liability. The Company also establishes a reserve for product recalls on a product-specific basis during the period in which the circumstances giving rise to the recall become known and estimable for both company-initiated actions and those required by regulatory bodies.
OFF-BALANCE SHEET ARRANGEMENT
The Company has no off-balance sheet arrangements as of December 28, 2019.

CAUTIONARY STATEMENTS UNDER THE PRIVATE SECURITIES LITIGATION
REFORM ACT OF 1995

This document contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including any projections or guidance of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include, among others, the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “anticipate” or any other similar words.
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
Important factors that could cause the Company's actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in its forward-looking statements include, among others, the following: (i) successfully developing, marketing and achieving sales from new products and services and the continued acceptance of current products and services; (ii) macroeconomic factors, including global and regional business conditions (such as Brexit), commodity prices, inflation, and currency exchange rates; (iii) laws, regulations and governmental policies affecting the Company's activities in the countries where it does business, including those related to tariffs, taxation, and trade controls, including section 301 tariffs and section 232 steel and aluminum tariffs; (iv) the economic environment of emerging markets, particularly Latin America, Russia, China and Turkey; (v) realizing the anticipated benefits of mergers, acquisitions, joint ventures, strategic alliances or divestitures, including the closing of the CAM acquisition, its successful integration into the Company and the return to production of the Boeing 737 MAX; (vi) pricing pressure and other changes within competitive markets; (vii) availability and price of raw materials, component parts, freight, energy, labor and sourced finished goods; (viii) the impact the tightened credit markets may have on the Company or its customers or suppliers; (ix) the extent to which the Company has to write off accounts receivable or assets or experiences supply chain disruptions in connection with bankruptcy filings by customers or suppliers; (x) the Company's ability to identify and effectively execute productivity improvements and cost reductions; (xi) potential business and distribution disruptions, including those related to physical security threats, information technology or cyber-attacks, epidemics, sanctions or natural disasters; (xii) the continued consolidation of customers, particularly in consumer channels; (xiii) managing franchisee relationships; (xiv) the impact of poor weather conditions; (xv) maintaining or improving production rates in the Company's manufacturing facilities, responding to significant changes in product demand and fulfilling demand for new and existing products; (xvi) changes in the competitive landscape in the Company's markets; (xvii) the Company's non-U.S. operations, including sales to non-U.S. customers; (xviii) the impact from demand changes within world-wide markets associated with homebuilding and remodeling; (xix) potential adverse developments in new or pending litigation and/or government investigations; (xx) changes in the Company's ability to obtain debt on commercially reasonable terms and at competitive rates; (xxi) substantial pension and other postretirement benefit obligations; (xxii) potential environmental liabilities; (xxiii) work stoppages or other labor disruptions; and (xxiv) changes in accounting estimates.
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
In March 2019, the Company acquired the International Equipment Solutions Attachments businesses, Paladin and Pengo, ("IES Attachments") for approximately $654 million. Since Stanley Black & Decker, Inc. has not yet fully incorporated the internal controls and procedures of IES Attachments into Stanley Black & Decker, Inc.'s internal control over financial reporting, management excluded this business from its assessment of the effectiveness of internal control over financial reporting as of December 28, 2019. IES Attachments accounted for 4% of Stanley Black & Decker, Inc.'s total assets as of December 28, 2019 and 2% of Stanley Black & Decker, Inc.'s net sales for the year then ended.
Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 28, 2019. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control — Integrated Framework (2013 Framework). Management concluded that based on its assessment, the Company’s internal control over financial reporting was effective as of December 28, 2019. Ernst & Young LLP, the auditor of the financial statements included in this annual report, has issued an attestation report on the registrant’s internal control over financial reporting, a copy of which appears on page 62.
Under the supervision and with the participation of management, including the Company’s President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, the Company has, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined under Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Company’s President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer have concluded that, as of December 28, 2019, the Company’s disclosure controls and procedures are effective. There has been no change in the Company’s internal control over financial reporting that occurred during the fiscal year ended December 28, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting aside from the previously mentioned acquisition of IES Attachments. As part of the ongoing integration activities, the Company will complete an assessment of existing controls and incorporate its controls and procedures into IES Attachments.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT
The information required by this Item, except for certain information with respect to the Company’s Code of Ethics, the identification of the executive officers of the Company and any material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors, as set forth below, is incorporated herein by reference to the information set forth in the section of the Company’s definitive proxy statement (which will be filed pursuant to Regulation 14A under the Exchange Act within 120 days after the close of the Company’s fiscal year) under the headings “Information Concerning Nominees for Election as Directors,” and “Board of Directors".

Available on the Company's website at http://www.stanleyblackanddecker.com on the “Corporate Governance” section which appears under the “Investors” heading is the Code of Business Ethics applicable to all of its directors, officers and employees worldwide and a Code of Ethics for the Chief Executive Officer and senior financial officers including the Chief Financial Officer and principal accounting officer. The Company intends to post on its website required information regarding any amendment to, or waiver from, the Code of Business Ethics that applies to our Chief Executive Officer and senior financial officers within four business days after any such amendment or waiver.

The following is a list of the executive officers of the Company as of February 21, 2020:

Name and Age	Office	Date Elected to Office
James M. Loree (61)
President & Chief Executive Officer since August 2016. President & Chief Operating Officer (2013); Executive Vice President and Chief Operating Officer (2009); Executive Vice President Finance and Chief Financial Officer (1999).
7/19/1999

Donald Allan, Jr. (55)
Executive Vice President & Chief Financial Officer since October 2016. Senior Vice President & Chief Financial Officer (2010); Vice President & Chief Financial Officer (2009); Vice President & Corporate Controller (2002); Corporate Controller (2000); Assistant Controller (1999).
10/24/2006

Jeffery D. Ansell (52)
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

Janet M. Link (50)
Senior Vice President, General Counsel and Secretary since July 2017. Executive Vice President, General Counsel, JC Penney Company, Inc. (2015); Vice President, Deputy General Counsel, JC Penney Company, Inc. (2014); Vice President, Deputy General Counsel, Clear Channel Companies (2013).
7/19/2017

Jaime A. Ramirez (52)
Senior Vice President & Chief Operating Officer, Tools & Storage since October 2019. Senior Vice President & President, Global Emerging Markets (2012); President, Construction & DIY, Latin America (2010); Vice President and General Manager - Latin America, Power Tools & Accessories, The Black & Decker Corporation (2008); Vice President and General Manager - Andean Region The Black & Decker Corporation (2007).
3/12/2010

Joseph R. Voelker (64)
Senior Vice President, Chief Human Resources Officer since April 2013. VP Human Resources (2009); VP Human Resources - ITG/Corporate Staff (2006); VP Human Resources - Tools Group/Operations (2004); HR Director, Tools Group (2003); HR Director, Operations (1999).
4/1/2013

John H. Wyatt (61)
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

3/12/2010

Robert H. Raff (53)
President, Stanley Security since November 2016. President, Stanley Electronic Security North America (2015); President, North America Sales, Construction & DIY (2010); President, Stanley National Hardware (2007); Vice President of Latin America, Construction & DIY (2005); General Manager, Construction & DIY (2002).

4/19/2018

Robert Blackburn (51)
Senior Vice President of Global Operations since May 2019; Hoffman Group, CEO and Chairman of the Executive Board (2017-2018); BASF S.E., President of Supply Chain Operations & Information Services (2007-2016).
5/6/2019

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference to the information set forth under the sections entitled "Compensation Discussion & Analysis" and “2019 Executive Compensation” of the Company’s definitive proxy statement, which will be filed pursuant to Regulation 14A under the Exchange Act within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 403 of Regulation S-K is incorporated herein by reference to the information set forth under the sections entitled "Security Ownership of Certain Beneficial Owners," "Security Ownership of Directors and Officers," "Compensation Discussion & Analysis" and “2019 Executive Compensation” of the Company’s definitive proxy statement, which will be filed pursuant to Regulation 14A under the Exchange Act within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
EQUITY COMPENSATION PLAN INFORMATION
Compensation plans under which the Company’s equity securities are authorized for issuance at December 28, 2019 follow:

	(A)		(B)		(C)
Plan Category	Number of securities to be issued upon exercise of outstanding options and stock awards		Weighted-average exercise price of outstanding options		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	8,768,923	(1)	$122.42	(2)	12,924,290	(3)
Equity compensation plans not approved by security holders (4)	—		—		—
Total	8,768,923		$122.42		12,924,290

(1)
Consists of 6,454,671 shares underlying outstanding stock options (whether vested or unvested) with a weighted-average exercise price of $122.42 and a weighted-average term of 6.83 years; 2,219,768 shares underlying time-vesting restricted stock units that have not yet vested and the maximum number of shares that will be issued pursuant to outstanding performance awards if all established goals are met; and 94,484 of shares earned but related to which participants elected deferral of delivery. All stock-based compensation plans are discussed in Note J, Capital Stock, of the Notes to Consolidated Financial Statements in Item 8.

(2)
There is no cost to the recipient for shares issued pursuant to time-vesting restricted stock units or performance awards. Because there is no strike price applicable to these stock awards they are excluded from the weighted-average exercise price which pertains solely to outstanding stock options.

(3)
Consists of 1,593,759 of shares available for purchase under the employee stock purchase plan ("ESPP") at the election of employees and 11,330,531 securities available for future grants by the Board of Directors under stock-based compensation plans. On January 22, 2018, the Board of Directors adopted the 2018 Omnibus Award Plan (the "2018 Plan") and authorized the issuance of 16,750,000 shares of the Company's common stock in connection with the awards pursuant to the 2018 Plan. No further awards will be issued under the Company's 2013 Long-Term Incentive Plan.

(4)
U.S. employees are eligible to contribute from 1% to 25% of their salary to a qualified tax deferred savings plan as described in the Employee Stock Ownership Plan ("ESOP") section of Note L, Employee Benefit Plans, of the Notes to the Consolidated Financial Statements in Item 8. The Company contributes an amount equal to one half of the employee contribution up to the first 7% of salary.  There is a non-qualified tax deferred savings plan for highly compensated salaried employees which mirrors the qualified plan provisions, but was not specifically approved by security holders.  Eligible highly compensated salaried U.S. employees are eligible to contribute from 1% to 50% of their salary to the non-qualified tax deferred savings plan.  The same matching arrangement was provided for highly compensated salaried employees in the non-qualified plan, to the extent the match was not fully met in the qualified plan, except that the arrangement for these employees is outside of the ESOP, and is not funded in advance of distributions. Effective January 1, 2019, the Company, at its discretion, will determine whether matching and core contributions will be made for the non-qualified tax deferred savings plan for a particular year.  If the Company decides to make matching contributions for a year, it will make contributions, in an amount determined in its discretion, that may constitute part or all of or more than the matching contributions that would have been made pursuant to the provisions of the Stanley Black & Decker Supplemental Retirement Account Plan that were in effect prior to 2019. For both qualified and non-qualified plans, the investment of the employee’s contribution and the Company’s contribution is controlled by the employee and may include an election to invest in Company stock. Shares of the Company’s common stock may be issued at the time of a distribution from the qualified plan. The number of securities remaining available for issuance under the plans at December 28, 2019 is not determinable, since the plans do not authorize a maximum number of securities.

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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE
(a) Index to documents filed as part of this report:
1. and 2. Financial Statements and Financial Statement Schedule.
The response to this portion of Item 15 is submitted as a separate section of this report beginning with an index thereto on page 54.
3. Exhibits
See Exhibit Index in this Form 10-K on page 120.
(b) See Exhibit Index in this Form 10-K on page 120.
(c) The response in this portion of Item 15 is submitted as a separate section of this Form 10-K with an index thereto beginning on page 54.

FORM 10-K
ITEM 15(a) (1) AND (2)
STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Schedule II — Valuation and Qualifying Accounts is included in Item 15 (page 57).
Management’s Report on Internal Control Over Financial Reporting (page 58).
Report of Independent Registered Public Accounting Firm — Financial Statement Opinion (page 59).
Report of Independent Registered Public Accounting Firm — Internal Control Opinion (page 62).
Consolidated Statements of Operations — fiscal years ended December 28, 2019, December 29, 2018, and December 30, 2017 (page 63).
Consolidated Statements of Comprehensive Income — fiscal years ended December 28, 2019, December 29, 2018, and December 30, 2017 (page 64).
Consolidated Balance Sheets — December 28, 2019 and December 29, 2018 (page 65).
Consolidated Statements of Cash Flows — fiscal years ended December 28, 2019, December 29, 2018, and December 30, 2017 (page 66).
Consolidated Statements of Changes in Shareowners’ Equity — fiscal years ended December 28, 2019, December 29, 2018, and December 30, 2017 (page 68).
Notes to Consolidated Financial Statements (page 69).
Selected Quarterly Financial Data (Unaudited) (page 119).
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

STANLEY BLACK & DECKER, INC.

By:	/s/ James M. Loree
James M. Loree, President and Chief Executive Officer

Date:	February 21, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James M. Loree	President and Chief Executive Officer	February 21, 2020
James M. Loree

/s/ Donald Allan, Jr.	Executive Vice President and Chief Financial Officer	February 21, 2020
Donald Allan, Jr.

/s/ Jocelyn S. Belisle	Vice President and Chief Accounting Officer	February 21, 2020
Jocelyn S. Belisle

*	Director	February 21, 2020
Andrea J. Ayers

*	Director	February 21, 2020
George W. Buckley

*	Director	February 21, 2020
Patrick D. Campbell

*	Director	February 21, 2020
Carlos M. Cardoso

*	Director	February 21, 2020
Robert B. Coutts

*	Director	February 21, 2020
Debra A. Crew

*	Director	February 21, 2020
Michael D. Hankin

*	Director	February 21, 2020
Dmitri L. Stockton

*By: /s/ Janet M. Link
Janet M. Link (As Attorney-in-Fact)

Schedule II — Valuation and Qualifying Accounts
Stanley Black & Decker, Inc. and Subsidiaries
Fiscal years ended December 28, 2019, December 29, 2018, and December 30, 2017
(Millions of Dollars)

		ADDITIONS
	Beginning Balance	Charged To Costs And Expenses	Charged To Other Accounts (b)	(a) Deductions	Ending Balance
Allowance for Doubtful Accounts:
Year Ended 2019	$102.0	$33.0	$5.9	$(28.5)	$112.4
Year Ended 2018	$80.4	$28.0	$12.5	$(18.9)	$102.0
Year Ended 2017	$78.5	$16.3	$8.9	$(23.3)	$80.4
Tax Valuation Allowance:
Year Ended 2019 (c)	$626.7	$461.5	$(0.5)	$(22.7)	$1,065.0
Year Ended 2018	$516.7	$146.2	$(6.4)	$(29.8)	$626.7
Year Ended 2017	$525.5	$262.4	$22.8	$(294.0)	$516.7

(a)	With respect to the allowance for doubtful accounts, deductions represent amounts charged-off less recoveries of accounts previously charged-off.

(b)	Amounts represent the impact of foreign currency translation, acquisitions and net transfers to/from other accounts.

(c)	Refer to Note Q, Income Taxes, of the Notes to Consolidated Financial Statements in Item 8 for further discussion.

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
In March 2019, the Company acquired the International Equipment Solutions Attachments businesses, Paladin and Pengo, ("IES Attachments") for approximately $654 million. Since Stanley Black & Decker, Inc. has not yet fully incorporated the internal controls and procedures of IES Attachments into Stanley Black & Decker, Inc.'s internal control over financial reporting, management excluded this business from its assessment of the effectiveness of internal control over financial reporting as of December 28, 2019. IES Attachments accounted for 4% of Stanley Black & Decker, Inc.'s total assets as of December 28, 2019 and 2% of Stanley Black & Decker, Inc.'s net sales for the year then ended.
Management has assessed the effectiveness of Stanley Black & Decker, Inc.’s internal control over financial reporting as of December 28, 2019. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control — Integrated Framework (2013 Framework). Management concluded that based on its assessment, Stanley Black & Decker, Inc.’s internal control over financial reporting was effective as of December 28, 2019. Ernst & Young LLP, Registered Public Accounting Firm included in this annual report, has issued an attestation report on the registrant’s internal control over financial reporting, a copy of which appears on page 62.

/s/ James M. Loree
James M. Loree, President and Chief Executive Officer

/s/ Donald Allan, Jr.
Donald Allan, Jr., Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Shareowners and Board of Directors of Stanley Black & Decker, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Stanley Black & Decker, Inc. (the Company) as of December 28, 2019 and December 29, 2018, the related consolidated statements of operations, comprehensive income, shareowners’ equity and cash flows for each of the three years in the period ended December 28, 2019, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 28, 2019 and December 29, 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 28, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 21, 2020 expressed an unqualified opinion thereon.
Adoption of ASU 2016-02
As discussed in Note A to the consolidated financial statements, the Company changed its method for accounting for leases in fiscal year 2019 due to the adoption of ASU 2016-02, Leases and associated amendments (Topic 842), using the modified retrospective method. As explained below, auditing the Company’s adoption of the new standard was a critical audit matter.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Adoption of ASU 2016-02, Leases (Topic 842)
Description of the Matter
As discussed above and in Note A of the consolidated financial statements, the Company adopted ASU 2016-02, Leases (Topic 842), in the first quarter of 2019. As discussed in Note R, as a result of the adoption, the Company recorded a lease liability of $537 million and right-of-use asset of approximately $535 million in its consolidated balance sheet as of December 28, 2019.
Auditing management’s initial recognition of the lease liability and right-of-use asset upon adoption of ASU 2016-02 was challenging because of the volume and diversity of leases in the Company’s global lease portfolio. Further, the Company’s estimated incremental borrowing rate had a significant effect on the measurement of the lease liability and right-of use asset recognized upon adoption. Auditing management’s estimated incremental borrowing rate was complex due to the judgment involved in developing foreign currency spreads to the U.S. rate and applying them to the leases in the Company’s global lease portfolio.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the adoption of ASU 2016-02. Our audit procedures included, among other procedures, testing controls over management’s review of the completeness of the lease population and the calculation of the incremental borrowing rate.
We tested the completeness and accuracy of the data used in the Company’s initial recognition of the lease liability and right-of-use asset. Our procedures included, among others, comparing the information in a sample of lease agreements to the Company’s analysis and selecting leases from independent sources and assessing their inclusion in the Company’s analysis. We involved our valuation specialists to assist in evaluating the key assumptions and methodologies management used to develop the incremental borrowing rate. We independently calculated a range of incremental borrowing rates and evaluated the sensitivity of the model.

Accounting for Acquisition of IES Attachments
Description of the Matter
As discussed in Note E of the consolidated financial statements, the Company acquired the equipment manufacturer, IES Attachments, on March 8, 2019 for a total purchase price of approximately $654 million, net of cash acquired. The Company allocated the purchase price, on a preliminary basis, to the assets acquired and liabilities assumed based on their respective fair values, including identified intangible assets of $328 million and resulting goodwill of approximately $309 million.
Auditing the Company's accounting for the acquired intangible assets involved subjective auditor judgment due to the significant estimation required in management’s determination of the fair value of intangible assets. The significant estimation was primarily due to the sensitivity of the significant assumptions in determining fair value, including discount rates, projected revenue growth rates and profit margins. These assumptions relate to the future performance of the acquired business, are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the controls over the Company’s accounting for business combinations. Our audit procedures included, among other procedures, testing controls over the valuation of intangible assets, including the valuation models and underlying assumptions used to develop such estimates.
To test the estimated fair value of the intangible assets, we performed audit procedures that included, among other procedures, evaluating the appropriateness of the valuation methodologies and testing the significant assumptions used in the model, as described above, including the completeness and accuracy of the underlying data. We compared the significant assumptions to current industry, market and economic trends, to the historical results of the acquired business and to other guideline companies within the same industry. We involved our valuation specialists to assist with our evaluation of the methodology used by the Company and the significant assumptions included in the fair value estimates.

Annual Test of Impairment of Goodwill in the Infrastructure Reporting Unit
Description of the Matter
At December 28, 2019, the Company’s goodwill balance was approximately $9,238 million. As discussed in Note A of the consolidated financial statements, goodwill is not amortized but rather is tested for impairment at least annually at the reporting unit level. The Company’s goodwill is initially assigned to its reporting units as of the relevant acquisition date.
Auditing management’s annual goodwill impairment test for the Infrastructure reporting unit was challenging and highly judgmental due to the significant estimation required, in particular, the fair value estimate was sensitive to the significant assumption of revenue growth, which is affected by expected future market or economic conditions. A substantial portion of the revenues of the Infrastructure reporting unit are derived from customers’ investments in cyclical industries that typically are subject to severe economic cycles, partially driven by the prices of oil and of scrap metal, which could have an impact on the goodwill impairment analysis for the Infrastructure reporting unit.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the determination of fair value, including the significant assumption of revenue growth discussed above, used in the Infrastructure goodwill impairment analysis. Our audit procedures included, among other procedures, testing controls over the Company’s budgetary process and management’s review of that information.
To test the estimated fair value of the Infrastructure reporting unit, we performed audit procedures that included, among other procedures, assessing the Company’s methodologies and testing the significant revenue growth assumption discussed above and the underlying data used by the Company in its analysis. We compared the revenue growth rates used by management to current industry and economic trends, including, among other factors, the price of oil and scrap metal, and considering the Company’s business model, customer base, product mix and other relevant factors. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses to evaluate the change in the fair value of the reporting unit that would result from changes in the revenue growth assumption. In addition, we evaluated the reconciliation of the combined estimated fair value of the Company’s reporting units to the market capitalization of the Company and assessed the resulting control premium. Further, we involved our valuation specialists to assist in the evaluation of the methodology used to estimate the fair value of the Infrastructure reporting unit.

Uncertain Tax Positions
Description of the Matter
At December 28, 2019, the Company had recorded a liability for uncertain tax positions of approximately $406 million. As discussed in Notes A and Q of the consolidated financial statements, the Company conducts business globally and, as a result, is subject to income tax in a number of locations, including many state and foreign jurisdictions. Uncertainty in a tax position may arise as tax laws are subject to interpretation. The Company uses significant judgment in (1) determining whether a tax position’s technical merits are more likely than not to be sustained and (2) measuring the amount of tax benefit that qualifies for recognition. The Company considers many factors when evaluating and estimating its tax positions such as, but not limited to, the settlements of on-going audits.
Auditing the measurement and determination of whether a tax position is more likely than not to be upheld under examination is challenging and subjective due to the Company’s global operations, the many tax jurisdictions in which it operates, the distinctive nature and unique facts and circumstances of each tax position and the interpretations of tax law and legal rulings. Many of these same factors also make it challenging to audit the completeness of the uncertain tax reserves.

How We Addressed the Matter in Our Audit
We identified and tested controls around the Company’s judgments and determinations on tax positions, including the Company’s process to verify that all uncertain tax positions are identified and considered as part of the analysis, controls addressing completeness of the uncertain tax positions and the determination of the more-likely-than-not amount of the positions to be upheld.
With the support of our tax professionals, we performed an evaluation of the Company’s estimates with respect to uncertain tax positions including the technical merits of the Company’s tax positions. This included assessing the Company’s analysis of jurisdictions with potential tax liabilities and other international tax considerations. We considered the Company’s judgments and the factors involved with each significant tax position. To support our evaluation, we used our knowledge of, and experience with, the application of international and local income tax laws by the relevant income tax authorities to evaluate the Company’s accounting for those tax positions. We analyzed the Company’s assumptions and data used to determine the amount of tax benefit to recognize and tested the completeness and accuracy of the data used to determine the amount of tax benefits recognized and tested the accuracy of such calculations. We also evaluated the Company’s income tax disclosures included in Note Q to the consolidated financial statements in relation to these matters.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1932.
Hartford, Connecticut
February 21, 2020

Report of Independent Registered Public Accounting Firm
To the Shareowners and Board of Directors of Stanley Black & Decker, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Stanley Black & Decker, Inc.’s internal control over financial reporting as of December 28, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Stanley Black & Decker, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 28, 2019, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of International Equipment Solutions Attachments Group (“IES Attachments”), which is included in the 2019 consolidated financial statements of the Company and constituted 4% of total assets as of December 28, 2019 and 2% of net sales for the fiscal year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of IES Attachments.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 28, 2019 and December 29, 2018, and the related consolidated statements of operations, comprehensive income, shareowners' equity and cash flows for each of the three fiscal years in the period ended December 28, 2019, and the related notes and schedule listed in the Index at Item 15(a) and our report dated February 21, 2020 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Hartford, Connecticut
February 21, 2020

Consolidated Statements of Operations
Fiscal years ended December 28, 2019, December 29, 2018, and December 30, 2017
(Millions of Dollars, Except Per Share Amounts)

	2019	2018	2017
Net Sales	$14,442.2	$13,982.4	$12,966.6
Costs and Expenses
Cost of sales	$9,636.7	$9,131.3	$8,188.3
Selling, general and administrative	3,008.0	3,143.7	2,982.9
Provision for doubtful accounts	33.0	28.0	16.3
Other, net	249.1	287.0	269.2
(Gain) loss on sales of businesses	(17.0)	0.8	(264.1)
Pension settlement	—	—	12.2
Restructuring charges	154.1	160.3	51.5
Loss on debt extinguishment	17.9	—	—
Interest income	(53.9)	(68.7)	(40.1)
Interest expense	284.3	277.9	222.6
	$13,312.2	$12,960.3	$11,438.8
Earnings before income taxes and equity interest	1,130.0	1,022.1	1,527.8
Income taxes	160.8	416.3	300.9
Net earnings before equity interest	$969.2	$605.8	$1,226.9
Share of net loss of equity method investment	$(11.2)	$—	$—
Net earnings	$958.0	$605.8	$1,226.9
Less: Net earnings (loss) attributable to non-controlling interests	2.2	0.6	(0.4)
Net Earnings Attributable to Common Shareowners	$955.8	$605.2	$1,227.3
Earnings per share of common stock:
Basic	$6.44	$4.06	$8.20
Diluted	$6.35	$3.99	$8.05
See Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
Fiscal years ended December 28, 2019, December 29, 2018, and December 30, 2017
(Millions of Dollars)

	2019	2018	2017
Net Earnings Attributable to Common Shareowners	$955.8	$605.2	$1,227.3
Other comprehensive (loss) income:
Currency translation adjustment and other	(36.0)	(373.0)	478.5
Unrealized (losses) gains on cash flow hedges, net of tax	(27.4)	85.8	(66.3)
Unrealized gains (losses) on net investment hedges, net of tax	34.0	59.9	(85.2)
Pension (losses) gains, net of tax	(40.9)	2.1	5.5
Other comprehensive (loss) income	$(70.3)	$(225.2)	$332.5
Comprehensive income attributable to common shareowners	$885.5	$380.0	$1,559.8

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
December 28, 2019 and December 29, 2018
(Millions of Dollars)

	2019	2018
ASSETS
Current Assets
Cash and cash equivalents	$297.7	$288.7
Accounts and notes receivable, net	1,454.6	1,607.8
Inventories, net	2,255.0	2,373.5
Prepaid expenses	395.4	240.5
Other current assets	53.9	58.9
Total Current Assets	4,456.6	4,569.4
Property, Plant and Equipment, net	1,959.5	1,915.2
Goodwill	9,237.5	8,956.7
Customer Relationships, net	1,317.3	1,165.2
Trade Names, net	2,253.6	2,254.8
Other Intangible Assets, net	51.1	64.4
Other Assets	1,321.0	482.3
Total Assets	$20,596.6	$19,408.0
LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities
Short-term borrowings	$337.3	$376.1
Current maturities of long-term debt	3.1	2.5
Accounts payable	2,087.8	2,233.2
Accrued expenses	1,977.5	1,389.8
Total Current Liabilities	4,405.7	4,001.6
Long-Term Debt	3,176.4	3,819.8
Deferred Taxes	731.2	705.3
Post-Retirement Benefits	609.4	595.4
Other Liabilities	2,531.7	2,446.0
Commitments and Contingencies (Notes R and S)
Shareowners’ Equity
Stanley Black & Decker, Inc. Shareowners’ Equity
Preferred stock, without par value: Authorized 10,000,000 shares in 2019 and 2018 Issued and outstanding 1,500,000 shares in 2019 and 750,000 shares in 2018	1,500.0	750.0
Common stock, par value $2.50 per share: Authorized 300,000,000 shares in 2019 and 2018 Issued 176,902,738 shares in 2019 and 2018	442.3	442.3
Retained earnings	6,772.8	6,219.0
Additional paid in capital	4,492.9	4,621.0
Accumulated other comprehensive loss	(1,884.6)	(1,814.3)
ESOP	(2.3)	(10.5)
	11,321.1	10,207.5
Less: cost of common stock in treasury (23,396,329 shares in 2019 and 25,600,288 shares in 2018)	(2,184.8)	(2,371.3)
Stanley Black & Decker, Inc. Shareowners’ Equity	9,136.3	7,836.2
Non-controlling interests	5.9	3.7
Total Shareowners’ Equity	9,142.2	7,839.9
Total Liabilities and Shareowners’ Equity	$20,596.6	$19,408.0
See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
Fiscal years ended December 28, 2019, December 29, 2018, and December 30, 2017
(Millions of Dollars)

	2019	2018	2017
Operating Activities:
Net earnings	$958.0	$605.8	$1,226.9
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	372.8	331.2	296.9
Amortization of intangibles	187.4	175.3	163.8
Inventory step-up amortization	7.4	9.6	43.2
(Gain) loss on sales of businesses	(17.0)	0.8	(264.1)
Loss on debt extinguishment	17.9	—	—
Stock-based compensation expense	88.8	76.5	78.7
Provision for doubtful accounts	33.0	28.0	16.3
Share of net loss of equity method investment	11.2	—	—
Deferred tax (benefit) expense	(17.9)	191.1	(103.0)
Other non-cash items	(13.8)	10.1	24.4
Changes in operating assets and liabilities:
Accounts receivable	137.8	(48.8)	(905.6)
Inventories	137.7	(401.6)	(303.0)
Accounts payable	(169.1)	211.0	240.4
Deferred revenue	8.5	1.5	1.6
Other current assets	(183.6)	(4.4)	(5.9)
Other long-term assets	(37.3)	28.9	84.9
Accrued expenses	123.6	70.1	123.3
Defined benefit liabilities	(47.6)	(44.7)	(66.5)
Other long-term liabilities	(92.1)	20.5	16.2
Net cash provided by operating activities	1,505.7	1,260.9	668.5
Investing Activities:
Capital and software expenditures	(424.7)	(492.1)	(442.4)
Sales of assets	100.1	45.2	50.2
Business acquisitions, net of cash acquired	(685.4)	(524.6)	(2,583.5)
Sales of businesses, net of cash sold	76.6	(3.0)	756.9
Purchases of investments	(260.6)	(21.7)	(17.9)
Net investment hedge settlements	8.0	25.7	(23.3)
Proceeds related to deferred purchase price receivable	—	—	704.7
Other	(22.6)	(18.6)	(11.5)
Net cash used in investing activities	(1,208.6)	(989.1)	(1,566.8)
Financing Activities:
Payments on long-term debt	(1,150.0)	(977.5)	(2.8)
Proceeds from debt issuances, net of fees	496.2	990.0	—
Net short-term (repayments) borrowings	(18.1)	433.2	(76.7)
Stock purchase contract fees	(40.3)	(40.3)	(20.0)
Purchases of common stock for treasury	(27.5)	(527.1)	(28.7)
Proceeds from issuances of preferred stock	735.0	—	726.0
Premium paid on equity options	(19.2)	(57.3)	(25.1)
Proceeds from issuances of common stock	146.0	38.5	90.8
Cash dividends on common stock	(402.0)	(384.9)	(362.9)
Other	(12.6)	(36.2)	(5.4)
Net cash (used in) provided by financing activities	(292.5)	(561.6)	295.2
Effect of exchange rate changes on cash and cash equivalents	(1.4)	(53.9)	81.0
Change in cash, cash equivalents and restricted cash	3.2	(343.7)	(522.1)
Cash, cash equivalents and restricted cash, beginning of year	311.4	655.1	1,177.2
Cash, cash equivalents and restricted cash, end of year	$314.6	$311.4	$655.1

The following table provides a reconciliation of the cash, cash equivalents and restricted cash balances as of December 28, 2019 and December 29, 2018, as shown above:

	December 28, 2019	December 29, 2018
Cash and cash equivalents	$297.7	$288.7
Restricted cash included in Other current assets	16.9	22.7
Cash, cash equivalents and restricted cash	$314.6	$311.4

See Notes to Consolidated Financial Statements.

Consolidated Statements of Changes in Shareowners’ Equity
Fiscal years ended December 28, 2019, December 29, 2018, and December 30, 2017
(Millions of Dollars, Except Per Share Amounts)

	Preferred Stock	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	ESOP	Treasury Stock	Non- Controlling Interests	Shareowners’ Equity
Balance December 31, 2016	$—	$442.3	$4,774.4	$5,134.3	$(1,921.6)	$(25.9)	$(2,029.9)	$6.6	$6,380.2
Net earnings				1,227.3				(0.4)	1,226.9
Other comprehensive income					332.5				332.5
Cash dividends declared — $2.42 per share				(362.9)					(362.9)
Issuance of common stock (1,680,339)			(43.7)				134.5		90.8
Repurchase of common stock (202,075 shares)							(28.7)		(28.7)
Issuance of preferred stock (750,000 shares)	750.0		(24.0)						726.0
Equity units - stock contract fees			(117.1)						(117.1)
Non-controlling interest dissolution								(3.4)	(3.4)
Premium paid on equity option			(25.1)						(25.1)
Stock-based compensation related			78.7						78.7
ESOP						7.1			7.1
Balance December 30, 2017	$750.0	$442.3	$4,643.2	$5,998.7	$(1,589.1)	$(18.8)	$(1,924.1)	$2.8	$8,305.0
Net earnings				605.2				0.6	605.8
Other comprehensive loss					(225.2)				(225.2)
Cash dividends declared — $2.58 per share				(384.9)					(384.9)
Issuance of common stock (941,854)			(41.4)				79.9		38.5
Repurchase of common stock (3,677,435 shares)							(527.1)		(527.1)
Premium paid on equity option			(57.3)						(57.3)
Non-controlling interest buyout								0.3	0.3
Stock-based compensation related			76.5						76.5
ESOP						8.3			8.3
Balance December 29, 2018	$750.0	$442.3	$4,621.0	$6,219.0	$(1,814.3)	$(10.5)	$(2,371.3)	$3.7	$7,839.9
Net earnings				955.8				2.2	958.0
Other comprehensive loss					(70.3)				(70.3)
Cash dividends declared — $2.70 per share				(402.0)					(402.0)
Issuance of common stock (2,391,336)			(68.0)				214.0		146.0
Repurchase of common stock (187,377 shares)							(27.5)		(27.5)
Issuance of preferred stock (750,000 shares)	750.0		(15.5)						734.5
Equity units - stock contract fees			(114.2)						(114.2)
Premium paid on equity option			(19.2)						(19.2)
Stock-based compensation related			88.8						88.8
ESOP						8.2			8.2
Balance December 28, 2019	$1,500.0	$442.3	$4,492.9	$6,772.8	$(1,884.6)	$(2.3)	$(2,184.8)	$5.9	$9,142.2

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

A. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION — The Consolidated Financial Statements include the accounts of Stanley Black & Decker, Inc. and its majority-owned subsidiaries (collectively the “Company”) which require consolidation, after the elimination of intercompany accounts and transactions. The Company’s fiscal year ends on the Saturday nearest to December 31. There were 52 weeks in each of the fiscal years 2019, 2018 and 2017.

In March 2019, the Company acquired International Equipment Solutions Attachments businesses, Paladin and Pengo, ("IES Attachments"), a manufacturer of high quality, performance-driven heavy equipment attachment tools for off-highway applications. The acquisition is being accounted for as a business combination using the acquisition method of accounting and the results have been consolidated into the Company's Industrial segment. In April 2018, the Company acquired the industrial business of Nelson Fastener Systems ("Nelson"), which excluded Nelson's automotive stud welding business. The results of Nelson have been consolidated into the Company's Industrial segment. In March 2017, the Company acquired the Tools business of Newell Brands ("Newell Tools") and the Craftsman® brand. The results of Newell Tools and the Craftsman® brand have been consolidated into the Company's Tools & Storage segment. The 2018 and 2017 acquisitions were accounted for as business combinations using the acquisition method of accounting.

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

Refer to Note E, Acquisitions and Investments, for further discussion on these transactions.

In the second quarter of 2019, the Company sold its Sargent & Greenleaf mechanical locks business within the Security segment. The operating results of this business have been reported in the Consolidated Financial Statements through the date of sale in 2019 and for the years ended December 29, 2018 and December 30, 2017. In the first quarter of 2017, the Company sold the majority of its mechanical security businesses within the Security segment, which included the commercial hardware brands of Best Access, phi Precision and GMT, and sold a small business within the Tools & Storage segment. The Company also sold a small business in the Industrial segment in the third quarter of 2017 and a small business in the Tools & Storage segment in the fourth quarter of 2017. The operating results of these businesses have been reported in the Consolidated Financial Statements through their respective dates of sale in 2017. Refer to Note T, Divestitures, for further discussion.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements. While management believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from these estimates. Certain amounts reported in previous years have been reclassified to conform to the 2019 presentation.
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
GOODWILL AND INTANGIBLE ASSETS — Goodwill represents costs in excess of values assigned to the underlying net assets of acquired businesses. Intangible assets acquired are recorded at estimated fair value. Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are tested for impairment annually during the third quarter, and at any time when events suggest an impairment more likely than not has occurred.
To assess goodwill for impairment, the Company, depending on relevant facts and circumstances, performs either a qualitative assessment or a quantitative analysis utilizing a discounted cash flow valuation model. In performing a qualitative assessment, the Company first assesses relevant factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step quantitative goodwill impairment test. The Company identifies and considers the significance of relevant key factors, events, and circumstances that could affect the fair value of each reporting unit. These factors include external factors such as macroeconomic, industry, and market conditions, as well as entity-specific factors, such as actual and planned financial performance. The Company also considers changes in each reporting unit's fair value and carrying amount since the most recent date a fair value measurement was performed. In performing a quantitative analysis, the Company determines the fair value of a reporting unit using management’s assumptions about future cash flows based on long-range strategic plans. This approach incorporates many assumptions including discount rates, future growth rates and expected profitability. In the event the carrying amount of a reporting unit exceeded its fair value, an impairment loss would be recognized to the extent the carrying amount of the reporting unit’s goodwill exceeded the implied fair value of the goodwill.
Indefinite-lived intangible assets are tested for impairment utilizing either a qualitative assessment or a quantitative analysis. For a qualitative assessment, the Company identifies and considers relevant key factors, events, and circumstances to determine whether it is necessary to perform a quantitative impairment test. The key factors considered include macroeconomic, industry, and market conditions, as well as the asset's actual and forecasted results. For the quantitative impairment tests, the Company compares the carrying amounts to the current fair market values, usually determined by the estimated cost to lease the assets from third parties. Intangible assets with definite lives are amortized over their estimated useful lives generally using an accelerated method. Under this accelerated method, intangible assets are amortized reflecting the pattern over which the economic benefits of the intangible assets are consumed. Definite-lived intangible assets are also evaluated for impairment when impairment indicators are present. If the carrying amount exceeds the total undiscounted future cash flows, a discounted cash flow analysis is performed to determine the fair value of the asset. If the carrying amount of the asset was to exceed the fair value, it would be written down to fair value. No significant goodwill or other intangible asset impairments were recorded during 2019, 2018 or 2017.
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
REVENUE RECOGNITION — The Company’s revenues result from the sale of goods or services and reflect the consideration to which the Company expects to be entitled. The Company records revenue based on a five-step model in accordance with Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers ("ASC 606"). For its contracts with customers, the Company identifies the performance obligations (goods or services), determines the transaction price, allocates the contract transaction price to the performance obligations, and recognizes the revenue when (or as) the performance obligation is transferred to the customer. A good or service is transferred when (or as) the customer obtains control of that good or service. The majority of the Company’s revenues are recorded at a point in time from the sale of tangible products.

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

The Company’s revenues can be generated from contracts with multiple performance obligations. When a contract involves multiple performance obligations, each obligation is separately identified and the transaction price is allocated based on the amount of consideration the Company expects to be entitled to in exchange for transferring the promised good or service to the customer.

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

Refer to Note B, Accounts and Notes Receivable, for further discussion.
COST OF SALES AND SELLING, GENERAL & ADMINISTRATIVE — Cost of sales includes the cost of products and services provided, reflecting costs of manufacturing and preparing the product for sale. These costs include expenses to acquire and manufacture products to the point that they are allocable to be sold to customers and costs to perform services pertaining to service revenues (e.g. installation of security systems, automatic doors, and security monitoring costs). Cost of sales is primarily comprised of freight, direct materials, direct labor as well as overhead which includes indirect labor and facility and equipment costs. Cost of sales also includes quality control, procurement and material receiving costs as well as internal transfer costs. Selling, general & administrative costs ("SG&A") include the cost of selling products as well as administrative function costs. These expenses generally represent the cost of selling and distributing the products once they are available for sale and primarily include salaries and commissions of the Company’s sales force, distribution costs, notably salaries and facility costs, as well as administrative expenses for certain support functions and related overhead.
ADVERTISING COSTS — Television advertising is expensed the first time the advertisement airs, whereas other advertising is expensed as incurred. Advertising costs are classified in SG&A and amounted to $90.4 million in 2019, $101.3 million in 2018 and $123.3 million in 2017. Expense pertaining to cooperative advertising with customers reported as a reduction of Net Sales was $323.2 million in 2019, $315.8 million in 2018 and $297.4 million in 2017. Cooperative advertising with customers classified as SG&A expense amounted to $6.9 million in 2019, $5.4 million in 2018 and $6.1 million in 2017.
SALES TAXES — Sales and value added taxes collected from customers and remitted to governmental authorities are excluded from Net Sales reported in the Consolidated Statements of Operations.
SHIPPING AND HANDLING COSTS — The Company generally does not bill customers for freight. Shipping and handling costs associated with inbound and outbound freight are reported in Cost of sales. Distribution costs are classified in SG&A and amounted to $326.7 million, $316.0 million and $279.8 million in 2019, 2018 and 2017, respectively.
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
INCOME TAXES — The Company accounts for income taxes under the asset and liability method in accordance with ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse. Any changes in tax rates on deferred tax assets and liabilities are recognized in earnings in the period that includes the enactment date.

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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“the Act”). Changes included, but were not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, changes to U.S. international taxation, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. Pursuant to Staff Accounting Bulletin No. 118 (“SAB 118”) issued by the SEC in December 2017, issuers were permitted up to one year from the enactment of the Act to complete the accounting for the income tax effects of the Act (“the measurement period”). The Company completed its accounting for the tax effects of the Act within the measurement period and those effects are included within Income taxes in the Consolidated Statements of Operations.

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
NEW ACCOUNTING STANDARDS ADOPTED — In February 2018, the FASB issued Accounting Standards Update ("ASU") 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220). The new guidance permits, but does not require, companies to reclassify the stranded tax effects of the Act on items within accumulated other comprehensive income to retained earnings. The Company adopted this standard in the first quarter of 2019 and did not elect to reclassify the stranded tax effects of the Act on items within accumulated other comprehensive income to retained earnings. The Company uses the portfolio method for releasing the stranded tax effects from accumulated other comprehensive income.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("new lease standard"). The objective of the new lease standard is to increase transparency and comparability among organizations by requiring recognition of all lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In March 2019, the FASB issued ASU 2019-01, Codification Improvements, Leases (Topic 842), and in July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, and ASU 2018-11, Targeted Improvements, Leases (Topic 842). In December 2018, the FASB issued ASU 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors. These ASUs provided clarification on how to apply certain aspects of the new lease standard and allowed entities to initially apply the standards from the adoption date. The Company adopted these standards effective December 30, 2018 utilizing the transition method, which allowed these standards to be applied as of the adoption date with no adjustment for periods prior to fiscal year 2019. The Company recorded lease liabilities and a right-of-use asset in its consolidated balance sheet upon adoption. The adoption of these standards did not impact the Company's consolidated statements of operations, net assets or retained earnings. Refer to Note B, Accounts and Notes Receivable, and Note R, Commitments and Guarantees, for further discussion.

RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED — In January 2020, the FASB issued ASU 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815). The new standard clarifies the interaction of accounting for the transition into and out of the equity method. The new standard also clarifies the accounting for measuring certain purchased options and forward contracts to acquire investments. The ASU is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740). The new standard simplifies the accounting for income taxes by removing certain exceptions for recognizing deferred taxes for investments, performing intra-period allocation and calculating income taxes in interim periods. The new standard also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. The ASU is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. The standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company will adopt this standard in the first quarter of 2020 and does not expect it to have a material impact on its consolidated financial statements.
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
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820). The standard modifies disclosure requirements of fair value measurements. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company will adopt this standard in the first quarter of 2020 and does not expect it to have a material impact on its consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350). The standard simplifies the subsequent measurement of goodwill by eliminating the second step of the goodwill impairment test. This ASU will be applied prospectively and is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company will adopt this standard in the first quarter of 2020.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326). The new standard amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company will adopt this guidance in the first quarter of 2020 and believes the main impact will relate to the Company's assessment of its allowance for doubtful accounts on trade account receivables and long-term receivables. The Company does not expect this standard to have a material impact on its consolidated financial statements.

B. ACCOUNTS AND NOTES RECEIVABLE

(Millions of Dollars)	2019	2018
Trade accounts receivable	$1,284.0	$1,437.1
Trade notes receivable	156.7	150.0
Other accounts receivable	126.3	122.7
Gross accounts and notes receivable	1,567.0	1,709.8
Allowance for doubtful accounts	(112.4)	(102.0)
Accounts and notes receivable, net	$1,454.6	$1,607.8
Long-term receivable, net	$146.1	$153.7

Trade receivables are dispersed among a large number of retailers, distributors and industrial accounts in many countries. Adequate reserves have been established to cover anticipated credit losses. Long-term receivables, net of $146.1 million and $153.7 million at December 28, 2019 and December 29, 2018, respectively, are reported within Other Assets in the Consolidated Balance Sheets. The Company's financing receivables are predominantly related to certain security equipment sales-type leases with commercial businesses. As of December 28, 2019, the current portion of finance receivables within Trade notes receivable approximated $78.2 million. Generally, the Company retains legal title to any equipment under lease and holds the right to repossess such equipment in an event of default. All financing receivables are interest-bearing and the Company has not classified any financing receivables as held-for-sale. Interest income earned from financing receivables that are not delinquent are recorded on the effective interest method.

The Company considers any financing receivable that has not been collected within 90 days of original billing date as past-due or delinquent. The Company's payment terms are generally consistent with the industries in which their businesses operate and typically range from 30-90 days globally. Additionally, the Company considers the credit quality of all past-due or delinquent financing receivables as nonperforming. The Company does not adjust the promised amount of consideration for the effects of a significant financing component when the period between transfer of the product and receipt of payment is less than one year. Any significant financing components for contracts greater than one year are included in revenue over time.
The following is a summary of the expected timing of receipt of payments from customers on an undiscounted basis as of December 28, 2019 relating to the Company's lease receivables:

(Millions of Dollars)	Total	Within 1 Year	2 Years	3 Years	4 Years	5 Years	Thereafter
Finance receivables	$210.5	$78.2	$59.7	$39.8	$20.6	$12.2	$—
Operating leases	$47.7	$45.5	$1.3	$0.7	$0.2	$—	$—

The following is a summary of lease revenue and sales-type lease profit for the year ended December 28, 2019:

(Millions of Dollars)	2019
Sales-type lease revenue	$88.9
Lease interest revenue	12.7
Operating lease revenue	148.9
Total lease revenue	$250.5
Sales-type lease profit	$35.3

In October 2018, the Company entered into an accounts receivable sale program. According to the terms, the Company sells certain of its trade accounts receivables at fair value to a wholly owned, consolidated, bankruptcy-remote special purpose subsidiary (“BRS"). The BRS, in turn, can sell such receivables to a third-party financial institution (“Purchaser”) for cash. The Purchaser’s maximum cash investment in the receivables at any time is $110.0 million. The purpose of the program is to provide liquidity to the Company. These transfers qualify as sales under ASC 860, Transfers and Servicing, and receivables are derecognized from the Company’s Consolidated Balance Sheets when the BRS sells those receivables to the Purchaser. The Company has no retained interests in the transferred receivables, other than collection and administrative responsibilities. At December 28, 2019, the Company did not record a servicing asset or liability related to its retained responsibility based on its assessment of the servicing fee, market values for similar transactions and its cost of servicing the receivables sold.

At December 28, 2019 and December 29, 2018, net receivables of approximately $100.0 million and $100.1 million, respectively, were derecognized. Proceeds from transfers of receivables to the Purchaser totaled $495.4 million and $194.3 million for the years ended December 28, 2019 and December 29, 2018, respectively, and payments to the Purchaser totaled $495.5 million and $94.3 million, respectively. The program resulted in a pre-tax loss of $3.6 million and $0.7 million for the years ended December 28, 2019 and December 29, 2018, respectively, which included service fees of $0.9 million and $0.2 million, respectively. All cash flows under the program are reported as a component of changes in accounts receivable within operating activities in the Consolidated Statements of Cash Flows since all the cash from the Purchaser is received upon the initial sale of the receivable.

As of December 28, 2019 and December 29, 2018, the Company's deferred revenue totaled $209.8 million and $202.0 million, respectively, of which $108.9 million and $98.6 million, respectively, was classified as current. Revenue recognized for the years ended December 28, 2019 and December 29, 2018 that was previously deferred as of December 29, 2018 and December 30, 2017 totaled $96.4 million and $89.3 million, respectively.

As of December 28, 2019, approximately $1.118 billion of revenue from long-term contracts primarily in the Security segment was unearned related to customer contracts which were not completely fulfilled and will be recognized on a decelerating basis over the next 5 years. This amount excludes any of the Company's contracts with an original expected duration of one year or less.

C. INVENTORIES

(Millions of Dollars)	2019	2018
Finished products	$1,526.0	$1,707.4
Work in process	162.0	150.8
Raw materials	567.0	515.3
Total	$2,255.0	$2,373.5

Net inventories in the amount of $1.1 billion at December 28, 2019 and $1.2 billion at December 29, 2018 were valued at the lower of LIFO cost or market. If the LIFO method had not been used, inventories would have been higher than reported by $78.1 million at December 28, 2019 and $44.6 million at December 29, 2018.

D. PROPERTY, PLANT AND EQUIPMENT

(Millions of Dollars)	2019	2018
Land	$112.2	$115.9
Land improvements	52.6	52.2
Buildings	630.3	625.6
Leasehold improvements	172.1	157.8
Machinery and equipment	2,812.8	2,566.1
Computer software	510.8	452.5
Property, plant & equipment, gross	$4,290.8	$3,970.1
Less: accumulated depreciation and amortization	(2,331.3)	(2,054.9)
Property, plant & equipment, net	$1,959.5	$1,915.2

Depreciation and amortization expense associated with property, plant and equipment was as follows:

(Millions of Dollars)	2019	2018	2017
Depreciation	$325.2	$288.4	$253.6
Amortization	47.6	42.8	43.3
Depreciation and amortization expense	$372.8	$331.2	$296.9

E. ACQUISITIONS AND INVESTMENTS

PENDING ACQUISITION

On January 3, 2020, the Company reached an agreement to acquire Consolidated Aerospace Manufacturing, LLC ("CAM") for up to $1.5 billion in cash, with $200 million of the purchase price held back and contingent on the Boeing 737 MAX Airplanes receiving Federal Aviation Administration authorization to return to service and The Boeing Company achieving certain production levels. CAM is an industry-leading manufacturer of specialty fasteners and components for the aerospace and defense markets. The Company expects the acquisition to further diversify the Company's presence in the industrial markets and expand its portfolio of specialty fasteners in the high-growth, high-margin aerospace and defense market. The acquisition will be accounted for as a business combination using the acquisition method of accounting and consolidated into the Company's Industrial segment. The transaction is subject to customary closing conditions, including regulatory approval, and is expected to close in late February 2020.

2019 INVESTMENTS

On January 2, 2019, the Company acquired a 20 percent interest in MTD, a privately held global manufacturer of outdoor power equipment, for $234 million in cash. With annual revenues of approximately $2.4 billion, MTD manufactures and distributes gas-powered lawn tractors, zero turn mowers, walk behind mowers, snow throwers, trimmers, chain saws, utility vehicles and other outdoor power equipment. Under the terms of the agreement, the Company has the option to acquire the remaining 80 percent of MTD beginning on July 1, 2021 and ending on January 2, 2029. In the event the option is exercised, the companies have agreed to a valuation multiple based on MTD’s 2018 EBITDA, with an equitable sharing arrangement for future EBITDA growth. The Company is applying the equity method of accounting to the MTD investment.

During 2019, the Company made additional immaterial investments that are not accounted for under the equity method. The Company acquired less than 20 percent interest in each investment and does not have the ability to significantly influence any of the investees.

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

The IES Attachments acquisition is being accounted for as a business combination using the acquisition method of accounting, which requires, among other things, certain assets acquired and liabilities assumed to be recognized at their fair values as of the acquisition date. The estimated acquisition date value of identifiable net assets acquired, which includes $77.9 million of working capital (primarily inventory), $78.3 million of deferred tax liabilities, and $328.0 million of intangible assets, is $344.7 million. The related goodwill is $308.8 million. The amount allocated to intangible assets includes $304.0 million for customer relationships. The weighted-average useful life assigned to the intangible assets is 14 years.

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the expected cost synergies of the combined business, assembled workforce, and the going concern nature of IES Attachments. It is estimated that $2.4 million of goodwill, relating to the pre-acquisition historical tax basis of goodwill, will be deductible for tax purposes.

The purchase price allocation for IES Attachments is substantially complete with the exception of certain opening balance sheet liabilities and tax matters. The Company will complete its purchase price allocation in the first quarter of 2020. Any measurement period adjustments resulting from the finalization of the Company’s purchase accounting assessment are not expected to be material.

A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. The Company’s judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact the Company’s results from operations.

Other 2019 Acquisitions

During 2019, the Company completed five smaller acquisitions for $40.8 million, net of cash acquired. The estimated acquisition date value of the identifiable net assets acquired, which includes $6.0 million of working capital and $8.8 million of customer relationships, is $19.1 million. The related goodwill is $21.7 million. The useful lives assigned to the customer relationships range from 8 to 10 years. The results of these acquisitions subsequent to the dates of acquisition are included in the Company's Industrial and Security segments. The acquisition accounting for these acquisitions is substantially complete with the exception of certain minor items and will be completed within the measurement period.
2018 ACQUISITIONS
Nelson Fastener Systems
On April 2, 2018, the Company acquired Nelson for $424.2 million, net of cash acquired. Nelson is complementary to the Company's product offerings, enhances its presence in the general industrial end markets, and expands its portfolio of highly-engineered fastening solutions. The results of Nelson are included in the Company's Industrial segment.
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
The acquisition accounting for Nelson is complete. The measurement period adjustments recorded in 2019 did not have a material impact to the Company's Consolidated Financial Statements.
Other 2018 Acquisitions
During 2018, the Company completed six smaller acquisitions for a total purchase price of $104.5 million, net of cash acquired. The acquisition date value of the identifiable net assets acquired, which included $13.4 million of working capital and $35.5 million of intangible assets, was $38.1 million. The related goodwill was $66.4 million. The amount allocated to intangible assets included $32.0 million for customer relationships. The useful lives assigned to intangible assets ranged from 10 to 14 years.
The acquisition accounting for these acquisitions is complete. The measurement period adjustments recorded in 2019 did not have a material impact to the Company's Consolidated Financial Statements.
2017 ACQUISITIONS
Newell Tools
On March 9, 2017, the Company acquired Newell Tools for approximately $1.86 billion, net of cash acquired. The Newell Tools results are included in the Company's Tools & Storage segment.
The Newell Tools acquisition was accounted for as a business combination using the acquisition method of accounting. The purchase price allocation for Newell Tools was completed in 2018. The measurement period adjustments recorded in 2018 did not have a material impact on the Company's Consolidated Financial Statements. The following table summarizes the acquisition date value of assets acquired and liabilities assumed:

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
Craftsman Brand

On March 8, 2017, the Company purchased the Craftsman® brand from Sears Holdings Corporation ("Sears Holdings") for a total estimated cash purchase price of $936.7 million on a discounted basis, which consisted of an initial cash payment of $568.2 million, a cash payment due in March 2020 with an estimated present value at acquisition date of $234.0 million, and future payments to Sears Holdings of between 2.5% and 3.5% on sales of Craftsman products in new Stanley Black & Decker channels through March 2032, which was valued at $134.5 million at the acquisition date based on estimated future sales projections. Refer to Note M, Fair Value Measurements, for additional details. In addition, as part of the acquisition the Company also granted a perpetual license to Sears Holdings to continue selling Craftsman®-branded products in Sears Holdings-related channels. The perpetual license will be royalty-free until March 2032, which represented an estimated value at acquisition date of approximately $293.0 million, and 3% thereafter. The Craftsman results are included in the Company's Tools & Storage segment.
The Craftsman® brand acquisition was accounted for as a business combination using the acquisition method of accounting. The purchase price allocation for Craftsman was completed during 2018. The measurement period adjustments recorded in 2018 did not have a material impact on the Company's Consolidated Financial Statements. The acquisition date value of identifiable net assets acquired, which included $40.2 million of working capital and $418.0 million of intangible assets, was $482.6 million. The related goodwill was $747.1 million. The amount allocated to intangible assets included $396.0 million of an indefinite-lived trade name. The useful life assigned to the customer relationships was 17 years.
Goodwill was calculated as the excess of the consideration transferred over the net assets recognized and represents the expected revenue and cost synergies of the combined business and the going concern nature of the Craftsman® brand. It is estimated that $442.7 million of goodwill will be deductible for tax purposes.

Other 2017 Acquisitions
During 2017, the Company completed four smaller acquisitions for a total purchase price of $182.9 million, net of cash acquired. The results of these acquisitions subsequent to the dates of acquisition are included in the Company's Tools & Storage and Security segments. The purchase price allocation for these acquisitions was completed in 2018. The acquisition date value of the identifiable net assets acquired, which included $35.3 million of working capital and $54.4 million of intangible assets, was $88.1 million. The related goodwill was $94.8 million. The amount allocated to intangible assets included $51.4 million for customer relationships. The useful lives assigned to the customer relationships ranged between 10 and 15 years.

ACTUAL AND PRO-FORMA IMPACT FROM ACQUISITIONS
Actual Impact from Acquisitions
The net sales and net loss from the 2019 acquisitions included in the Company's Consolidated Statements of Operations for the year ended December 28, 2019 are shown in the table below. The net loss includes amortization relating to intangible assets recorded upon acquisition, inventory step-up charges, transaction costs, and other integration-related costs.

(Millions of Dollars)	2019
Net sales	$291.1
Net loss attributable to common shareowners	$(1.7)

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

(Millions of Dollars, except per share amounts)	2019	2018
Net sales	$14,524.6	$14,448.6
Net earnings attributable to common shareowners	977.8	620.3
Diluted earnings per share	$6.49	$4.09

2019 Pro-forma Results

The 2019 pro-forma results were calculated by combining the results of Stanley Black & Decker with the stand-alone results of the 2019 acquisitions for their respective pre-acquisition periods. Accordingly the following adjustments were made:

•
Elimination of the historical pre-acquisition intangible asset amortization expense and the addition of intangible asset amortization expense related to intangibles valued as part of the purchase price allocation that would have been incurred from December 30, 2018 to the acquisition dates.

•	Additional depreciation expense for the property, plant, and equipment fair value adjustments that would have been incurred from December 30, 2018 to the acquisition date of IES Attachments.

•
Because the 2019 acquisitions were assumed to occur on December 31, 2017, there were no acquisition-related costs or inventory step-up charges factored into the 2019 pro-forma year, as such expenses would have occurred in the first year following the assumed acquisition date.

2018 Pro-forma Results

The 2018 pro-forma results were calculated by combining the results of Stanley Black & Decker with the stand-alone results of the 2018 and 2019 acquisitions for their respective pre-acquisition periods. Accordingly the following adjustments were made:

•
Elimination of the historical pre-acquisition intangible asset amortization expense and the addition of intangible asset amortization expense related to intangibles valued as part of the purchase price allocation that would have been incurred from December 31, 2017 to the acquisition dates of the 2018 acquisitions and for the year ended December 29, 2018 for the 2019 acquisitions.

•
Additional depreciation expense for the property, plant, and equipment fair value adjustments that would have been incurred from December 31, 2017 to the acquisition date of Nelson and for the year ended December 29, 2018 for the IES acquisition.

•	Additional expense for acquisition-related costs and inventory step-up charges relating to the 2019 acquisitions, as such expenses would have been incurred during the year ended December 29, 2018.

•
Because the 2018 acquisitions were assumed to occur on January 1, 2017, there were no acquisition-related costs or inventory step-up charges factored into the 2018 pro-forma period, as such expenses relating to the 2018 acquisitions would have occurred in the first year following the assumed acquisition date.

F. GOODWILL AND INTANGIBLE ASSETS
GOODWILL — The changes in the carrying amount of goodwill by segment are as follows:

(Millions of Dollars)	Tools & Storage	Industrial	Security	Total
Balance December 30, 2017	$5,189.7	$1,454.4	$2,132.0	$8,776.1
Acquisitions	59.8	225.5	55.0	340.3
Foreign currency translation and other	(95.2)	(0.2)	(64.3)	(159.7)
Balance December 29, 2018	$5,154.3	$1,679.7	$2,122.7	$8,956.7
Acquisitions	(1.3)	320.5	8.2	327.4
Foreign currency translation and other	8.8	(4.7)	(50.7)	(46.6)
Balance December 28, 2019	$5,161.8	$1,995.5	$2,080.2	$9,237.5

In accordance with ASC 350, Intangibles - Goodwill and Other, a portion of the goodwill associated with the Security segment was allocated to the aforementioned Sargent & Greenleaf divestiture based on the relative fair value of the business disposed of and the portion of the reporting unit that was retained. Accordingly, goodwill for the Security segment was reduced by $33.8 million and included in the gain on sale of Sargent & Greenleaf in 2019. Refer to Note T, Divestitures, for further discussion.

As required by the Company's policy, goodwill and indefinite-lived trade names were tested for impairment in the third quarter of 2019. The Company assessed the fair values of two of its reporting units utilizing a discounted cash flow valuation model and determined that the fair values exceeded the respective carrying amounts. The key assumptions used were discount rates and perpetual growth rates applied to cash flow projections. Also inherent in the discounted cash flow valuations were near-term revenue growth rates over the next five years. These assumptions contemplated business, market and overall economic conditions. For the remaining three reporting units, the Company determined qualitatively that it was not more likely than not that goodwill was impaired, and thus, the quantitative goodwill impairment test was not required.  In making this determination, the Company considered the significant excess of fair value over carrying amount as calculated in the most recent quantitative analysis, each reporting unit's 2019 performance compared to prior year and their respective industries, analyst multiples and other positive qualitative information. Based on the results of the annual impairment testing performed in the third quarter of 2019, the Company determined that the fair values of each of its reporting units exceeded their respective carrying amounts.

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

INTANGIBLE ASSETS — Intangible assets at December 28, 2019 and December 29, 2018 were as follows:

	2019		2018
(Millions of Dollars)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized Intangible Assets — Definite lives
Patents and copyrights	$42.4	$(41.5)	$42.5	$(40.6)
Trade names	194.5	(127.2)	170.8	(114.9)
Customer relationships	2,739.0	(1,421.7)	2,435.0	(1,269.8)
Other intangible assets	233.1	(182.9)	236.1	(173.6)
Total	$3,209.0	$(1,773.3)	$2,884.4	$(1,598.9)

Indefinite-lived trade names totaled $2.186 billion at December 28, 2019 and $2.199 billion at December 29, 2018. The year-over-year change is due to currency fluctuations.
Intangible assets amortization expense by segment was as follows:

(Millions of Dollars)	2019	2018	2017
Tools & Storage	$73.1	$75.5	$68.0
Industrial	69.6	50.7	45.4
Security	44.7	49.1	50.4
Consolidated	$187.4	$175.3	$163.8

Future amortization expense in each of the next five years amounts to $175.1 million for 2020, $166.5 million for 2021, $157.3 million for 2022, $148.3 million for 2023, $139.5 million for 2024 and $649.0 million thereafter.

G. ACCRUED EXPENSES
Accrued expenses at December 28, 2019 and December 29, 2018 were as follows:

(Millions of Dollars)	2019	2018
Payroll and related taxes	$262.4	$297.0
Income and other taxes	243.9	67.5
Customer rebates and sales returns	112.0	116.6
Insurance and benefits	69.8	69.4
Restructuring costs	147.8	108.8
Derivative financial instruments	22.4	7.5
Warranty costs	69.6	65.5
Deferred revenue	108.9	98.6
Freight costs	72.9	87.3
Environmental costs	57.8	58.1
Deferred purchase price	249.2	—
Current lease liability	141.3	—
Other	419.5	413.5
Total	$1,977.5	$1,389.8

H. LONG-TERM DEBT AND FINANCING ARRANGEMENTS
Long-term debt and financing arrangements at December 28, 2019 and December 29, 2018 were as follows:

		December 28, 2019						December 29, 2018
(Millions of Dollars)	Interest Rate	Original Notional	Unamortized Discount	Unamortized Gain (Loss) Terminated Swaps[1]	Purchase Accounting FV Adjustment	Deferred Financing Fees	Carrying Value	Carrying Value
Notes payable due 2021	3.40%	$400.0	$(0.1)	$6.7	$—	$(0.6)	$406.0	$409.1
Notes payable due 2022	2.90%	754.3	(0.2)	—	—	(1.8)	752.3	751.6
Notes payable due 2026	3.40%	500.0	(0.6)	—	—	(2.9)	496.5	—
Notes payable due 2028	7.05%	150.0	—	9.3	9.0	—	168.3	170.4
Notes payable due 2028	4.25%	500.0	(0.3)	—	—	(3.9)	495.8	495.7
Notes payable due 2040	5.20%	400.0	(0.2)	(30.5)	—	(2.8)	366.5	364.9
Notes payable due 2048	4.85%	500.0	(0.5)	—	—	(5.4)	494.1	494.4
Notes payable due 2052 (junior subordinated)	5.75%	—	—	—	—	—	—	731.6
Notes payable due 2053 (junior subordinated)	7.08%	—	—	—	—	—	—	396.7
Other, payable in varying amounts through 2022[2]	0.00% - 4.50%	—	—	—	—	—	—	7.9
Total long-term debt, including current maturities		$3,204.3	$(1.9)	$(14.5)	$9.0	$(17.4)	$3,179.5	$3,822.3
Less: Current maturities of long-term debt							(3.1)	(2.5)
Long-term debt							$3,176.4	$3,819.8
1 Unamortized gain (loss) associated with interest rate swaps are more fully discussed in Note I, Financial Instruments.
2 Finance lease balances as of December 29, 2018 have been reclassified to lease liabilities in accordance with the adoption of the new lease standard in the first quarter of 2019. Refer to Note A, Significant Accounting Policies.
As of December 28, 2019, the aggregate annual principal maturities of long-term debt for the next five years and thereafter are as follows: no principal maturities in 2020, $400.0 million in 2021, $754.3 million in 2022, no principal maturities in 2023 or 2024, and $2.050 billion thereafter. These maturities represent the principal amounts to be paid and accordingly exclude the remaining $9.0 million of unamortized fair value adjustments made in purchase accounting, which increased the Black & Decker note payable due 2028, as well as a net loss of $16.4 million pertaining to unamortized termination gains and losses on interest rate swaps and unamortized discounts on the notes as described in Note I, Financial Instruments, and $17.4 million of unamortized deferred financing fees. Interest paid during 2019, 2018 and 2017 amounted to $252.9 million, $249.6 million and $198.3 million, respectively.

In February 2020, the Company issued $750.0 million of senior unsecured term notes maturing March 15, 2030 ("2030 Term Notes") and $750.0 million of fixed-to-fixed reset rate junior subordinated debentures maturing March 15, 2060 (“2060 Junior Subordinated Debentures”). The 2030 Term Notes will accrue interest at a fixed rate of 2.3% per annum, with interest payable semi-annually in arrears, and rank equally in right of payment with all of the Company's existing and future unsecured and unsubordinated debt. The 2060 Junior Subordinated Debentures will bear interest at a fixed rate of 4.0% per annum, payable semi-annually in arrears, up to but excluding March 15, 2025. From and including March 15, 2025, the interest rate will be reset for each subsequent five-year reset period equal to the Five-Year Treasury Rate plus 2.657%. The Five-Year Treasury Rate is based on the average yields on actively traded U.S. treasury securities adjusted to constant maturity, for five-year maturities.  On each five-year reset date, the 2060 Junior Subordinated Debentures can be called at par value. The 2060 Junior Subordinated Debentures are unsecured and rank subordinate and junior in right of payment to all of the Company’s existing and future senior debt. The Company received total net proceeds from these offerings of approximately $1.487 billion, which reflected approximately $13.4 million of underwriting expenses and other fees associated with the transactions. The net proceeds from the offering will be used for general corporate purposes, including acquisition funding and repayment of short-term borrowings.
In March 2019, the Company issued $500.0 million of senior unsecured notes maturing on March 1, 2026 ("2026 Term Notes"). The 2026 Term Notes accrue interest at a fixed rate of 3.40% per annum with interest payable semi-annually in arrears. The 2026 Term Notes rank equally in right of payment with all of the Company's existing and future unsecured and unsubordinated debt. The Company received net cash proceeds of $496.2 million which reflected the notional amount offset by a discount, underwriting expenses, and other fees associated with the transaction. The Company used the net proceeds from the offering for general corporate purposes, including repayment of other borrowings.
In November 2018, the Company issued $500.0 million of senior unsecured notes maturing on November 15, 2028 ("2028 Term Notes") and $500.0 million of senior unsecured notes maturing on November 15, 2048 ("2048 Term Notes"). The 2028 Term Notes and 2048 Term Notes accrue interest at fixed rates of 4.25% per annum and 4.85% per annum, respectively, with interest payable semi-annually in arrears on both notes. The notes are unsecured and rank equally with all of the Company's existing and future unsecured and unsubordinated debt. The Company received net proceeds of $990.0 million which reflected a discount of $0.9 million and $9.1 million of underwriting expenses and other fees associated with the transaction. The Company used the net proceeds from the offering for general corporate purposes, including repayment of other borrowings.
Contemporaneously with the issuance of the 2028 Term Notes and 2048 Term Notes, the Company paid $977.5 million to settle its remaining obligations of two unsecured notes which matured in November 2018.
In December 2013, the Company issued $400.0 million aggregate principal amount of 5.75% fixed-to-floating rate junior subordinated debentures maturing December 15, 2053 (“2053 Junior Subordinated Debentures”). The 2053 Junior Subordinated Debentures bore interest at a fixed rate of 5.75% per annum, payable semi-annually in arrears to, but excluding December 15, 2018. From and including December 15, 2018, the 2053 Junior Subordinated Debentures bore interest at an annual rate equal to three-month LIBOR plus 4.304%, payable quarterly in arrears. In February 2019, the Company redeemed all of the outstanding 2053 Junior Subordinated Debentures for $405.7 million, which represented 100% of the principal amount plus accrued and unpaid interest to the redemption date. The Company recognized a net pre-tax loss of $3.2 million from the redemption, which was comprised of a $7.8 million loss related to the write-off of deferred financing fees partially offset by a $4.6 million gain relating to an unamortized terminated interest rate swap as described in more detailed in Note I, Financial Instruments.
In November 2012, the Company issued $800.0 million of senior unsecured term notes, maturing on November 1, 2022 (“2022 Term Notes”) with fixed interest payable semi-annually, in arrears, at a rate of 2.90% per annum. The 2022 Term Notes are unsecured and rank equally with all of the Company's existing and future unsecured and unsubordinated debt. The Company received net proceeds of $793.9 million, which reflected a discount of $0.7 million and $5.4 million of underwriting expenses and other fees associated with the transaction. The Company used the net proceeds from the offering for general corporate purposes, including repayment of short-term borrowings. The 2022 Term Notes include a Change of Control provision that would apply should a Change of Control event (as defined in the Indenture governing the 2022 Term Notes) occur. The Change of Control provision states that the holders of the 2022 Term Notes may require the Company to repurchase, in cash, all of the outstanding 2022 Term Notes for a purchase price at 101.0% of the original principal amount, plus any accrued and unpaid interest outstanding up to the repurchase date. In December 2014, the Company repurchased $45.7 million of the 2022 Term Notes and paid $45.3 million in cash and recognized a net pre-tax gain of less than $0.1 million after expensing $0.3 million of related loan discount costs and deferred financing fees. At December 28, 2019, the carrying value of the 2022 Term Notes includes $0.2 million of unamortized discount.

In July 2012, the Company issued $750.0 million of junior subordinated debentures, maturing on July 25, 2052 (“2052 Junior Subordinated Debentures”) with fixed interest payable quarterly, in arrears, at a rate of 5.75% per annum. In December 2019, the Company redeemed all of the outstanding 2052 Junior Subordinated Debentures for $760.5 million, which represented 100% of the principal amount plus accrued and unpaid interest. The Company recognized a pre-tax loss of $17.9 million from the redemption related to the write-off of unamortized deferred financing fees.
Commercial Paper and Credit Facilities

The Company has a $3.0 billion commercial paper program which includes Euro denominated borrowings in addition to U.S. Dollars. As of December 28, 2019, the Company had $335.5 million of borrowings outstanding representing Euro denominated commercial paper, which was designated as a net investment hedge. As of December 29, 2018, the Company had $373.0 million of borrowings outstanding, of which approximately $228.9 million in Euro denominated commercial paper was designated as a net investment hedge. Refer to Note I, Financial Instruments, for further discussion.

The Company has a five-year $2.0 billion committed credit facility (the "5-Year Credit Agreement"). Borrowings under the 5-Year Credit Agreement may be made in U.S. Dollars, Euros or Pounds Sterling. A sub-limit amount of $653.3 million is designated for swing line advances which may be drawn in Euros pursuant to the terms of the 5-Year Credit Agreement. Borrowings bear interest at a floating rate plus an applicable margin dependent upon the denomination of the borrowing and specific terms of the 5-Year Credit Agreement. The Company must repay all advances under the 5-Year Credit Agreement by the earlier of September 12, 2023 or upon termination. The 5-Year Credit Agreement is designated to be a liquidity back-stop for the Company's $3.0 billion U.S. Dollar and Euro commercial paper program. As of December 28, 2019 and December 29, 2018, the Company had not drawn on its five-year committed credit facility.

In September 2019, the Company terminated its 364-day $1.0 billion committed credit facility and concurrently executed a new 364-Day $1.0 billion committed credit facility (the "September 364-Day Credit Agreement"). Borrowings under the September 364-Day Credit Agreement may be made in U.S. Dollars or Euros and bear interest at a floating rate plus an applicable margin dependent upon the denomination of the borrowing and pursuant to the terms of the September 364-Day Credit Agreement. The Company must repay all advances under the September 364-Day Credit Agreement by the earlier of September 9, 2020 or upon termination. The Company may, however, convert all advances outstanding upon termination into a term loan that shall be repaid in full no later than the first anniversary of the termination date provided that the Company, among other things, pays a fee to the administrative agent for the account of each lender. The September 364-Day Credit Agreement serves as part of the liquidity back-stop for the Company’s $3.0 billion U.S. Dollar and Euro commercial paper program. As of December 28, 2019 and December 29, 2018, the Company had not drawn on its September 364-Day committed credit facility.

In addition, the Company has other short-term lines of credit that are primarily uncommitted, with numerous banks, aggregating to $521.2 million, of which $432.5 million was available at December 28, 2019. Short-term arrangements are reviewed annually for renewal.

At December 28, 2019, the aggregate amount of committed and uncommitted lines of credit, long-term and short-term, was $3.5 billion. At December 28, 2019, $337.3 million was recorded as short-term borrowings relating to commercial paper and amounts outstanding against uncommitted lines. In addition, $88.8 million of the short-term credit lines was utilized primarily pertaining to outstanding letters of credit for which there are no required or reported debt balances. The weighted-average interest rates on U.S. dollar denominated short-term borrowings for the years ended December 28, 2019 and December 29, 2018 was 2.3%. The weighted-average interest rate on Euro denominated short-term borrowings for the years ended December 28, 2019 and December 29, 2018 was negative 0.3%.

I. FINANCIAL INSTRUMENTS
In the first quarter of 2018, the Company elected to early adopt ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedge Activities, which amended the hedge accounting recognition and presentation requirements of ASC 815. ASU 2017-12 required the presentation and disclosure requirements to be applied prospectively and as a result, certain disclosures for fiscal year 2017 conform to the presentation and disclosure requirements prior to the adoption.

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

A summary of the fair values of the Company’s derivatives recorded in the Consolidated Balance Sheets at December 28, 2019 and December 29, 2018 follows:

(Millions of Dollars)	Balance Sheet Classification	2019	2018	Balance Sheet Classification	2019	2018
Derivatives designated as hedging instruments:
Interest Rate Contracts Cash Flow	LT other assets	$—	$—	LT other liabilities	$40.5	$—
Foreign Exchange Contracts Cash Flow	Other current assets	7.0	18.1	Accrued expenses	7.8	0.6
Net Investment Hedge	Other current assets	18.6	5.7	Accrued expenses	8.5	1.5
	LT other assets	—	—	LT other liabilities	2.6	13.8
Non-derivative designated as hedging instrument:
Net Investment Hedge		—	—	Short-term borrowings	335.5	228.9
Total Designated as hedging instruments		$25.6	$23.8		$394.9	$244.8
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other current assets	$3.7	$9.1	Accrued expenses	$6.1	$5.4
Total		$29.3	$32.9		$401.0	$250.2

The counterparties to all of the above mentioned financial instruments are major international financial institutions. The Company is exposed to credit risk for net exchanges under these agreements, but not for the notional amounts. The credit risk is limited to the asset amounts noted above. The Company limits its exposure and concentration of risk by contracting with diverse financial institutions and does not anticipate non-performance by any of its counterparties. Further, as more fully discussed in Note M, Fair Value Measurements, the Company considers non-performance risk of its counterparties at each reporting period and adjusts the carrying value of these assets accordingly. The risk of default is considered remote. As of December 28, 2019 and December 29, 2018, there were no assets that had been posted as collateral related to the above mentioned financial instruments.

In 2019, 2018 and 2017, cash flows related to derivatives, including those that are separately discussed below, resulted in net cash received of $69.9 million, $2.4 million and $2.6 million, respectively.

CASH FLOW HEDGES — There were after-tax mark-to-market losses of $54.2 million and $26.8 million as of December 28, 2019 and December 29, 2018, respectively, reported for cash flow hedge effectiveness in Accumulated other comprehensive loss. An after-tax loss of $7.4 million is expected to be reclassified to earnings as the hedged transactions occur or as amounts are amortized within the next twelve months. The ultimate amount recognized will vary based on fluctuations of the hedged currencies and interest rates through the maturity dates.

The tables below detail pre-tax amounts of derivatives designated as cash flow hedges in Accumulated other comprehensive loss for active derivatives during the periods in which the underlying hedged transactions affected earnings for 2019, 2018 and 2017:

2019 (Millions of Dollars)	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Recognized in Income on Amounts Excluded from Effectiveness Testing
Interest Rate Contracts	$(40.5)	Interest expense	$(16.2)	$—
Foreign Exchange Contracts	$(16.7)	Cost of sales	$(6.5)	$—

2018 (Millions of Dollars)	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Recognized in Income on Amounts Excluded from Effectiveness Testing
Interest Rate Contracts	$33.1	Interest expense	$(15.3)	$—
Foreign Exchange Contracts	$35.9	Cost of sales	$(17.9)	$—

2017 (Millions of Dollars)	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income (Effective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion*)
Interest Rate Contracts	$(8.4)	Interest expense	$—	$—
Foreign Exchange Contracts	$(66.6)	Cost of sales	$8.4	$—
* Includes ineffective portion and amount excluded from effectiveness testing on derivatives.

A summary of the pre-tax effect of cash flow hedge accounting on the Consolidated Statements of Operations for 2019 and 2018 is as follows:

	2019		2018
(Millions of dollars)	Cost of Sales	Interest Expense	Cost of Sales	Interest Expense
Total amount in the Consolidated Statements of Operations in which the effects of the cash flow hedges are recorded	$9,636.7	$284.3	$9,131.3	$277.9
Gain (loss) on cash flow hedging relationships:
Foreign Exchange Contracts:
Hedged Items	$6.5	$—	$17.9	$—
Gain (loss) reclassified from OCI into Income	$(6.5)	$—	$(17.9)	$—
Interest Rate Swap Agreements:
Gain (loss) reclassified from OCI into Income [1]	$—	$(16.2)	$—	$(15.3)
1 Inclusive of the gain/loss amortization on terminated derivative financial instruments.

For 2017, the hedged items’ impact to the Consolidated Statement of Operations was a loss of $8.4 million in Cost of Sales offsetting the amount shown above. There was no impact related to the interest rate contracts’ hedged items for any period presented.

For 2019, 2018 and 2017 after-tax losses of $13.1 million, $15.4 million, and $4.7 million, respectively, were reclassified from Accumulated other comprehensive loss into earnings (inclusive of the gain/loss amortization on terminated derivative financial instruments) during the periods in which the underlying hedged transactions affected earnings.

Interest Rate Contracts: The Company enters into interest rate swap agreements in order to obtain the lowest cost source of funds within a targeted range of variable to fixed-rate debt proportions. During 2019, the Company entered into forward starting interest rate swaps totaling $650.0 million to offset expected variability on future interest rate payments associated with debt instruments expected to be issued in the future. During 2019, swaps with a notional amount of $250.0 million matured resulting in a loss of $1.0 million, which was recorded in Accumulated other comprehensive loss and is being amortized to earnings as interest expense over future periods. The cash flows stemming from the maturity of such interest rate swaps designated as cash flow hedges are presented within other financing activities in the Consolidated Statements of Cash Flows. As of December 28, 2019, the Company had $400 million of forward starting swaps outstanding. As of December 30, 2018 all interest rate swaps designated as cash flow hedges matured as discussed below.

In 2018, forward starting interest rate swaps with an aggregate notional amount of $400 million fixing 10 years of interest payments ranging from 4.25%-4.85% matured. The objective of the hedges was to offset the expected variability on future payments associated with the interest rate on debt instruments. This resulted in a loss of $22.7 million, which was recorded in Accumulated other comprehensive loss and is being amortized to earnings as interest expense over future periods. The cash flows stemming from the maturity of such interest rate swaps designated as cash flow hedges are presented within other financing activities in the Consolidated Statements of Cash Flows.

In January 2020, the Company entered into forward starting interest rate swaps totaling $1.0 billion to offset expected variability on future interest rate payments associated with debt instruments expected to be issued in the future. In February 2020, the Company terminated these swaps resulting in a loss of $20.5 million, which was recorded in Accumulated other comprehensive loss and will be amortized to interest expense over future periods.

Foreign Currency Contracts

Forward Contracts: Through its global businesses, the Company enters into transactions and makes investments denominated in multiple currencies that give rise to foreign currency risk. The Company and its subsidiaries regularly purchase inventory from subsidiaries with functional currencies different than their own, which creates currency-related volatility in the Company’s results of operations. The Company utilizes forward contracts to hedge these forecasted purchases and sales of inventory. Gains and losses reclassified from Accumulated other comprehensive loss are recorded in Cost of sales as the hedged item affects earnings. There are no components excluded from the assessment of effectiveness for these contracts. At December 28, 2019, and December 29, 2018, the notional values of the forward currency contracts outstanding was $518.2 million and $240.0 million, respectively, maturing on various dates through 2020.

Purchased Option Contracts: The Company and its subsidiaries have entered into various intercompany transactions whereby the notional values are denominated in currencies other than the functional currencies of the party executing the trade. In order to better match the cash flows of its intercompany obligations with cash flows from operations, the Company enters into purchased option contracts. Gains and losses reclassified from Accumulated other comprehensive loss are recorded in Cost of sales as the hedged item affects earnings. There are no components excluded from the assessment of effectiveness for these contracts. At December 28, 2019, there were no outstanding option contracts. At December 29, 2018, the notional value of option contracts outstanding was $370.0 million maturing on various dates through 2019.

FAIR VALUE HEDGES

Interest Rate Risk: In an effort to optimize the mix of fixed versus floating rate debt in the Company’s capital structure, the Company enters into interest rate swaps. In prior years, the Company entered into interest rate swaps related to certain of its notes payable which were subsequently terminated. Amortization of the gain/loss on previously terminated swaps is reported as a reduction of interest expense. Prior to termination, the changes in fair value of the swaps and the offsetting changes in fair value related to the underlying notes were recognized in earnings. The Company did not have any active fair value interest rate swaps at December 28, 2019 or December 29, 2018.

A summary of the pre-tax effect of fair value hedge accounting on the Consolidated Statements of Operations for 2019 and 2018 is as follows:

(Millions of dollars)	2019 Interest Expense	2018 Interest Expense
Total amount in the Consolidated Statements of Operations in which the effects of the fair value hedges are recorded	$284.3	$277.9
Amortization of gain on terminated swaps	$(7.7)	$(3.2)

Amortization of the gain/loss on terminated swaps of $3.2 million was reported as a reduction of interest expense in 2017.

In February 2019, the Company redeemed all of the outstanding 2053 Junior Subordinated Debentures as discussed in Note H, Long-Term Debt and Financing Arrangements. As a result, the Company recorded a pre-tax gain of $4.6 million relating to the remaining unamortized gain on swap termination related to this debt.

A summary of the amounts recorded in the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges as of 2019 and 2018 is as follows:

(Millions of dollars)	2019 Carrying Amount of Hedged Liability[1]	2019 Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liability
Current maturities of long-term debt	$3.1	Terminated Swaps	$3.1
Long-Term Debt	$3,176.4	Terminated Swaps	$(17.5)
1Represents hedged items no longer designated in qualifying fair value hedging relationships.

(Millions of dollars)	2018 Carrying Amount of Hedged Liability[1]	2018 Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liability
Current maturities of long-term debt	$2.5	Terminated Swaps	$2.1
Long-Term Debt	$3,819.8	Terminated Swaps	$(10.0)
1Represents hedged items no longer designated in qualifying fair value hedging relationships.
NET INVESTMENT HEDGES

Foreign Exchange Contracts: The Company utilizes net investment hedges to offset the translation adjustment arising from re-measurement of its investment in the assets and liabilities of its foreign subsidiaries. The total after-tax amounts in Accumulated other comprehensive loss were gains of $97.3 million and $63.3 million at December 28, 2019 and December 29, 2018, respectively.

As of December 28, 2019, the Company had cross currency swaps with a notional value totaling $1.1 billion maturing on various dates through 2023 hedging a portion of its Japanese yen, Euro and Swiss franc denominated net investments and Euro denominated commercial paper with a value of $335.5 million maturing in 2020 hedging a portion of its Euro denominated net investments.

As of December 29, 2018, the Company had foreign exchange contracts maturing on various dates through 2019 with notional values totaling $262.4 million outstanding hedging a portion of its British pound sterling, Swedish krona, and Euro denominated net investments; a cross currency swap with a notional value totaling $250.0 million maturing in 2023 hedging a portion of its Japanese yen denominated net investment; an option contract with a notional value totaling $35.1 million maturing in 2019 hedging a portion of its Mexican peso denominated net investment; and Euro denominated commercial paper with a value of $228.9 million maturing in 2019 hedging a portion of its Euro denominated net investments.

In January 2020, the Company entered into cross currency swaps with notional values totaling $1.4 billion maturing in 2021 hedging a portion of its Euro, British pound sterling, Swedish krona and Swiss franc denominated net investments.

Maturing foreign exchange contracts resulted in net cash received of $8.0 million and $25.7 million during 2019 and 2018, respectively, and cash paid of $23.3 million during 2017.

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

The pre-tax gains and losses from fair value changes during 2019 and 2018 were as follows:

	2019
(Millions of Dollars)	Total Gain (Loss) Recorded in OCI	Excluded Component Recorded in OCI	Income Statement Classification	Total Gain (Loss) Reclassified from OCI to Income	Excluded Component Amortized from OCI to Income
Forward Contracts	$6.4	$4.6	Other, net	$4.3	$4.3
Cross Currency Swap	$54.8	$48.8	Other, net	$29.9	$29.9
Option Contracts	$(3.7)	$—	Other, net	$—	$—
Non-derivative designated as Net Investment Hedge	$21.7	$—	Other, net	$—	$—

	2018
(Millions of Dollars)	Total Gain (Loss) Recorded in OCI	Excluded Component Recorded in OCI	Income Statement Classification	Total Gain (Loss) Reclassified from OCI to Income	Excluded Component Amortized from OCI to Income
Forward Contracts	$37.1	$8.6	Other, net	$8.2	$8.2
Cross Currency Swap	$(2.3)	$5.8	Other, net	$6.8	$6.8
Option Contracts	$(2.0)	$—	Other, net	$—	$—
Non-derivative designated as Net Investment Hedge	$61.8	$—	Other, net	$—	$—

The pre-tax loss from fair value changes during 2017 was as follows:

	2017
Income Statement Classification (Millions of Dollars)	Amount Recorded in OCI Gain (Loss)	Effective Portion Recorded in Income Statement	Ineffective Portion* Recorded in Income Statement
Other-net	$(131.3)	$—	$—
*Includes ineffective portion.

As discussed in Note H, Long-Term Debt and Financing Arrangements, the Company has a commercial paper program which authorizes Euro denominated borrowings in addition to U.S. Dollars. Euro denominated borrowings against this commercial paper program are designated as a net investment hedge against a portion of its Euro denominated net investment. As of December 28, 2019 and December 29, 2018, the Company had $335.5 million and $228.9 million, respectively, in Euro denominated borrowings outstanding against this commercial paper program.

UNDESIGNATED HEDGES

Foreign Exchange Contracts: Currency swaps and foreign exchange forward contracts are used to reduce risks arising from the change in fair value of certain foreign currency denominated assets and liabilities (such as affiliate loans, payables and receivables). The objective of these practices is to minimize the impact of foreign currency fluctuations on operating results. The total notional amount of the forward contracts outstanding at December 28, 2019 was $946.8 million maturing on various dates through 2020. The total notional amount of the forward contracts outstanding at December 29, 2018 was $1.0 billion maturing on various dates through 2019. The gain (loss) recorded in the income statement from changes in the fair value related to derivatives not designated as hedging instruments under ASC 815 for 2019, 2018 and 2017 are as follows:

(Millions of Dollars)	Income Statement Classification	2019	2018	2017
Foreign Exchange Contracts	Other-net	$(4.1)	$17.0	$51.5

J. CAPITAL STOCK
EARNINGS PER SHARE — The following table reconciles net earnings attributable to common shareowners and the weighted-average shares outstanding used to calculate basic and diluted earnings per share for the fiscal years ended December 28, 2019, December 29, 2018, and December 30, 2017.

	2019	2018	2017
Numerator (in millions):
Net Earnings Attributable to Common Shareowners	$955.8	$605.2	$1,227.3

Denominator (in thousands):
Basic weighted-average shares outstanding	148,365	148,919	149,629
Dilutive effect of stock contracts and awards	2,193	2,724	2,820
Diluted weighted-average shares outstanding	150,558	151,643	152,449

Earnings per share of common stock:
Basic	$6.44	$4.06	$8.20
Diluted	$6.35	$3.99	$8.05

The following weighted-average stock options were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive (in thousands):

	2019	2018	2017
Number of stock options	2,151	1,339	389

In November 2019, the Company issued 7,500,000 Equity Units with a total notional value of $750.0 million (“2019 Equity Units”). Each unit initially consists of 750,000 shares of convertible preferred stock and forward stock purchase contracts. On and after November 15, 2022, the convertible preferred stock may be converted into common stock at the option of the holder. At the election of the Company, upon conversion, the Company may deliver cash, common stock, or a combination thereof. The conversion rate is initially 5.2263 shares of common stock per one share of convertible preferred stock, which is equivalent to an initial conversion price of approximately $191.34 per share of common stock. The convertible preferred stock is excluded from the denominator of the diluted earnings per share calculation on the basis that the convertible preferred stock will be settled in cash except to the extent that the conversion value of the convertible preferred stock exceeds its liquidation preference. Therefore, before any redemption or conversion, the common shares that would be required to settle the applicable conversion value in excess of the liquidation preference, if the Company elects to settle such excess in common shares, are included in the denominator of diluted earnings per share in periods in which they are dilutive. The shares related to the convertible preferred stock were anti-dilutive during November and December of 2019.

In May 2017, the Company issued 7,500,000 Equity Units with a total notional value of $750.0 million (“2017 Equity Units”). Each unit initially consists of 750,000 shares of convertible preferred stock and forward stock purchase contracts. On and after May 15, 2020, the convertible preferred stock may be converted into common stock at the option of the holder. At the election of the Company, upon conversion, the Company may deliver cash, common stock, or a combination thereof. The conversion rate was initially 6.1627 shares of common stock per one share of convertible preferred stock, which was equivalent to an initial conversion price of approximately $162.27 per share of common stock. As of December 28, 2019, due to the customary anti-dilution provisions, the conversion rate was 6.1954, equivalent to a conversion price of approximately $161.41 per share of common stock. The convertible preferred stock is excluded from the denominator of the diluted earnings per share calculation on the basis that the convertible preferred stock will be settled in cash except to the extent that the conversion value of the convertible preferred stock exceeds its liquidation preference. Therefore, before any redemption or conversion, the common shares that would be required to settle the applicable conversion value in excess of the liquidation preference, if the Company elects to settle such excess in common shares, are included in the denominator of diluted earnings per share in periods in which they are dilutive. The shares related to the convertible preferred stock were anti-dilutive during most of 2019.

See "Other Equity Arrangements" below for further details of the above transactions.

COMMON STOCK ACTIVITY — Common stock activity for 2019, 2018 and 2017 was as follows:

	2019	2018	2017
Outstanding, beginning of year	151,302,450	154,038,031	152,559,767
Issued from treasury	2,391,336	941,854	1,680,339
Returned to treasury	(187,377)	(3,677,435)	(202,075)
Outstanding, end of year	153,506,409	151,302,450	154,038,031
Shares subject to the forward share purchase contract	(3,645,510)	(3,645,510)	(3,645,510)
Outstanding, less shares subject to the forward share purchase contract	149,860,899	147,656,940	150,392,521

In April 2018, the Company repurchased 1,399,732 shares of common stock for approximately $200.0 million. In July 2018, the Company repurchased 2,086,792 shares of common stock for approximately $300.0 million.
In March 2015, the Company entered into a forward share purchase contract with a financial institution counterparty for 3,645,510 shares of common stock. The contract obligates the Company to pay $350.0 million, plus an additional amount related to the forward component of the contract. In February 2020, the Company amended the settlement date to April 2022, or earlier at the Company's option. The reduction of common shares outstanding was recorded at the inception of the forward share purchase contract in March 2015 and factored into the calculation of weighted-average shares outstanding at that time.
COMMON STOCK RESERVED — Common stock shares reserved for issuance under various employee and director stock plans at December 28, 2019 and December 29, 2018 are as follows:

	2019	2018
Employee stock purchase plan	1,593,759	1,606,224
Other stock-based compensation plans	11,330,531	14,277,893
Total shares reserved	12,924,290	15,884,117

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
The fair value of stock option grants is estimated on the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used to value grants made in 2019, 2018 and 2017:

	2019	2018	2017
Average expected volatility	25.0%	23.0%	20.0%
Dividend yield	1.8%	2.0%	1.5%
Risk-free interest rate	1.5%	2.9%	2.2%
Expected term	5.3 years	5.3 years	5.2 years
Fair value per option	$30.09	$26.54	$30.71
Weighted-average vesting period	2.8 years	2.9 years	2.9 years

Stock Options:
The number of stock options and weighted-average exercise prices as of December 28, 2019 are as follows:

	Options	Price
Outstanding, beginning of year	7,352,263	$107.36
Granted	1,225,750	150.69
Exercised	(1,851,761)	78.17
Forfeited	(271,581)	144.05
Outstanding, end of year	6,454,671	$122.42
Exercisable, end of year	3,720,639	$105.71

At December 28, 2019, the range of exercise prices on outstanding stock options was $57.50 to $168.78. Stock option expense was $27.7 million, $23.9 million and $21.3 million for the years ended December 28, 2019, December 29, 2018 and December 30, 2017, respectively. At December 28, 2019, the Company had $55.9 million of unrecognized pre-tax compensation expense for stock options. This expense will be recognized over the remaining vesting periods which are 1.8 years on a weighted-average basis.

During 2019, the Company received $144.7 million in cash from the exercise of stock options. The related tax benefit from the exercise of these options was $34.7 million. During 2019, 2018 and 2017, the total intrinsic value of options exercised was $143.7 million, $18.3 million and $72.7 million, respectively. When options are exercised, the related shares are issued from treasury stock.

An excess tax benefit is generated on the extent to which the actual gain, or spread, an optionee receives upon exercise of an option exceeds the fair value determined at the grant date; that excess spread over the fair value of the option times the applicable tax rate represents the excess tax benefit. During 2019, 2018 and 2017, the excess tax benefit arising from tax deductions in excess of recognized compensation cost totaled $25.8 million, $2.3 million and 18.3 million, respectively, and was recorded in income tax expense.
Outstanding and exercisable stock option information at December 28, 2019 follows:

	Outstanding Stock Options			Exercisable Stock Options
Exercise Price Ranges	Options	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Options	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$75.00 and below	991,566	1.64	$64.69	991,566	1.64	$64.69
$75.01 — $125.00	2,154,836	5.91	107.44	1,932,443	5.80	106.10
$125.01 and higher	3,308,269	8.97	149.48	796,630	8.13	155.84
	6,454,671	6.83	$122.42	3,720,639	5.19	$105.71

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
As of December 28, 2019, the aggregate intrinsic value of stock options outstanding and stock options exercisable was $283.5 million and $225.5 million, respectively.

Employee Stock Purchase Plan:
The Employee Stock Purchase Plan (“ESPP”) enables eligible employees in the United States, Canada and Israel to purchase shares of the Company's common stock at the lower of 85.0% of the fair market value of the shares on the grant date ($110.80 per share for fiscal year 2019 purchases) or 85.0% of the fair market value of the shares on the last business day of each month. A maximum of 6,000,000 shares are authorized for subscription. In conjunction with the Company’s cost savings initiatives, the ESPP was temporarily suspended in 2019 and has been reinstated in 2020. During 2019, 2018 and 2017, 12,465 shares, 139,715 shares and 190,154 shares, respectively, were issued under the plan at average prices of $103.02, $121.00, and $103.35 per share, respectively, and the intrinsic value of the ESPP purchases was $0.3 million, $3.1 million and $8.7 million, respectively. For 2019, the Company received $1.3 million in cash from ESPP purchases, and there was no related tax benefit. The fair value of ESPP shares was estimated using the Black-Scholes option pricing model. ESPP compensation cost is recognized ratably over the one year term based on actual employee stock purchases under the plan. The fair value of the employees’ purchase rights under the ESPP was estimated using the following assumptions for 2019, 2018 and 2017, respectively: dividend yield of 2.2%, 1.6% and 1.8%; expected volatility of 28.0%, 16.0% and 21.0%; risk-free interest rates of 2.5%, 1.6%, and 0.9%; and expected lives of one year. The weighted-average fair value of those purchase rights granted in 2019, 2018 and 2017 was $27.75, $43.69 and $35.70, respectively. Total compensation expense recognized for ESPP was de minimus in 2019, $6.6 million in 2018 and $6.7 million in 2017.
Restricted Share Units and Awards:
Compensation cost for restricted share units and awards, including restricted shares granted to French employees in lieu of RSUs, (collectively “RSUs”) granted to employees is recognized ratably over the vesting term, which varies but is generally 4 years. RSU grants totaled 282,598 shares, 413,838 shares and 304,976 shares in 2019, 2018 and 2017, respectively. The weighted-average grant date fair value of RSUs granted in 2019, 2018 and 2017 was $149.14, $133.90 and $160.04 per share, respectively.
Total compensation expense recognized for RSUs amounted to $41.2 million, $40.1 million and $31.7 million in 2019, 2018 and 2017, respectively. The actual tax benefit received related to the shares that were delivered in 2019 was $12.7 million. The excess tax benefit recognized was $3.4 million, $1.8 million, and $4.9 million in 2019, 2018 and 2017, respectively. As of December 28, 2019, unrecognized compensation expense for RSUs amounted to $80.9 million and will be recognized over a weighted-average period of 2 years.
A summary of non-vested restricted stock unit and award activity as of December 28, 2019, and changes during the twelve month period then ended is as follows:

	Restricted Share Units & Awards	Weighted-Average Grant Date Fair Value
Non-vested at December 29, 2018	1,074,735	$129.65
Granted	282,598	149.14
Vested	(372,571)	119.92
Forfeited	(118,242)	136.62
Non-vested at December 28, 2019	866,520	$139.23

The total fair value of shares vested (market value on the date vested) during 2019, 2018 and 2017 was $56.7 million, $46.8 million and $46.6 million, respectively.
Non-employee members of the Board of Directors received restricted share-based grants which must be cash settled and accordingly mark-to-market accounting is applied. The Company recognized $6.8 million of expense for these awards in 2019, $3.4 million of income in 2018, and expense of $7.0 million in 2017. Additionally, the Board of Directors were granted restricted share units for which compensation expense of $1.2 million, $1.2 million, and $1.0 million was recognized for 2019, 2018 and 2017, respectively.
Management Incentive Compensation Plan Performance Stock Units:
In 2019, the Company granted Performance Stock Units (collectively "MICP-PSUs") under the Management Incentive Compensation Plan ("MICP") to participating employees. Awards are payable in shares of common stock and generally no award is made if the employee terminates employment prior to the settlement dates. The ultimate delivery of the shares related to the 2019 MICP-PSU grant will occur ratably in March 2020, 2021, and 2022. The total shares to be delivered are based on actual 2019 performance in relation to the established goals.

Compensation cost for these performance awards is recognized ratably over the vesting term of 3 years. Total expense recognized in 2019 related to these MICP-PSUs approximated $9.5 million. The maximum number of shares that may be issued under the 2019 grant is 346,011 share units which remain non-vested as of December 28, 2019. The grant date fair value associated with the MICP-PSUs granted in 2019 is $127.27 per share.
Long-Term Performance Awards:
The Company has granted Long-Term Performance Awards (“LTIP”) under its 2018 Omnibus Award Plan and 2013 Long Term Incentive Plan to senior management employees for achieving Company performance measures. Awards are payable in shares of common stock, which may be restricted if the employee has not achieved certain stock ownership levels, and generally no award is made if the employee terminates employment prior to the settlement date. LTIP grants were made in 2017, 2018 and 2019. Each grant has separate annual performance goals for each year within the respective three year performance period. Earnings per share and cash flow return on investment represent 75% of the grant value. There is a third market-based metric, representing 25% of the total grant, which measures the Company’s common stock return relative to peers over the performance period. The ultimate delivery of shares will occur in 2020, 2021 and 2022 for the 2017, 2018 and 2019 grants, respectively. Share settlements are based on actual performance in relation to these goals.
Expense recognized for these performance awards amounted to $9.0 million in 2019, $4.7 million in 2018, and $18.0 million in 2017. With the exception of the market-based metric comprising 25% of the award, in the event performance goals are not met, compensation cost is not recognized and any previously recognized compensation cost is reversed.
A summary of the activity pertaining to the maximum number of shares that may be issued is as follows:

	Share Units	Weighted-Average Grant Date Fair Value
Non-vested at December 29, 2018	627,407	$116.85
Granted	639,957	123.01
Vested	(154,217)	86.56
Forfeited	(105,910)	91.12
Non-vested at December 28, 2019	1,007,237	$128.10

OTHER EQUITY ARRANGEMENTS

2019 Equity Units and Capped Call Transactions

In November 2019, the Company issued 7,500,000 Equity Units with a total notional value of $750.0 million (“2019 Equity Units”). Each unit has a stated amount of $100 and initially consists of a three-year forward stock purchase contract (“2022 Purchase Contracts”) for the purchase of a variable number of shares of common stock, on November 15, 2022, for a price of $100, and a 10% beneficial ownership interest in one share of 0% Series D Cumulative Perpetual Convertible Preferred Stock, without par, with a liquidation preference of $1,000 per share (“Series D Preferred Stock”). The Company received approximately $735.0 million in net cash proceeds from the 2019 Equity Units net of offering expenses and underwriting costs and commissions, and issued 750,000 shares of Series D Preferred Stock, recording $750.0 million in preferred stock. The proceeds were used for general corporate purposes, including repayment of short-term borrowings. The Company also used $19.2 million of the proceeds to enter into capped call transactions utilized to hedge potential economic dilution as described in more detail below.

Convertible Preferred Stock

In November 2019, the Company issued 750,000 shares of Series D Preferred Stock, without par, with a liquidation preference of $1,000 per share. The convertible preferred stock will initially not bear any dividends and the liquidation preference of the convertible preferred stock will not accrete. The convertible preferred stock has no maturity date and will remain outstanding unless converted by holders or redeemed by the Company. Holders of shares of the convertible preferred stock will generally have no voting rights.

The Series D Preferred Stock is pledged as collateral to support holders’ purchase obligations under the 2022 Purchase Contracts and can be remarketed. In connection with any successful remarketing, the Company may (but is not required to) modify certain terms of the convertible preferred stock, including the dividend rate, the conversion rate, and the earliest redemption date. After any successful remarketing in connection with which the dividend rate on the convertible preferred stock is increased, the Company will pay cumulative dividends on the convertible preferred stock, if declared by the Board of Directors, quarterly in arrears from the applicable remarketing settlement date.

On and after November 15, 2022, the Series D Preferred Stock may be converted into common stock at the option of the holder. The conversion rate is initially 5.2263 shares of common stock per one share of Series D Preferred Stock, which is equivalent to an initial conversion price of approximately $191.34 per share of common stock. At the election of the Company, upon conversion, the Company may deliver cash, common stock, or a combination thereof.

The Company may not redeem the Series D Preferred Stock prior to December 22, 2022. At the election of the Company, on or after December 22, 2022, the Company may redeem for cash, all or any portion of the outstanding shares of the Series D Preferred Stock at a redemption price equal to 100% of the liquidation preference, plus any accumulated and unpaid dividends. If the Company calls the Series D Preferred Stock for redemption, holders may convert their shares immediately preceding the redemption date.

2022 Purchase Contracts

The 2022 Purchase Contracts obligate the holders to purchase, on November 15, 2022, for a price of $100 in cash, a maximum number of 4.7 million shares of the Company’s common stock (subject to customary anti-dilution adjustments). The 2022 Purchase Contract holders may elect to settle their obligation early, in cash. The Series D Preferred Stock is pledged as collateral to guarantee the holders’ obligations to purchase common stock under the terms of the 2022 Purchase Contracts. The initial settlement rate determining the number of shares that each holder must purchase will not exceed the maximum settlement rate, and is determined over a market value averaging period immediately preceding November 15, 2022.

The initial maximum settlement rate of 0.6272 was calculated using an initial reference price of $159.45, equal to the last reported sale price of the Company's common stock on November 7, 2019. If the applicable market value of the Company's common stock is less than or equal to the reference price, the settlement rate will be the maximum settlement rate; and if the applicable market value of common stock is greater than the reference price, the settlement rate will be a number of shares of the Company's common stock equal to $100 divided by the applicable market value. Upon settlement of the 2022 Purchase Contracts, the Company will receive additional cash proceeds of $750 million.

The Company will pay the holders of the 2022 Purchase Contracts quarterly payments (“Contract Adjustment Payments”) at a rate of 5.25% per annum, payable quarterly in arrears on February 15, May 15, August 15 and November 15, which will commence on February 15, 2020. The $114.2 million present value of the Contract Adjustment Payments reduced Shareowners’ Equity at inception. As each quarterly Contract Adjustment Payment is made, the related liability is reduced and the difference between the cash payment and the present value will accrete to interest expense, approximately $1.3 million per year over the three-year term. As of December 28, 2019, the present value of the Contract Adjustment Payments was $114.4 million.

The holders can settle the purchase contracts early, for cash, subject to certain exceptions and conditions in the prospectus supplement. Upon early settlement of any purchase contracts, the Company will deliver the number of shares of its common stock equal to 85% of the number of shares of common stock that would have otherwise been deliverable.

Capped Call Transactions

In order to offset the potential economic dilution associated with the common shares issuable upon conversion of the Series D Preferred Stock, to the extent that the conversion value of the convertible preferred stock exceeds its liquidation preference, the Company entered into capped call transactions with three major financial institutions.

The capped call transactions have a term of approximately three years and are intended to cover the number of shares issuable upon conversion of the Series D Preferred Stock. Subject to customary anti-dilution adjustments, the capped call has an initial lower strike price of $191.34, which corresponds to the minimum 5.2263 settlement rate of the Series D Preferred Stock, and an upper strike price of $207.29, which is approximately 30% higher than the closing price of the Company's common stock on November 7, 2019.

The capped call transactions may be settled by net share settlement (the default settlement method) or, at the Company’s option and subject to certain conditions, cash settlement, physical settlement or modified physical settlement. The number of shares the Company will receive will be determined by the terms of the contracts using a volume-weighted average price calculation for the market value of the Company's common stock, over an averaging period. The market value determined will then be measured against the applicable strike price of the capped call transactions. The Company expects the capped call transactions to offset the potential dilution upon conversion of the Series D Preferred Stock if the calculated market value is greater than the lower strike price but less than or equal to the upper strike price of the capped call transactions. Should the calculated market value exceed the upper strike price of the capped call transactions, the dilution mitigation will be limited based on such capped value as determined under the terms of the contracts.

With respect to the impact on the Company, the capped call transactions and 2019 Equity Units, when taken together, result in the economic equivalent of having the conversion price on the 2019 Equity Units at $207.29, the upper strike price of the capped call as of December 28, 2019.

The Company paid $19.2 million, or an average of $4.90 per option, to enter into capped call transactions on 3.9 million shares of common stock. The $19.2 million premium paid was a reduction of Shareowners’ Equity. The aggregate fair value of the options at December 28, 2019 was $19.2 million.

2018 Capped Call Transactions

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

The capped call had an initial lower strike price of $156.86 and an upper strike price of $203.92, which was approximately 30% higher than the closing price of the Company's common stock on March 13, 2018. As of December 28, 2019, due to the customary anti-dilution provisions, the capped call transactions had an adjusted lower strike price of $156.59 and an adjusted upper strike price of $203.57. The aggregate fair value of the options at December 28, 2019 was $56.4 million.

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

2017 Equity Units and Capped Call Transactions

In May 2017, the Company issued 7,500,000 Equity Units with a total notional value of $750.0 million (“2017 Equity Units”). Each unit has a stated amount of $100 and initially consists of a three-year forward stock purchase contract (“2020 Purchase Contracts”) for the purchase of a variable number of shares of common stock, on May 15, 2020, for a price of $100, and a 10% beneficial ownership interest in one share of 0% Series C Cumulative Perpetual Convertible Preferred Stock, without par, with a liquidation preference of $1,000 per share (“Series C Preferred Stock”). The Company received approximately $726.0 million in net cash proceeds from the 2017 Equity Units net of offering expenses and underwriting costs and commissions, and issued 750,000 shares of Series C Preferred Stock, recording $750.0 million in preferred stock. The proceeds were used for general corporate purposes, including repayment of short-term borrowings. The Company also used $25.1 million of the proceeds to enter into capped call transactions utilized to hedge potential economic dilution as described in more detail below.

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

On and after May 15, 2020, the Series C Preferred Stock may be converted into common stock at the option of the holder. The initial conversion rate was 6.1627 shares of common stock per one share of Series C Preferred Stock, which was equivalent to an initial conversion price of approximately $162.27 per share of common stock. As of December 28, 2019, due to the customary anti-dilution provisions, the conversion rate was 6.1954, equivalent to a conversion price of approximately $161.41 per share of common stock. At the election of the Company, upon conversion, the Company may deliver cash, common stock, or a combination thereof.

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

The initial maximum settlement rate of 0.7241 was calculated using an initial reference price of $138.10, equal to the last reported sale price of the Company's common stock on May 11, 2017. As of December 28, 2019, due to the customary anti-dilution provisions, the maximum settlement rate was 0.7279, equivalent to a reference price of $137.38. If the applicable market value of the Company's common stock is less than or equal to the reference price, the settlement rate will be the maximum settlement rate; and if the applicable market value of common stock is greater than the reference price, the settlement rate will be a number of shares of the Company's common stock equal to $100 divided by the applicable market value. Upon settlement of the 2020 Purchase Contracts, the Company will receive additional cash proceeds of $750 million.

The Company pays the holders of the 2020 Purchase Contracts quarterly payments (“Contract Adjustment Payments”) at a rate of 5.375% per annum, payable quarterly in arrears on February 15, May 15, August 15 and November 15, which commenced August 15, 2017. The $117.1 million present value of the Contract Adjustment Payments reduced Shareowners’ Equity at inception. As each quarterly Contract Adjustment Payment is made, the related liability is reduced and the difference between the cash payment and the present value accretes to interest expense, approximately $1.3 million per year over the three-year term. As of December 28, 2019, the present value of the Contract Adjustment Payments was $19.7 million.

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

The capped call transactions have a term of approximately three years and are intended to cover the number of shares issuable upon conversion of the Series C Preferred Stock. Subject to customary anti-dilution adjustments, the capped call has an initial lower strike price of $162.27, which corresponds to the minimum 6.1627 settlement rate of the Series C Preferred Stock, and an upper strike price of $179.53, which is approximately 30% higher than the closing price of the Company's common stock on May 11, 2017. As of December 28, 2019, due to the customary anti-dilution provisions, the capped call transactions had an adjusted lower strike price of $161.41 and an adjusted upper strike price of $178.58.

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

With respect to the impact on the Company, the capped call transactions and 2017 Equity Units, when taken together, result in the economic equivalent of having the conversion price on the 2017 Equity Units at $178.58, the upper strike price of the capped call as of December 28, 2019.

The Company paid $25.1 million, or an average of $5.43 per option, to enter into capped call transactions on 4.6 million shares of common stock. The $25.1 million premium paid was a reduction of Shareowners’ Equity. The aggregate fair value of the options at December 28, 2019 was $36.0 million.
K. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive loss:

(Millions of Dollars)	Currency translation adjustment and other	Unrealized (losses) gains on cash flow hedges, net of tax	Unrealized gains (losses) on net investment hedges, net of tax	Pension (losses) gains, net of tax	Total
Balance - December 30, 2017	$(1,108.2)	$(112.6)	$3.4	$(371.7)	$(1,589.1)
Other comprehensive (loss) income before reclassifications	(373.0)	70.4	71.2	(9.7)	(241.1)
Reclassification adjustments to earnings	—	15.4	(11.3)	11.8	15.9
Net other comprehensive (loss) income	(373.0)	85.8	59.9	2.1	(225.2)
Balance - December 29, 2018	$(1,481.2)	$(26.8)	$63.3	$(369.6)	$(1,814.3)
Other comprehensive (loss) income before reclassifications	(36.0)	(40.5)	60.0	(53.3)	(69.8)
Reclassification adjustments to earnings	—	13.1	(26.0)	12.4	(0.5)
Net other comprehensive (loss) income	(36.0)	(27.4)	34.0	(40.9)	(70.3)
Balance - December 28, 2019	$(1,517.2)	$(54.2)	$97.3	$(410.5)	$(1,884.6)

(Millions of Dollars)	2019	2018
Components of accumulated other comprehensive loss	Reclassification adjustments	Reclassification adjustments	Affected line item in Consolidated Statements of Operations
Realized losses on cash flow hedges	$(6.5)	$(17.9)	Cost of sales
Realized losses on cash flow hedges	(16.2)	(15.3)	Interest expense
Total before taxes	$(22.7)	$(33.2)
Tax effect	9.6	17.8	Income taxes
Realized losses on cash flow hedges, net of tax	$(13.1)	$(15.4)

Realized gains on net investment hedges	$34.2	$15.0	Other, net
Tax effect	(8.2)	(3.7)	Income taxes
Realized gains on net investment hedges, net of tax	$26.0	$11.3

Actuarial losses and prior service costs / credits	(15.3)	(14.8)	Other, net
Settlement losses	(1.0)	(0.7)	Other, net
Total before taxes	(16.3)	(15.5)
Tax effect	3.9	3.7	Income taxes
Amortization of defined benefit pension items, net of tax	$(12.4)	$(11.8)

L. EMPLOYEE BENEFIT PLANS

EMPLOYEE STOCK OWNERSHIP PLAN (“ESOP”) — Most U.S. employees may make contributions that do not exceed 25% of their eligible compensation to a tax-deferred 401(k) savings plan, subject to restrictions under tax laws. Employees generally direct the investment of their own contributions into various investment funds. An employer match benefit is provided under the plan equal to one-half of each employee’s tax-deferred contribution up to the first 7% of their compensation. Participants direct the entire employer match benefit such that no participant is required to hold the Company’s common stock in their 401(k) account. The employer match benefit totaled $28.8 million, $28.0 million and $24.8 million in 2019, 2018 and 2017, respectively. In addition to the regular employer match, $0.7 million was allocated to the employee's accounts for forfeitures and a surplus resulting from appreciation of the Company's share value in 2018. There was no additional employer match allocated to employee's accounts in 2019 and 2017.

In addition, approximately 9,400 U.S. salaried and non-union hourly employees are eligible to receive a non-contributory benefit under the Core benefit plan. Core benefit allocations range from 2% to 6% of eligible employee compensation based on age. Allocations for benefits earned under the Core plan were $28.8 million, $29.0 million, and $25.4 million in 2019, 2018 and 2017, respectively. Assets held in participant Core accounts are invested in target date retirement funds which have an age-based allocation of investments.

Shares of the Company's common stock held by the ESOP were purchased with the proceeds of borrowings from the Company in 1991 ("1991 internal loan"). Shareowners' equity reflects a reduction equal to the cost basis of unearned (unallocated) shares purchased with the internal borrowings. In 2019, 2018 and 2017, the Company made additional contributions to the ESOP for $7.2 million, $7.0 million, and $4.8 million, respectively, which were used by the ESOP to make additional payments on the 1991 internal loan. These payments triggered the release of 226,212, 207,049 and 133,694 shares of unallocated stock in 2019, 2018 and 2017, respectively.

Net ESOP activity recognized is comprised of the cost basis of shares released, the cost of the aforementioned Core and 401(k) match defined contribution benefits, less the fair value of shares released and dividends on unallocated ESOP shares. The Company’s net ESOP activity resulted in income of $0.5 million in 2019 and expense of $0.4 million in 2018 and $1.3 million in 2017. ESOP expense is affected by the market value of the Company’s common stock on the monthly dates when shares are released. The weighted-average market value of shares released was $138.67 per share in 2019, $139.45 per share in 2018 and $138.60 per share in 2017.

Unallocated shares are released from the trust based on current period debt principal and interest payments as a percentage of total future debt principal and interest payments. Dividends on both allocated and unallocated shares may be used for debt service and to credit participant accounts for dividends earned on allocated shares. Dividends paid on the shares acquired with the 1991 internal loan were used solely to pay internal loan debt service in all periods. Dividends on ESOP shares, which are charged to shareowners’ equity as declared, were $6.3 million in 2019, $7.7 million in 2018 and $8.4 million in 2017, net of the tax benefit which is recorded in earnings. Dividends on ESOP shares were utilized entirely for debt service in all years. Interest costs incurred by the ESOP on the 1991 internal loan, which have no earnings impact, were $0.5 million, $1.6 million and $2.2 million for 2019, 2018 and 2017, respectively. Both allocated and unallocated ESOP shares are treated as outstanding for purposes of computing earnings per share. As of December 28, 2019, the cumulative number of ESOP shares allocated was 15,418,053, of which participants held 1,889,408 shares, and the number of unallocated shares was 122,681. At December 28, 2019, there were no released shares in the ESOP trust holding account pending allocation. The Company made cash contributions totaling $2.2 million in 2019, $2.3 million in 2018 and $1.8 million in 2017, excluding additional contributions of $7.2 million, $7.0 million and $4.8 million in 2019, 2018 and 2017, respectively, as discussed previously.

PENSION AND OTHER BENEFIT PLANS — The Company sponsors pension plans covering most domestic hourly and certain executive employees, and approximately 15,800 foreign employees. Benefits are generally based on salary and years of service, except for U.S. collective bargaining employees whose benefits are based on a stated amount for each year of service.

The Company contributes to a number of multi-employer plans for certain collective bargaining U.S. employees. The risks of participating in these multi-employer plans are different from single-employer plans in the following aspects:

a.	Assets contributed to the multi-employer plan by one employer may be used to provide benefit to employees of other participating employers.

b.	If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be inherited by the remaining participating employers.

c.
If the Company chooses to stop participating in some of its multi-employer plans, the Company may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

In addition, the Company also contributes to a number of multi-employer plans outside of the U.S. The foreign plans are insured, therefore, the Company’s obligation is limited to the payment of insurance premiums.

The Company has assessed and determined that none of the multi-employer plans to which it contributes are individually significant to the Company’s financial statements. The Company does not expect to incur a withdrawal liability or expect to significantly increase its contributions over the remainder of the contract period.

In addition to the multi-employer plans, various other defined contribution plans are sponsored worldwide.

The expense for defined contribution plans, aside from the earlier discussed ESOP plans, is as follows:

(Millions of Dollars)	2019	2018	2017
Multi-employer plan expense	$7.2	$7.3	$7.2
Other defined contribution plan expense	$36.2	$12.9	$27.5

The components of net periodic pension expense (benefit) are as follows:

	U.S. Plans			Non-U.S. Plans
(Millions of Dollars)	2019	2018	2017	2019	2018	2017
Service cost	$12.3	$7.5	$8.7	$14.6	$15.2	$13.7
Interest cost	47.1	42.8	43.2	30.3	28.6	29.1
Expected return on plan assets	(61.7)	(68.7)	(64.4)	(45.6)	(46.5)	(45.5)
Amortization of prior service cost (credit)	1.0	1.1	1.1	(0.6)	(1.3)	(1.2)
Actuarial loss amortization	8.0	7.8	8.3	8.6	8.5	9.4
Settlement / curtailment loss	—	—	2.9	1.0	0.7	12.7
Net periodic pension expense (benefit)	$6.7	$(9.5)	$(0.2)	$8.3	$5.2	$18.2

The Company provides medical and dental benefits for certain retired employees in the United States, Brazil, and Canada. Approximately 16,600 participants are covered under these plans. Net periodic post-retirement benefit expense was comprised of the following elements:

	Other Benefit Plans
(Millions of Dollars)	2019	2018	2017
Service cost	$0.3	$0.5	$0.6
Interest cost	1.6	1.6	1.7
Amortization of prior service credit	(1.4)	(1.3)	(1.4)
Actuarial loss amortization	(0.3)	—	—
Net periodic post-retirement expense	$0.2	$0.8	$0.9

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

Changes in plan assets and benefit obligations recognized in accumulated other comprehensive loss in 2019 are as follows:

(Millions of Dollars)	2019
Current year actuarial loss	$63.3
Amortization of actuarial loss	(15.3)
Prior service cost from plan amendments	2.1
Settlement / curtailment loss	(1.0)
Currency / other	4.2
Total loss recognized in accumulated other comprehensive loss (pre-tax)	$53.3

The amounts in Accumulated other comprehensive loss expected to be recognized as components of net periodic benefit costs during 2020 total $19.7 million, representing amortization of actuarial losses.

The changes in the pension and other post-retirement benefit obligations, fair value of plan assets, as well as amounts recognized in the Consolidated Balance Sheets, are shown below.

	U.S. Plans		Non-U.S. Plans		Other Benefits
(Millions of Dollars)	2019	2018	2019	2018	2019	2018
Change in benefit obligation
Benefit obligation at end of prior year	$1,260.9	$1,365.3	$1,305.3	$1,446.1	$44.8	$52.3
Service cost	12.3	7.5	14.6	15.2	0.3	0.5
Interest cost	47.1	42.8	30.3	28.6	1.6	1.6
Settlements/curtailments	—	—	(6.0)	(4.3)	—	—
Actuarial loss (gain)	130.4	(106.2)	140.6	(64.1)	8.6	(6.2)
Plan amendments	1.4	0.2	0.7	16.0	—	0.1
Foreign currency exchange rates	—	—	25.8	(77.0)	—	(1.0)
Participant contributions	—	—	0.3	0.3	—	—
Acquisitions, divestitures, and other	(10.0)	34.0	(2.2)	3.4	2.4	1.9
Benefits paid	(116.7)	(82.7)	(59.5)	(58.9)	(5.5)	(4.4)
Benefit obligation at end of year	$1,325.4	$1,260.9	$1,449.9	$1,305.3	$52.2	$44.8
Change in plan assets
Fair value of plan assets at end of prior year	$1,020.7	$1,114.1	$974.3	$1,099.2	$—	$—
Actual return on plan assets	190.0	(52.9)	133.2	(18.6)	—	—
Participant contributions	—	—	0.3	0.3	—	—
Employer contributions	19.5	19.4	22.6	20.9	5.5	4.4
Settlements	—	—	(5.6)	(4.2)	—	—
Foreign currency exchange rate changes	—	—	30.4	(61.5)	—	—
Acquisitions, divestitures, and other	(10.0)	22.8	(2.2)	(2.9)	—	—
Benefits paid	(116.7)	(82.7)	(59.5)	(58.9)	(5.5)	(4.4)
Fair value of plan assets at end of plan year	$1,103.5	$1,020.7	$1,093.5	$974.3	$—	$—
Funded status — assets less than benefit obligation	$(221.9)	$(240.2)	$(356.4)	$(331.0)	$(52.2)	$(44.8)
Unrecognized prior service cost (credit)	4.7	4.3	(17.5)	(18.2)	(2.0)	(3.4)
Unrecognized net actuarial loss (gain)	266.2	272.0	318.7	270.8	1.1	(7.6)
Net amount recognized	$49.0	$36.1	$(55.2)	$(78.4)	$(53.1)	$(55.8)

	U.S. Plans		Non-U.S. Plans		Other Benefits
(Millions of Dollars)	2019	2018	2019	2018	2019	2018
Amounts recognized in the Consolidated Balance Sheets
Prepaid benefit cost (non-current)	$—	$—	$0.1	$1.0	$—	$—
Current benefit liability	(7.6)	(7.7)	(9.1)	(9.1)	(4.5)	(4.8)
Non-current benefit liability	(214.3)	(232.5)	(347.4)	(322.9)	(47.7)	(40.0)
Net liability recognized	$(221.9)	$(240.2)	$(356.4)	$(331.0)	$(52.2)	$(44.8)
Accumulated other comprehensive loss (pre-tax):
Prior service cost (credit)	$4.7	$4.3	$(17.5)	$(18.2)	$(2.0)	$(3.4)
Actuarial loss (gain)	266.2	272.0	318.7	270.8	1.1	(7.6)
	$270.9	$276.3	$301.2	$252.6	$(0.9)	$(11.0)
Net amount recognized	$49.0	$36.1	$(55.2)	$(78.4)	$(53.1)	$(55.8)

The accumulated benefit obligation for all defined benefit pension plans was $2.768 billion at December 28, 2019 and $2.513 billion at December 29, 2018. Information regarding pension plans in which accumulated benefit obligations exceed plan assets follows:

	U.S. Plans		Non-U.S. Plans
(Millions of Dollars)	2019	2018	2019	2018
Projected benefit obligation	$1,325.4	$1,260.9	$1,447.2	$1,275.7
Accumulated benefit obligation	$1,323.7	$1,257.6	$1,390.1	$1,228.6
Fair value of plan assets	$1,103.5	$1,020.7	$1,090.8	$945.0

Information regarding pension plans in which projected benefit obligations (inclusive of anticipated future compensation increases) exceed plan assets follows:

	U.S. Plans		Non-U.S. Plans
(Millions of Dollars)	2019	2018	2019	2018
Projected benefit obligation	$1,325.4	$1,260.9	$1,448.6	$1,301.7
Accumulated benefit obligation	$1,323.7	$1,257.6	$1,391.2	$1,252.7
Fair value of plan assets	$1,103.5	$1,020.7	$1,092.0	$969.7

The major assumptions used in valuing pension and post-retirement plan obligations and net costs were as follows:

	Pension Benefits
	U.S. Plans			Non-U.S. Plans			Other Benefits
	2019	2018	2017	2019	2018	2017	2019	2018	2017
Weighted-average assumptions used to determine benefit obligations at year end:
Discount rate	3.20%	4.20%	3.53%	1.80%	2.62%	2.24%	3.64%	4.03%	3.53%
Rate of compensation increase	3.50%	3.00%	3.00%	3.30%	3.44%	3.45%	3.50%	3.50%	3.50%
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate - service cost	4.43%	3.72%	4.10%	2.37%	2.15%	2.27%	5.22%	5.11%	4.53%
Discount rate - interest cost	3.86%	3.16%	3.30%	2.37%	2.20%	2.31%	4.04%	3.77%	2.93%
Rate of compensation increase	3.00%	3.00%	3.00%	3.44%	3.45%	3.63%	3.50%	3.50%	3.50%
Expected return on plan assets	6.25%	6.25%	6.25%	4.73%	4.37%	4.41%	—	—	—

The expected rate of return on plan assets is determined considering the returns projected for the various asset classes and the relative weighting for each asset class. The Company will use a 4.70% weighted-average expected rate of return assumption to determine the 2020 net periodic benefit cost.
PENSION PLAN ASSETS — Plan assets are invested in equity securities, government and corporate bonds and other fixed income securities, money market instruments and insurance contracts. The Company’s worldwide asset allocations at December 28, 2019 and December 29, 2018 by asset category and the level of the valuation inputs within the fair value hierarchy established by ASC 820, Fair Value Measurement, are as follows:

Asset Category (Millions of Dollars)	2019	Level 1	Level 2
Cash and cash equivalents	$35.8	$16.1	$19.7
Equity securities
U.S. equity securities	321.4	111.1	210.3
Foreign equity securities	259.4	95.8	163.6
Fixed income securities
Government securities	741.6	271.5	470.1
Corporate securities	751.5	—	751.5
Insurance contracts	39.0	—	39.0
Other	48.3	—	48.3
Total	$2,197.0	$494.5	$1,702.5

Asset Category (Millions of Dollars)	2018	Level 1	Level 2
Cash and cash equivalents	$139.5	$113.6	$25.9
Equity securities
U.S. equity securities	248.7	83.4	165.3
Foreign equity securities	220.0	85.2	134.8
Fixed income securities
Government securities	642.3	205.5	436.8
Corporate securities	656.6	—	656.6
Insurance contracts	37.1	—	37.1
Other	50.8	—	50.8
Total	$1,995.0	$487.7	$1,507.3

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

The Company's investment strategy for pension assets focuses on a liability-matching approach with gradual de-risking taking place over a period of many years.  The Company utilizes the current funded status to transition the portfolio toward investments that better match the duration and cash flow attributes of the underlying liabilities. Assets approximating 50% of the Company's current pension liabilities have been invested in fixed income securities, using a liability / asset matching duration strategy, with the primary goal of mitigating exposure to interest rate movements and preserving the overall funded status of the underlying plans. Plan assets are broadly diversified and are invested to ensure adequate liquidity for immediate and medium term benefit payments. The Company’s target asset allocations include approximately 20%-40% in equity securities, approximately 50%-70% in fixed income securities and approximately 10% in other securities. In 2019, the funded status percentage (total plan assets divided by total projected benefit obligation) of all global pension plans was 79%, which is consistent with 78% in 2018 and 79% in 2017.

CONTRIBUTIONS —  The Company’s funding policy for its defined benefit plans is to contribute amounts determined annually on an actuarial basis to provide for current and future benefits in accordance with federal law and other regulations. The Company expects to contribute approximately $38 million to its pension and other post-retirement benefit plans in 2020.

EXPECTED FUTURE BENEFIT PAYMENTS —  Benefit payments, inclusive of amounts attributable to estimated future employee service, are expected to be paid as follows over the next 10 years:

(Millions of Dollars)	Total	Year 1	Year 2	Year 3	Year 4	Year 5	Years 6-10
Future payments	$1,393.7	$138.5	$138.6	$139.1	$140.9	$139.8	$696.8

These benefit payments will be funded through a combination of existing plan assets, the returns on those assets, and amounts to be contributed in the future by the Company.

HEALTH CARE COST TRENDS — The weighted-average annual assumed rate of increase in the per-capita cost of covered benefits (i.e., health care cost trend rate) is assumed to be 6.6% for 2020, reducing gradually to 5.0% by 2028 and remaining at that level thereafter. A one percentage point change in the assumed health care cost trend rate would affect the post-retirement benefit obligation as of December 28, 2019 by approximately $0.7 million to $0.9 million, and would have an immaterial effect on the net periodic post-retirement benefit cost.

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
The Company is exposed to market risk from changes in foreign currency exchange rates, interest rates, stock prices and commodity prices. The Company holds various financial instruments to manage these risks. These financial instruments are carried at fair value and are included within the scope of ASC 820. The Company determines the fair value of these financial instruments through the use of matrix or model pricing, which utilizes observable inputs such as market interest and currency rates. When determining fair value for which Level 1 evidence does not exist, the Company considers various factors including the following: exchange or market price quotations of similar instruments, time value and volatility factors, the Company’s own credit rating and the credit rating of the counterparty.
The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis for each of the hierarchy levels:

(Millions of Dollars)	Total Carrying Value	Level 1	Level 2	Level 3
December 28, 2019
Money market fund	$1.2	$1.2	$—	$—
Derivative assets	$29.3	$—	$29.3	$—
Derivative liabilities	$65.5	$—	$65.5	$—
Non-derivative hedging instrument	$335.5	$—	$335.5	$—
Contingent consideration liability	$196.1	$—	$—	$196.1
December 29, 2018
Money market fund	$4.8	$4.8	$—	$—
Derivative assets	$32.9	$—	$32.9	$—
Derivative liabilities	$21.3	$—	$21.3	$—
Non-derivative hedging instrument	$228.9	$—	$228.9	$—
Contingent consideration liability	$169.2	$—	$—	$169.2

The following table provides information about the Company's financial assets and liabilities not carried at fair value:

	December 28, 2019		December 29, 2018
(Millions of Dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
Other investments	$14.4	$14.8	$7.6	$7.7
Long-term debt, including current portion	$3,179.5	$3,601.0	$3,822.3	$3,905.4

The money market fund and other investments related to the West Coast Loading Corporation ("WCLC") trust are considered Level 1 instruments within the fair value hierarchy. The long-term debt instruments are considered Level 2 instruments and are measured using a discounted cash flow analysis based on the Company’s marginal borrowing rates. The differences between the carrying values and fair values of long-term debt are attributable to the stated interest rates differing from the Company's marginal borrowing rates. The fair values of the Company's variable rate short-term borrowings approximate their carrying values at December 28, 2019 and December 29, 2018. The fair values of derivative financial instruments in the table above are based on current settlement values.
As part of the Craftsman® brand acquisition in March 2017, the Company recorded a contingent consideration liability representing the Company's obligation to make future payments to Transform Holdco, LLC, which operates Sears and Kmart retail locations, of between 2.5% and 3.5% on sales of Craftsman products in new Stanley Black & Decker channels through March 2032, which was valued at $134.5 million as of the acquisition date. The first payment is due the second quarter of 2020 relating to royalties owed for the previous twelve quarters, and future payments will be due quarterly through the first quarter of 2032. The estimated fair value of the contingent consideration liability is determined using a discounted cash flow analysis taking into consideration future sales projections, forecasted payments to Transform Holdco, LLC, based on contractual royalty rates, and the related tax impacts. The estimated fair value of the contingent consideration liability was $196.1 million and $169.2 million as of December 28, 2019 and December 29, 2018, respectively. The change in fair value during 2019 was recorded in SG&A in the Consolidated Statements of Operations. A 100 basis point reduction in the discount rate would result in an increase to the liability of approximately $7.5 million as of December 28, 2019.
The Company had no significant non-recurring fair value measurements, nor any other financial assets or liabilities measured using Level 3 inputs, during 2019 or 2018.
Refer to Note I, Financial Instruments, for more details regarding derivative financial instruments, Note S, Contingencies, for more details regarding the other investments related to the WCLC trust, and Note H, Long-Term Debt and Financing Arrangements, for more information regarding the carrying values of the Company's long-term debt.

N. OTHER COSTS AND EXPENSES
Other, net is primarily comprised of intangible asset amortization expense (see Note F, Goodwill and Intangible Assets), currency-related gains or losses, environmental remediation expense, acquisition-related transaction and consulting costs, and certain pension gains or losses. Acquisition-related transaction and consulting costs of $30.2 million and $30.4 million were included in Other, net for the years ended December 28, 2019 and December 29, 2018, respectively. In addition, Other, net included a $77.7 million environmental remediation charge recorded in 2018 related to a settlement with the Environmental Protection Agency ("EPA"). Refer to Note S, Contingencies, for further discussion of the EPA settlement.
Research and development costs, which are classified in SG&A, were $255.2 million, $275.8 million and $252.3 million for fiscal years 2019, 2018 and 2017, respectively.

O. RESTRUCTURING CHARGES
A summary of the restructuring reserve activity from December 29, 2018 to December 28, 2019 is as follows:

(Millions of Dollars)	December 29, 2018	Net Additions	Usage	Currency	December 28, 2019
Severance and related costs	$105.7	$131.9	$(97.4)	$0.1	$140.3
Facility closures and asset impairments	3.1	22.2	(17.9)	0.1	7.5
Total	$108.8	$154.1	$(115.3)	$0.2	$147.8

During 2019, the Company recognized net restructuring charges of $154.1 million, primarily related to severance costs associated with a cost reduction program announced in the third quarter of 2019. Current and expected actions of the program include headcount reductions across the Company as well as footprint rationalization opportunities.
The majority of the $147.8 million of reserves remaining as of December 28, 2019 is expected to be utilized within the next 12 months.

Segments: The $154 million of net restructuring charges for the year ended December 28, 2019 includes: $63 million pertaining to the Tools & Storage segment; $27 million pertaining to the Industrial segment; $18 million pertaining to the Security segment; and $46 million pertaining to Corporate.

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
The Company utilizes segment profit, which is defined as net sales minus cost of sales and SG&A inclusive of the provision for doubtful accounts (aside from corporate overhead expense), and segment profit as a percentage of net sales to assess the profitability of each segment. Segment profit excludes the corporate overhead expense element of SG&A, other, net (inclusive of intangible asset amortization expense), gain or loss on sales of businesses, pension settlement, restructuring charges, loss on debt extinguishment, interest income, interest expense, income taxes and share of net loss of equity method investment. Corporate overhead is comprised of world headquarters facility expense, cost for the executive management team and expenses pertaining to certain centralized functions that benefit the entire Company but are not directly attributable to the businesses, such as legal and corporate finance functions. Refer to Note F, Goodwill and Intangible Assets, and Note O, Restructuring Charges, for the amount of intangible asset amortization expense and net restructuring charges, respectively, attributable to each segment. Transactions between segments are not material. Segment assets primarily include cash, accounts receivable, inventory, other current assets, property, plant and equipment, right-of-use lease assets and intangible assets. Net sales and long-lived assets are attributed to the geographic regions based on the geographic locations of the end customer and the Company subsidiary, respectively.

BUSINESS SEGMENTS

(Millions of Dollars)	2019	2018	2017
Net Sales
Tools & Storage	$10,062.1	$9,814.0	$9,045.0
Industrial	2,434.7	2,187.8	1,974.3
Security	1,945.4	1,980.6	1,947.3
Consolidated	$14,442.2	$13,982.4	$12,966.6
Segment Profit
Tools & Storage	$1,533.3	$1,393.1	$1,438.9
Industrial	334.1	319.8	345.9
Security	126.6	169.3	211.7
Segment Profit	1,994.0	1,882.2	1,996.5
Corporate overhead	(229.5)	(202.8)	(217.4)
Other, net	(249.1)	(287.0)	(269.2)
Gain (loss) on sales of businesses	17.0	(0.8)	264.1
Pension settlement	—	—	(12.2)
Restructuring charges	(154.1)	(160.3)	(51.5)
Loss on debt extinguishment	(17.9)	—	—
Interest income	53.9	68.7	40.1
Interest expense	(284.3)	(277.9)	(222.6)
Earnings before income taxes and equity interest	$1,130.0	$1,022.1	$1,527.8
Capital and Software Expenditures
Tools & Storage	$297.2	$353.7	$327.2
Industrial	89.6	95.8	76.2
Security	37.9	42.6	39.0
Consolidated	$424.7	$492.1	$442.4
Depreciation and Amortization
Tools & Storage	$327.8	$300.1	$271.9
Industrial	159.3	125.9	107.4
Security	73.1	80.5	81.4
Consolidated	$560.2	$506.5	$460.7
Segment Assets
Tools & Storage	$13,642.4	$13,122.6	$12,870.3
Industrial	4,207.0	3,620.5	3,413.3
Security	3,448.6	3,413.6	3,407.0
	21,298.0	20,156.7	19,690.6
Corporate assets	(701.4)	(748.7)	(592.9)
Consolidated	$20,596.6	$19,408.0	$19,097.7

Corporate assets primarily consist of cash, equity method investment, deferred taxes, and property, plant and equipment. Based on the nature of the Company's cash pooling arrangements, at times corporate-related cash accounts will be in a net liability position.

Sales to Lowe's were approximately 21%, 17% and 16% of the Tools & Storage segment net sales in 2019, 2018 and 2017, respectively. Sales to The Home Depot were approximately 15%, 14%, and 13% of the Tools & Storage segment net sales in 2019, 2018 and 2017, respectively.

As described in Note A, Significant Accounting Policies, the Company recognizes revenue at a point in time from the sale of tangible products or over time depending on when the performance obligation is satisfied. For the years ended December 28, 2019 and December 29, 2018, the majority of the Company’s revenue was recognized at the time of sale. The following table provides the percent of total segment revenue recognized over time for the Industrial and Security segments for the years ended December 28, 2019, December 29, 2018 and December 30, 2017:

	2019	2018	2017
Industrial	10.9%	11.9%	13.4%
Security	45.8%	44.9%	48.1%

The following table is a further disaggregation of the Industrial segment revenue for the years ended December 28, 2019, December 29, 2018 and December 30, 2017:

(Millions of Dollars)	2019	2018	2017
Engineered Fastening	$1,738.5	$1,766.6	$1,554.3
Infrastructure	696.2	421.2	420.0
Industrial	$2,434.7	$2,187.8	$1,974.3

GEOGRAPHIC AREAS

(Millions of Dollars)	2019	2018	2017
Net Sales
United States	$8,472.1	$7,700.3	$7,025.7
Canada	609.9	628.3	583.3
Other Americas	717.9	801.5	790.7
France	610.2	627.8	623.8
Other Europe	2,870.8	2,989.9	2,791.1
Asia	1,161.3	1,234.6	1,152.0
Consolidated	$14,442.2	$13,982.4	$12,966.6
Property, Plant & Equipment
United States	$1,046.8	$1,018.3	$850.2
Canada	27.4	25.5	30.0
Other Americas	117.9	112.7	111.2
France	57.3	63.9	65.1
Other Europe	352.3	356.9	378.0
Asia	357.8	337.9	308.0
Consolidated	$1,959.5	$1,915.2	$1,742.5

Q. INCOME TAXES
Significant components of the Company’s deferred tax assets and liabilities at the end of each fiscal year were as follows:

(Millions of Dollars)	2019	2018
Deferred tax liabilities:
Depreciation	$144.9	$128.5
Amortization of intangibles	731.8	672.8
Liability on undistributed foreign earnings	159.3	202.5
Lease right-of-use asset	129.7	—
Other	89.5	73.9
Total deferred tax liabilities	$1,255.2	$1,077.7
Deferred tax assets:
Employee benefit plans	$235.4	$222.1
Basis differences in liabilities	82.0	93.3
Operating loss, capital loss and tax credit carryforwards	1,100.3	710.6
Lease liability	129.6	—
Other	149.2	147.3
Total deferred tax assets	$1,696.5	$1,173.3
Net Deferred Tax Asset before Valuation Allowance	$441.3	$95.6
Valuation Allowance	$(1,065.0)	$(626.7)
Net Deferred Tax Liability after Valuation Allowance	$(623.7)	$(531.1)

A valuation allowance is recorded on certain deferred tax assets if it has been determined it is more likely than not that all or a portion of these assets will not be realized. The Company recorded a valuation allowance of $1,065.0 million and $626.7 million on deferred tax assets existing as of December 28, 2019 and December 29, 2018, respectively. The valuation allowance in 2019 and 2018 was primarily attributable to foreign and state net operating loss carryforwards and foreign capital loss carryforwards.

As of December 28, 2019, the Company has approximately $5.2 billion of unremitted foreign earnings and profits. Of the total amount, the Company has provided for deferred taxes of $159.3 million on approximately $2.5 billion, which is not indefinitely reinvested primarily due to the changes brought about by the Act. The Company otherwise continues to consider the remaining undistributed earnings of its foreign subsidiaries to be permanently reinvested based on its current plans for use outside of the U.S. and accordingly no taxes have been provided on such earnings. The cash that the Company’s non-U.S. subsidiaries hold for indefinite reinvestment is generally used to finance foreign operations and investments, including acquisitions. The income taxes applicable to such earnings are not readily determinable or practicable to calculate.
Net operating loss carryforwards of $4.3 billion as of December 28, 2019 are available to reduce future tax obligations of certain U.S. and foreign companies. The net operating loss carryforwards have various expiration dates beginning in 2020 with certain jurisdictions having indefinite carryforward periods. The foreign capital loss carryforwards of $32.9 million as of December 28, 2019 have indefinite carryforward periods.
The components of earnings before income taxes and equity interest consisted of the following:

(Millions of Dollars)	2019	2018	2017
United States	$214.5	$444.1	$715.2
Foreign	915.5	578.0	812.6
Earnings before income taxes and equity interest	$1,130.0	$1,022.1	$1,527.8

Income tax expense (benefit) consisted of the following:

(Millions of Dollars)	2019	2018	2017
Current:
Federal	$(23.7)	$25.4	$590.6
Foreign	195.9	175.0	224.6
State	6.5	24.8	25.4
Total current	$178.7	$225.2	$840.6
Deferred:
Federal	$5.7	$29.7	$(513.0)
Foreign	(32.9)	132.7	(33.0)
State	9.3	28.7	6.3
Total deferred	(17.9)	191.1	(539.7)
Income taxes	$160.8	$416.3	$300.9

Net income taxes paid during 2019, 2018 and 2017 were $250.1 million, $339.4 million and $273.6 million, respectively. The 2019, 2018 and 2017 amounts include refunds of $72.5 million, $43.7 million and $28.5 million, respectively, primarily related to prior year overpayments and settlement of tax audits.
The reconciliation of the U.S. federal statutory income tax provision to Income taxes in the Consolidated Statements of Operations is as follows:

(Millions of Dollars)	2019	2018	2017
Tax at statutory rate	$237.3	$214.6	$534.1
State income taxes, net of federal benefits	22.1	24.7	13.3
Foreign tax rate differential	(53.3)	(33.2)	(149.0)
Uncertain tax benefits	(53.1)	4.5	64.4
Change in valuation allowance	10.5	5.1	(5.4)
Change in deferred tax liabilities on undistributed foreign earnings	—	—	(94.1)
Basis difference for businesses Held for Sale	—	—	27.9
Stock-based compensation	(24.1)	(4.1)	(23.2)
Sale of businesses	6.7	—	(47.3)
U.S. Federal tax reform	—	199.6	23.6
Other	14.7	5.1	(43.4)
Income taxes	$160.8	$416.3	$300.9

The Company conducts business globally and, as a result, files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course, the Company is subject to examinations by taxing authorities throughout the world. The Internal Revenue Service is currently examining the Company's consolidated U.S. income tax returns for the 2015 and 2016 tax years. With few exceptions, as of December 28, 2019, the Company is no longer subject to U.S. federal, state, local, or foreign examinations by tax authorities for years before 2012.
The Company’s liabilities for unrecognized tax benefits relate to U.S. and various foreign jurisdictions. The following table summarizes the activity related to the unrecognized tax benefits:

(Millions of Dollars)	2019	2018	2017
Balance at beginning of year	$406.3	$387.8	$309.8
Additions based on tax positions related to current year	48.6	28.3	34.6
Additions based on tax positions related to prior years	78.5	103.0	82.5
Reductions based on tax positions related to prior years	(91.1)	(91.5)	(4.2)
Settlements	(0.3)	(2.5)	(0.3)
Statute of limitations expirations	(35.7)	(18.8)	(34.6)
Balance at end of year	$406.3	$406.3	$387.8

The gross unrecognized tax benefits at December 28, 2019 and December 29, 2018 include $398.2 million and $397.0 million, respectively, of tax benefits that, if recognized, would impact the effective tax rate. The liability for potential penalties and interest related to unrecognized tax benefits decreased by $4.3 million in 2019 and $15.8 million in 2018, and increased by $3.8 million in 2017. The liability for potential penalties and interest totaled $47.8 million as of December 28, 2019, $52.1 million as of December 29, 2018, and $67.9 million as of December 30, 2017. The Company classifies all tax-related interest and penalties as income tax expense.

The Company considers many factors when evaluating and estimating its tax positions and the impact on income tax expense, which may require periodic adjustments, and which may not accurately anticipate actual outcomes. It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Company's unrecognized tax positions will significantly increase or decrease within the next twelve months. However, based on the uncertainties associated with finalizing audits with the relevant tax authorities including formal legal proceedings, it is not possible to reasonably estimate the impact of any such change.

Changes resulting from the Act included, but were not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, changes to U.S. international taxation, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. Pursuant to Staff Accounting Bulletin No. 118 (“SAB 118”) issued by the U.S. Securities and Exchange Commission ("SEC") in December 2017, issuers were permitted up to one year from the enactment of the Act to complete the accounting for the income tax effects of the Act (“the measurement period”). The Company completed its accounting for the tax effects of the Act within the measurement period and those effects are included as a component of Income taxes in the Consolidated Statements of Operations.

Deferred tax assets and liabilities: U.S. deferred tax assets and liabilities were remeasured as a result of the Act based on the rates at which they are expected to reverse in the future, resulting in an income tax benefit of approximately $230.6 million. The Company recorded an income tax provision of $21.9 million in 2018 as an adjustment to its provisional income tax benefit recorded in 2017 of $252.5 million.

Transition Tax: The one-time transition tax, which totals $447.2 million, is based on the Company’s post-1986 earnings and profits that were previously deferred from U.S. income taxes. As a result of legislative guidance issued in 2019, the Company recorded a $2.9 million adjustment to its income tax payable of approximately $450.1 million recorded as of December 29, 2018. The Company has elected to pay its transition tax over the eight-year period provided in the Act. As of December 28, 2019, the remaining balance of the transition tax obligation is $344.1 million, which will be paid over the next six years.

Indefinite reinvestment: Following enactment of the Act and the associated one-time transition tax, in general, repatriation of foreign earnings to the United States can be completed with no incremental U.S. tax. However, repatriation of foreign earnings could subject the Company to U.S. state and non-U.S. jurisdictional taxes (including withholding taxes) on distributions. While repatriation of some foreign earnings held outside the United States may be restricted by local laws, most of the Company’s foreign earnings as of December 2017 could be repatriated to the United States. As a result of the Act, the Company analyzed all unrepatriated foreign earnings as of December 2017 and concluded at that time that it no longer asserted indefinite reinvestment on approximately $4.8 billion. The deferred tax liability associated with these unrepatriated foreign earnings was approximately $217.7 million. The Company recorded a $188.3 million income tax provision in 2018, mainly comprised of U.S. state and non-U.S. jurisdictional withholding taxes. The Company otherwise continues to consider the remaining undistributed earnings of its foreign subsidiaries to be permanently reinvested based on its current plans for use outside of the U.S. and accordingly no taxes have been provided on such earnings.

R. COMMITMENTS AND GUARANTEES
COMMITMENTS — The Company has numerous assets, predominantly real estate, vehicles and equipment, under various lease arrangements. At inception of arrangements with vendors, the Company determines whether the contract is or contains a lease based on each party’s rights and obligations under the arrangement. If the lease arrangement also contains non-lease components, the lease and non-lease elements are separately accounted for in accordance with the appropriate accounting guidance for each item. From time to time, lease arrangements allow for, and the Company executes, the purchase of the underlying leased asset. Lease arrangements may also contain renewal options or early termination options. As part of its lease liability and right-of-use asset calculation, consideration is given to the likelihood of exercising any extension or termination options. The present value of the Company’s lease liability was calculated using a weighted-average incremental borrowing rate of 3.75%. The Company determined its incremental borrowing rate based on interest rates from its debt issuances taking into consideration adjustments for collateral, lease terms and foreign currency. As a result of acquiring right-of-use assets from new leases entered into during the year ended December 28, 2019, the Company's lease liability increased approximately $186.9 million. As of December 28, 2019, the Company recognized a lease liability of approximately

$536.9 million and a right-of-use asset of approximately $535.4 million. The right-of-use asset is included within Other assets in the Consolidated Balance Sheets, while the lease liability is included within Accrued expenses and Other liabilities, as appropriate. As permitted by ASC 842, leases with expected durations of less than 12 months from inception (i.e. short-term leases) were excluded from the Company’s calculation of its lease liability and right-of-use asset. Furthermore, as permitted by ASC 842, the Company elected to apply the package of practical expedients upon transition, which allowed companies not to reassess: (a) whether its expired or existing contracts are or contain leases, (b) the lease classification for any expired or existing leases, and (c) initial direct costs for any existing leases.

The Company is a party to leases for one of its major distribution centers and two of its office buildings in which the periodic rental payments vary based on interest rates (i.e. LIBOR). The leases qualify as operating leases for accounting purposes.

The following is a summary of the Company's total lease cost for the year ended December 28, 2019:

(Millions of Dollars)	2019
Operating lease cost	$151.6
Short-term lease cost	26.6
Variable lease cost	8.5
Sublease income	(2.8)
Total lease cost	$183.9

During 2019, the Company paid approximately $154.4 million relating to leases included in the measurement of its lease liability and right-of-use asset. The weighted-average remaining term for the Company's leases is approximately 7 years.

The following is a summary of the Company's future lease obligations on an undiscounted basis at December 28, 2019:

(Millions of Dollars)	Total	2020	2021	2022	2023	2024	Thereafter
Lease obligations	$607.4	$144.1	$110.7	$82.4	$59.4	$53.7	$157.1

In 2019, the Company completed many actions within the Margin Resiliency Program and one rooftop footprint initiative resulted in a sale-leaseback arrangement related to one of its distribution centers, which resulted in cash proceeds of $93.0 million, a pre-tax gain of $69.5 million and a twelve-year lease obligation.

Prior to the adoption of the new lease standard as further discussed in Note A, Significant Accounting Policies, the Company's rental expense, exclusive of sublease income, for operating leases was $177.6 million and $150.4 million in 2018 and 2017, respectively.

The following is a summary of the Company’s future marketing commitments at December 28, 2019:

(Millions of Dollars)	Total	2020	2021	2022	2023	2024	Thereafter
Marketing commitments	$34.5	$24.9	$6.5	$2.7	$0.4	$—	$—

GUARANTEES — The Company's financial guarantees at December 28, 2019 are as follows:

(Millions of Dollars)	Term	Maximum Potential Payment	Carrying Amount of Liability
Guarantees on the residual values of leased properties	One to five years	$102.6	$—
Standby letters of credit	Up to three years	154.4	—
Commercial customer financing arrangements	Up to six years	64.7	6.3
Total		$321.7	$6.3

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

The Company has issued $154.4 million in standby letters of credit that guarantee future payments which may be required under certain insurance programs and in relation to certain environmental remediation activities described more fully in Note S, Contingencies.

The Company provides various limited and full recourse guarantees to financial institutions that provide financing to U.S. and Canadian Mac Tool distributors and franchisees for their initial purchase of the inventory and truck necessary to function as a distributor and franchisee. In addition, the Company provides limited and full recourse guarantees to financial institutions that extend credit to certain end retail customers of its U.S. Mac Tool distributors and franchisees. The gross amount guaranteed in these arrangements is $64.7 million and the $6.3 million carrying value of the guarantees issued is recorded in Other liabilities in the Consolidated Balance Sheets.

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

Following is a summary of the warranty liability activity for the years ended December 28, 2019, December 29, 2018, and December 30, 2017:

(Millions of Dollars)	2019	2018	2017
Balance beginning of period	$102.1	$108.5	$103.4
Warranties and guarantees issued	128.1	110.4	105.3
Warranty payments and currency	(130.1)	(116.8)	(100.2)
Balance end of period	$100.1	$102.1	$108.5

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

The Company’s policy is to accrue environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. If no amount in the range of probable loss is considered most likely, the minimum loss in the range is accrued. The amount of liability recorded is based on an evaluation of currently available facts with respect to each individual site and includes such factors as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. The liabilities recorded do not take into account any claims for recoveries from insurance or third parties. As assessments and remediation progress at individual sites, the amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. As of December 28, 2019 and December 29, 2018, the Company had reserves of $213.8 million and $246.6 million, respectively, for remediation activities associated with Company-owned properties, as well as for Superfund sites, for losses that are probable and estimable. Of the 2019 amount, $57.8 million is classified as current and $156.0 million as long-term which is expected to be paid over the estimated remediation period. As of December 28, 2019, the range of environmental remediation costs that is reasonably possible is $149.1 million to $286.1 million which is subject to change in the near term. The Company may be liable for environmental remediation of sites it no longer owns. Liabilities have been recorded on those sites in accordance with the Company's policy.
As of December 28, 2019, the Company has recorded $15.6 million in other assets related to funding received by the Environmental Protection Agency (“EPA”) and placed in a trust in accordance with the final settlement with the EPA, embodied in a Consent Decree approved by the United States District Court for the Central District of California on July 3, 2013. Per the Consent Decree, Emhart Industries, Inc. (a dissolved and liquidated former indirectly wholly-owned subsidiary of The Black & Decker Corporation) (“Emhart”) has agreed to be responsible for an interim remedy at a site located in Rialto, California and formerly operated by West Coast Loading Corporation (“WCLC”), a defunct company for which Emhart was alleged to be liable as a successor. The remedy will be funded by (i) the amounts received from the EPA as gathered from multiple parties, and, to the extent necessary, (ii) Emhart's affiliate. The interim remedy requires the construction of a water treatment facility and the filtering of ground water at or around the site for a period of approximately 30 years or more. As of December 28, 2019, the Company's net cash obligation associated with remediation activities, including WCLC assets, is $198.2 million.
The EPA also asserted claims in federal court in Rhode Island against Black & Decker and Emhart related to environmental contamination found at the Centredale Manor Restoration Project Superfund Site ("Centredale"), located in North Providence, Rhode Island. The EPA discovered a variety of contaminants at the site, including but not limited to, dioxins, polychlorinated biphenyls, and pesticides. The EPA alleged that Black & Decker and Emhart are liable for site clean-up costs under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") as successors to the liability of Metro-Atlantic, Inc., a former operator at the site, and demanded reimbursement of the EPA’s costs related to this site. Black & Decker and Emhart contested the EPA's allegation that they are responsible for the contamination, and asserted contribution claims, counterclaims and cross-claims against a number of other PRPs, including the federal government as well as insurance carriers. The EPA released its Record of Decision ("ROD") in September 2012, which identified and described the EPA's selected remedial alternative for the site. Black & Decker and Emhart contested the EPA's selection of the remedial alternative set forth in the ROD on the grounds that the EPA's actions were arbitrary and capricious and otherwise not in accordance with law, and proposed other equally-protective, more cost-effective alternatives. On June 10, 2014, the EPA issued an Administrative Order under Sec. 106 of CERCLA, instructing Black & Decker and Emhart to perform the remediation of Centredale pursuant to the ROD. Black & Decker and Emhart disputed the factual, legal and scientific bases cited by the EPA for such an administrative order and provided the EPA with numerous good-faith bases for their declination to comply with the administrative order. Black & Decker and Emhart then vigorously litigated the issue of their liability for environmental conditions at the Centredale site, including completing trial on Phase 1 of the proceedings in late July 2015 and completing trial on Phase 2 of the proceedings in April 2017. Following the Phase I trial, the Court found that dioxin contamination at the Centredale site was not "divisible" and that Black & Decker and Emhart were jointly and severally liable for dioxin contamination at the site. Following the Phase 2 trial, the Court found that certain components of the EPA's selected remedy were arbitrary and capricious, and remanded the matter to the EPA while retaining jurisdiction over the ongoing remedy selection and implementation process. The Court also held in Phase 2 that Black & Decker and Emhart had sufficient cause for their declination to comply with the EPA's June 10, 2014 administrative order and that no associated civil penalties or fines were warranted. The United States filed a Motion for Reconsideration concerning the Court's Phase 2 rulings and appealed the ruling to the United States Court of Appeals for the First Circuit. Black & Decker and Emhart's Motion to Dismiss the Appeal was denied without prejudice for consideration with the merits. On July 9, 2018, a Consent Decree was lodged with the United States District Court documenting the terms of a settlement between the Company and the United States for reimbursement of EPA's past costs and remediation of environmental contamination found at the Centredale site. The terms of the Consent Decree were subject to public comment and Court approval. After a full hearing on March 19, 2019, the Court approved and entered the Consent Decree on April 8, 2019. The settlement resolves outstanding issues relating to Phase 1 and 2 of the litigation with the United States. The Company is complying with the terms of the settlement while several PRPs at the site have appealed the District Court's entry of the Consent Decree to the United States Court of Appeals for the First Circuit. Phase 3 of the litigation, is addressing the potential allocation of liability to other PRPs who may have contributed to contamination of the Centredale site with dioxins, polychlorinated biphenyls and other contaminants of concern. Based on the Company's estimated remediation and response cost obligations arising out of the settlement reached with the United States (including the EPA’s past costs as well as costs of additional investigation, remediation, and related costs such as EPA’s oversight costs), the Company has increased its reserve for this site. Accordingly, in 2018, a $77.7 million increase was recorded in Other, net in the Consolidated Statements of Operations. As of December 28, 2019, the Company has reserved $113.8 million for this site.
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
Per the terms of a Final Order and Judgment approved by the United States District Court for the Middle District of Florida on January 22, 1991, Emhart is responsible for a percentage of remedial costs arising out of the Kerr McGee Chemical Corporation Superfund Site located in Jacksonville, Florida. On March 15, 2017, the Company received formal notification from the EPA that the EPA had issued a ROD selecting the preferred alternative identified in the Proposed Cleanup Plan. The cleanup adopted by the EPA is estimated to cost approximately $68.7 million. As of December 28, 2019, the Company has reserved $26.3 million for this site.

The environmental liability for certain sites that have cash payments beyond the current year that are fixed or reliably determinable have been discounted using a rate of 1.6% to 2.3%, depending on the expected timing of disbursements. The discounted and undiscounted amount of the liability relative to these sites is $40.8 million and $47.1 million, respectively. The payments relative to these sites are expected to be $1.4 million in 2020, $3.0 million in 2021, $3.0 million in 2022, $3.0 million in 2023, $3.1 million in 2024, and $33.6 million thereafter.
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

T. DIVESTITURES

On May 30, 2019, the Company sold its Sargent & Greenleaf mechanical locks business within the Security segment, which resulted in net proceeds of $79.0 million and a pre-tax gain of $17.0 million. The divestiture allows the Company to invest in other areas of the Company that fit into its long-term growth strategy. This disposal did not qualify as a discontinued operation and is included in the Company's Consolidated Statements of Operations for all periods presented through the date of sale in 2019.

Following is the pre-tax income for this business for the years ended December 28, 2019, December 29, 2018, and December 30, 2017:

(Millions of Dollars)	2019	2018	2017
Pre-tax income	$4.6	$11.7	$13.4

On January 3, 2017, the Company sold a business within the Tools & Storage segment for $25.6 million. During the second quarter of 2017, the Company received additional proceeds of $0.5 million as a result of the finalization of the purchase price. On February 22, 2017, the Company sold the majority of its mechanical security businesses within the Security segment, which included the commercial hardware brands of Best Access, phi Precision and GMT, for net proceeds of $717.1 million. The Company also sold a small business in the Industrial segment during the third quarter of 2017 and a small business in the Tools & Storage segment during the fourth quarter of 2017 for total proceeds of approximately $13.7 million. As a result of these sales, the Company recognized a net pre-tax gain of $264.1 million in 2017, primarily related to the sale of the mechanical security businesses. The results of these disposals are included in the Company's Consolidated Statements of Operations through their respective dates of sale in 2017. The Company recognized pre-tax income for these businesses of $7.0 million for the year ended December 30, 2017.

SELECTED QUARTERLY FINANCIAL DATA (unaudited)

	Quarter
(Millions of Dollars, except per share amounts)	First	Second	Third	Fourth	Year
2019
Net Sales	$3,333.6	$3,761.3	$3,633.1	$3,714.2	$14,442.2
Gross profit	1,105.6	1,299.8	1,239.5	1,160.6	4,805.5
Selling, general and administrative (1)	778.9	782.3	756.1	723.7	3,041.0
Net earnings	170.4	357.4	231.1	199.1	958.0
Less: Net earnings attributable to non-controlling interest	0.5	1.1	0.6	—	2.2
Net Earnings Attributable to Common Shareowners	$169.9	$356.3	$230.5	$199.1	$955.8
Earnings per share of common stock:
Basic	$1.15	$2.41	$1.55	$1.34	$6.44
Diluted	$1.13	$2.37	$1.53	$1.32	$6.35
2018
Net Sales	$3,209.3	$3,643.6	$3,494.8	$3,634.7	$13,982.4
Gross profit	1,165.7	1,287.1	1,238.4	1,159.9	4,851.1
Selling, general and administrative (1)	785.6	805.8	798.9	781.4	3,171.7
Net earnings (loss)	170.1	293.4	248.3	(106.0)	605.8
Less: Net (loss) earnings attributable to non-controlling interest	(0.5)	(0.2)	0.5	0.8	0.6
Net Earnings (Loss) Attributable to Common Shareowners	$170.6	$293.6	$247.8	$(106.8)	$605.2
Earnings (loss) per share of common stock:
Basic	$1.13	$1.96	$1.67	$(0.72)	$4.06
Diluted	$1.11	$1.93	$1.65	$(0.72)	$3.99
(1) Includes provision for doubtful accounts.

The 2019 year-to-date results above include $363 million of pre-tax acquisition-related and other charges, a $78 million tax benefit of the pre-tax acquisition-related and other charges, as well as $24 million of after-tax charges related to the Company's share of equity method investment earnings. The net impact of the above items and effect on diluted earnings per share by quarter was as follows:

Acquisition-Related Charges & Other	Diluted EPS Impact
• Q1 2019 — $52 million loss ($43 million after-tax and equity interest)	($0.29) per diluted share
• Q2 2019 — $33 million loss ($44 million after-tax and equity interest)	($0.29) per diluted share
• Q3 2019 — $114 million loss ($91 million after-tax and equity interest)	($0.60) per diluted share
• Q4 2019 — $164 million loss ($131 million after-tax and equity interest)	($0.86) per diluted share

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

(g)
Certificate of Amendment to the Restated Certificate of Incorporation dated November 13, 2019 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on November 13, 2019).

3.2	(a)	Amended & Restated ByLaws (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on January 21, 2020).

4.1	(a)
Indenture, dated as of June 26, 1998, by and among Black & Decker Holdings Inc., as Issuer, The Black & Decker Corporation, as Guarantor, and The First National Bank of Chicago, as Trustee (incorporated by reference to Exhibit 4.9 to the Company’s Current Report on Form 8-K filed on March 12, 2010).

4.2	(a)
Senior Indenture, dated as of November 1, 2002 between The Stanley Works and The Bank of New York Mellon Trust Company, N.A., as successor trustee to JPMorgan Chase Bank (incorporated by reference to Exhibit 4(vi) to the Company’s Annual Report on Form 10-K for the year ended December 28, 2002).

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

(c)
Fourth Supplemental Indenture, dated as of November 22, 2011, among Stanley Black & Decker, Inc., The Black & Decker Corporation, as Guarantor, and the Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 3.40% Notes due 2021 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 22, 2011).

(d)
Fifth Supplemental Indenture, dated as of November 6, 2012, among Stanley Black & Decker, Inc., The Black & Decker Corporation, as Guarantor, and the Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 2.90% Notes due 2022 (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on November 6, 2012).

(e)
Sixth Supplemental Indenture, dated as of November 6, 2018, between the Company and the Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 4.250% Notes due 2028 and the 4.850% Notes due 2048 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K dated November 6, 2018).

(f)
Seventh Supplemental Indenture, dated as of March 1, 2019, between the Company and the Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 3.400% Notes due 2026 (incorporated by reference to Exhibit 4.2 to the Company's Form 8-K dated March 1, 2019).

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

4.9
Purchase Contract and Pledge Agreement, dated November 13, 2019, among the Company, The Bank of New York Mellon Trust Company, National Association, as Purchase Contract Agent, and HSBC Bank USA, National Association, as Collateral Agent, Custodial Agent and Securities Intermediary (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed November 13, 2019).

4.10		Form of Corporate Unit (incorporated by reference as part of Exhibit 4.1 of the Company's Current Report on Form 8-K filed November 13, 2019).

4.11		Form of Treasury Unit (incorporated by reference as part of Exhibit 4.1 of the Company's Current Report on Form 8-K filed November 13, 2019).

4.12		Form of Cash Settled Unit (incorporated by reference as part of Exhibit 4.1 of the Company's Current Report on Form 8-K filed November 13, 2019).

4.13		0% Series D Cumulative Perpetual Preferred Stock Certificate (incorporated by reference to Exhibit 4.5 of the Company's Current Report on Form 8-K filed November 13, 2019).

4.14		Description of the Company's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

10.1	(a)
Amended and Restated Five Year Credit Agreement, made as of September 12, 2018 among Stanley Black & Decker, Inc., the initial lenders named therein and Citibank, N.A. as administrative agent for the Lenders (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 14, 2018).

(b)
364-Day Credit Agreement, made as of September 11, 2019 among Stanley Black & Decker, Inc., the initial lenders named therein and Citibank, N.A. as administrative agent for the Lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 11, 2019).

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

10.3
Letter Agreement between Stanley Black & Decker, Inc. and John H. Wyatt effective December 22, 2014, as amended February 17, 2016 (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed on February 19, 2016).*

10.4
Change in Control Severance Agreement, dated December 4, 2018 between Stanley Black & Decker, Inc. and Jeffery D. Ansell Change in Control Severance Agreement, dated December 4, 2018 between Stanley Black & Decker, Inc. and Jeffery D. Ansell (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the period ended December 29, 2018).*

10.5
Change in Control Severance Agreement, dated December 4, 2018 between Stanley Black & Decker, Inc. and Donald Allan Jr (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the period ended December 29, 2018.*

10.6
Revised Form B of Change in Control Severance Agreement. John H. Wyatt is a Party to a Change In Control Severance Agreement in this Form and Three of the Company’s other Executive Officers are parties to a Change in Control Severance Agreement in this Form (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the period ended December 29, 2012).*

10.7
Form C of Change in Control Severance Agreement. Ten Executive Officers of the Company are parties to Change in Control Severance Agreements in this Form (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 28, 2013).*

10.8
Deferred Compensation Plan for Non-Employee Directors amended and restated as of July 19, 2017 (incorporated by reference to Exhibit 99 to the Company’s Registration Statement on Form S-8 filed on August 15, 2017).*

10.9
Deferred Compensation Plan for Participants in Stanley’s Management Incentive Plan amended and restated as of December 11, 2007 (incorporated by reference to Exhibit 10(ix) to the Company’s Annual Report on Form 10-K for the year ended December 29, 2007).*

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

10.16	(a)	The Stanley Black & Decker 2018 Omnibus Award Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on July 20, 2018).*

	(b)	Form of stock option certificate for grants to executive officers pursuant to the Company’s 2018 Omnibus Award Plan (filed herewith).*

	(c)	Form of restricted stock unit award certificate for grants to executive officers pursuant to the Company’s 2018 Omnibus Award Plan (filed herewith).*

	(d)	Form of restricted stock unit retention award certificate for grants to executive officers pursuant to the Company’s 2018 Omnibus Award Plan (filed herewith).*

(e)
Form of Award Document for Performance Award granted to Executive Officers under the 2018 Omnibus Award (incorporated by reference to Exhibit 10.16(e) to the Company's Annual Report on Form 10-K for the period ended December 29, 2018).

(f)
Form of Award Document granted to Executive Officers under the 2019 Management Incentive Compensation Plan (incorporated by reference to Exhibit 10.16(f) to the Company's Annual Report on Form 10-K for the period ended December 29, 2018).

10.17
The Stanley Black & Decker, Inc. Deferred Compensation Plan Relating to Long-Term Performance Awards (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the period ended December 29, 2018).

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

10.19		The Stanley Black & Decker, Inc. 2020 Restricted Stock Unit Deferral Plan For Non-Employee Directors (filed herewith).*

10.20
The Stanley Black & Decker, Inc. 2017 Management Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended April 1, 2017).*

10.21
Special Severance Policy for Management Incentive Compensation Plan Participants Levels 1-5 as amended effective October 17, 2008 (incorporated by reference to Exhibit 10(xxi) to the Company’s Annual Report on Form 10-K for the period ended January 3, 2009).*

10.22
Global Omnibus Employee Stock Purchase Plan approved by shareholders of the Company on April 17, 2019 (incorporated by reference to Exhibit 99.1(a) to the Company’s Registration Statement on Form S-8 filed on November 13, 2019).*

10.23		The Black & Decker 2003 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on March 12, 2010).*

10.24
Form of Nonqualified Stock Option Agreement relating to The Black & Decker Corporation’s stock option plans (incorporated by reference to Exhibit 10(xix) to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2010).*

10.25	(a)	The Black & Decker Supplemental Pension Plan, as amended and restated (incorporated by reference to Exhibit 10(xx) to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2010).*

	(b)	First Amendment to The Black & Decker Supplemental Pension Plan (incorporated by reference to Exhibit 10(xxi) to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2010).*

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

10.28
Change in Control Severance Agreement, dated December 19, 2017, between Stanley Black & Decker, Inc. and Janet M. Link (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the period ended December 30, 2017).*

10.29		Employment Offer Letter, date April 1, 2019, between Stanley Black & Decker, Inc. and Robert Blackburn (filed herewith).*

21		Subsidiaries of Registrant.

23		Consent of Independent Registered Public Accounting Firm.

24		Power of Attorney.

31.1	(a)	Certification by Chief Executive Officer pursuant to Rule 13a-14(a).

31.1	(b)	Certification by Chief Financial Officer pursuant to Rule 13a-14(a).

32.1		Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1
Policy on Confidential Proxy Voting and Independent Tabulation and Inspection of Elections as adopted by The Board of Directors October 23, 1991 (incorporated by reference to Exhibit (28)(i) to the Quarterly Report on Form 10-Q for the quarter ended September 28, 1991). P

101
The following materials from Stanley Black & Decker Inc.'s Annual Report on Form 10-K for the year ended December 28, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i)
Consolidated Statements of Operations for the fiscal years ended December 28, 2019, December 29, 2018, and December 30, 2017; (ii) Consolidated Statements of Comprehensive Income for the fiscal years ended December 28, 2019, December 29, 2018, and December 30, 2017; (iii) Consolidated Balance Sheets at December 28, 2019 and December 29, 2018; (iv) Consolidated Statements of Cash Flows for the fiscal years ended December 28, 2019, December 29, 2018, and December 30, 2017; (v) Consolidated Statements of Changes in Shareowners' Equity for the fiscal years ended December 28, 2019, December 29, 2018, and December 30, 2017; and (v) Notes to Consolidated Financial Statements**.

104		The cover page of Stanley Black & Decker Inc.'s Annual Report on Form 10-K for the year ended December 28, 2019, formatted in iXBRL (included within Exhibit 101).

*	Management contract or compensation plan or arrangement.
P	Paper Filing
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