Form 10-Q
period 2020-03-28
STANLEY BLACK & DECKER, INC.
filed 2020-05-01
CIK 93556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2020
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
154,127,089 shares of the registrant’s common stock were outstanding as of April 20, 2020.

PART I — FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
THREE MONTHS ENDED MARCH 28, 2020 AND MARCH 30, 2019
(Unaudited, Millions of Dollars, Except Per Share Amounts)

	Year-to-Date
	2020	2019
Net Sales	$3,129.4	$3,333.6
Costs and Expenses
Cost of sales	$2,106.3	$2,228.0
Selling, general and administrative	737.8	760.6
Provision for credit losses	10.7	18.3
Other, net	74.9	65.4
Restructuring charges	3.9	8.7
Interest expense	59.7	74.4
Interest income	(10.1)	(16.6)
	$2,983.2	$3,138.8
Earnings before income taxes and equity interest	146.2	194.8
Income taxes	12.9	24.7
Net earnings before equity interest	$133.3	$170.1
Share of net (losses) earnings of equity method investment	(0.2)	0.3
Net earnings	$133.1	$170.4
Less: Net (loss) earnings attributable to non-controlling interests	(0.1)	0.5
Net Earnings Attributable to Common Shareowners	$133.2	$169.9
Total Comprehensive (Loss) Income Attributable to Common Shareowners	$(125.6)	$170.9
Earnings per share of common stock:
Basic	$0.89	$1.15
Diluted	$0.88	$1.13
Dividends per share of common stock	$0.69	$0.66
Weighted-average shares outstanding (in thousands):
Basic	150,330	147,863
Diluted	151,903	149,908
See Notes to (Unaudited) Condensed Consolidated Financial Statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 28, 2020 AND DECEMBER 28, 2019
(Unaudited, Millions of Dollars, Except Per Share Amounts)

	March 28, 2020	December 28, 2019
ASSETS
Current Assets
Cash and cash equivalents	$987.1	$297.7
Accounts and notes receivable, net	1,681.5	1,454.6
Inventories, net	2,532.4	2,255.0
Other current assets	491.9	449.3
Total Current Assets	5,692.9	4,456.6
Property, plant and equipment, net	2,036.7	1,959.5
Goodwill	9,727.5	9,237.5
Intangibles, net	4,149.9	3,622.0
Other assets	1,298.0	1,321.0
Total Assets	$22,905.0	$20,596.6
LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities
Short-term borrowings	$1,674.0	$337.3
Current maturities of long-term debt	3.1	3.1
Accounts payable	2,029.2	2,087.8
Accrued expenses	1,664.0	1,977.5
Total Current Liabilities	5,370.3	4,405.7
Long-term debt	4,662.6	3,176.4
Deferred taxes	727.9	731.2
Post-retirement benefits	586.1	609.4
Other liabilities	2,598.9	2,531.7
Commitments and Contingencies (Notes R and S)
Shareowners’ Equity
Stanley Black & Decker, Inc. Shareowners’ Equity
Preferred stock, without par value: Authorized 10,000,000 shares in 2020 and 2019 Issued and outstanding 1,500,000 shares in 2020 and 2019	1,500.0	1,500.0
Common stock, par value $2.50 per share: Authorized 300,000,000 shares in 2020 and 2019 Issued 176,902,738 shares in 2020 and 2019	442.3	442.3
Retained earnings	6,796.6	6,772.8
Additional paid in capital	4,496.6	4,492.9
Accumulated other comprehensive loss	(2,143.4)	(1,884.6)
ESOP	—	(2.3)
	11,092.1	11,321.1
Less: cost of common stock in treasury	(2,138.7)	(2,184.8)
Stanley Black & Decker, Inc. Shareowners’ Equity	8,953.4	9,136.3
Non-controlling interests	5.8	5.9
Total Shareowners’ Equity	8,959.2	9,142.2
Total Liabilities and Shareowners’ Equity	$22,905.0	$20,596.6
See Notes to (Unaudited) Condensed Consolidated Financial Statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 28, 2020 AND MARCH 30, 2019
(Unaudited, Millions of Dollars)

	Year-to-Date
	2020	2019
OPERATING ACTIVITIES
Net earnings	$133.1	$170.4
Adjustments to reconcile net earnings to cash used in operating activities:
Depreciation and amortization of property, plant and equipment	92.8	94.0
Amortization of intangibles	48.3	43.8
Share of net losses (earnings) of equity method investment	0.2	(0.3)
Changes in working capital	(512.7)	(616.8)
Changes in other assets and liabilities	(166.9)	(122.4)
Cash used in operating activities	(405.2)	(431.3)
INVESTING ACTIVITIES
Capital and software expenditures	(82.9)	(89.6)
Business acquisitions, net of cash acquired	(1,302.4)	(676.2)
Purchase of investments	(6.5)	(245.4)
Net investment hedge settlements	24.4	3.9
Other	3.7	—
Cash used in investing activities	(1,363.7)	(1,007.3)
FINANCING ACTIVITIES
Payment on long-term debt	—	(400.0)
Proceeds from debt issuances, net of fees	1,486.4	496.9
Stock purchase contract fees	(20.1)	(10.1)
Net short-term borrowings	1,351.9	1,419.9
Proceeds from issuances of common stock	44.6	10.2
Purchases of common stock for treasury	(9.0)	(8.1)
Craftsman deferred purchase price	(250.0)	—
Termination of interest rate swaps	(20.5)	(1.0)
Cash dividends on common stock	(105.6)	(97.6)
Other	(2.5)	(2.0)
Cash provided by financing activities	2,475.2	1,408.2
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(22.6)	4.8
Change in cash, cash equivalents and restricted cash	683.7	(25.6)
Cash, cash equivalents and restricted cash, beginning of period	314.6	311.4
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$998.3	$285.8
The following table provides a reconciliation of the cash, cash equivalents and restricted cash balances as of March 28, 2020 and December 28, 2019, as shown above:

	March 28, 2020	December 28, 2019
Cash and cash equivalents	$987.1	$297.7
Restricted cash included in Other current assets	11.2	16.9
Cash, cash equivalents and restricted cash	$998.3	$314.6
See Notes to (Unaudited) Condensed Consolidated Financial Statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY
THREE MONTHS ENDED MARCH 28, 2020 AND MARCH 30, 2019
(Unaudited, Millions of Dollars, Except Per Share Amounts)

	Preferred Stock	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	ESOP	Treasury Stock	Non- Controlling Interests	Shareowners’ Equity
Balance December 28, 2019	$1,500.0	$442.3	$4,492.9	$6,772.8	$(1,884.6)	$(2.3)	$(2,184.8)	$5.9	$9,142.2
Net earnings	—	—	—	133.2	—	—	—	(0.1)	133.1
Other comprehensive loss	—	—	—	—	(258.8)	—	—	—	(258.8)
Cash dividends declared — $0.69 per share	—	—	—	(105.6)	—	—	—	—	(105.6)
Issuance of common stock (744,339 shares)	—	—	(20.5)	—	—	—	65.1	—	44.6
Repurchase of common stock (125,294 shares)	—	—	10.0	—	—	—	(19.0)	—	(9.0)
Preferred stock issuance costs	—	—	(1.2)	—	—	—	—	—	(1.2)
Stock-based compensation related	—	—	15.4	—	—	—	—	—	15.4
ESOP	—	—	—	—	—	2.3	—	—	2.3
Adoption of ASU 2016-13	—	—	—	(3.8)	—	—	—	—	(3.8)
Balance March 28, 2020	$1,500.0	$442.3	$4,496.6	$6,796.6	$(2,143.4)	$—	$(2,138.7)	$5.8	$8,959.2

	Preferred Stock	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	ESOP	Treasury Stock	Non- Controlling Interests	Shareowners’ Equity
Balance December 29, 2018	$750.0	$442.3	$4,621.0	$6,219.0	$(1,814.3)	$(10.5)	$(2,371.3)	$3.7	$7,839.9
Net earnings	—	—	—	169.9	—	—	—	0.5	170.4
Other comprehensive income	—	—	—	—	1.0	—	—	—	1.0
Cash dividends declared — $0.66 per share	—	—	—	(97.6)	—	—	—	—	(97.6)
Issuance of common stock (284,438 shares)	—	—	(15.2)	—	—	—	25.4	—	10.2
Repurchase of common stock (61,663 shares)	—	—	—	—	—	—	(8.1)	—	(8.1)
Stock-based compensation related	—	—	16.7	—	—	—	—	—	16.7
ESOP	—	—	—	—	—	4.2	—	—	4.2
Balance March 30, 2019	$750.0	$442.3	$4,622.5	$6,291.3	$(1,813.3)	$(6.3)	$(2,354.0)	$4.2	$7,936.7

See Notes to (Unaudited) Condensed Consolidated Financial Statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 28, 2020

A.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (hereinafter referred to as “generally accepted accounting principles”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations for the interim periods have been included and are of a normal, recurring nature. Operating results for the three months ended March 28, 2020 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes included in Stanley Black & Decker, Inc.’s (the “Company”) Form 10-K for the year ended December 28, 2019, and subsequent related filings with the Securities and Exchange Commission ("SEC").

In February 2020, the Company acquired Consolidated Aerospace Manufacturing, LLC (“CAM”), an industry-leading manufacturer of specialty fasteners and components for the aerospace and defense markets. The acquisition further diversifies the Company's presence in the industrial markets and expands its portfolio of specialty fasteners in the aerospace and defense markets. The CAM acquisition is being accounted for as a business combination using the acquisition method of accounting and the results subsequent to the date of acquisition are included in the Company's Industrial segment.

In March 2019, the Company acquired International Equipment Solutions Attachments businesses, Paladin and Pengo, ("IES Attachments"), manufacturers of high quality, performance-driven heavy equipment attachment tools for off-highway applications. The IES Attachments acquisition is being accounted for as a business combination using the acquisition method of accounting and the results subsequent to the date of acquisition are included in the Company's Industrial segment.

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. While management believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from these estimates. Certain amounts reported in the previous year have been reclassified to conform to the 2020 presentation.

Accounts And Notes Receivable, Net
Trade receivables are stated at gross invoice amounts less discounts, other allowances and provisions for credit losses. Financing receivables are initially recorded at fair value, less impairments or provisions for credit losses. Interest income earned from financing receivables that are not delinquent is recorded on the effective interest method.

The Company considers any financing receivable that has not been collected within 90 days of original billing date as past-due or delinquent. The Company’s payment terms are generally consistent with the industries in which its businesses operate and typically range from 30-90 days globally. Additionally, the Company considers the credit quality of all past-due or delinquent financing receivable as nonperforming. The Company does not adjust the promised amount of consideration for the effects of a significant financing component when the period between transfer of the product and receipt of payment is less than one year. Any significant financing components for contracts greater than one year are included in revenue over time.

Allowance For Credit Losses
The Company maintains an allowance for credit losses, which represents an estimate of expected losses over the remaining contractual life of its receivables. The allowance is determined using two methods. First, a specific reserve is established for individual accounts where information indicates the customers may have an inability to meet financial obligations. Second, a reserve is determined for all customers based on a range of percentages applied to aging categories. These percentages are based on historical collection rates, write-off experience, and forecasts of future economic conditions. Actual write-offs are charged against the allowance when collection efforts have been unsuccessful.

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

Refer to Note D, Accounts and Notes Receivable, Net, for further discussion.

B.    NEW ACCOUNTING STANDARDS

NEW ACCOUNTING STANDARDS ADOPTED — In August 2018, the Financial Accounting Standards Board ("FASB") issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for

Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. The standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The Company adopted this standard in the first quarter of 2020 and it did not have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820). The standard modifies disclosure requirements of fair value measurements. The Company adopted this standard in the first quarter of 2020 and it did not have a material impact on its consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350). The new standard simplifies the subsequent measurement of goodwill by eliminating the second step of the goodwill impairment test. The Company adopted this standard in the first quarter of 2020 and will apply prospectively to annual or interim goodwill impairment tests.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326). The new standard amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including accounts and notes receivable. The Company adopted this standard in the first quarter of 2020 and recognized a $3.8 million cumulative-effect adjustment to opening retained earnings related to the Company's allowance for credit losses on accounts and notes receivable. Refer to Note D, Accounts and Notes Receivable, Net, for further discussion.

RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED — In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The new standard provides optional expedients and exceptions that companies can apply during a limited time period to account for contracts, hedging relationships, and other transactions affected by reference rate reform, if certain criteria are met. Companies may elect to apply the new guidance beginning March 12, 2020 through December 31, 2022. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.

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
The following table reconciles net earnings attributable to common shareowners and the weighted-average shares outstanding used to calculate basic and diluted earnings per share for the three months ended March 28, 2020 and March 30, 2019:

	Year-to-Date
	2020	2019
Numerator (in millions):
Net Earnings Attributable to Common Shareowners	$133.2	$169.9

Denominator (in thousands):
Basic weighted-average shares outstanding	150,330	147,863
Dilutive effect of stock contracts and awards	1,573	2,045
Diluted weighted-average shares outstanding	151,903	149,908
Earnings per share of common stock:
Basic	$0.89	$1.15
Diluted	$0.88	$1.13

The following weighted-average stock options were not included in the computation of weighted-average diluted shares outstanding because the effect would be anti-dilutive (in thousands):

	Year-to-Date
	2020	2019
Number of stock options	2,943	2,326

In November 2019, the Company issued 7,500,000 Equity Units with a total notional value of $750.0 million. Each unit initially consists of 750,000 shares of convertible preferred stock and forward stock purchase contracts. On and after November 15, 2022, the convertible preferred stock may be converted into common stock at the option of the holder. At the election of the Company, upon conversion, the Company may deliver cash, common stock, or a combination thereof. The conversion rate was initially 5.2263 shares of common stock per one share of convertible preferred stock, which is equivalent to an initial conversion price of approximately $191.34 per share of common stock. As of March 28, 2020, the conversion rate remained 5.2263, equivalent to a conversion price of approximately $191.34 per share of common stock. The convertible preferred stock is excluded from the denominator of the diluted earnings per share calculation on the basis that the convertible preferred stock will be settled in cash except to the extent that the conversion value of the convertible preferred stock exceeds its liquidation preference. Therefore, before any redemption or conversion, the common shares that would be required to settle the applicable conversion value in excess of the liquidation preference, if the Company elects to settle such excess in common shares, are included in the denominator of diluted earnings per share in periods in which they are dilutive. The shares related to the convertible preferred stock were anti-dilutive during the first three months of 2020.

In May 2017, the Company issued 7,500,000 Equity Units with a total notional value of $750.0 million. Each unit initially consists of 750,000 shares of convertible preferred stock and forward stock purchase contracts. On and after May 15, 2020, the convertible preferred stock may be converted into common stock at the option of the holder. At the election of the Company, upon conversion, the Company may deliver cash, common stock, or a combination thereof. The conversion rate was initially 6.1627 shares of common stock per one share of convertible preferred stock, which was equivalent to an initial conversion price of approximately $162.27 per share of common stock. As of March 28, 2020, due to the customary anti-dilution provisions, the conversion rate was 6.2001, equivalent to a conversion price of approximately $161.29 per share of common stock. The convertible preferred stock is excluded from the denominator of the diluted earnings per share calculation on the basis that the convertible preferred stock will be settled in cash except to the extent that the conversion value of the convertible preferred stock exceeds its liquidation preference. Therefore, before any redemption or conversion, the common shares that would be required to settle the applicable conversion value in excess of the liquidation preference, if the Company elects to settle such excess in common shares, are included in the denominator of diluted earnings per share in periods in which they are dilutive. The shares related to the convertible preferred stock were anti-dilutive during the first three months of 2020 and 2019.

Refer to Note J, Equity Arrangements, for further discussion of the above transactions.

D.    ACCOUNTS AND NOTES RECEIVABLE, NET

(Millions of Dollars)	March 28, 2020	December 28, 2019
Trade accounts receivable	$1,521.1	$1,284.0
Trade notes receivable	144.1	156.7
Other accounts receivable	138.0	126.3
Gross accounts and notes receivable	$1,803.2	$1,567.0
Allowance for credit losses	(121.7)	(112.4)
Accounts and notes receivable, net	$1,681.5	$1,454.6
Long-term receivables, net	$138.9	$146.1

Trade receivables are dispersed among a large number of retailers, distributors and industrial accounts in many countries. Adequate reserves have been established to cover expected credit losses. Long-term receivables, net, of $138.9 million and $146.1 million at March 28, 2020 and December 28, 2019, respectively, are reported within Other assets in the Condensed Consolidated Balance Sheets. The Company's financing receivables are predominantly related to certain security equipment sales-type leases with commercial businesses. As of March 28, 2020, the current portion of financing receivables within Trade notes receivable approximated $75.9 million. Generally, the Company retains legal title to any equipment under lease and holds the right to repossess such equipment in an event of default. All financing receivables are interest-bearing and the Company has not classified any financing receivables as held-for-sale. Interest income earned from financing receivables that are not delinquent is recorded on the effective interest method.

The changes in the allowance for credit losses for the three months ended March 28, 2020 are as follows:

(Millions of Dollars)	Balance December 28, 2019	Cumulative Effect Adjustment (a)	Charged To Costs and Expenses	Charged To Other Accounts (b)	Deductions (c)	Balance March 28, 2020
Accounts receivable	$99.3	$2.9	$10.7	$(2.8)	$(2.0)	$108.1
Notes receivable	$13.1	$0.9	$—	$(0.2)	$(0.2)	$13.6
Total	$112.4	$3.8	$10.7	$(3.0)	$(2.2)	$121.7

(a)	Represents the cumulative-effect adjustment to opening retained earnings due to the adoption of ASU 2016-13. Refer to Note B, New Accounting Standards, for further discussion.
(b) Amounts represent the impacts of foreign currency translation, acquisitions and net transfers to/from other accounts.
(c) Amounts represent charge-offs less recoveries of accounts previously charged-off.

The following is a summary of the expected timing of receipt of payments from customers on an undiscounted basis as of March 28, 2020 relating to the Company’s lease receivables:

(Millions of Dollars)	Total	Within 1 Year	2 Years	3 Years	4 Years	5 Years	Thereafter
Financing receivables	$202.2	$75.9	$57.4	$37.0	$19.9	$8.3	$3.7
Operating leases	$53.2	$50.8	$1.3	$0.8	$0.3	$—	$—

The following is a summary of lease revenue and sales-type lease profit for the three months ended March 28, 2020 and March 30, 2019:

(Millions of Dollars)	2020	2019
Sales-type lease revenue	$23.0	$21.9
Lease interest revenue	3.1	3.2
Operating lease revenue	36.3	36.7
Total lease revenue	$62.4	$61.8
Sales-type lease profit	$9.1	$8.7

In October 2018, the Company entered into an accounts receivable sale program. According to the terms, the Company sells certain of its trade accounts receivables at fair value to a wholly owned, consolidated, bankruptcy-remote special purpose subsidiary (“BRS"). The BRS, in turn, can sell such receivables to a third-party financial institution (“Purchaser”) for cash. The Purchaser’s maximum cash investment in the receivables at any time is $110.0 million. The purpose of the program is to provide liquidity to the Company. These transfers qualify as sales under ASC 860, Transfers and Servicing, and receivables are derecognized from the Company’s consolidated balance sheet when the BRS sells those receivables to the Purchaser. The Company has no retained interests in the transferred receivables, other than collection and administrative responsibilities. At March 28, 2020, the Company did not record a servicing asset or liability related to its retained responsibility based on its assessment of the servicing fee, market values for similar transactions and its cost of servicing the receivables sold.

At March 28, 2020 and December 28, 2019, approximately $55.0 million and $100.0 million of net receivables were derecognized, respectively. For the three months ended March 28, 2020 and March 30, 2019, proceeds from transfers of receivables to the Purchaser totaled $49.1 million and $93.5 million, respectively, and payments to the Purchaser during these periods totaled $94.1 million and $167.7 million, respectively. The program resulted in a pre-tax loss of $0.7 million and $1.4 million for the three months ended March 28, 2020 and March 30, 2019, respectively, which included service fees of $0.2 million and $0.3 million, respectively. All cash flows under the program are reported as a component of changes in working capital within operating activities in the Condensed Consolidated Statements of Cash Flows since all the cash from the Purchaser is received upon the initial sale of the receivable.

As of March 28, 2020 and December 28, 2019, the Company's deferred revenue totaled $210.9 million and $209.8 million, respectively, of which $115.3 million and $108.9 million, respectively, was classified as current within Accrued expenses in the Condensed Consolidated Balance Sheets. Revenue recognized for the three months ended March 28, 2020 and March 30, 2019 that was previously deferred as of December 28, 2019 and December 29, 2018 totaled $49.7 million and $49.2 million, respectively.

As of March 28, 2020, approximately $1.141 billion of revenue from long-term contracts primarily in the Security segment was unearned related to customer contracts which were not completely fulfilled and will be recognized on a decelerating basis over the next five years. This amount excludes any of the Company's contracts with an original expected duration of one year or less.

E.	INVENTORIES
The components of Inventories, net at March 28, 2020 and December 28, 2019 are as follows:

(Millions of Dollars)	March 28, 2020	December 28, 2019
Finished products	$1,704.6	$1,526.0
Work in process	202.4	162.0
Raw materials	625.4	567.0
Total	$2,532.4	$2,255.0

As part of the CAM acquisition in the first quarter of 2020, the Company acquired net inventory with an estimated fair value of $127.5 million. Refer to Note F, Acquisitions and Investments, for further discussion of the CAM acquisition.

F.    ACQUISITIONS AND INVESTMENTS

2020 ACQUISITION

Consolidated Aerospace Manufacturing

On February 24, 2020, the Company acquired CAM for a total estimated purchase price of approximately $1.46 billion. The estimated purchase price consists of an initial cash payment of approximately $1.30 billion, net of cash acquired and an estimated working capital adjustment, and future payments up to $200.0 million contingent on The Boeing Company ("Boeing") 737 MAX Airplanes receiving Federal Aviation Administration authorization to return to service and Boeing achieving certain production levels, which were valued at $155.3 million as of the acquisition date. Refer to Note M, Fair Value Measurements, for additional details.
CAM is an industry-leading manufacturer of specialty fasteners and components for the aerospace and defense markets. The acquisition further diversifies the Company's presence in the industrial markets and expands its portfolio of specialty fasteners in the aerospace and defense markets. The results of CAM subsequent to the date of acquisition are included in the Company's Industrial segment.

The CAM acquisition is being accounted for as a business combination using the acquisition method of accounting, which requires, among other things, certain assets acquired and liabilities assumed to be recognized at their fair values as of the acquisition date. The following table summarizes the estimated acquisition date value of identifiable net assets acquired and liabilities assumed:

(Millions of Dollars)
Cash and cash equivalents	$35.5
Accounts receivable, net	48.6
Inventories, net	127.5
Prepaid expenses and other assets	3.5
Property, plant and equipment	124.7
Trade names	25.0
Customer relationships	570.0
Accounts payable	(26.3)
Accrued expenses	(19.8)
Deferred taxes	(20.9)
Other liabilities	(0.6)
Total identifiable net assets	$867.2
Goodwill	626.0
Contingent consideration	(155.3)
Total consideration paid	$1,337.9

The weighted-average useful life assigned to the intangible assets is 20 years.
Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the expected cost synergies of the combined business and assembled workforce. It is estimated that $618.4 million of goodwill will be deductible for tax purposes.
The acquisition accounting for CAM is preliminary in all respects. During the measurement period, the Company expects to record adjustments relating to the finalization of intangible assets, inventory and property, plant and equipment valuations, working capital accounts, leases, opening balance sheet contingencies, and various income tax matters, amongst others.
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

2019 ACQUISITIONS

IES Attachments

On March 8, 2019, the Company acquired IES Attachments for $653.5 million, net of cash acquired. IES Attachments is a manufacturer of high quality, performance-driven heavy equipment attachment tools for off-highway applications. The acquisition further diversifies the Company's presence in the industrial markets, expands its portfolio of attachment solutions and provides a meaningful platform for growth. The results of IES Attachments subsequent to the date of acquisition are included in the Company's Industrial segment.

The IES Attachments acquisition was accounted for as a business combination using the acquisition method of accounting, which requires, among other things, certain assets acquired and liabilities assumed to be recognized at their fair values as of the acquisition date. The estimated acquisition date value of identifiable net assets acquired, which includes $77.8 million of working capital (primarily inventory), $78.3 million of deferred tax liabilities, and $328.0 million of intangible assets, was

$342.2 million. The related goodwill was $311.3 million. The amount allocated to intangible assets included $304.0 million for customer relationships. The weighted-average useful life assigned to the intangible assets was 14 years.
Goodwill was calculated as the excess of the consideration transferred over the net assets recognized and represents the expected cost synergies of the combined business and assembled workforce. It is estimated that $2.4 million of goodwill, relating to the pre-acquisition historical tax basis of goodwill, will be deductible for tax purposes.
The acquisition accounting for IES Attachments is complete. The measurement period adjustments recorded in 2020 did not have a material impact to the Company's Condensed Consolidated Financial Statements.
Other 2019 Acquisitions
During 2019, the Company completed five smaller acquisitions for $40.8 million, net of cash acquired. The estimated acquisition date value of the identifiable net assets acquired, which includes $6.0 million of working capital and $8.8 million of customer relationships, is $19.1 million. The related goodwill is $21.7 million. The useful life assigned to the customer relationships range from 8 to 10 years. The results of these acquisitions subsequent to the dates of acquisition are included in the Company's Industrial and Security segments. The acquisition accounting for these acquisitions is substantially complete with the exception of certain minor items and will be completed within the measurement period.

ACTUAL AND PRO-FORMA IMPACT OF THE ACQUISTIONS

Actual Impact from Acquisition

The Company's Consolidated Statements of Operations and Comprehensive (Loss) Income for the three months ended March 28, 2020 include net sales of $33.1 million and a net loss of $20.8 million from the 2020 acquisition. The net loss includes amortization relating to intangible assets recorded upon acquisition, inventory step-up charges, transaction costs, and other integration-related costs.
Pro-forma Impact from Acquisitions

The following table presents supplemental pro-forma information as if the 2020 acquisition had occurred on December 30, 2018 and the 2019 acquisitions had occurred on December 31, 2017. The pro-forma consolidated results are not necessarily indicative of what the Company’s consolidated net sales and net earnings would have been had the Company completed the acquisitions on the aforementioned dates. In addition, the pro-forma consolidated results do not purport to project the future results of the Company.

	First Quarter
(Millions of Dollars, except per share amounts)	2020	2019
Net sales	$3,175.4	$3,502.9
Net earnings attributable to common shareowners	$147.9	$154.8
Diluted earnings per share	$0.97	$1.02

2020 Pro-forma Results

The 2020 pro-forma results were calculated by combining the results of Stanley Black & Decker with the stand-alone results of the 2020 acquisition for its respective pre-acquisition period. Accordingly, the following adjustments were made:

•
Elimination of the historical pre-acquisition intangible asset amortization expense and the addition of intangible asset amortization expense related to intangibles valued as part of the acquisition accounting that would have been incurred from December 29, 2019 to the acquisition date.

•
Because the 2020 acquisition was assumed to occur on December 30, 2018, there were no acquisition-related costs or inventory step-up charges factored into the 2020 pro-forma period, as such expenses would have occurred in the first year following the assumed acquisition date.

2019 Pro-forma Results

The 2019 pro-forma results were calculated by combining the results of Stanley Black & Decker with the stand-alone results of the 2019 and 2020 acquisitions for their respective pre-acquisition periods. Accordingly, the following adjustments were made:

•
Elimination of the historical pre-acquisition intangible asset amortization expense and the addition of intangible asset amortization expense related to intangibles valued as part of the acquisition accounting that would have been incurred from December 30, 2018 to the acquisition date of IES Attachments and from December 30, 2018 to March 30, 2019 for the other 2019 and 2020 acquisitions.

•	Additional depreciation expense for the property, plant, and equipment fair value adjustments that would have been incurred from December 30, 2018 to the acquisition date of IES Attachments.

•	Additional expense for acquisition-related costs and inventory step-up charges relating to the 2020 acquisition, as such expenses would have been incurred from December 30, 2018 to March 30, 2019.

•
Because the 2019 acquisitions were assumed to occur on December 31, 2017, there were no acquisition-related costs or inventory step-up charges factored into the 2019 pro-forma period, as such expenses would have occurred in the first year following the assumed acquisition date.

INVESTMENTS

On January 2, 2019, the Company acquired a 20 percent interest in MTD, a privately held global manufacturer of outdoor power equipment, for $234 million in cash. With 2019 annual revenue of approximately $2.4 billion, MTD manufactures and distributes gas-powered lawn tractors, zero turn mowers, walk behind mowers, snow throwers, trimmers, chain saws, utility vehicles and other outdoor power equipment. Under the terms of the agreement, the Company has the option to acquire the remaining 80 percent of MTD beginning on July 1, 2021 and ending on January 2, 2029. In the event the option is exercised, the companies have agreed to a valuation multiple based on MTD’s 2018 EBITDA, with an equitable sharing arrangement for future EBITDA growth. The Company is applying the equity method of accounting to the MTD investment.

During 2019 and 2020, the Company made additional immaterial investments that are not accounted for under the equity method, which are included in Other assets in the Condensed Consolidated Balance Sheets. The Company acquired less than a 20 percent interest in each investment and does not have the ability to significantly influence any of the investees.

G.    GOODWILL
Changes in the carrying amount of goodwill by segment are as follows:

(Millions of Dollars)	Tools & Storage	Industrial	Security	Total
Balance December 28, 2019	$5,161.8	$1,995.5	$2,080.2	$9,237.5
Acquisitions	—	628.5	—	628.5
Foreign currency translation	(85.5)	(1.7)	(51.3)	(138.5)
Balance March 28, 2020	$5,076.3	$2,622.3	$2,028.9	$9,727.5

The goodwill amount for the CAM acquisition is subject to change based upon the allocation of the consideration transferred to the assets acquired and liabilities assumed. Refer to Note F, Acquisitions and Investments, for further discussion.

H.    LONG-TERM DEBT AND FINANCING ARRANGEMENTS

Long-term debt and financing arrangements at March 28, 2020 and December 28, 2019 are as follows:

		March 28, 2020						December 28, 2019
(Millions of Dollars)	Interest Rate	Original Notional	Unamortized Discount	Unamortized Gain/(Loss) Terminated Swaps [1]	Purchase Accounting FV Adjustment	Deferred Financing Fees	Carrying Value	Carrying Value
Notes payable due 2021	3.40%	$400.0	$(0.1)	$5.9	$—	$(0.6)	$405.2	$406.0
Notes payable due 2022	2.90%	754.3	(0.2)	—	—	(1.6)	752.5	752.3
Notes payable due 2026	3.40%	500.0	(0.6)	—	—	(2.7)	496.7	496.5
Notes payable due 2028	7.05%	150.0	—	9.0	8.7	—	167.7	168.3
Notes payable due 2028	4.25%	500.0	(0.3)	—	—	(3.8)	495.9	495.8
Notes Payable due 2030	2.30%	750.0	(2.5)	—	—	(3.4)	744.1	—
Notes payable due 2040	5.20%	400.0	(0.2)	(30.1)	—	(2.8)	366.9	366.5
Notes payable due 2048	4.85%	500.0	(0.5)	—	—	(5.3)	494.2	494.1
Notes payable due 2060 (junior subordinated)	4.00%	750.0	—	—	—	(7.5)	742.5	—
Total long-term debt, including current maturities		$4,704.3	$(4.4)	$(15.2)	$8.7	$(27.7)	$4,665.7	$3,179.5
Less: Current maturities of long-term debt							(3.1)	(3.1)
Long-term debt							$4,662.6	$3,176.4

1Unamortized gain/(loss) associated with interest rate swaps are more fully discussed in Note I, Financial Instruments.

In February 2020, the Company issued $750.0 million of senior unsecured term notes maturing March 15, 2030 ("2030 Term Notes") and $750.0 million of fixed-to-fixed reset rate junior subordinated debentures maturing March 15, 2060 (“2060 Junior Subordinated Debentures”). The 2030 Term Notes accrue interest at a fixed rate of 2.3% per annum, with interest payable semi-annually in arrears, and rank equally in right of payment with all of the Company's existing and future unsecured and unsubordinated debt. The 2060 Junior Subordinated Debentures bear interest at a fixed rate of 4.0% per annum, payable semi-annually in arrears, up to but excluding March 15, 2025. From and including March 15, 2025, the interest rate will be reset for each subsequent five-year reset period equal to the Five-Year Treasury Rate plus 2.657%. The Five-Year Treasury Rate is based on the average yields on actively traded U.S. treasury securities adjusted to constant maturity, for five-year maturities.  On each five-year reset date, the 2060 Junior Subordinated Debentures can be called at par value. The 2060 Junior Subordinated Debentures are unsecured and rank subordinate and junior in right of payment to all of the Company’s existing and future senior debt. The Company received total net proceeds from these offerings of approximately $1.486 billion, which reflected approximately $13.6 million of underwriting expenses and other fees associated with the transactions. The net proceeds from the offerings were used for general corporate purposes, including acquisition funding.

The Company has a $3.0 billion commercial paper program which includes Euro denominated borrowings in addition to U.S. Dollars. As of March 28, 2020, the Company had $1,671.2 million of borrowings outstanding, of which approximately $460.4 million in Euro denominated commercial paper was designated as a net investment hedge. As of December 28, 2019, the Company had $335.5 million of borrowings outstanding representing Euro denominated commercial paper, which was designated as a net investment hedge. Refer to Note I, Financial Instruments, for further discussion.

The Company has a five-year $2.0 billion committed credit facility (the “5-Year Credit Agreement”). Borrowings under the 5-Year Credit Agreement may be made in U.S. Dollars, Euros or Pounds Sterling. A sub-limit amount of $653.3 million is designated for swing line advances which may be drawn in Euros pursuant to the terms of the 5-Year Credit Agreement. Borrowings bear interest at a floating rate plus an applicable margin dependent upon the denomination of the borrowing and specific terms of the 5-Year Credit Agreement. The Company must repay all advances under the 5-Year Credit Agreement by the earlier of September 12, 2023 or upon termination. The 5-Year Credit Agreement is designated to be a liquidity back-stop for the Company's $3.0 billion U.S. Dollar and Euro commercial paper program. As of March 28, 2020, and December 28, 2019, the Company had not drawn on its five-year committed credit facility.

The Company has a 364-Day $1.0 billion committed credit facility (the "364-Day Credit Agreement"). Borrowings under the 364-Day Credit Agreement may be made in U.S. Dollars or Euros and bear interest at a floating rate plus an applicable margin dependent upon the denomination of the borrowing and pursuant to the terms of the 364-Day Credit Agreement. The Company must repay all advances under the 364-Day Credit Agreement by the earlier of September 9, 2020 or upon termination. The Company may, however, convert all advances outstanding upon termination into a term loan that shall be repaid in full no later than the first anniversary of the termination date provided that the Company, among other things, pays a fee to the administrative agent for the account of each lender. The 364-Day Credit Agreement serves as part of the liquidity back-stop for the Company’s $3.0 billion U.S. Dollar and Euro commercial paper program. As of March 28, 2020, and December 28, 2019, the Company had not drawn on its 364-Day committed credit facility.

The Company has an interest coverage covenant that must be maintained to permit continued access to its committed credit facilities described above. The interest coverage ratio tested for covenant compliance compares adjusted Earnings Before Interest, Taxes, Depreciation and Amortization to adjusted Interest Expense ("adjusted EBITDA"/"adjusted Interest Expense"). In April 2020, the Company entered into amendments to its 5-Year Credit Agreement and 364-Day Credit Agreement to: (a) amend the definition of Adjusted EBITDA to allow for additional adjustment addbacks, which primarily relate to anticipated incremental charges related to the COVID-19 pandemic, for amounts incurred beginning in the second quarter of 2020 through the second quarter of 2021, and (b) lower the minimum interest coverage ratio from 3.5 to 2.5 times for the period from and including the second quarter of 2020 through the end of fiscal year 2021.

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

A summary of the fair values of the Company’s derivatives recorded in the Condensed Consolidated Balance Sheets at March 28, 2020 and December 28, 2019 is as follows:

(Millions of Dollars)	Balance Sheet Classification	March 28, 2020	December 28, 2019	Balance Sheet Classification	March 28, 2020	December 28, 2019
Derivatives designated as hedging instruments:
Interest Rate Contracts Cash Flow	LT other assets	$—	$—	LT other liabilities	$118.9	$40.5
Foreign Exchange Contracts Cash Flow	Other current assets	17.2	7.0	Accrued expenses	0.6	7.8
Net Investment Hedge	Other current assets	26.0	18.6	Accrued expenses	2.2	8.5
	LT other assets	—	—	LT other liabilities	0.9	2.6
Non-derivative designated as hedging instrument:
Net Investment Hedge		—	—	Short-term borrowings	460.4	335.5
Total designated as hedging		$43.2	$25.6		$583.0	$394.9
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other current assets	$24.9	$3.7	Accrued expenses	$10.6	$6.1
Total		$68.1	$29.3		$593.6	$401.0

The counterparties to all of the above mentioned financial instruments are major international financial institutions. The Company is exposed to credit risk for net exchanges under these agreements, but not for the notional amounts. The credit risk is limited to the asset amounts noted above. The Company limits its exposure and concentration of risk by contracting with diverse financial institutions and does not anticipate non-performance by any of its counterparties. Further, as more fully discussed in Note M, Fair Value Measurements, the Company considers non-performance risk of its counterparties at each reporting period and adjusts the carrying value of these assets accordingly. The risk of default is considered remote. As of March 28, 2020 and December 28, 2019, there were no assets that had been posted as collateral related to the above mentioned financial instruments.

During the three months ended March 28, 2020 and March 30, 2019, cash flows related to derivatives, including those that are separately discussed below, resulted in net cash received of $12.5 million and $17.3 million, respectively.

CASH FLOW HEDGES

There were after-tax mark-to-market losses of $111.5 million and $54.2 million as of March 28, 2020 and December 28, 2019, respectively, reported for cash flow hedge effectiveness in Accumulated other comprehensive loss. An after-tax gain of $2.4 million is expected to be reclassified to earnings as the hedged transactions occur or as amounts are amortized within the next twelve months. The ultimate amount recognized will vary based on fluctuations of the hedged currencies and interest rates through the maturity dates.

The tables below detail pre-tax amounts of derivatives designated as cash flow hedges in Accumulated other comprehensive loss during the periods in which the underlying hedged transactions affected earnings for the three months ended March 28, 2020 and March 30, 2019:

	Year-to-Date 2020
(Millions of Dollars)	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Recognized in Income on Amounts Excluded from Effectiveness Testing
Interest Rate Contracts	$(98.9)	Interest expense	$(4.5)	$—
Foreign Exchange Contracts	$20.3	Cost of sales	$2.3	$—

	Year-to-Date 2019
(Millions of Dollars)	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Recognized in Income on Amounts Excluded from Effectiveness Testing
Interest Rate Contracts	$(10.9)	Interest expense	$(4.0)	$—
Foreign Exchange Contracts	$7.0	Cost of sales	$(0.2)	$—

A summary of the pre-tax effect of cash flow hedge accounting on the Consolidated Statements of Operations and Comprehensive (Loss) Income for the three months ended March 28, 2020 and March 30, 2019 is as follows:

	Year-to-Date 2020
(Millions of Dollars)	Cost of Sales	Interest Expense
Total amount in the Consolidated Statements of Operations and Comprehensive (Loss) Income in which the effects of the cash flow hedges are recorded	$2,106.3	$59.7
Gain (loss) on cash flow hedging relationships:
Foreign Exchange Contracts:
Hedged Items	$(2.3)	$—
Gain (loss) reclassified from OCI into Income	$2.3	$—
Interest Rate Swap Agreements:
Gain (loss) reclassified from OCI into Income [1]	$—	$(4.5)

	Year-to-Date 2019
(Millions of Dollars)	Cost of Sales	Interest Expense
Total amount in the Consolidated Statements of Operations and Comprehensive (Loss) Income in which the effects of the cash flow hedges are recorded	$2,228.0	$74.4
Gain (loss) on cash flow hedging relationships:
Foreign Exchange Contracts:
Hedged Items	$0.2	$—
Gain (loss) reclassified from OCI into Income	$(0.2)	$—
Interest Rate Swap Agreements:
Gain (loss) reclassified from OCI into Income [1]	$—	$(4.0)

1 Inclusive of the gain/loss amortization on terminated derivative financial instruments.

An after-tax loss of $1.4 million and $2.1 million was reclassified from Accumulated other comprehensive loss into earnings (inclusive of the gain/loss amortization on terminated derivative instruments) for the three months ended March 28, 2020 and March 30, 2019, respectively.

Interest Rate Contracts: The Company enters into interest rate swap agreements in order to obtain the lowest cost source of funds within a targeted range of variable to fixed-debt proportions. During the three months ended March 28, 2020, the Company entered into forward starting interest rate swaps totaling $1.0 billion to offset the expected variability on future interest rate payments associated with debt instruments expected to be issued in the future. These swaps were terminated during the quarter resulting in a loss of $20.5 million, which was recorded in Accumulated other comprehensive loss and is being amortized to earnings as interest expense over future periods. The cash flows stemming from the maturity of such interest rate swaps designated as cash flow hedges are presented within other financing activities in the Condensed Consolidated Statements of Cash Flows. As of March 28, 2020 and December 28, 2019, the Company had $400.0 million in forward starting swaps designated as cash flow hedges.

Foreign Currency Contracts

Forward Contracts: Through its global businesses, the Company enters into transactions and makes investments denominated in multiple currencies that give rise to foreign currency risk. The Company and its subsidiaries regularly purchase inventory from subsidiaries with functional currencies different than their own, which creates currency-related volatility in the Company’s results of operations. The Company utilizes forward contracts to hedge these forecasted purchases and sales of inventory. Gains and losses reclassified from Accumulated other comprehensive loss are recorded in Cost of sales as the hedged item affects earnings. There are no components excluded from the assessment of effectiveness for these contracts. At March 28, 2020 and December 28, 2019, the notional value of forward currency contracts outstanding was $347.2 million and
$518.2 million, respectively, maturing on various dates through 2020.

Purchased Option Contracts: The Company and its subsidiaries have entered into various intercompany transactions whereby the notional values are denominated in currencies other than the functional currencies of the party executing the trade. In order to better match the cash flows of its intercompany obligations with cash flows from operations, the Company enters into purchased option contracts. Gains and losses reclassified from Accumulated other comprehensive loss are recorded in Cost of sales as the hedged item affects earnings. There are no components excluded from the assessment of effectiveness for these contracts. There were no outstanding purchased option contracts as of March 28, 2020 or December 28, 2019.
FAIR VALUE HEDGES

Interest Rate Risk: In an effort to optimize the mix of fixed versus floating rate debt in the Company’s capital structure, the Company enters into interest rate swaps. In prior years, the Company entered into interest rate swaps related to certain of its notes payable which were subsequently terminated. Amortization of the gain/loss on previously terminated swaps is reported as a reduction of interest expense. Prior to termination, the changes in the fair value of the swaps and the offsetting changes in fair value related to the underlying notes were recognized in earnings. As of March 28, 2020 and December 28, 2019, the Company did not have any active fair value interest rate swaps.

A summary of the pre-tax effect of fair value hedge accounting on the Consolidated Statements of Operations and Comprehensive (Loss) Income for the three months ended March 28, 2020 and March 30, 2019 is as follows:

(Millions of Dollars)	Year-to-Date 2020 Interest Expense	Year-to-Date 2019 Interest Expense
Total amount in the Consolidated Statements of Operations and Comprehensive (Loss) Income in which the effects of the fair value hedges are recorded	$59.7	$74.4
Amortization of gain on terminated swaps	$(0.8)	$(5.4)

In February 2019, the Company redeemed all of the outstanding 2053 Junior Subordinated Debentures. As a result, the Company recorded a pre-tax gain of $4.6 million relating to the remaining unamortized gain on swap termination related to this debt.

A summary of the amounts recorded in the Condensed Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges as of March 28, 2020 and December 28, 2019 is as follows:

	March 28, 2020
(Millions of Dollars)	Carrying Amount of Hedged Liability (1)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liability
Current Maturities of Long-Term Debt	$3.1	Terminated Swaps	$3.1
Long-Term Debt	$4,662.6	Terminated Swaps	$(18.3)

	December 28, 2019
(Millions of Dollars)	Carrying Amount of Hedged Liability (1)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liability
Current Maturities of Long-Term Debt	$3.1	Terminated Swaps	$3.1
Long-Term Debt	$3,176.4	Terminated Swaps	$(17.5)
(1) Represents hedged items no longer designated in qualifying fair value hedging relationships.

NET INVESTMENT HEDGES

The Company utilizes net investment hedges to offset the translation adjustment arising from re-measurement of its investment in the assets and liabilities of its foreign subsidiaries. The total after-tax amounts in Accumulated other comprehensive loss were gains of $136.2 million and $97.3 million at March 28, 2020 and December 28, 2019, respectively.

As of March 28, 2020, the Company had cross currency swaps with notional values totaling $1.3 billion maturing on various dates through 2023 hedging a portion of its Japanese yen, Euro, Swedish krona, and Swiss franc denominated net investments and Euro denominated commercial paper with a value of $460.4 million maturing in 2020 hedging a portion of its Euro denominated net investments. As of December 28, 2019, the Company had cross currency swaps with a notional value totaling $1.1 billion maturing on various dates through 2023 hedging a portion of its Japanese yen, Euro and Swiss franc denominated net investments and Euro denominated commercial paper with a value of $335.5 million maturing in 2020 hedging a portion of its Euro denominated net investments.

Maturing foreign exchange contracts resulted in net cash received of $24.4 million and $3.9 million for the three months ended March 28, 2020 and March 30, 2019, respectively. In April 2020, the Company terminated its Swedish krona cross currency swaps resulting in cash received of $17.5 million.

Gains and losses on net investment hedges remain in Accumulated other comprehensive (loss) income until disposal of the underlying assets. Gains and losses representing components excluded from the assessment of effectiveness are recognized in earnings in Other, net on a straight-line basis over the term of the hedge. Gains and losses after a hedge has been de-designated are recorded directly to earnings in Other, net.

The pre-tax gain or loss from fair value changes for the three months ended March 28, 2020 and March 30, 2019 was as follows:

	Year-to-Date 2020
(Millions of Dollars)	Total Gain (Loss) Recorded in OCI	Excluded Component Recorded in OCI	Income Statement Classification	Total Gain (Loss) Reclassified from OCI to Income	Excluded Component Amortized from OCI to Income
Forward Contracts	$(0.1)	$—	Other, net	$—	$—
Cross Currency Swap	$42.0	$18.8	Other, net	$5.4	$5.4
Option Contracts	$—	$—	Other, net	$—	$—
Non-derivative designated as Net Investment Hedge	$15.6	$—	Other, net	$—	$—

	Year-to-Date 2019
(Millions of Dollars)	Total Gain (Loss) Recorded in OCI	Excluded Component Recorded in OCI	Income Statement Classification	Total Gain (Loss) Reclassified from OCI to Income	Excluded Component Amortized from OCI to Income
Forward Contracts	$(1.2)	$4.2	Other, net	$1.0	$1.0
Cross Currency Swap	$25.9	$13.4	Other, net	$7.7	$7.7
Option Contracts	$(1.0)	$—	Other, net	$—	$—
Non-derivative designated as Net Investment Hedge	$15.6	$—	Other, net	$—	$—

UNDESIGNATED HEDGES

Foreign Exchange Contracts: Foreign exchange forward contracts are used to reduce risks arising from the change in fair value of certain foreign currency denominated assets and liabilities (such as affiliate loans, payables and receivables). The objective is to minimize the impact of foreign currency fluctuations on operating results. The total notional amount of the forward contracts outstanding at March 28, 2020 was $921.3 million, maturing on various dates through 2020. The total notional amount of the forward contracts outstanding at December 28, 2019 was $946.8 million, maturing on various dates through 2020. The gain (loss) recorded in income from changes in the fair value related to derivatives not designated as hedging instruments under ASC 815 for the three months ended March 28, 2020 and March 30, 2019 are as follows:

(Millions of Dollars)	Income Statement Classification	Year-to-Date 2020	Year-to-Date 2019
Foreign Exchange Contracts	Other, net	$12.4	$2.3

J.    EQUITY ARRANGEMENTS

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

On and after November 15, 2022, the Series D Preferred Stock may be converted into common stock at the option of the holder. The conversion rate was initially 5.2263 shares of common stock per one share of Series D Preferred Stock, which was equivalent to an initial conversion price of approximately $191.34 per share of common stock. As of March 28, 2020, the conversion rate remained 5.2263, equivalent to a conversion price of approximately $191.34 per share of common stock. At the election of the Company, upon conversion, the Company may deliver cash, common stock, or a combination thereof.

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

2022 Purchase Contracts

The 2022 Purchase Contracts obligate the holders to purchase, on November 15, 2022, for a price of $100 in cash, a maximum number of 4.7 million shares of the Company’s common stock (subject to customary anti-dilution adjustments). The 2022 Purchase Contract holders may elect to settle their obligation early, in cash. The Series D Preferred Stock is pledged as collateral to guarantee the holders’ obligations to purchase common stock under the terms of the 2022 Purchase Contracts. The initial settlement rate determining the number of shares that each holder must purchase will not exceed the maximum settlement rate and is determined over a market value averaging period immediately preceding November 15, 2022.

The initial maximum settlement rate of 0.6272 was calculated using an initial reference price of $159.45, equal to the last reported sale price of the Company's common stock on November 7, 2019. As of March 28, 2020, the maximum settlement rate remained 0.6272, equivalent to a reference price of $159.45. If the applicable market value of the Company's common stock is less than or equal to the reference price, the settlement rate will be the maximum settlement rate; and if the applicable market value of the Company's common stock is greater than the reference price, the settlement rate will be a number of shares of the Company's common stock equal to $100 divided by the applicable market value. Upon settlement of the 2022 Purchase Contracts, the Company will receive additional cash proceeds of $750 million.

The Company pays the holders of the 2022 Purchase Contracts quarterly payments (“Contract Adjustment Payments”) at a rate of 5.25% per annum, payable quarterly in arrears on February 15, May 15, August 15 and November 15, which commenced on February 15, 2020. The $114.2 million present value of the Contract Adjustment Payments reduced Shareowners’ Equity at inception. As each quarterly Contract Adjustment Payment is made, the related liability is reduced and the difference between the cash payment and the present value will accrete to interest expense, approximately $1.3 million per year over the three-year term. As of March 28, 2020, the present value of the Contract Adjustment Payments was $104.9 million.

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

The capped call transactions have a term of approximately three years and are intended to cover the number of shares issuable upon conversion of the Series D Preferred Stock. Subject to customary anti-dilution adjustments, the capped call has an initial lower strike price of $191.34, which corresponds to the minimum 5.2263 settlement rate of the Series D Preferred Stock, and an upper strike price of $207.29, which is approximately 30% higher than the closing price of the Company's common stock on November 7, 2019. As of March 28, 2020, the capped call transactions had an adjusted lower strike price of $191.34 and an adjusted upper strike price of $207.29.

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

With respect to the impact on the Company, the capped call transactions and 2019 Equity Units, when taken together, result in the economic equivalent of having the conversion price on the 2019 Equity Units at $207.29, the upper strike price of the capped call as of March 28, 2020.

The Company paid $19.2 million, or an average of $4.90 per option, to enter into capped call transactions on 3.9 million shares of common stock. The $19.2 million premium paid was recorded as a reduction of Shareowners’ Equity. The aggregate fair value of the options at March 28, 2020 was $4.1 million.

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

The capped call had an initial lower strike price of $156.86 and an upper strike price of $203.92, which was approximately 30% higher than the closing price of the Company's common stock on March 13, 2018. As of March 28, 2020, due to the customary anti-dilution provisions, the capped call transactions had an adjusted lower strike price of $156.52 and an adjusted upper strike price of $203.48. The aggregate fair value of the options at March 28, 2020 was $5.9 million.

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

In February 2020, the Company net-share settled 0.6 million of the 3.2 million capped call options on its common stock and received 61,767 shares using an average reference price of $162.26 per common share.

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

On and after May 15, 2020, the Series C Preferred Stock may be converted into common stock at the option of the holder. The initial conversion rate was 6.1627 shares of common stock per one share of Series C Preferred Stock, which was equivalent to an initial conversion price of approximately $162.27 per share of common stock. As of March 28, 2020, due to the customary anti-dilution provisions, the conversion rate was 6.2001, equivalent to a conversion price of approximately $161.29 per share of common stock. At the election of the Company, upon conversion, the Company may deliver cash, common stock, or a combination thereof.

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

2020 Purchase Contracts

The 2020 Purchase Contracts obligate the holders to purchase, on May 15, 2020, for a price of $100 in cash, a maximum number of 5.5 million shares of the Company’s common stock (subject to customary anti-dilution adjustments). The 2020 Purchase Contract holders may elect to settle their obligation early, in cash. The Series C Preferred Stock is pledged as collateral to guarantee the holders’ obligations to purchase common stock under the terms of the 2020 Purchase Contracts. The initial settlement rate determining the number of shares that each holder must purchase will not exceed the maximum settlement rate and is determined over a market value averaging period immediately preceding May 15, 2020.

The initial maximum settlement rate of 0.7241 was calculated using an initial reference price of $138.10, equal to the last reported sale price of the Company's common stock on May 11, 2017. As of March 28, 2020, due to the customary anti-dilution provisions, the maximum settlement rate was 0.7285, equivalent to a reference price of $137.26. If the applicable market value of the Company's common stock is less than or equal to the reference price, the settlement rate will be the maximum settlement rate; and if the applicable market value of common stock is greater than the reference price, the settlement rate will be a number of shares of the Company's common stock equal to $100 divided by the applicable market value. Upon settlement of the 2020 Purchase Contracts, the Company will receive additional cash proceeds of $750 million.

The Company pays the holders of the 2020 Purchase Contracts quarterly payments ("Contracts Adjustment Payments") at a rate of 5.375% per annum, payable quarterly in arrears on February 15, May 15, August 15 and November 15, which commenced August 15, 2017. The $117.1 million present value of the Contract Adjustment Payments reduced Shareowners’ Equity at inception. As each quarterly Contract Adjustment Payment is made, the related liability is reduced and the difference between the cash payments and the present value will accrete to interest expense, approximately $1.3 million per year over the three-year term. As of March 28, 2020, the present value of the Contract Adjustment Payments was $10.0 million.

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

The capped call transactions have a term of approximately three years and are intended to cover the number of shares issuable upon conversion of the Series C Preferred Stock. Subject to customary anti-dilution adjustments, the capped call had an initial lower strike price of $162.27, which corresponds to the minimum 6.1627 settlement rate of the Series C Preferred Stock, and an upper strike price of $179.53, which is approximately 30% higher than the closing price of the Company's common stock on May 11, 2017. As of March 28, 2020, due to the customary anti-dilution provisions, the capped call transactions had an adjusted lower strike price of $161.29 and an adjusted upper strike price of $178.44.

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

With respect to the impact on the Company, the capped call transactions and 2017 Equity Units, when taken together, result in the economic equivalent of having the conversion price on the $750 million 2017 Equity Units at $178.44, the upper strike price of the capped call as of March 28, 2020.

The Company paid $25.1 million, or an average of $5.43 per option, to enter into capped call transactions on 4.6 million shares of common stock. The $25.1 million premium paid was recorded as a reduction of Shareowners’ Equity. The aggregate fair value of the options at March 28, 2020 was $0.4 million.

K.    ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables summarize the changes in the balances for each component of Accumulated other comprehensive loss:

(Millions of Dollars)	Currency translation adjustment and other	Unrealized (losses) gains on cash flow hedges, net of tax	Unrealized gains (losses) on net investment hedges, net of tax	Pension (losses) gains, net of tax	Total
Balance - December 28, 2019	$(1,517.2)	$(54.2)	$97.3	$(410.5)	$(1,884.6)
Other comprehensive (loss) income before reclassifications	(258.4)	(58.7)	43.0	14.1	(260.0)
Reclassification adjustments to earnings	—	1.4	(4.1)	3.9	1.2
Net other comprehensive (loss) income	(258.4)	(57.3)	38.9	18.0	(258.8)
Balance - March 28, 2020	$(1,775.6)	$(111.5)	$136.2	$(392.5)	$(2,143.4)

(Millions of Dollars)	Currency translation adjustment and other	Unrealized (losses) gains on cash flow hedges, net of tax	Unrealized gains (losses) on net investment hedges, net of tax	Pension (losses) gains, net of tax	Total
Balance - December 29, 2018	$(1,481.2)	$(26.8)	$63.3	$(369.6)	$(1,814.3)
Other comprehensive (loss) income before reclassifications	(18.9)	(4.3)	29.2	(3.4)	2.6
Reclassification adjustments to earnings	—	2.1	(6.6)	2.9	(1.6)
Net other comprehensive (loss) income	(18.9)	(2.2)	22.6	(0.5)	1.0
Balance - March 30, 2019	$(1,500.1)	$(29.0)	$85.9	$(370.1)	$(1,813.3)

The reclassifications out of Accumulated other comprehensive loss for the three months ended March 28, 2020 and March 30, 2019 were as follows:

(Millions of Dollars)	2020	2019	Affected line item in Consolidated Statements of Operations And Comprehensive (Loss) Income
Realized gains (losses) on cash flow hedges	$2.3	$(0.2)	Cost of sales
Realized losses on cash flow hedges	(4.5)	(4.0)	Interest expense
Total before taxes	$(2.2)	$(4.2)
Tax effect	0.8	2.1	Income taxes
Realized losses on cash flow hedges, net of tax	$(1.4)	$(2.1)

Realized gains on net investment hedges	$5.4	$8.7	Other, net
Tax effect	(1.3)	(2.1)	Income taxes
Realized gains on net investment hedges, net of tax	$4.1	$6.6

Amortization of defined benefit pension items:
Actuarial losses and prior service costs / credits	$(4.9)	$(3.8)	Other, net
Tax effect	1.0	0.9	Income taxes
Amortization of defined benefit pension items, net of tax	$(3.9)	$(2.9)

L.    NET PERIODIC BENEFIT COST — DEFINED BENEFIT PLANS
Following are the components of net periodic pension (benefit) expense for the three months ended March 28, 2020 and March 30, 2019:

	Year-to-Date
	Pension Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans		All Plans
(Millions of Dollars)	2020	2019	2020	2019	2020	2019
Service cost	$1.7	$3.0	$4.0	$3.7	$0.1	$0.1
Interest cost	8.8	11.8	5.6	7.7	0.4	0.4
Expected return on plan assets	(14.7)	(15.4)	(10.3)	(11.6)	—	—
Amortization of prior service cost (credit)	0.3	0.2	(0.2)	(0.2)	(0.3)	(0.3)
Amortization of net loss (gain)	2.1	2.0	2.9	2.2	0.1	(0.1)
Settlement / curtailment loss	—	—	0.1	0.1	—	—
Net periodic pension (benefit) expense	$(1.8)	$1.6	$2.1	$1.9	$0.3	$0.1

The components of net periodic benefit cost other than the service cost component are included in Other, net in the Consolidated Statements of Operations and Comprehensive (Loss) Income.

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
The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis for each of the hierarchy levels:

(Millions of Dollars)	Total Carrying Value	Level 1	Level 2	Level 3
March 28, 2020
Money market fund	$2.4	$2.4	$—	$—
Derivative assets	$68.1	$—	$68.1	$—
Derivative liabilities	$133.2	$—	$133.2	$—
Non-derivative hedging instrument	$460.4	$—	$460.4	$—
Contingent consideration liabilities	$356.7	$—	$—	$356.7
December 28, 2019
Money market fund	$1.2	$1.2	$—	$—
Derivative assets	$29.3	$—	$29.3	$—
Derivative liabilities	$65.5	$—	$65.5	$—
Non-derivative hedging instrument	$335.5	$—	$335.5	$—
Contingent consideration liability	$196.1	$—	$—	$196.1

The following table provides information about the Company's financial assets and liabilities not carried at fair value:

	March 28, 2020		December 28, 2019
(Millions of Dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
Other investments	$13.3	$13.7	$14.4	$14.8
Long-term debt, including current portion	$4,665.7	$4,953.2	$3,179.5	$3,601.0

The money market fund and other investments related to the West Coast Loading Corporation ("WCLC") trust are considered Level 1 instruments within the fair value hierarchy. The long-term debt instruments are considered Level 2 instruments and are measured using a discounted cash flow analysis based on the Company’s marginal borrowing rates. The differences between the carrying values and fair values of long-term debt are attributable to the stated interest rates differing from the Company's marginal borrowing rates. The fair values of the Company's variable rate short-term borrowings approximate their carrying values at March 28, 2020 and December 28, 2019. The fair values of the derivative financial instruments in the table above are based on current settlement values.

As part of the CAM acquisition in February 2020, the Company recorded a contingent consideration liability representing the Company’s obligation to make future payments up to $200.0 million to the former option holders of CAM if the Federal

Aviation Administration authorizes the Boeing 737 MAX Airplanes to return to service by June 30, 2022 and Boeing achieves certain production levels by various milestone dates no later than June 30, 2022. The estimated fair value of the contingent consideration liability was $155.3 million as of March 28, 2020 and was determined using a discounted cash flow analysis taking into consideration the expected probability and timing of achieving the milestones, and production rate forecasts.

As part of the Craftsman® brand acquisition in March 2017, the Company recorded a contingent consideration liability representing the Company's obligation to make future payments to Transform Holdco, LLC, which operates Sears and Kmart retail locations, of between 2.5% and 3.5% on sales of Craftsman products in new Stanley Black & Decker channels through March 2032. The first payment is due the second quarter of 2020 relating to royalties owed for the previous twelve quarters, and future payments will be due quarterly through the second quarter of 2032. The estimated fair value of the contingent consideration liability is determined using a discounted cash flow analysis taking into consideration future sales projections, forecasted payments to Transform Holdco, LLC, based on contractual royalty rates, and the related tax impacts. The estimated fair value of the contingent consideration liability was $201.4 million and $196.1 million as of March 28, 2020 and December 28, 2019, respectively. The change in fair value as of March 28, 2020 was recorded in SG&A in the Consolidated Statements of Operations and Comprehensive (Loss) Income. A 100 basis point reduction in the discount rate would result in an increase to the liability of approximately $7.3 million as of March 28, 2020.

A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. The Company's judgments used to determine the estimated contingent consideration liabilities discussed above, including the probability and timing of future events, estimated future production rates, and estimated future sales projections, can materially impact the Company’s results from operations.

The Company had no significant non-recurring fair value measurements, nor any other financial assets or liabilities measured using Level 3 inputs, during the first three months of 2020 or 2019.

Refer to Note I, Financial Instruments, for more details regarding derivative financial instruments, Note R, Contingencies, for more details regarding the other investments related to the WCLC trust, and Note H, Long-Term Debt and Financing Arrangements, for more information regarding the carrying values of the long-term debt.

N.    OTHER COSTS AND EXPENSES
Other, net is primarily comprised of intangible asset amortization expense, currency-related gains or losses, environmental remediation expense, acquisition-related transaction and consulting costs, and certain pension gains or losses. Acquisition-related transaction and consulting costs of $18.9 million and $16.1 million were included in Other, net for the three months ended March 28, 2020 and March 30, 2019, respectively.

O.    RESTRUCTURING CHARGES
A summary of the restructuring reserve activity from December 28, 2019 to March 28, 2020 is as follows:

(Millions of Dollars)	December 28, 2019	Net Additions	Usage	Currency	March 28, 2020
Severance and related costs	$140.3	$2.9	$(27.8)	$1.7	$117.1
Facility closures and asset impairments	7.5	1.0	(5.9)	—	2.6
Total	$147.8	$3.9	$(33.7)	$1.7	$119.7

For the three months ended March 28, 2020, the Company recognized net restructuring charges of $3.9 million, primarily related to severance costs. The majority of the $119.7 million of reserves remaining as of March 28, 2020 is expected to be utilized within the next 12 months.
Segments: The $4 million of net restructuring charges for the three months ended March 28, 2020 includes: $1 million of net reversals pertaining to the Tools & Storage segment; $3 million of net charges pertaining to the Industrial segment; and $2 million of net charges pertaining to the Security segment.

P.    INCOME TAXES

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The CARES

Act did not have a material impact on the Company's consolidated financial statements for the first quarter of 2020. The Company will continue evaluating the potential impacts the CARES Act may have on its operations and consolidated financial statements in future periods.

The Company recognized income tax expense of $12.9 million for the three months ended March 28, 2020, resulting in an effective tax rate of 8.8%. Excluding the impacts of the acquisition-related and other charges, the effective tax rate was 12.5% for the three months ended March 28, 2020. This effective tax rate differs from the U.S. statutory tax rate primarily due to tax on foreign earnings, the re-measurement of uncertain tax position reserves, and the tax benefit of equity compensation.

The Company recognized income tax expense of $24.7 million for the three months ended March 30, 2019, resulting in an effective tax rate of 12.7%. Excluding the impacts of the acquisition-related and other charges, the effective tax rate was 15.0% for the three months ended March 30, 2019. This effective tax rate differed from the U.S. statutory tax rate primarily due to tax on foreign earnings and the effective settlements of income tax audits.

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

The Industrial segment is comprised of the Engineered Fastening and Infrastructure businesses. The Engineered Fastening business primarily sells highly engineered components such as fasteners, fittings and various engineered products, which are designed for specific application across multiple verticals. The product lines include externally threaded fasteners, blind rivets and tools, blind inserts and tools, drawn arc weld studs and systems, engineered plastic and mechanical fasteners, self-piercing riveting systems, precision nut running systems, micro fasteners, high-strength structural fasteners, axel swage, separables, latches, heat shields, pins, and couplings. The Infrastructure business consists of the Oil & Gas and Attachment Tools product lines. Oil & Gas sells and rents custom pipe handling, joint welding and coating equipment used in the construction of large and small diameter pipelines and provides pipeline inspection services. Attachment Tools sells hydraulic tools, attachments and accessories.

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

The Company utilizes segment profit, which is defined as net sales minus cost of sales and SG&A inclusive of the provision for credit losses (aside from corporate overhead expense), and segment profit as a percentage of net sales to assess the profitability of each segment. Segment profit excludes the corporate overhead expense element of SG&A, other, net (inclusive of intangible asset amortization expense), restructuring charges, interest expense, interest income, income taxes and share of net earnings or losses of equity method investment. Refer to Note O, Restructuring Charges, for the amount of net restructuring charges by segment. Corporate overhead is comprised of world headquarters facility expense, cost for the executive management team and expenses pertaining to certain centralized functions that benefit the entire Company but are not directly attributable to the businesses, such as legal and corporate finance functions. Transactions between segments are not material. Segment assets primarily include cash, accounts receivable, inventory, other current assets, property, plant and equipment, right-of-use lease assets and intangible assets. Net sales and long-lived assets are attributed to the geographic regions based on the geographic locations of the end customer and the Company subsidiary, respectively.

	Year-to-Date
(Millions of Dollars)	2020	2019
NET SALES
Tools & Storage	$2,070.8	$2,292.3
Industrial	590.7	555.0
Security	467.9	486.3
Total	$3,129.4	$3,333.6
SEGMENT PROFIT
Tools & Storage	$234.8	$265.8
Industrial	67.8	71.0
Security	20.9	39.5
Segment profit	323.5	376.3
Corporate overhead	(48.9)	(49.6)
Other, net	(74.9)	(65.4)
Restructuring charges	(3.9)	(8.7)
Interest expense	(59.7)	(74.4)
Interest income	10.1	16.6
Earnings before income taxes and equity interest	$146.2	$194.8

As described in Note A, Significant Accounting Policies, the Company recognizes revenue at a point in time from the sale of tangible products or over time depending on when the performance obligation is satisfied. For the three months ended March 28, 2020 and March 30, 2019, the majority of the Company’s revenue was recognized at the time of sale. The following table provides the percent of total segment revenue recognized over time for the Industrial and Security segments for the three months ended March 28, 2020 and March 30, 2019:

	Year-to-Date
	2020	2019
Industrial	10.6%	10.5%
Security	47.0%	45.4%

The following table is a further disaggregation of the Industrial segment revenue for the three months ended March 28, 2020 and March 30, 2019:

	Year-to-Date
(Millions of Dollars)	2020	2019
Engineered Fastening	$424.7	$434.3
Infrastructure	166.0	120.7
Industrial	$590.7	$555.0

The following table is a summary of total assets by segment as of March 28, 2020 and December 28, 2019:

(Millions of Dollars)	March 28, 2020	December 28, 2019
Tools & Storage	$13,712.9	$13,642.4
Industrial	5,721.2	4,207.0
Security	3,343.3	3,448.6
	22,777.4	21,298.0
Corporate assets	127.6	(701.4)
Consolidated	$22,905.0	$20,596.6

Corporate assets primarily consist of cash, deferred taxes and property, plant and equipment. Based on the nature of the Company's cash pooling arrangements, the corporate-related cash accounts will be in a net liability position at times.

GEOGRAPHIC AREAS

The following table is a summary of net sales by geographic area for the three months ended March 28, 2020 and March 30, 2019:

	Year-to-Date
(Millions of Dollars)	2020	2019
United States	$1,842.0	$1,891.8
Canada	149.9	143.9
Other Americas	129.7	165.0
France	134.8	153.6
Other Europe	649.1	699.8
Asia	223.9	279.5
Consolidated	$3,129.4	$3,333.6

R.	CONTINGENCIES

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
The Company’s policy is to accrue environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. If no amount in the range of probable loss is considered most likely, the minimum loss in the range is accrued. The amount of liability recorded is based on an evaluation of currently available facts with respect to each individual site and includes such factors as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. The liabilities recorded do not take into account any claims for recoveries from insurance or third parties. As assessments and remediation progress at individual sites, the amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. As of March 28, 2020 and December 28, 2019, the Company had reserves of $208.6 million and $213.8 million, respectively, for remediation activities associated with Company-owned properties, as well as for Superfund sites, for losses that are probable and estimable. Of the 2020 amount, $58.8 million is classified as current and $149.8 million as long-term which is expected to be paid over the estimated remediation period. As of March 28, 2020, the range of environmental remediation costs that is reasonably possible is $142.8 million to $280.8 million which is subject to change in the near term. The Company may be liable for environmental remediation of sites it no longer owns. Liabilities have been recorded on those sites in accordance with the Company's policy.
As of March 28, 2020, the Company has recorded $15.7 million in other assets related to funding received by the Environmental Protection Agency (“EPA”) and placed in a trust in accordance with the final settlement with the EPA, embodied in a Consent Decree approved by the United States District Court for the Central District of California on July 3, 2013. Per the Consent Decree, Emhart Industries, Inc. (a dissolved and liquidated former indirectly wholly-owned subsidiary of The Black & Decker Corporation) (“Emhart”) has agreed to be responsible for an interim remedy at a site located in Rialto, California and formerly operated by West Coast Loading Corporation (“WCLC”), a defunct company for which Emhart was alleged to be liable as a successor. The remedy will be funded by (i) the amounts received from the EPA as gathered from multiple parties, and, to the extent necessary, (ii) Emhart's affiliate. The interim remedy requires the construction of a water treatment facility and the filtering of ground water at or around the site for a period of approximately 30 years or more. As of March 28, 2020, the Company's net cash obligation associated with remediation activities, including WCLC assets, is $192.9 million.
The EPA also asserted claims in federal court in Rhode Island against Black & Decker and Emhart related to environmental contamination found at the Centredale Manor Restoration Project Superfund Site ("Centredale"), located in North Providence, Rhode Island. The EPA discovered a variety of contaminants at the site, including but not limited to, dioxins, polychlorinated biphenyls, and pesticides. The EPA alleged that Black & Decker and Emhart are liable for site clean-up costs under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") as successors to the liability of Metro-Atlantic, Inc., a former operator at the site, and demanded reimbursement of the EPA’s costs related to this site. Black & Decker and Emhart contested the EPA's allegation that they are responsible for the contamination, and asserted contribution claims, counterclaims and cross-claims against a number of other PRPs, including the federal government as well as insurance carriers. The EPA released its Record of Decision ("ROD") in September 2012, which identified and described the EPA's selected remedial alternative for the site. Black & Decker and Emhart contested the EPA's selection of the remedial alternative set forth in the ROD on the grounds that the EPA's actions were arbitrary and capricious and otherwise not in accordance with law, and proposed other equally-protective, more cost-effective alternatives. On June 10, 2014, the EPA issued an Administrative Order under Sec. 106 of CERCLA, instructing Black & Decker and Emhart to perform the remediation of Centredale pursuant to the ROD. Black & Decker and Emhart disputed the factual, legal and scientific bases cited by the EPA for such an administrative order and provided the EPA with numerous good-faith bases for their declination to comply with the administrative order. Black & Decker and Emhart then vigorously litigated the issue of their liability for environmental conditions at the Centredale site, including completing trial on Phase 1 of the proceedings in late July 2015 and completing trial on Phase 2 of the proceedings in April 2017. Following the Phase I trial, the Court found that dioxin contamination at the Centredale site was not "divisible" and that Black & Decker and Emhart were jointly and severally liable for dioxin contamination at the site. Following the Phase 2 trial, the Court found that certain components of the EPA's selected remedy were arbitrary and capricious, and remanded the matter to the EPA while retaining jurisdiction over the ongoing remedy selection and implementation process. The Court also held in Phase 2 that Black & Decker and Emhart had sufficient cause for their declination to comply with the EPA's June 10, 2014 administrative order and that no associated civil penalties or fines were warranted. The United States filed a Motion for Reconsideration concerning the Court's Phase 2 rulings and appealed the ruling to the United States Court of Appeals for the First Circuit. Black & Decker and Emhart's Motion to Dismiss the Appeal was denied without prejudice for consideration with the merits. On July 9, 2018, a Consent Decree was lodged with the United

States District Court documenting the terms of a settlement between the Company and the United States for reimbursement of EPA's past costs and remediation of environmental contamination found at the Centredale site. The terms of the Consent Decree were subject to public comment and Court approval. After a full hearing on March 19, 2019, the Court approved and entered the Consent Decree on April 8, 2019. The settlement resolves outstanding issues relating to Phase 1 and 2 of the litigation with the United States. The Company is complying with the terms of the settlement while several PRPs at the site have appealed the District Court's entry of the Consent Decree to the United States Court of Appeals for the First Circuit. Phase 3 of the litigation is addressing the potential allocation of liability to other PRPs who may have contributed to contamination of the Centredale site with dioxins, polychlorinated biphenyls and other contaminants of concern. Based on the Company's estimated remediation and response cost obligations arising out of the settlement reached with the United States (including the EPA’s past costs as well as costs of additional investigation, remediation, and related costs such as EPA’s oversight costs), the Company has increased its reserve for this site. Accordingly, in 2018, a $77.7 million increase was recorded in Other, net in the Consolidated Statements of Operations. As of March 28, 2020, the Company has reserved $110.4 million for this site.
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

Per the terms of a Final Order and Judgment approved by the United States District Court for the Middle District of Florida on January 22, 1991, Emhart is responsible for a percentage of remedial costs arising out of the Kerr McGee Chemical Corporation Superfund Site located in Jacksonville, Florida. On March 15, 2017, the Company received formal notification from the EPA that the EPA had issued a ROD selecting the preferred alternative identified in the Proposed Cleanup Plan. As of March 28, 2020, the Company has reserved $26.0 million for this site.
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

S.    COMMITMENTS AND GUARANTEES

COMMITMENTS — The Company has numerous assets, predominantly real estate, vehicles and equipment, under various lease arrangements. At inception of arrangements with vendors, the Company determines whether the contract is or contains a lease based on each party’s rights and obligations under the arrangement. If the lease arrangement also contains non-lease components, the lease and non-lease elements are separately accounted for in accordance with the appropriate accounting guidance for each item. From time to time, lease arrangements allow for, and the Company executes, the purchase of the underlying leased asset. Lease arrangements may also contain renewal options or early termination options. As part of its lease liability and right-of-use asset calculation, consideration is given to the likelihood of exercising any extension or termination options. The present value of the Company’s lease liability was calculated using a weighted-average incremental borrowing rate of 3.70%. The Company determined its incremental borrowing rate based on interest rates from its debt issuances and taking into consideration adjustments for collateral, lease terms and foreign currency. As a result of acquiring right-of-use assets from new leases entered into during the three months ended March 28, 2020, the Company's lease liability increased approximately $29.7 million. As of March 28, 2020, the Company recognized a lease liability of approximately $523.2 million and right-of-use asset of approximately $522.5 million. The right-of-use asset is included within Other assets in the Condensed Consolidated Balance Sheets, while the lease liability is included within Accrued expenses and Other liabilities, as appropriate. As permitted by ASC 842, leases with expected durations of less than 12 months from inception (i.e. short-term leases) were excluded from the Company’s calculation of its lease liability and right-of-use asset.

The Company is a party to leases for one of its major distribution centers and two of its office buildings in which the periodic rental payments vary based on interest rates (i.e. LIBOR). The leases qualify as operating leases for accounting purposes.

The following is a summary of the Company's total lease cost for the three months ended March 28, 2020 and March 30, 2019:

(Millions of Dollars)	Year-to-Date 2020	Year-to-Date 2019
Operating lease cost	$37.6	$37.6
Short-term lease cost	6.8	6.8
Variable lease cost	2.0	2.1
Sublease income	(0.2)	(0.6)
Total lease cost	$46.2	$45.9

During the three months ended March 28, 2020 and March 30, 2019, the Company paid approximately $40.6 million and $38.2 million, respectively, relating to leases included in the measurement of its lease liability and right-of-use asset. As of March 28, 2020, the weighted-average remaining term for the Company's leases is approximately 6 years.

The following is a summary of the Company's future lease obligations on an undiscounted basis at March 28, 2020:

(Millions of Dollars)	Total	2020	2021	2022	2023	2024	Thereafter
Lease obligations	$590.9	$108.2	$115.9	$85.8	$62.1	$53.0	$165.9

GUARANTEES — The Company’s financial guarantees at March 28, 2020 are as follows:

(Millions of Dollars)	Term	Maximum Potential Payment	Carrying Amount of Liability
Guarantees on the residual values of leased assets	One to four years	$103.8	$—
Standby letters of credit	Up to three years	158.8	—
Commercial customer financing arrangements	Up to six years	64.7	6.2
Total		$327.3	$6.2

The Company has guaranteed a portion of the residual values of leased assets relating to the previously discussed leases for one of its major distribution centers and two of its office buildings. The lease guarantees are for an amount up to $103.8 million while the fair value of the underlying assets is estimated at $123.6 million. The related assets would be available to satisfy the guarantee obligations and therefore it is unlikely the Company will incur any future loss associated with these guarantees.

The Company has issued $158.8 million in standby letters of credit that guarantee future payments which may be required under certain insurance programs and in relation to certain environmental remediation activities described more fully in Note R, Contingencies.

The Company provides various limited and full recourse guarantees to financial institutions that provide financing to U.S. and Canadian Mac Tool distributors and franchisees for their initial purchase of the inventory and trucks necessary to function as a distributor and franchisee. In addition, the Company provides limited and full recourse guarantees to financial institutions that extend credit to certain end retail customers of its U.S. Mac Tool distributors and franchisees. The gross amount guaranteed in these arrangements is $64.7 million and the $6.2 million carrying value of the guarantees issued is recorded in Other liabilities in the Condensed Consolidated Balance Sheets.

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

The changes in the carrying amount of product warranties for the three months ended March 28, 2020 and March 30, 2019 are as follows:

(Millions of Dollars)	2020	2019
Balance beginning of period	$100.1	$102.1
Warranties and guarantees issued	29.8	28.1
Warranty payments and currency	(34.7)	(28.8)
Balance end of period	$95.2	$101.4

T.    DIVESTITURES

On May 30, 2019, the Company sold its Sargent & Greenleaf mechanical locks business within the Security segment, which resulted in net proceeds of $79.0 million and a pre-tax gain of $17.0 million in the second quarter of 2019. This divestiture did not qualify as a discontinued operation and is included in the Company's Consolidated Statements of Operations and Comprehensive (Loss) Income through the date of sale in 2019. Pre-tax income for this business totaled $3.1 million for the three months ended March 30, 2019.

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
BUSINESS OVERVIEW
Strategy
The Company is a diversified global provider of hand tools, power tools and related accessories, engineered fastening systems and products, services and equipment for oil & gas and infrastructure applications, commercial electronic security and monitoring systems, healthcare solutions, and automatic doors. The Company continues to execute a growth and acquisition strategy over the long-term that involves industry, geographic and customer diversification to foster sustainable revenue, earnings and cash flow growth. The Company remains focused on leveraging its SBD Operating Model to deliver success in the 2020s and beyond. The latest evolution of the SBD Operating Model, formerly Stanley Fulfillment System ("SFS") 2.0, builds on the strength of the Company's past while embracing changes in the external environment to ensure the Company has the right skillsets, incorporates technology advances in all areas, maintains operational excellence, drives efficiency in business processes and resiliency into its culture, delivers extreme innovation and ensures the customer experience is world class. In addition, the Company continues to make strides towards achieving its 22/22 Vision, by becoming known as one of the world’s leading innovators, continuing to deliver top-quartile financial performance and elevating its commitment to social responsibility.

In terms of capital allocation, the Company remains committed, over time, to returning approximately 50% of free cash flow to shareholders through a strong and growing dividend as well as opportunistically repurchasing shares. The remaining free cash flow (approximately 50%) will be deployed towards acquisitions.

COVID-19 Pandemic

The recent novel coronavirus (COVID-19) outbreak has adversely affected the Company's workforce and operations, as well as the operations of its customers, distributors, suppliers and contractors. The COVID-19 pandemic has also resulted in significant volatility and uncertainty in the markets in which the Company operates. To successfully navigate through this unprecedented period, the Company is focusing on the following key priorities:

•	Ensuring the health and safety of its employees and supply chain partners;

•	Maintaining business continuity and financial strength and stability;

•	Serving its customers as they provide essential products and services to the world; and

•	Doing its part to mitigate the impact of the virus across the globe.

To respond to the current environment, the Company has initiated a comprehensive cost reduction and efficiency program, which is expected to deliver $1 billion in annualized cost savings with an approximate pre-tax charge of $160 million expected to be primarily recognized during the second quarter of 2020. The program has been designed to preserve the Company’s financial strength and execution capability while providing flexibility to modulate costs up or down based on the depth and duration of the COVID-19 pandemic and the associated demand development.

The program’s primary focus is to: (a) adjust the Company’s supply chain and manufacturing labor base to match the current demand environment; (b) substantially reduce indirect spending; (c) reduce staffing, compensation and benefits in a manner that ensures the Company is prepared for a demand recovery at the appropriate time; and (d) capture the significant raw material deflation opportunity that has recently emerged. In addition, the Company plans to reduce capital expenditures and temporarily suspend acquisition-related activity and share repurchases until the demand outlook is clearer. The near-term priority for capital deployment will be focused on deleveraging in line with the Company's strong investment grade credit ratings.

At the time of this filing, the Company is unable to predict or determine the overall impact that the COVID-19 pandemic may have on its business, results of operations, or liquidity. Refer to Financial Condition below and Item 1A. Risk Factors in Part II of this Form 10-Q for further discussion.

Acquisitions and Investments

On February 24, 2020, the Company acquired Consolidated Aerospace Manufacturing ("CAM"), an industry-leading manufacturer of specialty fasteners and components for the aerospace and defense markets. The acquisition further diversifies the Company's presence in the industrial markets and expands its portfolio of specialty fasteners in the aerospace and defense market.

On March 8, 2019, the Company acquired the International Equipment Solutions Attachments businesses, Paladin and Pengo, ("IES Attachments"), manufacturers of high quality, performance-driven heavy equipment attachment tools for off-highway applications. The acquisition further diversifies the Company's presence in the industrial markets, expands its portfolio of attachment solutions and provides a meaningful platform for growth.

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

Divestiture

On May 30, 2019, the Company sold its Sargent and Greenleaf mechanical locks business within the Security segment. The divestiture allowed the Company to invest in other areas of the Company that fit into its long-term growth strategy. Refer to Note T, Divestitures, for further discussion.
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

The Engineered Fastening business primarily sells highly engineered components such as fasteners, fittings and various engineered products, which are designed for specific application across multiple verticals. The product lines include externally threaded fasteners, blind rivets and tools, blind inserts and tools, drawn arc weld studs and systems, engineered plastic and mechanical fasteners, self-piercing riveting systems, precision nut running systems, micro fasteners, high-strength structural fasteners, axel swage, separables, latches, heat shields, pins, and couplings.
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
Certain Items Impacting Earnings
Throughout MD&A, the Company has provided a discussion of its results both inclusive and exclusive of acquisition-related and other charges. The results and measures, including gross profit and segment profit, on a basis excluding these amounts are considered relevant to aid analysis and understanding of the Company’s results and business trends aside from the material impact of these items. These amounts for the first quarters of 2020 and 2019 are as follows:
First Quarter 2020
The Company reported approximately $62 million in net pre-tax charges in the first quarter of 2020, which were comprised of the following:

•	$9 million reducing Gross Profit pertaining to inventory step-up and facility-related charges;

•	$30 million in SG&A primarily for Security business transformation and margin resiliency initiatives;

•	$19 million in Other, net primarily related to deal transaction costs; and

•	$4 million in Restructuring charges pertaining to severance and facility closures.
The tax effect on the above charges was approximately $13 million. In addition, the Company's share of MTD's net earnings included an after-tax charge of $1 million related primarily to restructuring charges.
The above acquisition-related and other charges resulted in net after-tax charges of approximately $50 million, or $0.32 per diluted share.

First Quarter 2019
The Company reported approximately $53 million in pre-tax charges in the first quarter of 2019, which were comprised of the following:

•	$7 million reducing Gross Profit pertaining to facility-related and inventory step-up charges;

•	$23 million in SG&A primarily for integration-related costs and Security business transformation and margin resiliency initiatives;

•	$16 million in Other, net primarily related to deal transaction costs; and

•	$7 million in Restructuring charges pertaining to facility closures and severance.
The tax effect on the above charges was approximately $12 million. In addition, the Company's share of MTD's net earnings included an after-tax charge of approximately $3 million related to an inventory step-up fair value adjustment.
The above acquisition-related and other charges resulted in net after-tax charges of $44 million, or $0.29 per diluted share.
2020 Outlook
On April 2, 2020, the Company filed a Form 8-K with the Securities and Exchange Commission ("SEC") withdrawing its previously announced guidance for 2020 as a result of the uncertain macro environment related to the recent COVID-19 outbreak. The Company anticipates COVID-19 driven demand disruptions to negatively impact its 2020 results, with the second quarter of 2020 currently expected to be the trough for 2020 revenue decline. However, the Company believes it is in a strong financial position and has significant flexibility to navigate this volatile period. Refer to Financial Condition below and Item 1A. Risk Factors in Part II of this Form 10-Q for further discussion.

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

Net Sales: Net sales were $3.129 billion in the first three months of 2020 compared to $3.334 billion in the first three months of 2019, representing a decrease of 6%, with an organic decline of 7% primarily related to impacts from COVID-19. Acquisitions, primarily IES Attachments and CAM, increased sales by 2% while foreign currency decreased sales by 1%. Tools & Storage net sales decreased 10% compared to the first three months of 2019 due to an organic decline of 8% and unfavorable foreign currency impacts of 2%. Industrial net sales increased 6% compared to the first three months of 2019 primarily due to an increase of 15% from acquisitions, partially offset by lower volumes of 8% and unfavorable currency impacts of 1%. Net sales in the Security segment decreased 4% compared to the first three months of 2019 primarily due to a 2% decrease due to foreign currency and a 2% decrease from the sale of the Sargent & Greenleaf business.

Gross Profit: Gross profit was $1.023 billion, or 32.7% of net sales, in the first three months of 2020 compared to $1.106 billion, or 33.2% of net sales, in the first three months of 2019. Acquisition-related and other charges, which reduced gross profit, were $9.1 million for the three months ended March 28, 2020 and $6.4 million for the three months ended March 30, 2019. Excluding these charges, gross profit was 33.0% of net sales for the three months ended March 28, 2020, compared to 33.4% for the three months ended March 30, 2019, as price, margin resiliency and other cost controls in late March were more than offset by lower volumes, higher manufacturing costs related to the virus as well as currency and tariff headwinds. Higher manufacturing costs resulted from significant increases in personal protective equipment and freight costs.

SG&A Expenses: SG&A, inclusive of the provision for credit losses, was $748.5 million, or 23.9% of net sales, in the first three months of 2020, compared to $778.9 million, or 23.4% of net sales, in the first three months of 2019. Within SG&A, acquisition-related and other charges totaled $29.8 million for the three months ended March 28, 2020 and $23.0 million for the three months ended March 30, 2019. Excluding these charges, SG&A was 23.0% of net sales for the three months ended March 28, 2020, compared to 22.7% for the three months ended March 30, 2019, reflecting tight cost management and headcount reductions from 2019 actions partially offsetting the impact from lower volumes.

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

Corporate Overhead: The corporate overhead element of SG&A, which is not allocated to the business segments, amounted to $48.9 million, or 1.6% of net sales, in 2020 compared to $49.6 million, or 1.5% of net sales, in 2019.

Other, net: Other, net amounted to $74.9 million and $65.4 million in the first three months of 2020 and 2019, respectively. Excluding acquisition-related and other charges of $18.9 million and $16.1 million in the first three months of 2020 and 2019, respectively, Other, net totaled $56.0 million and $49.3 million, respectively, during these periods. The year-over-year increase was primarily attributable to higher intangible amortization expense.

Interest, net: Net interest expense was $49.6 million in the first quarter of 2020 compared to $57.8 million in the first quarter of 2019. The year-over-year decrease was primarily driven by the redemption of the 2052 Junior Subordinated Debentures in December 2019, as well as lower U.S. interest rates and lower average balances relating to the Company's commercial paper borrowings, partially offset by lower interest income.

Income Taxes: The Company recognized income tax expense of $12.9 million for the three months ended March 28, 2020, resulting in an effective tax rate of 8.8%. Excluding the impacts of the acquisition-related and other charges, the effective tax rate was 12.5% for the three months ended March 28, 2020. This effective tax rate differs from the U.S. statutory tax rate primarily due to tax on foreign earnings, the re-measurement of uncertain tax position reserves, and the tax benefit of equity compensation.

The Company recognized income tax expense of $24.7 million for the three months ended March 30, 2019, resulting in an effective tax rate of 12.7%. Excluding the impacts of the acquisition-related and other charges, the effective tax rate was 15.0% for the three months ended March 30, 2019. This effective tax rate differed from the U.S. statutory tax rate primarily due to tax on foreign earnings and the effective settlements of income tax audits.

Business Segment Results
The Company’s reportable segments are aggregations of businesses that have similar products, services and end markets, among other factors. The Company utilizes segment profit, which is defined as net sales minus cost of sales and SG&A inclusive of the provision for credit losses (aside from corporate overhead expense), and segment profit as a percentage of net sales to assess the profitability of each segment. Segment profit excludes the corporate overhead expense element of SG&A, other, net (inclusive of intangible asset amortization expense), restructuring charges, interest expense, interest income, income taxes and share of net earnings or losses of equity method investment. Corporate overhead is comprised of world headquarters facility expense, cost for the executive management team and expenses pertaining to certain centralized functions that benefit the entire Company but are not directly attributable to the businesses, such as legal and corporate finance functions. Refer to Note O, Restructuring Charges, for the amount of restructuring charges attributable to each segment.
The Company's operations are classified into three reportable business segments, which also represent its operating segments: Tools & Storage, Industrial and Security.
Tools & Storage:

	Year-to-Date
(Millions of Dollars)	2020	2019
Net sales	$2,070.8	$2,292.3
Segment profit	$234.8	$265.8
% of Net sales	11.3%	11.6%
Tools & Storage net sales decreased $221.5 million, or 10%, in the first quarter of 2020 compared to the first quarter of 2019. Sales volume and foreign currency decreased sales by 9% and 2%, respectively, while price increased sales by 1%. Revenue across all regions declined due to the impact from the global pandemic with declines in North America of 8%, Europe of 7% and emerging markets of 13%. The North America organic decline was driven by the expected difficult comparison to the prior year’s Craftsman roll-out and the unexpected pandemic-related impacts that emerged during the quarter. Europe and emerging markets were impacted by customer closures and government restrictions beginning in late February which continued through the end of the quarter.
Segment profit for the first quarter of 2020 was $234.8 million, or 11.3% of net sales, compared to $265.8 million, or 11.6% of net sales, in the first quarter of 2019. Excluding acquisition-related and other charges of $3.1 million and $12.6 million for the three months ended March 28, 2020 and March 30, 2019, respectively, segment profit was 11.5% of net sales in the first quarter of 2020 and 12.1% in the first quarter of 2019, as the benefits from cost control, margin resiliency actions and price were slightly offset by lower volume, tariffs and currency.
Industrial:

	Year-to-Date
(Millions of Dollars)	2020	2019
Net sales	$590.7	$555.0
Segment profit	$67.8	$71.0
% of Net sales	11.5%	12.8%
Industrial net sales increased $35.7 million, or 6%, in the first quarter of 2020 compared to the first quarter of 2019, due to an increase of 15% from acquisitions, primarily IES Attachments and CAM, partially offset by decreases of 8% from lower volumes and 1% from foreign currency. Engineered Fastening organic revenues were down 9% as share gains were more than offset by lower global automotive light vehicle and general industrial production. Infrastructure organic revenues were down 6% as modest growth in Oil & Gas was more than offset by lower North American Attachment Tools volumes.
Industrial segment profit for the first quarter of 2020 totaled $67.8 million, or 11.5% of net sales, compared to $71.0 million, or 12.8% of net sales, in the corresponding 2019 period. Excluding acquisition-related and other charges of $10.4 million and $6.0 million for the three months ended March 28, 2020 and March 30, 2019, respectively, segment profit amounted to 13.2% of net sales in the first quarter of 2020 compared to 13.9% in the first quarter of 2019, as the negative virus-related volume impacts and currency were partially offset by cost control and margin resiliency initiatives.
Security:

	Year-to-Date
(Millions of Dollars)	2020	2019
Net sales	$467.9	$486.3
Segment profit	$20.9	$39.5
% of Net sales	4.5%	8.1%
Security net sales decreased $18.4 million, or 4%, in the first quarter of 2020 compared to the first quarter of 2019, due to decreases of 2% from foreign currency and 2% from the Sargent & Greenleaf divestiture. North America organic growth was up 2% as higher volume in automatic doors and healthcare were partially offset by lower installation and service revenue in commercial electronic security. Europe was down 1% organically as a decline due to customer restrictions in France and the UK was partially offset by growth in Sweden. Although the commercial electronic security organic growth in both regions were impacted by customer and government restrictions, the installation orders and backlog (+20% versus prior year) remain in a healthy position.
Security segment profit for the first quarter of 2020 was $20.9 million, or 4.5% of net sales, compared to $39.5 million, or 8.1% of net sales, in the corresponding 2019 period. Excluding acquisition-related and other charges of $13.9 million and $10.8 million for the three months ended March 28, 2020 and March 30, 2019, respectively, segment profit amounted to 7.4% of net sales in the first quarter of 2020 compared to 10.3% in the first quarter of 2019, as price and cost control were more than offset by lower volume in electronic security, investments to support growth and the impact from the Sargent & Greenleaf divestiture.

RESTRUCTURING ACTIVITIES
A summary of the restructuring reserve activity from December 28, 2019 to March 28, 2020 is as follows:

(Millions of Dollars)	December 28, 2019	Net Additions	Usage	Currency	March 28, 2020
Severance and related costs	$140.3	$2.9	$(27.8)	$1.7	$117.1
Facility closures and asset impairments	7.5	1.0	(5.9)	—	2.6
Total	$147.8	$3.9	$(33.7)	$1.7	$119.7
For the three months ended March 28, 2020, the Company recognized net restructuring charges of $3.9 million, primarily related to severance costs. The Company expects to achieve annual net cost savings of approximately $9 million by the end of 2021 related to the restructuring costs incurred during the three months ended March 28, 2020. The majority of the $119.7 million of reserves remaining as of March 28, 2020 is expected to be utilized within the next 12 months.

Segments: The $4 million of net restructuring charges for the three months ended March 28, 2020 includes: $1 million of net reversals pertaining to the Tools & Storage segment; $3 million of net charges pertaining to the Industrial segment; and $2 million of net charges pertaining to the Security segment.

The anticipated annual net cost savings of approximately $9 million by the end of 2021 includes $5 million in the Industrial segment and $4 million in the Security segment.

FINANCIAL CONDITION

Liquidity, Sources and Uses of Capital: The Company’s primary sources of liquidity are cash flows generated from operations and available lines of credit under various credit facilities.

Operating Activities: Cash flows used in operations were $405.2 million in the first quarter of 2020 compared to $431.3 million in the corresponding period of 2019. This year-over-year change was mainly attributable to higher inventory purchases in the Tools & Storage segment in the first quarter of 2019 to support anticipated demand from new product launches, including the Craftsman and other brand transitions.

Free Cash Flow: Free cash flow, in line with normal seasonality, was an outflow of $488.1 million in the first quarter of 2020 compared to $520.9 million in the corresponding period of 2019. Management considers free cash flow an important indicator of its liquidity, as well as its ability to fund future growth and provide dividends to shareowners. Free cash flow does not include deductions for mandatory debt service, other borrowing activity, discretionary dividends on the Company’s common stock and business acquisitions, among other items.

	Year-to-Date
(Millions of Dollars)	2020	2019
Net cash used in operating activities	$(405.2)	$(431.3)
Less: capital and software expenditures	(82.9)	(89.6)
Free cash flow	$(488.1)	$(520.9)

As previously discussed, the recent COVID-19 pandemic has adversely affected the Company's operations, as well as the operations of its customers, distributors, suppliers and contractors, and has resulted in significant volatility and uncertainty in the markets in which the Company operates. At the time of this filing, the Company is unable to predict or determine the overall impact that the COVID-19 pandemic may have on its business, results of operations, or liquidity. However, the Company believes it is in a strong financial position as of March 28, 2020 and has sufficient flexibility to navigate this volatile period as the Company: (a) continues to maintain strong investment grade credit ratings; (b) possesses approximately $1.0 billion of cash on-hand as of March 28, 2020; (c) manages a robust and highly-rated commercial paper program ($3.0 billion program with approximately $1.7 billion outstanding as of March 28, 2020); (d) carries $3.0 billion of revolving credit facilities backed by a well-capitalized and diverse bank group; and (e) has the ability to generate additional cash proceeds of $750 million in the second quarter of 2020 upon the successful remarketing of its Series C Convertible Preferred Stock, as discussed further in Note J, Equity Arrangements. In addition, the Company plans to reduce capital expenditures and temporarily suspend acquisition-related activity and share repurchases until the demand outlook is clearer. The near-term priority for capital deployment will be focused on deleveraging in line with the Company's strong investment grade credit ratings. Refer to Item 1A. Risk Factors in Part II of this Form 10-Q for further discussion of the COVID-19 pandemic.

Investing Activities: Cash flows used in investing activities totaled $1.364 billion in the first quarter of 2020 primarily due to the CAM acquisition of $1.302 billion, net of cash acquired, and capital and software expenditures of $82.9 million. Cash flows used in investing activities totaled $1.007 billion in the first quarter of 2019, mainly due to business acquisitions of $676.2 million, primarily related to IES Attachments, and purchases of long-term investments of $245.4 million, which mainly related to the 20 percent investment in MTD Holdings Inc.

Financing Activities: Cash flows provided by financing activities totaled $2.475 billion in the first quarter of 2020 primarily driven by net proceeds from debt issuances of $1.486 billion and net short-term borrowings under the Company's commercial paper program of $1.352 billion, partially offset by the Craftsman deferred purchase price payment of $250.0 million and cash dividend payments of $105.6 million. Cash flows provided by financing activities totaled $1.408 billion in the first quarter of 2019 primarily driven by $1.420 billion of net proceeds from short-term borrowings under the Company's commercial paper program due to 2019 acquisition activity.

Credit Ratings & Liquidity:
The Company maintains strong investment grade credit ratings from the major U.S. rating agencies on its senior unsecured debt (S&P A, Fitch A-, Moody's Baa1), and its commercial paper program (S&P A-1, Fitch F1, Moody's P-2). There have been no changes to any of the Company's credit ratings during the first quarter of 2020. S&P and Fitch recently revised their outlooks to ‘negative’ from ‘stable’ in response to the potential negative economic effects stemming from the COVID-19 pandemic. Refer to Item 1A. Risk Factors in Part II of this Form 10-Q for further discussion of the risks associated with the COVID-19 pandemic. Failure to maintain strong investment grade credit rating levels could adversely affect the Company’s cost of funds, liquidity and access to capital markets, but would not have an adverse effect on the Company’s ability to access its existing committed credit facilities.

Cash and cash equivalents totaled $987 million as of March 28, 2020, comprised of $202 million in the U.S. and $785 million in foreign jurisdictions. As of December 28, 2019, cash and cash equivalents totaled $298 million, comprised of $57 million in the U.S. and $241 million in foreign jurisdictions.

As a result of the Tax Cuts and Jobs Act (the “Act”), the Company's tax liability related to the one-time transition tax associated with unremitted foreign earnings and profits totaled $344 million at March 28, 2020. The Act permits a U.S. company to elect to pay the net tax liability interest-free over a period of up to eight years. The Company has considered the implications of paying the required one-time transition tax and believes it will not have a material impact on its liquidity.

The Company has a $3.0 billion commercial paper program which includes Euro denominated borrowings in addition to U.S. Dollars. As of March 28, 2020, the Company had approximately $1,671 million of borrowings outstanding of which approximately $460 million in Euro denominated commercial paper was designated as a net investment hedge. As of December 28, 2019, the Company had approximately $336 million of borrowings outstanding representing Euro denominated commercial paper, which was designated as a net investment hedge. Refer to Note I, Financial Instruments, for further discussion.

The Company has a five-year $2.0 billion committed credit facility (the “5-Year Credit Agreement”). Borrowings under the 5-Year Credit Agreement may be made in U.S. Dollars, Euros or Pounds Sterling. A sub-limit amount of $653.3 million is designated for swing line advances which may be drawn in Euros pursuant to the terms of the 5-Year Credit Agreement. Borrowings bear interest at a floating rate plus an applicable margin dependent upon the denomination of the borrowing and specific terms of the 5-Year Credit Agreement. The Company must repay all advances under the 5-Year Credit Agreement by the earlier of September 12, 2023 or upon termination. The 5-Year Credit Agreement is designated to be a liquidity back-stop for the Company's $3.0 billion U.S. Dollar and Euro commercial paper program. As of March 28, 2020, and December 28, 2019, the Company had not drawn on its five-year committed credit facility.

The Company has a 364-Day $1.0 billion committed credit facility (the "364-Day Credit Agreement"). Borrowings under the 364-Day Credit Agreement may be made in U.S. Dollars or Euros and bear interest at a floating rate plus an applicable margin dependent upon the denomination of the borrowing and pursuant to the terms of the 364-Day Credit Agreement. The Company must repay all advances under the 364-Day Credit Agreement by the earlier of September 9, 2020 or upon termination. The Company may, however, convert all advances outstanding upon termination into a term loan that shall be repaid in full no later than the first anniversary of the termination date provided that the Company, among other things, pays a fee to the administrative agent for the account of each lender. The 364-Day Credit Agreement serves as part of the liquidity back-stop for the Company’s $3.0 billion U.S. Dollar and Euro commercial paper program previously discussed. As of March 28, 2020, and December 28, 2019, the Company had not drawn on its 364-Day committed credit facility.

The Company has an interest coverage covenant that must be maintained to permit continued access to its committed credit facilities described above. The interest coverage ratio tested for covenant compliance compares adjusted Earnings Before Interest, Taxes, Depreciation and Amortization to adjusted Interest Expense ("adjusted EBITDA"/"adjusted Interest Expense"). In April 2020, the Company entered into amendments to its 5-Year Credit Agreement and 364-Day Credit Agreement to: (a) amend the definition of Adjusted EBITDA to allow for additional adjustment addbacks, which primarily relate to anticipated incremental charges related to the COVID-19 pandemic, for amounts incurred beginning in the second quarter of 2020 through the second quarter of 2021, and (b) lower the minimum interest coverage ratio from 3.5 to 2.5 times for the period from and including the second quarter of 2020 through the end of fiscal year 2021.

In February 2020, the Company issued $750 million of senior unsecured term notes maturing March 15, 2030 ("2030 Term Notes") and $750 million of fixed-to-fixed reset rate junior subordinated debentures maturing March 15, 2060 (“2060 Junior Subordinated Debentures”). The 2030 Term Notes accrue interest at a fixed rate of 2.3% per annum, with interest payable semi-annually in arrears, and rank equally in right of payment with all of the Company's existing and future unsecured and unsubordinated debt. The 2060 Junior Subordinated Debentures bear interest at a fixed rate of 4.0% per annum, payable semi-annually in arrears, up to but excluding March 15, 2025. From and including March 15, 2025, the interest rate will be reset for each subsequent five-year reset period equal to the Five-Year Treasury Rate plus 2.657%. The Five-Year Treasury Rate is based on the average yields on actively traded U.S. treasury securities adjusted to constant maturity, for five-year maturities.  On each five-year reset date, the 2060 Junior Subordinated Debentures can be called at par value. The 2060 Junior Subordinated Debentures are unsecured and rank subordinate and junior in right of payment to all of the Company’s existing and future senior debt. The Company received total net proceeds from these offerings of approximately $1.486 billion, which reflected approximately $14 million of underwriting expenses and other fees associated with the transactions. The net proceeds from the offerings were used for general corporate purposes, including acquisition funding.

In November 2019, the Company issued 7,500,000 Equity Units with a total notional value of $750 million ("2019 Equity Units"). Each unit has a stated amount of $100 and initially consisted of a three-year forward stock purchase contract ("2022 Purchase Contracts") for the purchase of a variable number of shares of common stock, on November 15, 2022, for a price of $100, and a 10% beneficial ownership interest in one share of 0% Series D Cumulative Perpetual Convertible Preferred Stock, without par, with a liquidation preference of $1,000 per share ("Series D Preferred Stock"). The Company received approximately $735 million in cash proceeds from the 2019 Equity Units, net of underwriting costs and commissions, before offering expenses, and issued 750,000 shares of Series D Preferred Stock, recording $750 million in preferred stock. The proceeds were used, together with cash on hand, to redeem the 2052 Junior Subordinated Debentures in December 2019. The Company also used $19 million of the proceeds to enter into capped call transactions utilized to hedge potential economic dilution. On and after November 15, 2022, the Series D Preferred Stock may be converted into common stock at the option of the holder. At the election of the Company, upon conversion, the Company may deliver cash, common stock, or a combination thereof. On or after December 22, 2022, the Company may elect to redeem for cash, all or any portion of the outstanding shares of the Series D Preferred Stock at a redemption price equal to 100% of the liquidation preference, plus any accumulated and unpaid dividends. If the Company calls the Series D Preferred Stock for redemption, holders may convert their shares immediately preceding the redemption date. Upon settlement of the 2022 Purchase Contracts, the Company will receive additional cash proceeds of $750 million. The Company pays the holders of the 2022 Purchase Contracts quarterly contract adjustment payments, which commenced February 15, 2020. As of March 28, 2020, the present value of the contract adjustment payments was approximately $105 million.

In March 2018, the Company purchased from a financial institution “at-the-money” capped call options with an approximate term of three years, on 3.2 million shares of its common stock (subject to customary anti-dilution adjustments) for an aggregate premium of $57 million. In February 2020, the Company net-share settled 0.6 million of the 3.2 million capped call options on its common stock and received 61,767 shares using an average reference price of $162.26 per common share. As of March 28, 2020, the capped call has an adjusted lower strike price of $156.52 and an adjusted upper strike price of 203.48. The purpose of the capped call options was to hedge the risk of stock price appreciation between the lower and upper strike prices of the capped call options for a future share repurchase.

In May 2017, the Company issued 7,500,000 Equity Units with a total notional value of $750 million ("2017 Equity Units"). Each unit has a stated amount of $100 and initially consisted of a three-year forward stock purchase contract ("2020 Purchase Contracts") for the purchase of a variable number of shares of common stock, on May 15, 2020, for a price of $100, and a 10% beneficial ownership interest in one share of 0% Series C Cumulative Perpetual Convertible Preferred Stock, without par, with a liquidation preference of $1,000 per share ("Series C Preferred Stock"). The Company received approximately $726 million in cash proceeds from the 2017 Equity Units, net of underwriting costs and commissions, before offering expenses, and issued 750,000 shares of Series C Preferred Stock, recording $750 million in preferred stock. The proceeds were used for general corporate purposes, including repayment of short-term borrowings. The Company also used $25 million of the proceeds to enter into capped call transactions utilized to hedge potential economic dilution. On and after May 15, 2020, the Series C Preferred Stock may be converted into common stock at the option of the holder. At the election of the Company, upon conversion, the Company may deliver cash, common stock, or a combination thereof. On or after June 22, 2020, the Company may elect to redeem for cash, all or any portion of the outstanding shares of the Series C Preferred Stock at a redemption price equal to 100% of the liquidation preference, plus any accumulated and unpaid dividends. If the Company calls the Series C Preferred Stock for redemption, holders may convert their shares immediately preceding the redemption date. Upon settlement of the 2020 Purchase Contracts, the Company will receive additional cash proceeds of $750 million. The Company pays the holders of the 2020 Purchase Contracts quarterly contract adjustment payments, which commenced in August 2017. As of March 28, 2020, the present value of the contract adjustment payments was approximately $10 million.

Refer to Note H, Long-Term Debt and Financing Arrangements, and Note J, Equity Arrangements, for further discussion of the Company's financing arrangements.

OTHER MATTERS
Critical Accounting Estimates: There have been no significant changes in the Company’s critical accounting estimates during the first quarter of 2020. Refer to the “Other Matters” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Form 10-K for the year ended December 28, 2019 for a discussion of the Company’s critical accounting estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The recent novel coronavirus (COVID-19) outbreak has resulted in significant volatility and uncertainty in the markets in which the Company operates. At the time of this filing, the Company is unable to predict or determine the impacts that the COVID-19 pandemic may have on its exposure to market risk from foreign currency exchange rates, interest rates, stock prices, bond prices and commodity prices, amongst others. Refer to Item 1A. Risk Factors in Part II of this Form 10-Q and Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Form 10-K for the year ended December 28, 2019 for further discussion.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including the Company’s President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, the Company has, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined under Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Company’s President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer have concluded that, as of March 28, 2020, the Company’s disclosure controls and procedures are effective. There has been no change in the Company’s internal control over financial reporting that occurred during the first quarter of 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. In February 2020, the Company acquired Consolidated Aerospace Manufacturing, LLC ("CAM") for an estimated purchase price of approximately $1.46 billion. Management's assessment of, and conclusion on, the effectiveness of internal control over financial reporting excludes the internal controls of CAM. As part of the ongoing integration activities, the Company will complete an assessment of existing controls and incorporate its controls and procedures into CAM.

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

Important factors that could cause the Company's actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in its forward-looking statements include, among others, the following: (i) successfully developing, marketing and achieving sales from new products and services and the continued acceptance of current products and services; (ii) macroeconomic factors, including global and regional business conditions (such as Brexit), commodity prices, inflation, and currency exchange rates; (iii) laws, regulations and governmental policies affecting the Company's activities in the countries where it does business, including those related to tariffs, taxation, and trade controls; (iv) the economic environment of emerging markets, particularly Latin America, Russia, China and Turkey; (v) realizing the anticipated benefits of mergers, acquisitions, joint ventures, strategic alliances or divestitures, including the successful integration of the CAM acquisition into the Company and the return to production of the Boeing 737 MAX; (vi) pricing pressure and other changes within competitive markets; (vii) availability and price of raw materials, component parts, freight, energy, labor and sourced finished goods; (viii) the impact the tightened credit markets may have on the Company or its customers or suppliers; (ix) the extent to which the Company has to write off accounts receivable or assets or experiences supply chain disruptions in connection with bankruptcy filings by customers or suppliers; (x) the Company's ability to identify and effectively execute productivity improvements and cost reductions; (xi) potential business and distribution disruptions, including those related to physical security threats, information technology or cyber-attacks, epidemics, sanctions or natural disasters; (xii) the effects of COVID-19 and the related impact on the Company's liquidity and operations, including demand for its products, as well as the effectiveness of the Company's associated cost-saving measures; (xiii) the continued consolidation of customers, particularly in consumer channels; (xiv) managing franchisee relationships; (xv) the impact of poor weather conditions; (xvi) maintaining or improving production rates in the Company's manufacturing facilities, responding to significant changes in product demand and fulfilling demand for new and existing products; (xvii) changes in the competitive landscape in the Company's markets; (xviii) the Company's non-U.S. operations, including sales to non-U.S. customers; (xix) the impact from demand changes within world-wide markets associated with homebuilding and remodeling; (xx) potential adverse developments in new or pending litigation and/or government investigations; (xxi) changes in the Company's ability to obtain debt on commercially reasonable terms and at competitive rates; (xxii) substantial pension and other postretirement benefit obligations; (xxiii) potential environmental liabilities; (xxiv) work stoppages or other labor disruptions; (xxv) changes in accounting estimates; and (xxvi) the Company's ability to successfully complete the remarketing of the Series C Cumulative Perpetual Convertible Preferred Stock within the time period or on the terms currently contemplated, if at all.

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

ITEM 1A. RISK FACTORS

The risk factors disclosed in the Company's Form 10-K for the year ended December 28, 2019 filed with the Securities and Exchange Commission on February 21, 2020 ("Form 10-K") should be considered together with information included in this Form 10-Q for the quarter ended March 28, 2020, and should not be considered the only risks to which the Company is exposed. As previously disclosed in the Form 8-K filed by the Company on April 2, 2020, the Company anticipates that demand disruptions driven by the recent novel coronavirus (COVID-19) outbreak will negatively impact its results in 2020. The Company is providing the following additional information regarding potential risks associated with the COVID-19 outbreak. Except for such additional information, the Company believes there have been no material changes to the risk factors previously disclosed in the Company's Form 10-K.

The continued adverse effects of the recent novel coronavirus (COVID-19) outbreak could have a materially negative impact on the Company's operations, financial condition, results of operations, and liquidity, the nature and extent of which is highly uncertain.

The impact of the novel strain of the coronavirus identified in China in late 2019 has grown throughout the world, including in the United States, and governmental authorities have implemented numerous measures attempting to contain and mitigate the effects of the virus, including travel bans and restrictions, quarantines, shelter in place orders and shutdowns. These measures are adversely affecting and may continue to adversely affect the Company's workforce and operations and the operations of its customers, distributors, suppliers and contractors.  There is significant uncertainty regarding such measures and potential future measures, and restrictions on the Company's access to its manufacturing facilities or on its support operations or workforce, or similar limitations for its distributors and suppliers, could limit customer demand and/or the Company's capacity to meet customer demand, which could have a material negative impact on its financial condition and results of operations. In addition, a sustained downturn in customer demand or other economic conditions could result in material charges related to bad debt or inventory write-offs, restructuring charges, or impairments of long-lived assets, including both tangible and intangible assets. Furthermore, a sustained downturn in financial markets and asset values could adversely affect the Company’s cost of capital, liquidity and access to capital markets, in addition to potentially increasing its pension funding obligations to ensure its pension plans continue to be adequately funded.

In addition, the spread of COVID-19 has caused the Company to modify its business practices (including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences), and it may take further actions as may be required by government authorities or that the Company determines are in the best interests of its employees, customers, distributors, suppliers and contractors. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus, and the Company's ability to perform critical functions could be harmed. The continued spread of COVID-19 has and may continue to cause disruptions in the Company's supply chain, cause delay, or limit the ability of, customers to continue to operate and perform, including in making timely payments to the Company, result in the Company's inability to meet its consumers' and customers' needs due to disruptions in manufacturing and supply arrangements caused by the loss or disruption of essential manufacturing and supply elements, and cause other unpredictable events. Furthermore, as a result of the COVID-19 outbreak, the Company has initiated certain cost reduction measures including adjustments to its supply chain and manufacturing labor base to match the current demand environment and reductions in staffing, compensation and benefits in a manner that prepares the Company for a demand recovery at the appropriate time. These cost reduction measures may not prove to be successful and the Company may need to undertake further measures that could adversely impact its business and/or its ability to ramp up operations in a timely manner.

The continued spread of COVID-19 has and may continue to cause significant reductions in demand or significant volatility in demand for the Company’s products. The degree to which COVID-19 affects the Company's results and operations will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. As a result, the Company anticipates that COVID-19 driven demand disruptions and related events will negatively affect the Company's financial results in 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
The following table provides information about the Company’s purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the three months ended March 28, 2020:

2020	(a) Total Number Of Shares Purchased	Average Price Paid Per Share	(b) Total Number Of Shares Purchased As Part Of A Publicly Announced Plan Or Program	(c) Maximum Number Of Shares That May Yet Be Purchased Under The Program
December 29 - February 1	823	$165.67	—	11,500,000
February 2 - February 29	41,033	161.15	61,767	11,450,000
March 1 - March 28	21,279	105.86	—	11,450,000
Total	63,135	$142.57	61,767	11,450,000

(a)
The shares of common stock in this column were deemed surrendered to the Company by participants in various benefit plans of the Company to satisfy the participants’ taxes related to vesting or delivery of time-vesting restricted share units under those plans.

(b)
In February 2020, the Company net-share settled 0.6 million of the 3.2 million capped call options on its common stock and received 61,767 shares using an average reference price of $162.26 per common share.

(c)
On July 20, 2017, the Board of Directors approved a new repurchase program for up to 15.0 million shares of the Company’s common stock and terminated its previously approved repurchase program.  As of March 28, 2020, the authorized shares available for repurchase under the new repurchase program totaled approximately 11.5 million shares. The currently authorized shares available for repurchase do not include approximately 3.6 million shares reserved and authorized for purchase under the Company’s previously approved repurchase program relating to a forward share purchase contract entered into in March 2015. Refer to Note J, Equity Arrangements, of the Notes to (Unaudited) Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for further discussion.

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

(101)
The following materials from Stanley Black & Decker Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 28, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive (Loss) Income for the three months ended March 28, 2020 and March 30, 2019; (ii) Condensed Consolidated Balance Sheets at March 28, 2020 and December 28, 2019; (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 28, 2020 and March 30, 2019; (iv) Consolidated Statements of Changes in Shareowners' Equity for the three months ended March 28, 2020 and March 30, 2019; and (v) Notes to (Unaudited) Condensed Consolidated Financial Statements**.

(104)	The cover page of Stanley Black & Decker Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 28, 2020, formatted in iXBRL (included within Exhibit 101 attachments).

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

STANLEY BLACK & DECKER, INC.

Date:	May 1, 2020	By:	/s/ DONALD ALLAN, JR.
Donald Allan, Jr.
Executive Vice President and Chief Financial Officer