Form 10-Q
period 2020-09-26
STANLEY BLACK & DECKER, INC.
filed 2020-10-27
CIK 93556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2020
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
160,223,299 shares of the registrant’s common stock were outstanding as of October 16, 2020.

PART I — FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
THREE AND NINE MONTHS ENDED SEPTEMBER 26, 2020 AND SEPTEMBER 28, 2019
(Unaudited, Millions of Dollars, Except Per Share Amounts)

	Third Quarter		Year-to-Date
	2020	2019	2020	2019
Net Sales	$3,850.2	$3,633.1	$10,127.0	$10,728.0
Costs and Expenses
Cost of sales	$2,473.9	$2,393.6	$6,714.9	$7,083.1
Selling, general and administrative	731.3	752.8	2,182.1	2,289.6
Provision for credit losses	7.6	3.3	37.3	27.7
Other, net	74.3	55.0	236.1	182.6
Gain on sale of business	—	—	—	(17.2)
Restructuring charges	42.8	74.0	74.6	91.2
Interest expense	52.7	72.4	169.7	219.2
Interest income	(2.0)	(12.7)	(14.6)	(41.4)
	$3,380.6	$3,338.4	$9,400.1	$9,834.8
Earnings before income taxes and equity interest	469.6	294.7	726.9	893.2
Income tax expense (benefit)	78.4	59.2	(26.0)	135.5
Net earnings before equity interest	$391.2	$235.5	$752.9	$757.7
Share of net earnings (losses) of equity method investment	4.0	(4.4)	14.1	1.2
Net earnings	$395.2	$231.1	$767.0	$758.9
Less: Net earnings attributable to non-controlling interests	0.3	0.6	0.5	2.2
Net earnings attributable to Stanley Black & Decker, Inc.	$394.9	$230.5	$766.5	$756.7
Less: Preferred stock dividends	9.4	—	14.1	—
Net Earnings Attributable to Common Shareowners	$385.5	$230.5	$752.4	$756.7
Total Comprehensive Income Attributable to Common Shareowners	$465.0	$99.6	$675.9	$626.1
Earnings per share of common stock:
Basic	$2.47	$1.55	$4.91	$5.11
Diluted	$2.44	$1.53	$4.86	$5.03
Dividends per share of common stock	$0.70	$0.69	$2.08	$2.01
Weighted-average shares outstanding (in thousands):
Basic	156,370	148,350	153,345	148,111
Diluted	157,971	150,623	154,759	150,299
See Notes to (Unaudited) Condensed Consolidated Financial Statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 26, 2020 AND DECEMBER 28, 2019
(Unaudited, Millions of Dollars, Except Per Share Amounts)

	September 26, 2020	December 28, 2019
ASSETS
Current Assets
Cash and cash equivalents	$683.0	$297.7
Accounts and notes receivable, net	1,764.2	1,454.6
Inventories, net	2,874.7	2,255.0
Other current assets	465.1	449.3
Total Current Assets	5,787.0	4,456.6
Property, plant and equipment, net	2,005.9	1,959.5
Goodwill	9,887.0	9,237.5
Intangibles, net	4,069.0	3,622.0
Other assets	1,292.0	1,321.0
Total Assets	$23,040.9	$20,596.6
LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities
Short-term borrowings	$3.2	$337.3
Current maturities of long-term debt	3.1	3.1
Accounts payable	2,345.3	2,087.8
Accrued expenses	1,870.2	1,977.5
Total Current Liabilities	4,221.8	4,405.7
Long-term debt	4,658.5	3,176.4
Deferred taxes	590.1	731.2
Post-retirement benefits	592.8	609.4
Other liabilities	2,598.4	2,531.7
Commitments and Contingencies (Notes R and S)
Shareowners’ Equity
Stanley Black & Decker, Inc. Shareowners’ Equity
Preferred stock, without par value: Authorized 10,000,000 shares in 2020 and 2019 Issued and outstanding 1,500,000 shares in 2020 and 2019	1,500.0	1,500.0
Common stock, par value $2.50 per share: Authorized 300,000,000 shares in 2020 and 2019 Issued 176,902,738 shares in 2020 and 2019	442.3	442.3
Retained earnings	7,200.4	6,772.8
Additional paid in capital	4,785.3	4,492.9
Accumulated other comprehensive loss	(1,961.1)	(1,884.6)
ESOP	—	(2.3)
	11,966.9	11,321.1
Less: cost of common stock in treasury	(1,594.0)	(2,184.8)
Stanley Black & Decker, Inc. Shareowners’ Equity	10,372.9	9,136.3
Non-controlling interests	6.4	5.9
Total Shareowners’ Equity	10,379.3	9,142.2
Total Liabilities and Shareowners’ Equity	$23,040.9	$20,596.6
See Notes to (Unaudited) Condensed Consolidated Financial Statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE AND NINE MONTHS ENDED SEPTEMBER 26, 2020 AND SEPTEMBER 28, 2019
(Unaudited, Millions of Dollars)

	Third Quarter		Year-to-Date
	2020	2019	2020	2019
OPERATING ACTIVITIES
Net earnings	$395.2	$231.1	$767.0	$758.9
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	94.1	93.1	281.1	280.8
Amortization of intangibles	51.2	47.8	150.0	139.6
Gain on sale of business	—	—	—	(17.2)
Share of net (earnings) losses of equity method investment	(4.0)	4.4	(14.1)	(1.2)
Changes in working capital	51.6	(278.3)	(667.5)	(859.2)
Changes in other assets and liabilities	89.1	94.6	83.7	(39.3)
Cash provided by operating activities	677.2	192.7	600.2	262.4
INVESTING ACTIVITIES
Capital and software expenditures	(62.1)	(96.7)	(209.5)	(283.5)
Proceeds from sale of business, net of cash sold	—	—	—	76.7
Business acquisitions, net of cash acquired	1.4	(6.2)	(1,300.6)	(682.2)
Purchases of investments	(1.0)	(4.9)	(14.6)	(258.6)
Net investment hedge settlements	—	11.3	41.0	15.2
Other	(2.1)	(3.9)	(0.6)	(7.5)
Cash used in investing activities	(63.8)	(100.4)	(1,484.3)	(1,139.9)
FINANCING ACTIVITIES
Payment on long-term debt	—	—	—	(400.0)
Proceeds from debt issuances, net of fees	—	—	1,482.6	496.2
Stock purchase contract fees	(9.8)	(10.1)	(49.9)	(30.3)
Net short-term (repayments) borrowings	(712.9)	28.6	(341.8)	1,117.9
Proceeds from issuances of common stock	42.5	21.5	843.8	46.1
Purchases of common stock for treasury	(1.9)	(2.7)	(11.2)	(11.9)
Craftsman deferred purchase price	—	—	(250.0)	—
Craftsman contingent consideration	(6.0)	—	(39.0)	—
Termination of interest rate swaps	—	—	(20.5)	(1.0)
Cash dividends on common stock	(109.6)	(102.3)	(321.0)	(297.6)
Cash dividends on preferred stock	(9.4)	—	(9.4)	—
Other	(3.1)	(2.4)	(10.1)	(8.5)
Cash (used in) provided by financing activities	(810.2)	(67.4)	1,273.5	910.9
Effect of exchange rate changes on cash, cash equivalents and restricted cash	16.3	(25.4)	(7.9)	(20.4)
Change in cash, cash equivalents and restricted cash	(180.5)	(0.5)	381.5	13.0
Cash, cash equivalents and restricted cash, beginning of period	876.6	324.9	314.6	311.4
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$696.1	$324.4	$696.1	$324.4

The following table provides a reconciliation of the cash, cash equivalents and restricted cash balances as of September 26, 2020 and December 28, 2019, as shown above:

	September 26, 2020	December 28, 2019
Cash and cash equivalents	$683.0	$297.7
Restricted cash included in Other current assets	13.1	16.9
Cash, cash equivalents and restricted cash	$696.1	$314.6
See Notes to (Unaudited) Condensed Consolidated Financial Statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY
THREE AND NINE MONTHS ENDED SEPTEMBER 26, 2020 AND SEPTEMBER 28, 2019
(Unaudited, Millions of Dollars, Except Per Share Amounts)

	Preferred Stock	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	ESOP	Treasury Stock	Non- Controlling Interests	Shareowners’ Equity
Balance December 28, 2019	$1,500.0	$442.3	$4,492.9	$6,772.8	$(1,884.6)	$(2.3)	$(2,184.8)	$5.9	$9,142.2
Net earnings (loss)	—	—	—	133.2	—	—	—	(0.1)	133.1
Other comprehensive loss	—	—	—	—	(258.8)	—	—	—	(258.8)
Cash dividends declared — $0.69 per share	—	—	—	(105.6)	—	—	—	—	(105.6)
Issuance of common stock (744,339 shares)	—	—	(20.5)	—	—	—	65.1	—	44.6
Repurchase of common stock (125,294 shares)	—	—	10.0	—	—	—	(19.0)	—	(9.0)
Preferred stock issuance costs	—	—	(1.2)	—	—	—	—	—	(1.2)
Stock-based compensation related	—	—	15.4	—	—	—	—	—	15.4
ESOP	—	—	—	—	—	2.3	—	—	2.3
Adoption of ASU 2016-13	—	—	—	(3.8)	—	—	—	—	(3.8)
Balance March 28, 2020	$1,500.0	$442.3	$4,496.6	$6,796.6	$(2,143.4)	$—	$(2,138.7)	$5.8	$8,959.2
Net earnings	—	—	—	238.4	—	—	—	0.3	238.7
Other comprehensive income	—	—	—	—	102.8	—	—	—	102.8
Cash dividends declared — $0.69 per common share	—	—	—	(105.8)	—	—	—	—	(105.8)
Cash dividends declared — $50.00 per annum per preferred share	—	—	—	(4.7)	—	—	—	—	(4.7)
Issuance of common stock (5,538,106 shares)	—	—	257.6	—	—	—	499.1	—	756.7
Repurchase of common stock (4,227 shares)	—	—	—	—	—	—	(0.3)	—	(0.3)
Preferred stock issuance costs	—	—	(2.2)	—	—	—	—	—	(2.2)
Stock-based compensation related	—	—	21.2	—	—	—	—	—	21.2
Balance June 27, 2020	$1,500.0	$442.3	$4,773.2	$6,924.5	$(2,040.6)	$—	$(1,639.9)	$6.1	$9,965.6
Net earnings	—	—	—	394.9	—	—	—	0.3	395.2
Other comprehensive income	—	—	—	—	79.5	—	—	—	79.5
Cash dividends declared — $0.70 per share	—	—	—	(109.6)	—	—	—	—	(109.6)
Cash dividends declared —$50.00 per annum per preferred share	—	—	—	(9.4)	—	—	—	—	(9.4)
Issuance of common stock (529,998 shares)	—	—	(5.3)	—	—	—	47.8	—	42.5
Repurchase of common stock (15,403 shares)	—	—	—	—	—	—	(1.9)	—	(1.9)
Preferred stock issuance costs	—	—	(0.5)	—	—	—	—	—	(0.5)
Stock-based compensation related	—	—	17.9	—	—	—	—	—	17.9
Balance September 26, 2020	$1,500.0	$442.3	$4,785.3	$7,200.4	$(1,961.1)	$—	$(1,594.0)	$6.4	$10,379.3

	Preferred Stock	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	ESOP	Treasury Stock	Non- Controlling Interests	Shareowners’ Equity
Balance December 29, 2018	$750.0	$442.3	$4,621.0	$6,219.0	$(1,814.3)	$(10.5)	$(2,371.3)	$3.7	$7,839.9
Net earnings	—	—	—	169.9	—	—	—	0.5	170.4
Other comprehensive income	—	—	—	—	1.0	—	—	—	1.0
Cash dividends declared — $0.66 per share	—	—	—	(97.6)	—	—	—	—	(97.6)
Issuance of common stock (284,438 shares)	—	—	(15.2)	—	—	—	25.4	—	10.2
Repurchase of common stock (61,663 shares)	—	—	—	—	—	—	(8.1)	—	(8.1)
Stock-based compensation related	—	—	16.7	—	—	—	—	—	16.7
ESOP	—	—	—	—	—	4.2	—	—	4.2
Balance March 30, 2019	$750.0	$442.3	$4,622.5	$6,291.3	$(1,813.3)	$(6.3)	$(2,354.0)	$4.2	$7,936.7
Net earnings	—	—	—	356.3	—	—	—	1.1	357.4
Other comprehensive loss	—	—	—	—	(0.7)	—	—	—	(0.7)
Cash dividends declared — $0.66 per share	—	—	—	(97.7)	—	—	—	—	(97.7)
Issuance of common stock (191,538 shares)	—	—	(2.8)	—	—	—	17.2	—	14.4
Repurchase of common stock (7,461 shares)	—	—	—	—	—	—	(1.1)	—	(1.1)
Stock-based compensation related	—	—	21.4	—	—	—	—	—	21.4
ESOP	—	—	—	—	—	2.9	—	—	2.9
Balance June 29, 2019	$750.0	$442.3	$4,641.1	$6,549.9	$(1,814.0)	$(3.4)	$(2,337.9)	$5.3	$8,233.3
Net earnings	—	—	—	230.5	—	—	—	0.6	231.1
Other comprehensive loss	—	—	—	—	(130.9)	—	—	—	(130.9)
Cash dividends declared — $0.69 per share	—	—	—	(102.3)	—	—	—	—	(102.3)
Issuance of common stock (295,328 shares)	—	—	(4.9)	—	—	—	26.4	—	21.5
Repurchase of common stock (18,315 shares)	—	—	—	—	—	—	(2.7)	—	(2.7)
Stock-based compensation related	—	—	17.1	—	—	—	—	—	17.1
ESOP	—	—	—	—	—	1.1	—	—	1.1
Balance September 28, 2019	$750.0	$442.3	$4,653.3	$6,678.1	$(1,944.9)	$(2.3)	$(2,314.2)	$5.9	$8,268.2
See Notes to (Unaudited) Condensed Consolidated Financial Statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 26, 2020

A.    SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (hereinafter referred to as “generally accepted accounting principles”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations for the interim periods have been included and are of a normal, recurring nature. Operating results for the three and nine months ended September 26, 2020 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes included in Stanley Black & Decker, Inc.’s (the “Company”) Form 10-K for the year ended December 28, 2019, and subsequent related filings with the Securities and Exchange Commission ("SEC").

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

Refer to Note D, Accounts and Notes Receivable, Net, for further discussion.

B.    NEW ACCOUNTING STANDARDS

NEW ACCOUNTING STANDARDS ADOPTED — In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic

350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. The standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The Company adopted this standard in the first quarter of 2020 and it did not have a material impact on its consolidated financial statements.

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

RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED — In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). The new standard reduces the number of accounting models for convertible debt instruments and convertible preferred stock, and amends the guidance for the derivatives scope exception for contracts in an entity's own equity. The standard also amends and makes targeted improvements to the related earnings per share guidance. The ASU is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The standard allows for either modified or full retrospective transition methods. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.

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

In January 2020, the FASB issued ASU 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815). The new standard clarifies the interaction of accounting for the transition into and out of the equity method. The new standard also clarifies the accounting for measuring certain purchased options and forward contracts to acquire investments. The ASU is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company will adopt this guidance in the first quarter of 2021 and does not expect it to have a material impact on its consolidated financial statements.

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
In August 2018, the FASB issued ASU 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20). The standard modifies disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The ASU is effective for fiscal years ending after December 15, 2020. The Company will adopt this guidance in the fourth quarter of 2020 and does not expect it to have a material impact on its consolidated financial statements.

C.    EARNINGS PER SHARE
The following table reconciles net earnings attributable to common shareowners and the weighted-average shares outstanding used to calculate basic and diluted earnings per share for the three and nine months ended September 26, 2020 and September 28, 2019:

	Third Quarter		Year-to-Date
	2020	2019	2020	2019
Numerator (in millions):
Net Earnings Attributable to Common Shareowners	$385.5	$230.5	$752.4	$756.7

Denominator (in thousands):
Basic weighted-average shares outstanding	156,370	148,350	153,345	148,111
Dilutive effect of stock contracts and awards	1,601	2,273	1,414	2,188
Diluted weighted-average shares outstanding	157,971	150,623	154,759	150,299
Earnings per share of common stock:
Basic	$2.47	$1.55	$4.91	$5.11
Diluted	$2.44	$1.53	$4.86	$5.03
The following weighted-average stock options were not included in the computation of weighted-average diluted shares outstanding because the effect would be anti-dilutive (in thousands):

	Third Quarter		Year-to-Date
	2020	2019	2020	2019
Number of stock options	2,059	2,217	2,947	2,273
In November 2019, the Company issued 7,500,000 Equity Units with a total notional value of $750.0 million. Each unit initially consists of 750,000 shares of convertible preferred stock ("Series D Preferred Stock") and forward stock purchase contracts. On and after November 15, 2022, the Series D Preferred Stock may be converted into common stock at the option of the holder. At the election of the Company, upon conversion, the Company may deliver cash, common stock, or a combination thereof. The conversion rate was initially 5.2263 shares of common stock per one share of Series D Preferred Stock, which was equivalent to an initial conversion price of approximately $191.34 per share of common stock. As of September 26, 2020, due to customary anti-dilution provisions, the conversion rate was 5.2266, equivalent to a conversion price of approximately $191.33 per share of common stock. The Series D Preferred Stock is excluded from the denominator of the diluted earnings per share calculation on the basis that the convertible preferred stock will be settled in cash except to the extent that the conversion value of the convertible preferred stock exceeds its liquidation preference. Therefore, before any redemption or conversion, the common shares that would be required to settle the applicable conversion value in excess of the liquidation preference, if the Company elects to settle such excess in common shares, are included in the denominator of diluted earnings per share in periods in which they are dilutive. The shares related to the Series D Preferred Stock were anti-dilutive during the first nine months of 2020.
In May 2017, the Company issued 7,500,000 Equity Units with a total notional value of $750.0 million. Each unit initially consisted of 750,000 shares of convertible preferred stock ("Series C Preferred Stock") and forward stock purchase contracts. In May 2020, the Company successfully remarketed the Series C Preferred Stock, as described more fully in Note J, Equity Arrangements. The remarketing generated cash proceeds of $750.0 million which were applied to settle the holders' stock purchase contract obligations, resulting in the Company issuing 5,463,750 common shares. Holders of the remarketed Series C Preferred Stock are entitled to receive cumulative dividends, if declared by the Board of Directors, at an initial fixed rate equal to 5.0% per annum of the $1,000 per share liquidation preference (equivalent to $50.00 per annum per share). In addition, holders have the option to convert the Series C Preferred Stock into common stock. At the election of the Company, upon conversion, the Company may deliver cash, common stock, or a combination thereof. In connection with the remarketing described above, the conversion rate was reset to 6.7352 shares of the Company's common stock per one share of Series C Preferred Stock, which was equivalent to a conversion price of approximately $148.47 per share of common stock. As of September 26, 2020, due to customary anti-dilution provisions, the conversion rate was 6.7460, equivalent to a conversion price of approximately $148.23 per share of common stock. The Series C Preferred Stock is excluded from the denominator of the diluted earnings per share calculation on the basis that the convertible preferred stock will be settled in cash except to the extent that the conversion value of the convertible preferred stock exceeds its liquidation preference. Therefore, before any redemption or conversion, the common shares that would be required to settle the applicable conversion value in excess of the liquidation preference, if the Company elects to settle such excess in common shares, are included in the denominator of diluted earnings per share in periods in which they are dilutive. The shares related to the Series C Preferred Stock were anti-dilutive during certain months in 2020 and the first nine months of 2019.

Refer to Note J, Equity Arrangements, for further discussion of the above transactions.

D.    ACCOUNTS AND NOTES RECEIVABLE, NET

(Millions of Dollars)	September 26, 2020	December 28, 2019
Trade accounts receivable	$1,599.0	$1,284.0
Trade notes receivable	150.1	156.7
Other accounts receivable	152.4	126.3
Gross accounts and notes receivable	$1,901.5	$1,567.0
Allowance for credit losses	(137.3)	(112.4)
Accounts and notes receivable, net	$1,764.2	$1,454.6
Long-term receivables, net	$135.9	$146.1
Trade receivables are dispersed among a large number of retailers, distributors and industrial accounts in many countries. Adequate reserves have been established to cover expected credit losses. Long-term receivables, net, of $135.9 million and $146.1 million at September 26, 2020 and December 28, 2019, respectively, are reported within Other assets in the Condensed Consolidated Balance Sheets. The Company's financing receivables are predominantly related to certain security equipment sales-type leases with commercial businesses. As of September 26, 2020, the current portion of financing receivables within Trade notes receivable approximated $77.7 million. Generally, the Company retains legal title to any equipment under lease and holds the right to repossess such equipment in an event of default. All financing receivables are interest-bearing and the Company has not classified any financing receivables as held-for-sale. Interest income earned from financing receivables that are not delinquent is recorded on the effective interest method.

The changes in the allowance for credit losses for the three and nine months ended September 26, 2020 are as follows:

(Millions of Dollars)	Balance June 27, 2020	Cumulative Effect Adjustment (a)	Charged To Costs and Expenses	Charged To Other Accounts (b)	Deductions (c)	Balance September 26, 2020
Accounts receivable	$122.9	$—	$7.6	$2.3	$(9.4)	$123.4
Notes receivable	$13.6	$—	$—	$0.3	$—	$13.9
Total	$136.5	$—	$7.6	$2.6	$(9.4)	$137.3

(Millions of Dollars)	Balance December 28, 2019	Cumulative Effect Adjustment (a)	Charged To Costs and Expenses	Charged To Other Accounts (b)	Deductions (c)	Balance September 26, 2020
Accounts receivable	$99.3	$2.9	$37.3	$(0.5)	$(15.6)	$123.4
Notes receivable	$13.1	$0.9	$—	$0.2	$(0.3)	$13.9
Total	$112.4	$3.8	$37.3	$(0.3)	$(15.9)	$137.3
(a) Represents the cumulative-effect adjustment to opening retained earnings due to the adoption of ASU 2016-13. Refer to Note B, New Accounting Standards, for further discussion.
(b) Amounts represent the impacts of foreign currency translation, acquisitions and net transfers to/from other accounts.
(c) Amounts represent charge-offs less recoveries of accounts previously charged-off.

The following is a summary of the expected timing of receipt of payments from customers on an undiscounted basis as of September 26, 2020 relating to the Company’s lease receivables:

(Millions of Dollars)	Total	Within 1 Year	2 Years	3 Years	4 Years	5 Years	Thereafter
Financing receivables	$202.0	$77.7	$55.6	$37.2	$20.1	$9.9	$1.5
Operating leases	$41.4	$39.6	$1.2	$0.5	$0.1	$—	$—

The following is a summary of lease revenue and sales-type lease profit for the three and nine months ended September 26, 2020 and September 28, 2019:

	Third Quarter		Year-to-Date
(Millions of Dollars)	2020	2019	2020	2019
Sales-type lease revenue	$28.2	$20.8	$82.0	$62.3
Lease interest revenue	3.3	2.7	9.4	9.2
Operating lease revenue	30.4	42.3	101.9	116.2
Total lease revenue	$61.9	$65.8	$193.3	$187.7
Sales-type lease profit	$11.2	$8.2	$32.6	$24.7

The Company has an accounts receivable sale program. According to the terms, the Company sells certain of its trade accounts receivables at fair value to a wholly owned, consolidated, bankruptcy-remote special purpose subsidiary (“BRS"). The BRS, in turn, can sell such receivables to a third-party financial institution (“Purchaser”) for cash. The Purchaser’s maximum cash investment in the receivables at any time is $110.0 million. The purpose of the program is to provide liquidity to the Company. These transfers qualify as sales under ASC 860, Transfers and Servicing, and receivables are derecognized from the Company’s consolidated balance sheet when the BRS sells those receivables to the Purchaser. The Company has no retained interests in the transferred receivables, other than collection and administrative responsibilities. At September 26, 2020, the Company did not record a servicing asset or liability related to its retained responsibility based on its assessment of the servicing fee, market values for similar transactions and its cost of servicing the receivables sold.

At September 26, 2020 and December 28, 2019, approximately $43.7 million and $100.0 million of net receivables were derecognized, respectively. For the three and nine months ended September 26, 2020, proceeds from transfers of receivables to the Purchaser totaled $49.8 million and $127.8 million, respectively, and payments to the Purchaser during these periods totaled $31.7 million and $184.1 million, respectively. For the three and nine months ended September 28, 2019, proceeds from transfers of receivables to the Purchaser totaled $107.2 million and $329.7 million, respectively, and payments to the Purchaser totaled $113.1 million and $356.7 million, respectively. The program resulted in a pre-tax loss of $0.3 million and $1.3 million for the three and nine months ended September 26, 2020, respectively, which included service fees of $0.1 million and $0.4 million, respectively. The program resulted in a pre-tax loss of $0.8 million and $2.8 million for the three and nine months ended September 28, 2019, respectively, which included service fees of $0.2 million and $0.7 million, respectively. All cash flows under the program are reported as a component of changes in working capital within operating activities in the Condensed Consolidated Statements of Cash Flows since all the cash from the Purchaser is received upon the initial sale of the receivable.

As of September 26, 2020 and December 28, 2019, the Company's deferred revenue totaled $198.2 million and $209.8 million, respectively, of which $101.8 million and $108.9 million, respectively, was classified as current within Accrued expenses in the Condensed Consolidated Balance Sheets. Revenue recognized for the nine months ended September 26, 2020 and September 28, 2019 that was previously deferred as of December 28, 2019 and December 29, 2018 totaled $90.8 million and $81.2 million, respectively.

As of September 26, 2020, approximately $1.112 billion of revenue from long-term contracts primarily in the Security segment was unearned related to customer contracts which were not completely fulfilled and will be recognized on a decelerating basis over the next five years. This amount excludes any of the Company's contracts with an original expected duration of one year or less.

E.    INVENTORIES
The components of Inventories, net at September 26, 2020 and December 28, 2019 are as follows:

(Millions of Dollars)	September 26, 2020	December 28, 2019
Finished products	$2,015.5	$1,526.0
Work in process	221.2	162.0
Raw materials	638.0	567.0
Total	$2,874.7	$2,255.0
As part of the CAM acquisition in the first quarter of 2020, the Company acquired net inventory with an estimated fair value of $126.9 million. Refer to Note F, Acquisitions and Investments, for further discussion of the CAM acquisition.

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
The CAM acquisition is being accounted for as a business combination using the acquisition method of accounting, which requires, among other things, certain assets acquired and liabilities assumed to be recognized at their fair values as of the acquisition date. The following table summarizes the estimated acquisition date value of identifiable net assets acquired and liabilities assumed:

(Millions of Dollars)
Cash and cash equivalents	$35.9
Accounts receivable, net	48.6
Inventories, net	126.9
Prepaid expenses and other assets	2.6
Property, plant and equipment	127.3
Trade names	25.0
Customer relationships	565.0
Accounts payable	(25.9)
Accrued expenses	(26.5)
Deferred taxes	(18.0)
Other liabilities	(0.6)
Total identifiable net assets	$860.3
Goodwill	631.5
Contingent consideration	(155.3)
Total consideration paid	$1,336.5
The weighted-average useful life assigned to the intangible assets is 20 years.
Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the expected cost synergies of the combined business and assembled workforce. It is estimated that $620.6 million of goodwill will be deductible for tax purposes.
The acquisition accounting for CAM is preliminary in certain respects. During the measurement period, the Company expects to record adjustments relating to working capital accounts, opening balance sheet contingencies, and income tax matters, amongst others.
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

ACTUAL AND PRO-FORMA IMPACT OF THE ACQUISITIONS

Actual Impact from Acquisition

The net sales and net loss from the 2020 acquisition included in the Company's Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 26, 2020 are shown in the table below. The net loss includes amortization expense relating to intangible assets recorded upon acquisition, inventory step-up charges, transaction costs, and other integration-related costs.

(Millions of Dollars)	Third Quarter 2020	Year-to-Date 2020
Net sales	$64.5	$162.9
Net loss attributable to common shareowners	$(18.4)	$(69.8)
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

	Third Quarter		Year-to-Date
(Millions of Dollars, except per share amounts)	2020	2019	2020	2019
Net sales	$3,850.2	$3,725.6	$10,173.0	$11,083.0
Net earnings attributable to common shareowners	$392.3	$226.8	$791.5	$731.7
Diluted earnings per share	$2.48	$1.51	$5.11	$4.87

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

2019 Pro-forma Results

The 2019 pro-forma results were calculated by combining the results of Stanley Black & Decker with the stand-alone results of the 2019 and 2020 acquisitions for their respective pre-acquisition periods. Accordingly, the following adjustments were made:

•Elimination of the historical pre-acquisition intangible asset amortization expense and the addition of intangible asset amortization expense related to intangibles valued as part of the acquisition accounting that would have been incurred from December 30, 2018 to the acquisition dates for the 2019 acquisitions and from December 30, 2018 to September 28, 2019 for the 2020 acquisition.

•Additional depreciation expense for the property, plant, and equipment fair value adjustments that would have been incurred from December 30, 2018 to the acquisition date of IES Attachments and from December 30, 2018 to September 28, 2019 for CAM.

•Additional expense for acquisition-related costs and inventory step-up charges relating to the 2020 acquisition, as such expenses would have been incurred from December 30, 2018 to September 28, 2019.

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

G.    GOODWILL
Changes in the carrying amount of goodwill by segment are as follows:

(Millions of Dollars)	Tools & Storage	Industrial	Security	Total
Balance December 28, 2019	$5,161.8	$1,995.5	$2,080.2	$9,237.5
Acquisitions	0.1	634.0	0.1	634.2
Foreign currency translation	(5.4)	9.2	11.5	15.3
Balance September 26, 2020	$5,156.5	$2,638.7	$2,091.8	$9,887.0
The goodwill amount for the CAM acquisition is subject to change based upon the allocation of the consideration transferred to the assets acquired and liabilities assumed. Refer to Note F, Acquisitions and Investments, for further discussion.

H.    LONG-TERM DEBT AND FINANCING ARRANGEMENTS

Long-term debt and financing arrangements at September 26, 2020 and December 28, 2019 are as follows:

		September 26, 2020						December 28, 2019
(Millions of Dollars)	Interest Rate	Original Notional	Unamortized Discount	Unamortized Gain/(Loss) Terminated Swaps [1]	Purchase Accounting FV Adjustment	Deferred Financing Fees	Carrying Value	Carrying Value
Notes payable due 2021	3.40%	$400.0	$—	$4.1		$(0.4)	$403.7	$406.0
Notes payable due 2022	2.90%	754.3	(0.1)	—	—	(1.3)	752.9	752.3
Notes payable due 2026	3.40%	500.0	(0.6)	—	—	(2.5)	496.9	496.5
Notes payable due 2028	7.05%	150.0	—	8.5	8.2	—	166.7	168.3
Notes payable due 2028	4.25%	500.0	(0.3)	—	—	(3.6)	496.1	495.8
Notes payable due 2030	2.30%	750.0	(2.3)	—	—	(5.0)	742.7	—
Notes payable due 2040	5.20%	400.0	(0.2)	(29.4)	—	(2.7)	367.7	366.5
Notes payable due 2048	4.85%	500.0	(0.5)	—	—	(5.2)	494.3	494.1
Notes payable due 2060 (junior subordinated)	4.00%	750.0	—	—	—	(9.4)	740.6	—
Total long-term debt, including current maturities		$4,704.3	$(4.0)	$(16.8)	$8.2	$(30.1)	$4,661.6	$3,179.5
Less: Current maturities of long-term debt							(3.1)	(3.1)
Long-term debt							$4,658.5	$3,176.4
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

The Company has a $3.0 billion commercial paper program which includes Euro denominated borrowings in addition to U.S. Dollars. As of September 26, 2020, the Company had no borrowings outstanding. As of December 28, 2019, the Company had $335.5 million of borrowings outstanding representing Euro denominated commercial paper, which was designated as a net investment hedge. Refer to Note I, Financial Instruments, for further discussion.

The Company has a five-year $2.0 billion committed credit facility (the “5-Year Credit Agreement”). Borrowings under the 5-Year Credit Agreement may be made in U.S. Dollars, Euros or Pounds Sterling. A sub-limit amount of $653.3 million is designated for swing line advances which may be drawn in Euros pursuant to the terms of the 5-Year Credit Agreement. Borrowings bear interest at a floating rate plus an applicable margin dependent upon the denomination of the borrowing and specific terms of the 5-Year Credit Agreement. The Company must repay all advances under the 5-Year Credit Agreement by the earlier of September 12, 2023 or upon termination. The 5-Year Credit Agreement is designated to be a liquidity back-stop for the Company's $3.0 billion U.S. Dollar and Euro commercial paper program. As of September 26, 2020, and December 28, 2019, the Company had not drawn on its five-year committed credit facility.

In September 2020, the Company terminated its 364-Day $1.0 billion committed credit facility and concurrently executed a new 364-Day $1.0 billion committed credit facility (the "364-Day Credit Agreement"). Borrowings under the 364-Day Credit Agreement may be made in U.S. Dollars or Euros and bear interest at a floating rate plus an applicable margin dependent upon the denomination of the borrowing and pursuant to the terms of the 364-Day Credit Agreement. The Company must repay all advances under the 364-Day Credit Agreement by the earlier of September 8, 2021 or upon termination. The Company may, however, convert all advances outstanding upon termination into a term loan that shall be repaid in full no later than the first anniversary of the termination date provided that the Company, among other things, pays a fee to the administrative agent for the account of each lender. The 364-Day Credit Agreement serves as part of the liquidity back-stop for the Company’s $3.0 billion U.S. Dollar and Euro commercial paper program. As of September 26, 2020, and December 28, 2019, the Company had not drawn on its 364-Day committed credit facility.

The Company has an interest coverage covenant that must be maintained to permit continued access to its committed credit facilities described above. The interest coverage ratio tested for covenant compliance compares adjusted Earnings Before Interest, Taxes, Depreciation and Amortization to adjusted Interest Expense ("adjusted EBITDA"/"adjusted Interest Expense"). In April 2020, the Company entered into an amendment to its 5-Year Credit Agreement to: (a) amend the definition of Adjusted EBITDA to allow for additional adjustment addbacks, which primarily relate to anticipated incremental charges related to the COVID-19 pandemic, for amounts incurred beginning in the second quarter of 2020 through the second quarter of 2021, and (b) lower the minimum interest coverage ratio from 3.5 to 2.5 times for the period from and including the second quarter of 2020 through the end of fiscal year 2021. These amendments are also applicable to the new 364-Day Credit Agreement described above.

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

A summary of the fair values of the Company’s derivatives recorded in the Condensed Consolidated Balance Sheets at September 26, 2020 and December 28, 2019 is as follows:

(Millions of Dollars)	Balance Sheet Classification	September 26, 2020	December 28, 2019	Balance Sheet Classification	September 26, 2020	December 28, 2019
Derivatives designated as hedging instruments:
Interest Rate Contracts Cash Flow	LT other assets	$—	$—	LT other liabilities	$112.1	$40.5
Foreign Exchange Contracts Cash Flow	Other current assets	3.0	7.0	Accrued expenses	3.3	7.8
Net Investment Hedge	Other current assets	6.0	18.6	Accrued expenses	25.2	8.5
	LT other assets	—	—	LT other liabilities	3.9	2.6
Non-derivative designated as hedging instrument:
Net Investment Hedge		—	—	Short-term borrowings	—	335.5
Total designated as hedging		$9.0	$25.6		$144.5	$394.9
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other current assets	$9.3	$3.7	Accrued expenses	$5.5	$6.1
Total		$18.3	$29.3		$150.0	$401.0
The counterparties to all of the above mentioned financial instruments are major international financial institutions. The Company is exposed to credit risk for net exchanges under these agreements, but not for the notional amounts. The credit risk is limited to the asset amounts noted above. The Company limits its exposure and concentration of risk by contracting with diverse financial institutions and does not anticipate non-performance by any of its counterparties. Further, as more fully discussed in Note M, Fair Value Measurements, the Company considers non-performance risk of its counterparties at each reporting period and adjusts the carrying value of these assets accordingly. The risk of default is considered remote. As of September 26, 2020 and December 28, 2019, there were no assets that had been posted as collateral related to the above mentioned financial instruments.

During the nine months ended September 26, 2020 and September 28, 2019, cash flows related to derivatives, including those that are separately discussed below, resulted in net cash received of $33.7 million and $62.3 million, respectively.

CASH FLOW HEDGES

There were after-tax mark-to-market losses of $115.3 million and $54.2 million as of September 26, 2020 and December 28, 2019, respectively, reported for cash flow hedge effectiveness in Accumulated other comprehensive loss. An after-tax loss of $9.7 million is expected to be reclassified to earnings as the hedged transactions occur or as amounts are amortized within the next twelve months. The ultimate amount recognized will vary based on fluctuations of the hedged currencies and interest rates through the maturity dates.

The tables below detail pre-tax amounts of derivatives designated as cash flow hedges in Accumulated other comprehensive loss during the periods in which the underlying hedged transactions affected earnings for the three and nine months ended September 26, 2020 and September 28, 2019:

	Third Quarter 2020
(Millions of dollars)	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Recognized in Income on Amounts Excluded from Effectiveness Testing
Interest Rate Contracts	$1.9	Interest expense	$(4.3)	$—
Foreign Exchange Contracts	$(5.3)	Cost of sales	$5.9	$—

	Year-to-Date 2020
(Millions of Dollars)	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Recognized in Income on Amounts Excluded from Effectiveness Testing
Interest Rate Contracts	$(92.1)	Interest expense	$(13.5)	$—
Foreign Exchange Contracts	$10.1	Cost of sales	$12.5	$—

	Third Quarter 2019
(Millions of dollars)	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Recognized in Income on Amounts Excluded from Effectiveness Testing
Interest Rate Contracts	$(31.3)	Interest expense	$(4.1)	$—
Foreign Exchange Contracts	$16.6	Cost of sales	$5.8	$—

	Year-to-Date 2019
(Millions of Dollars)	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Recognized in Income on Amounts Excluded from Effectiveness Testing
Interest Rate Contracts	$(59.7)	Interest expense	$(12.2)	$—
Foreign Exchange Contracts	$21.1	Cost of sales	$8.3	$—

A summary of the pre-tax effect of cash flow hedge accounting on the Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 26, 2020 and September 28, 2019 is as follows:

	Third Quarter 2020		Year-to-Date 2020
(Millions of Dollars)	Cost of Sales	Interest Expense	Cost of Sales	Interest Expense
Total amount in the Consolidated Statements of Operations and Comprehensive Income in which the effects of the cash flow hedges are recorded	$2,473.9	$52.7	$6,714.9	$169.7
Gain (loss) on cash flow hedging relationships:
Foreign Exchange Contracts:
Hedged Items	$(5.9)	$—	$(12.5)	$—
Gain (loss) reclassified from OCI into Income	$5.9	$—	$12.5	$—
Interest Rate Swap Agreements:
Gain (loss) reclassified from OCI into Income [1]	$—	$(4.3)	$—	$(13.5)

	Third Quarter 2019		Year-to-Date 2019
(Millions of Dollars)	Cost of Sales	Interest Expense	Cost of Sales	Interest Expense
Total amount in the Consolidated Statements of Operations and Comprehensive Income in which the effects of the cash flow hedges are recorded	$2,393.6	$72.4	$7,083.1	$219.2
Gain (loss) on cash flow hedging relationships:
Foreign Exchange Contracts:
Hedged Items	$(5.8)	$—	$(8.3)	$—
Gain (loss) reclassified from OCI into Income	$5.8	$—	$8.3	$—
Interest Rate Swap Agreements:
Gain (loss) reclassified from OCI into Income [1]	$—	$(4.1)	$—	$(12.2)
1 Inclusive of the gain/loss amortization on terminated derivative financial instruments.

An after-tax gain of $1.1 million and $1.0 million was reclassified from Accumulated other comprehensive loss into earnings (inclusive of the gain/loss amortization on terminated derivative instruments) for the three months ended September 26, 2020 and September 28, 2019, respectively. An after-tax loss of $0.6 million and $2.2 million was reclassified from Accumulated other comprehensive loss into earnings (inclusive of the gain/loss amortization on terminated derivative instruments) for the nine months ended September 26, 2020 and September 28, 2019, respectively, during the periods in which the underlying hedged transactions affected earnings.

Interest Rate Contracts: The Company enters into interest rate swap agreements in order to obtain the lowest cost source of funds within a targeted range of variable to fixed-debt proportions. During the first quarter of 2020, the Company entered into forward starting interest rate swaps totaling $1.0 billion to offset the expected variability on future interest rate payments associated with debt instruments expected to be issued in the future. These swaps were terminated during the first quarter of 2020 resulting in a loss of $20.5 million, which was recorded in Accumulated other comprehensive loss and is being amortized to earnings as interest expense over future periods. The cash flows stemming from the maturity of such interest rate swaps designated as cash flow hedges are presented within financing activities in the Condensed Consolidated Statements of Cash Flows. As of September 26, 2020 and December 28, 2019, the Company had $400.0 million in forward starting swaps designated as cash flow hedges.

Foreign Currency Contracts

Forward Contracts: Through its global businesses, the Company enters into transactions and makes investments denominated in multiple currencies that give rise to foreign currency risk. The Company and its subsidiaries regularly purchase inventory from subsidiaries with functional currencies different than their own, which creates currency-related volatility in the Company’s results of operations. The Company utilizes forward contracts to hedge these forecasted purchases and sales of inventory. Gains and losses reclassified from Accumulated other comprehensive loss are recorded in Cost of sales as the hedged item affects earnings. There are no components excluded from the assessment of effectiveness for these contracts. At September 26, 2020 and December 28, 2019, the notional value of forward currency contracts outstanding was $507.6 million and $518.2 million, respectively, maturing on various dates through 2021.

In October 2020, the Company executed forward contracts with notional values totaling $125.0 million hedging Euro, Canadian dollar and British Pound sterling exposures.

Purchased Option Contracts: The Company and its subsidiaries have entered into various intercompany transactions whereby the notional values are denominated in currencies other than the functional currencies of the party executing the trade. In order to better match the cash flows of its intercompany obligations with cash flows from operations, the Company enters into purchased option contracts. Gains and losses reclassified from Accumulated other comprehensive loss are recorded in Cost of sales as the hedged item affects earnings. There are no components excluded from the assessment of effectiveness for these contracts. There were no outstanding purchased option contracts as of September 26, 2020 or December 28, 2019.
FAIR VALUE HEDGES

Interest Rate Risk: In an effort to optimize the mix of fixed versus floating rate debt in the Company’s capital structure, the Company enters into interest rate swaps. In prior years, the Company entered into interest rate swaps related to certain of its notes payable which were subsequently terminated. Amortization of the gain/loss on previously terminated swaps is reported as a reduction of interest expense. Prior to termination, the changes in the fair value of the swaps and the offsetting changes in fair value related to the underlying notes were recognized in earnings. As of September 26, 2020 and December 28, 2019, the Company did not have any active fair value interest rate swaps.

A summary of the pre-tax effect of fair value hedge accounting on the Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 26, 2020 and September 28, 2019 is as follows:

(Millions of Dollars)	Third Quarter 2020 Interest Expense	Year-to-Date 2020 Interest Expense
Total amount in the Consolidated Statements of Operations and Comprehensive Income in which the effects of the fair value hedges are recorded	$52.7	$169.7
Amortization of gain on terminated swaps	$(0.8)	$(2.4)

(Millions of Dollars)	Third Quarter 2019 Interest Expense	Year-to-Date 2019 Interest Expense
Total amount in the Consolidated Statements of Operations and Comprehensive Income in which the effects of the fair value hedges are recorded	$72.4	$219.2
Amortization of gain on terminated swaps	$(0.8)	$(6.9)
In February 2019, the Company redeemed all of the outstanding 2053 Junior Subordinated Debentures. As a result, the Company recorded a pre-tax gain of $4.6 million relating to the remaining unamortized gain on swap termination related to this debt.

A summary of the amounts recorded in the Condensed Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges as of September 26, 2020 and December 28, 2019 is as follows:

	September 26, 2020
(Millions of Dollars)	Carrying Amount of Hedged Liability (1)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liability
Current Maturities of Long-Term Debt	$3.1	Terminated Swaps	$3.1
Long-Term Debt	$4,658.5	Terminated Swaps	$(19.8)

	December 28, 2019
(Millions of Dollars)	Carrying Amount of Hedged Liability (1)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liability
Current Maturities of Long-Term Debt	$3.1	Terminated Swaps	$3.1
Long-Term Debt	$3,176.4	Terminated Swaps	$(17.5)
(1) Represents hedged items no longer designated in qualifying fair value hedging relationships.

NET INVESTMENT HEDGES

The Company utilizes net investment hedges to offset the translation adjustment arising from re-measurement of its investment in the assets and liabilities of its foreign subsidiaries. The total after-tax amounts in Accumulated other comprehensive loss were gains of $97.2 million and $97.3 million at September 26, 2020 and December 28, 2019, respectively.

As of September 26, 2020, the Company had cross currency swaps with notional values totaling $832.1 million maturing on various dates through 2023 hedging a portion of its Japanese yen, Euro and Swiss franc denominated net investments. As of December 28, 2019, the Company had cross currency swaps with a notional value totaling $1.1 billion maturing on various dates through 2023 hedging a portion of its Japanese yen, Euro and Swiss franc denominated net investments and Euro denominated commercial paper with a value of $335.5 million maturing in 2020 hedging a portion of its Euro denominated net investments.

Maturing foreign exchange contracts resulted in net cash received of $41.0 million and $15.2 million for the nine months ended September 26, 2020 and September 28, 2019, respectively.

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

The pre-tax gain or loss from fair value changes for the three and nine months ended September 26, 2020 and September 28, 2019 was as follows:

	Third Quarter 2020
(Millions of Dollars)	Total Gain (Loss) Recorded in OCI	Excluded Component Recorded in OCI	Income Statement Classification	Total Gain (Loss) Reclassified from OCI to Income	Excluded Component Amortized from OCI to Income
Forward Contracts	$0.3	$—	Other, net	$—	$—
Cross Currency Swap	$(19.0)	$14.0	Other, net	$4.1	$4.1
Option Contracts	$—	$—	Other, net	$—	$—
Non-derivative designated as Net Investment Hedge	$(13.1)	$—	Other, net	$—	$—

	Year-to-Date 2020
(Millions of Dollars)	Total Gain (Loss) Recorded in OCI	Excluded Component Recorded in OCI	Income Statement Classification	Total Gain (Loss) Reclassified from OCI to Income	Excluded Component Amortized from OCI to Income
Forward Contracts	$0.4	$—	Other, net	$—	$—
Cross Currency Swap	$22.3	$48.9	Other, net	$13.7	$13.7
Option Contracts	$—	$—	Other, net	$—	$—
Non-derivative designated as Net Investment Hedge	$(8.5)	$—	Other, net	$—	$—

	Third Quarter 2019
(Millions of Dollars)	Total Gain (Loss) Recorded in OCI	Excluded Component Recorded in OCI	Income Statement Classification	Total Gain (Loss) Reclassified from OCI to Income	Excluded Component Amortized from OCI to Income
Forward Contracts	$9.2	$1.0	Other, net	$1.1	$1.1
Cross Currency Swap	$35.9	$12.9	Other, net	$7.7	$7.7
Option Contracts	$0.3	$—	Other, net	$—	$—
Non-derivative designated as Net Investment Hedge	$35.2	$—	Other, net	$—	$—

	Year-to-Date 2019
(Millions of Dollars)	Total Gain (Loss) Recorded in OCI	Excluded Component Recorded in OCI	Income Statement Classification	Total Gain (Loss) Reclassified from OCI to Income	Excluded Component Amortized from OCI to Income
Forward Contracts	$15.4	$5.2	Other, net	$3.4	$3.4
Cross Currency Swap	$59.4	$36.9	Other, net	$22.2	$22.2
Option Contracts	$(1.8)	$—	Other, net	$—	$—
Non-derivative designated as Net Investment Hedge	$39.4	$—	Other, net	$—	$—
UNDESIGNATED HEDGES

Foreign Exchange Contracts: Foreign exchange forward contracts are used to reduce risks arising from the change in fair value of certain foreign currency denominated assets and liabilities (such as affiliate loans, payables and receivables). The objective is to minimize the impact of foreign currency fluctuations on operating results. The total notional amount of the forward contracts outstanding at September 26, 2020 was $1.2 billion, maturing on various dates through 2020. The total notional amount of the forward contracts outstanding at December 28, 2019 was $946.8 million, maturing on various dates through 2020. The gain (loss) recorded in income from changes in the fair value related to derivatives not designated as hedging instruments under ASC 815 for the three and nine months ended September 26, 2020 and September 28, 2019 are as follows:

(Millions of Dollars)	Income Statement Classification	Third Quarter 2020	Year-to-Date 2020	Third Quarter 2019	Year-to-Date 2019
Foreign Exchange Contracts	Other, net	$(9.0)	$(2.6)	$2.0	$0.7
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

On and after November 15, 2022, the Series D Preferred Stock may be converted into common stock at the option of the holder. The conversion rate was initially 5.2263 shares of common stock per one share of Series D Preferred Stock, which was equivalent to an initial conversion price of approximately $191.34 per share of common stock. As of September 26, 2020, due to customary anti-dilution provisions, the conversion rate was 5.2266, equivalent to a conversion price of approximately $191.33 per share of common stock. At the election of the Company, upon conversion, the Company may deliver cash, common stock, or a combination thereof.

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

The initial maximum settlement rate of 0.6272 was calculated using an initial reference price of $159.45, equal to the last reported sale price of the Company's common stock on November 7, 2019. As of September 26, 2020, due to the customary anti-dilution provisions, the maximum settlement rate was 0.6272, equivalent to a reference price of $159.44. If the applicable market value of the Company's common stock is less than or equal to the reference price, the settlement rate will be the maximum settlement rate; and if the applicable market value of the Company's common stock is greater than the reference price, the settlement rate will be a number of shares of the Company's common stock equal to $100 divided by the applicable market value. Upon settlement of the 2022 Purchase Contracts, the Company will receive additional cash proceeds of $750 million.

The Company pays the holders of the 2022 Purchase Contracts quarterly payments (“Contract Adjustment Payments”) at a rate of 5.25% per annum, payable quarterly in arrears on February 15, May 15, August 15 and November 15, which commenced on February 15, 2020. The $114.2 million present value of the Contract Adjustment Payments reduced Shareowners’ Equity at inception. As each quarterly Contract Adjustment Payment is made, the related liability is reduced and the difference between the cash payment and the present value will accrete to interest expense, approximately $1.3 million per year over the three-year term. As of September 26, 2020, the present value of the Contract Adjustment Payments was $85.9 million.

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

The capped call transactions have a term of approximately three years and are intended to cover the number of shares issuable upon conversion of the Series D Preferred Stock. Subject to customary anti-dilution adjustments, the capped call has an initial lower strike price of $191.34, which corresponds to the minimum 5.2263 settlement rate of the Series D Preferred Stock, and an upper strike price of $207.29, which is approximately 30% higher than the closing price of the Company's common stock on November 7, 2019. As of September 26, 2020, due to the customary anti-dilution provisions, the capped call transactions was at an adjusted lower strike price of $191.33 and an adjusted upper strike price of $207.27.

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

With respect to the impact on the Company, the capped call transactions and 2019 Equity Units, when taken together, result in the economic equivalent of having the conversion price on the 2019 Equity Units at $207.27, the upper strike price of the capped call as of September 26, 2020.

The Company paid $19.2 million, or an average of $4.90 per option, to enter into capped call transactions on 3.9 million shares of common stock. The $19.2 million premium paid was recorded as a reduction of Shareowners’ Equity. The aggregate fair value of the options at September 26, 2020 was $17.5 million.

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

In May 2020, the Company successfully remarketed the Series C Preferred Stock. In connection with the remarketing, the conversion rate was reset to 6.7352 shares of the Company's common stock, which is equivalent to a conversion price of approximately $148.47 per share. On and after May 15, 2020, the Series C Preferred Stock may be converted into common stock at the option of the holder. At the election of the Company, upon conversion, the Company may deliver cash, common stock, or a combination thereof. As of September 26, 2020 due to customary anti-dilution provisions, the conversion rate was 6.7460, equivalent to a conversion price of approximately $148.23 per share of common stock.

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

On June 9, 2020, the Company amended the 2018 capped call options to align with and offset the potential economic dilution associated with the common shares issuable upon conversion of the remarketed Series C Preferred Stock, as further discussed above. Subsequent to the amendment, the capped call options, subject to anti-dilution, had an initial lower strike price of $148.34 and an upper strike price of $165.00, which was approximately 30% higher than the closing price of the Company's common stock on June 9, 2020. As of September 26, 2020, due to the customary anti-dilution provisions, the capped call transactions had adjusted lower and upper strike prices of $148.23 and $164.88, respectively. The aggregate fair value of the options at September 26, 2020 was $37.9 million.

With respect to the impact on the Company, the capped call transactions and Series C Preferred Stock, when taken together, result in the economic equivalent of having the conversion price on the Series C Preferred Stock at $164.88, the upper strike price of the capped call as of September 26, 2020.

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

K.    ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables summarize the changes in the balances for each component of accumulated other comprehensive loss:

(Millions of Dollars)	Currency translation adjustment and other	Unrealized (losses) gains on cash flow hedges, net of tax	Unrealized gains (losses) on net investment hedges, net of tax	Pension (losses) gains, net of tax	Total
Balance - December 28, 2019	$(1,517.2)	$(54.2)	$97.3	$(410.5)	$(1,884.6)
Other comprehensive (loss) income before reclassifications	(29.2)	(61.7)	(10.5)	3.0	(98.4)
Reclassification adjustments to earnings	—	0.6	10.4	10.9	21.9
Net other comprehensive (loss) income	(29.2)	(61.1)	(0.1)	13.9	(76.5)
Balance - September 26, 2020	$(1,546.4)	$(115.3)	$97.2	$(396.6)	$(1,961.1)

(Millions of Dollars)	Currency translation adjustment and other	Unrealized (losses) gains on cash flow hedges, net of tax	Unrealized gains (losses) on net investment hedges, net of tax	Pension (losses) gains, net of tax	Total
Balance - December 29, 2018	$(1,481.2)	$(26.8)	$63.3	$(369.6)	$(1,814.3)
Other comprehensive (loss) income before reclassifications	(182.4)	(29.9)	83.5	6.6	(122.2)
Reclassification adjustments to earnings	—	2.2	(19.3)	8.7	(8.4)
Net other comprehensive (loss) income	(182.4)	(27.7)	64.2	15.3	(130.6)
Balance - September 28, 2019	$(1,663.6)	$(54.5)	$127.5	$(354.3)	$(1,944.9)

The reclassifications out of Accumulated other comprehensive loss for the nine months ended September 26, 2020 and September 28, 2019 were as follows:

(Millions of Dollars)	2020	2019	Affected line item in Consolidated Statements of Operations And Comprehensive Income
Realized gains on cash flow hedges	$12.5	$8.3	Cost of sales
Realized losses on cash flow hedges	(13.5)	(12.2)	Interest expense
Total before taxes	$(1.0)	$(3.9)
Tax effect	0.4	1.7	Income taxes
Realized losses on cash flow hedges, net of tax	$(0.6)	$(2.2)

Realized (losses) gains on net investment hedges	$(13.7)	$25.6	Other, net
Tax effect	3.3	(6.3)	Income taxes
Realized (losses) gains on net investment hedges, net of tax	$(10.4)	$19.3

Amortization of defined benefit pension items:
Actuarial losses and prior service costs / credits	$(14.5)	$(11.5)	Other, net
Tax effect	3.6	2.8	Income taxes
Amortization of defined benefit pension items, net of tax	$(10.9)	$(8.7)
L.    NET PERIODIC BENEFIT COST — DEFINED BENEFIT PLANS
Following are the components of net periodic pension (benefit) expense for the three and nine months ended September 26, 2020 and September 28, 2019:

	Third Quarter
	Pension Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans		All Plans
(Millions of Dollars)	2020	2019	2020	2019	2020	2019
Service cost	$1.7	$3.1	$4.0	$3.5	$0.2	$0.1
Interest cost	8.8	11.8	5.7	7.4	0.3	0.4
Expected return on plan assets	(14.7)	(15.4)	(10.4)	(11.1)	—	—
Amortization of prior service cost (credit)	0.3	0.2	(0.1)	(0.1)	(0.3)	(0.3)
Amortization of net loss (gain)	2.1	2.0	2.9	2.1	—	(0.1)
Special termination benefit	—	—	—	—	0.1	—
Settlement / curtailment loss (gain)	—	—	0.3	(0.2)	—	—
Net periodic pension (benefit) expense	$(1.8)	$1.7	$2.4	$1.6	$0.3	$0.1

	Year-to-Date
	Pension Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans		All Plans
(Millions of Dollars)	2020	2019	2020	2019	2020	2019
Service cost	$5.1	$9.3	$11.9	$10.9	$0.5	$0.2
Interest cost	26.5	35.3	16.7	22.7	1.1	1.2
Expected return on plan assets	(44.1)	(46.3)	(30.6)	(34.1)	—	—
Amortization of prior service cost (credit)	0.8	0.7	(0.5)	(0.5)	(1.0)	(1.0)
Amortization of net loss (gain)	6.4	6.0	8.6	6.5	0.2	(0.2)
Special termination benefit	—	—	—	—	16.1	—
Settlement / curtailment loss	—	—	0.6	—	—	—
Net periodic pension (benefit) expense	$(5.3)	$5.0	$6.7	$5.5	$16.9	$0.2
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
The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis for each of the hierarchy levels:

(Millions of Dollars)	Total Carrying Value	Level 1	Level 2	Level 3
September 26, 2020
Money market fund	$3.9	$3.9	$—	$—
Derivative assets	$18.3	$—	$18.3	$—
Derivative liabilities	$150.0	$—	$150.0	$—
Contingent consideration liabilities	$342.1	$—	$—	$342.1
December 28, 2019
Money market fund	$1.2	$1.2	$—	$—
Derivative assets	$29.3	$—	$29.3	$—
Derivative liabilities	$65.5	$—	$65.5	$—
Non-derivative hedging instrument	$335.5	$—	$335.5	$—
Contingent consideration liability	$196.1	$—	$—	$196.1
The following table provides information about the Company's financial assets and liabilities not carried at fair value:

	September 26, 2020		December 28, 2019
(Millions of Dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
Other investments	$13.3	$13.9	$14.4	$14.8
Long-term debt, including current portion	$4,661.6	$5,403.3	$3,179.5	$3,601.0
The money market fund and other investments related to the West Coast Loading Corporation ("WCLC") trust are considered Level 1 instruments within the fair value hierarchy. The long-term debt instruments are considered Level 2 instruments and are measured using a discounted cash flow analysis based on the Company’s marginal borrowing rates. The differences between the carrying values and fair values of long-term debt are attributable to the stated interest rates differing from the Company's marginal borrowing rates. The fair values of the Company's variable rate short-term borrowings approximate their carrying values at September 26, 2020 and December 28, 2019. The fair values of the derivative financial instruments in the table above are based on current settlement values.

As part of the CAM acquisition in February 2020, the Company recorded a contingent consideration liability representing the Company’s obligation to make future payments up to $200.0 million to the former option holders of CAM if the Federal Aviation Administration authorizes the Boeing 737 MAX Airplanes to return to service by June 30, 2022 and Boeing achieves certain production levels by various milestone dates no later than June 30, 2022. The estimated fair value of the contingent consideration liability was $155.3 million as of September 26, 2020 and was determined using a discounted cash flow analysis taking into consideration the expected probability and timing of achieving the milestones, and production rate forecasts.

As part of the Craftsman® brand acquisition in March 2017, the Company recorded a contingent consideration liability representing the Company's obligation to make future payments to Transform Holdco, LLC, which operates Sears and Kmart retail locations, of between 2.5% and 3.5% on sales of Craftsman products in new Stanley Black & Decker channels through March 2032. During the nine months ended September 26, 2020, the Company paid approximately $39.0 million, which included a $33.0 million payment in the second quarter of 2020 relating to royalties owed for the first twelve quarters. The Company will continue making future payments quarterly through the second quarter of 2032. The estimated fair value of the contingent consideration liability is determined using a discounted cash flow analysis taking into consideration future sales projections, forecasted payments to Transform Holdco, LLC, based on contractual royalty rates, and the related tax impacts. The estimated fair value of the contingent consideration liability was $186.8 million and $196.1 million as of September 26, 2020 and December 28, 2019, respectively. Adjustments to the contingent consideration liability, with the exception of cash payments, are recorded in SG&A in the Consolidated Statements of Operations and Comprehensive Income. A 100 basis point reduction in the discount rate would result in an increase to the liability of approximately $7.6 million as of September 26, 2020.

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

The Company had no significant non-recurring fair value measurements, nor any other financial assets or liabilities measured using Level 3 inputs, during the first nine months of 2020 or 2019.

Refer to Note I, Financial Instruments, for more details regarding derivative financial instruments, Note R, Contingencies, for more details regarding the other investments related to the WCLC trust, and Note H, Long-Term Debt and Financing Arrangements, for more information regarding the carrying values of the long-term debt.

N.    OTHER COSTS AND EXPENSES
During the first nine months of 2020, the Company recognized a pre-tax charge of approximately $165.0 million related to the previously announced comprehensive cost reduction and efficiency program in response to the impact of the COVID-19 pandemic. The charges were primarily related to costs associated with a voluntary retirement program as well as restructuring costs related to headcount actions, as further discussed in Note O, Restructuring Charges.
Other, net is primarily comprised of intangible asset amortization expense, currency-related gains or losses, environmental remediation expense, acquisition-related transaction and consulting costs, and certain pension gains or losses. During the three and nine months ended September 26, 2020, Other, net included charges of $3.2 million and $41.9 million, respectively, primarily related to acquisition-related transaction costs and a special termination benefit charge associated with the voluntary retirement program. During the three and nine months ended September 28, 2019, Other, net included a $3.5 million net benefit and a $17.1 million charge, respectively, related to acquisition-related transaction costs.

O.    RESTRUCTURING CHARGES
A summary of the restructuring reserve activity from December 28, 2019 to September 26, 2020 is as follows:

(Millions of Dollars)	December 28, 2019	Net Additions	Usage	Currency	September 26, 2020
Severance and related costs	$140.3	$70.3	$(77.4)	$(2.5)	$130.7
Facility closures and asset impairments	7.5	4.3	(10.1)	—	1.7
Total	$147.8	$74.6	$(87.5)	$(2.5)	$132.4
For the three and nine months ended September 26, 2020, the Company recognized net restructuring charges of $42.8 million and $74.6 million, respectively, primarily related to severance costs associated with the Company's previously announced cost reduction program. The majority of the $132.4 million of reserves remaining as of September 26, 2020 is expected to be utilized within the next 12 months.
Segments: The $75 million of net restructuring charges for the nine months ended September 26, 2020 includes: $27 million pertaining to the Tools & Storage segment; $35 million pertaining to the Industrial segment; $11 million pertaining to the Security segment; and $2 million pertaining to Corporate.
The $43 million of net restructuring charges for the three months ended September 26, 2020 includes: $14 million pertaining to the Tools & Storage segment; $25 million pertaining to the Industrial segment; $2 million pertaining to the Security segment; and $2 million pertaining to Corporate.

P.    INCOME TAXES

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act did not have a material impact on the Company's consolidated financial statements in the first nine months of 2020. The Company continues to evaluate the potential impacts the CARES Act may have on its operations and consolidated financial statements in future periods.

The Company recognized income tax expense of $78.4 million and a net tax benefit of $26.0 million for the three and nine months ended September 26, 2020, respectively, resulting in effective tax rates of 16.7% and (3.6)%. Excluding the one-time benefit of $118.8 million recorded in the second quarter of 2020 to reverse a deferred tax liability previously established related to certain unremitted earnings of foreign subsidiaries not permanently reinvested as a result of initiating a supply chain reorganization, and the impacts of the acquisition-related and other charges, the effective tax rates were 17.8% and 16.0% for the three and nine months ended September 26, 2020, respectively. These effective tax rates differ from the U.S. statutory tax rate primarily due to tax on foreign earnings, the re-measurement of uncertain tax position reserves, an intra-entity transfer of certain intellectual property rights, and the tax benefit of equity compensation.

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

The Industrial segment is comprised of the Engineered Fastening and Infrastructure businesses. The Engineered Fastening business primarily sells highly engineered components such as fasteners, fittings and various engineered products, which are designed for specific application across multiple verticals. The product lines include externally threaded fasteners, blind rivets and tools, blind inserts and tools, drawn arc weld studs and systems, engineered plastic and mechanical fasteners, self-piercing riveting systems, precision nut running systems, micro fasteners, high-strength structural fasteners, axel swage, latches, heat shields, pins, and couplings. The Infrastructure business consists of the Attachment Tools and Oil & Gas product lines. Attachment Tools sells hydraulic tools, attachments and accessories. Oil & Gas sells and rents custom pipe handling, joint welding and coating equipment used in the construction of large and small diameter pipelines and provides pipeline inspection services.

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

	Third Quarter		Year-to-Date
(Millions of Dollars)	2020	2019	2020	2019
NET SALES
Tools & Storage	$2,804.1	$2,534.0	$7,072.1	$7,452.3
Industrial	586.6	632.7	1,694.8	1,837.6
Security	459.5	466.4	1,360.1	1,438.1
Total	$3,850.2	$3,633.1	$10,127.0	$10,728.0
SEGMENT PROFIT
Tools & Storage	$597.1	$410.1	$1,177.0	$1,115.9
Industrial	63.8	90.3	136.7	256.4
Security	39.3	33.1	69.4	110.6
Segment profit	700.2	533.5	1,383.1	1,482.9
Corporate overhead	(62.8)	(50.1)	(190.4)	(155.3)
Other, net	(74.3)	(55.0)	(236.1)	(182.6)
Gain on sale of business	—	—	—	17.2
Restructuring charges	(42.8)	(74.0)	(74.6)	(91.2)
Interest expense	(52.7)	(72.4)	(169.7)	(219.2)
Interest income	2.0	12.7	14.6	41.4
Earnings before income taxes and equity interest	$469.6	$294.7	$726.9	$893.2
As described in Note A, Significant Accounting Policies, the Company recognizes revenue at a point in time from the sale of tangible products or over time depending on when the performance obligation is satisfied. For the three and nine months ended September 26, 2020 and September 28, 2019, the majority of the Company’s revenue was recognized at the time of sale. The following table provides the percent of total segment revenue recognized over time for the Industrial and Security segments for the three and nine months ended September 26, 2020 and September 28, 2019:

	Third Quarter		Year-to-Date
	2020	2019	2020	2019
Industrial	8.0%	12.6%	10.0%	10.9%
Security	49.7%	46.9%	49.1%	45.7%
The following table is a further disaggregation of the Industrial segment revenue for the three and nine months ended September 26, 2020 and September 28, 2019:

	Third Quarter		Year-to-Date
(Millions of Dollars)	2020	2019	2020	2019
Engineered Fastening	$436.0	$429.5	$1,212.4	$1,305.7
Infrastructure	150.6	203.2	482.4	531.9
Industrial	$586.6	$632.7	$1,694.8	$1,837.6

The following table is a summary of total assets by segment as of September 26, 2020 and December 28, 2019:

(Millions of Dollars)	September 26, 2020	December 28, 2019
Tools & Storage	$14,334.8	$13,642.4
Industrial	5,616.3	4,207.0
Security	3,416.0	3,448.6
	23,367.1	21,298.0
Corporate	(326.2)	(701.4)
Consolidated	$23,040.9	$20,596.6
Corporate assets primarily consist of cash, deferred taxes, property, plant and equipment, and right-of-use lease assets. Based on the nature of the Company's cash pooling arrangements, the corporate-related cash accounts will be in a net liability position at times.

GEOGRAPHIC AREAS

The following table is a summary of net sales by geographic area for the three and nine months ended September 26, 2020 and September 28, 2019:

	Third Quarter		Year-to-Date
(Millions of Dollars)	2020	2019	2020	2019
United States	$2,336.2	$2,178.0	$6,182.2	$6,286.5
Canada	185.1	158.0	470.8	462.8
Other Americas	168.6	185.6	388.8	534.6
France	148.9	135.0	389.5	441.2
Other Europe	722.3	687.0	1,953.5	2,141.6
Asia	289.1	289.5	742.2	861.3
Consolidated	$3,850.2	$3,633.1	$10,127.0	$10,728.0
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
The Company’s policy is to accrue environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. If no amount in the range of probable loss is considered most likely, the minimum loss in the range is accrued. The amount of liability recorded is based on an evaluation of currently available facts with respect to each individual site and includes such factors as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. The liabilities recorded do not take into account any claims for recoveries from insurance or third parties. As assessments and remediation progress at individual sites, the amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. As of September 26, 2020 and December 28, 2019, the Company had reserves of $180.2 million and $213.8 million, respectively, for remediation activities associated with Company-owned properties, as well as for Superfund sites, for losses that are probable and estimable. Of the 2020 amount, $45.7 million is classified as current and $134.5 million as long-term which is expected to be paid over the estimated remediation period. As of September 26, 2020, the range of environmental remediation costs that is reasonably possible is $114.1 million to $251.5 million which is subject to change in the near term. The Company may be liable for environmental remediation of sites it no longer owns. Liabilities have been recorded on those sites in accordance with the Company's policy.
As of September 26, 2020, the Company has recorded $15.8 million in other assets related to funding received by the Environmental Protection Agency (“EPA”) and placed in a trust in accordance with the final settlement with the EPA, embodied in a Consent Decree approved by the United States District Court for the Central District of California on July 3, 2013. Per the Consent Decree, Emhart Industries, Inc. (a dissolved and liquidated former indirectly wholly-owned subsidiary of The Black & Decker Corporation) (“Emhart”) has agreed to be responsible for an interim remedy at a site located in Rialto, California and formerly operated by West Coast Loading Corporation (“WCLC”), a defunct company for which Emhart was alleged to be liable as a successor. The remedy will be funded by (i) the amounts received from the EPA as gathered from multiple parties, and, to the extent necessary, (ii) Emhart's affiliate. The interim remedy requires the construction of a water treatment facility and the filtering of ground water at or around the site for a period of approximately 30 years or more. As of September 26, 2020, the Company's net cash obligation associated with remediation activities, including WCLC assets, is $164.4 million.
The EPA also asserted claims in federal court in Rhode Island against Black & Decker and Emhart related to environmental contamination found at the Centredale Manor Restoration Project Superfund Site ("Centredale"), located in North Providence, Rhode Island. The EPA discovered a variety of contaminants at the site, including but not limited to, dioxins, polychlorinated biphenyls, and pesticides. The EPA alleged that Black & Decker and Emhart are liable for site clean-up costs under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") as successors to the liability of Metro-Atlantic, Inc., a former operator at the site, and demanded reimbursement of the EPA’s costs related to this site. Black & Decker and Emhart contested the EPA's allegation that they are responsible for the contamination, and asserted contribution claims, counterclaims and cross-claims against a number of other PRPs, including the federal government as well as insurance carriers. The EPA released its Record of Decision ("ROD") in September 2012, which identified and described the EPA's selected remedial alternative for the site. Black & Decker and Emhart contested the EPA's selection of the remedial alternative set forth in the ROD on the grounds that the EPA's actions were arbitrary and capricious and otherwise not in accordance with law, and proposed other equally-protective, more cost-effective alternatives. On June 10, 2014, the EPA issued an Administrative Order under Sec. 106 of CERCLA, instructing Black & Decker and Emhart to perform the remediation of Centredale pursuant to the ROD. Black & Decker and Emhart disputed the factual, legal and scientific bases cited by the EPA for such an administrative order and provided the EPA with numerous good-faith bases for their declination to comply with the administrative order. Black & Decker and Emhart then vigorously litigated the issue of their liability for environmental conditions at the Centredale site, including completing trial on Phase 1 of the proceedings in late July 2015 and completing trial on Phase 2 of the proceedings in April 2017. Following the Phase I trial, the Court found that dioxin contamination at the Centredale site was not "divisible" and that Black & Decker and Emhart were jointly and severally liable for dioxin contamination at the site. Following the Phase 2 trial, the Court found that certain components of the EPA's selected remedy were arbitrary and capricious, and remanded the matter to the EPA while retaining jurisdiction over the ongoing remedy selection and implementation process. The Court also held in Phase 2 that Black & Decker and Emhart had sufficient cause for their declination to comply with the EPA's June 10, 2014 administrative order and that no associated civil penalties or fines were warranted. The United States filed a Motion for Reconsideration concerning the Court's Phase 2 rulings and appealed the ruling to the United States Court of Appeals for the First Circuit. Black & Decker and Emhart's Motion to Dismiss the Appeal was denied without prejudice for consideration with the merits. On July 9, 2018, a Consent Decree was lodged with the United

States District Court documenting the terms of a settlement between the Company and the United States for reimbursement of EPA's past costs and remediation of environmental contamination found at the Centredale site. The terms of the Consent Decree were subject to public comment and Court approval. After a full hearing on March 19, 2019, the Court approved and entered the Consent Decree on April 8, 2019. The settlement resolves outstanding issues relating to Phase 1 and 2 of the litigation with the United States. The Company is complying with the terms of the settlement while several PRPs at the site have appealed the District Court's entry of the Consent Decree to the United States Court of Appeals for the First Circuit. Phase 3 of the litigation is addressing the potential allocation of liability to other PRPs who may have contributed to contamination of the Centredale site with dioxins, polychlorinated biphenyls and other contaminants of concern. Based on the Company's estimated remediation and response cost obligations arising out of the settlement reached with the United States (including the EPA’s past costs as well as costs of additional investigation, remediation, and related costs such as EPA’s oversight costs), the Company has increased its reserve for this site. Accordingly, in 2018, a $77.7 million increase was recorded in Other, net in the Consolidated Statements of Operations. As of September 26, 2020, the Company has reserved $80.2 million for this site.
The Company and approximately 47 other companies comprise the Lower Passaic Cooperating Parties Group (the “CPG”). The CPG members and other companies are parties to a May 2007 Administrative Settlement Agreement and Order on Consent (“AOC”) with the EPA to perform a remedial investigation/feasibility study (“RI/FS”) of the lower seventeen miles of the Lower Passaic River in New Jersey (the “River”). The Company’s potential liability stems from former operations in Newark, New Jersey. As an interim step related to the 2007 AOC, on June 18, 2012, the CPG members voluntarily entered into an AOC with the EPA for remediation actions focused solely at mile 10.9 of the River. The Company’s estimated costs related to the RI/FS and focused remediation action at mile 10.9, based on an interim allocation, are included in its environmental reserves. On April 11, 2014, the EPA issued a Focused Feasibility Study (“FFS”) and proposed plan which addressed various early action remediation alternatives for the lower 8.3 miles of the River. The EPA received public comment on the FFS and proposed plan (including comments from the CPG and other entities asserting that the FFS and proposed plan do not comply with CERCLA) which public comment period ended on August 20, 2014. The CPG submitted to the EPA a draft RI report in February 2015 and draft FS report in April 2015 for the entire lower seventeen miles of the River. On March 4, 2016, the EPA issued a Record of Decision selecting the remedy for the lower 8.3 miles of the River. The cleanup plan adopted by the EPA is now considered a final action for the lower 8.3 miles of the River and will include the removal of 3.5 million cubic yards of sediment, placement of a cap over the entire lower 8.3 miles of the River, and, according to the EPA, will cost approximately $1.4 billion and take 6 years to implement after the remedial design is completed. The Company and 105 other parties received a letter dated March 31, 2016 from the EPA notifying such parties of potential liability for the costs of the cleanup of the lower 8.3 miles of the River and a letter dated March 30, 2017 stating that the EPA had offered 20 of the parties (not including the Company) an early cash out settlement. In a letter dated May 17, 2017, the EPA stated that these 20 parties did not discharge any of the eight hazardous substances identified as the contaminants of concern in the lower 8.3 mile ROD. In the March 30, 2017 letter, the EPA stated that other parties who did not discharge dioxins, furans or polychlorinated biphenyls (which are considered the contaminants of concern posing the greatest risk to human health or the environment) may also be eligible for cash out settlement, but expects those parties' allocation to be determined through a complex settlement analysis using a third-party allocator. The EPA subsequently clarified this statement to say that such parties would be eligible to be "funding parties" for the lower 8.3 mile remedial action with each party's share of the costs determined by the EPA based on the allocation process and the remaining parties would be "work parties" for the remedial action. The Company currently is participating in the allocation process that is expected to be completed in late 2020. The Company asserts that it did not discharge dioxins, furans or polychlorinated biphenyls and should be eligible to be a "funding party" for the lower 8.3 mile remedial action. On September 30, 2016, Occidental Chemical Corporation ("OCC") entered into an agreement with the EPA to perform the remedial design for the cleanup plan for the lower 8.3 miles of the River. The remedial design is expected to be substantially completed in May 2021. On June 30, 2018, OCC filed a complaint in the United States District Court for the District of New Jersey against over 100 companies, including the Company, seeking CERCLA cost recovery or contribution for past costs relating to various investigations and cleanups OCC has conducted or is conducting in connection with the River. According to the complaint, OCC has incurred or is incurring costs which include the estimated cost ($165 million) to complete the remedial design for the cleanup plan for the lower 8.3 miles of the River. OCC also seeks a declaratory judgment to hold the defendants liable for their proper shares of future response costs for OCC's ongoing activities in connection with the River. The Company and other defendants have answered the complaint and currently are engaged in discovery with OCC. On October 10, 2018, the EPA issued a letter directing the CPG to prepare a streamlined feasibility study for the upper 9 miles of the River based on an iterative approach using adaptive management strategies. The CPG submitted a revised draft Interim Remedy Feasibility Study to EPA on September 30, 2020, which identifies various targeted dredge and cap alternatives with costs that range from $420 million to $468 million (net present value). The EPA announced that it intends to issue the Interim Remedy ROD in the Winter of 2020/2021. At this time, the Company cannot reasonably estimate its liability related to the litigation and remediation efforts, excluding the RI/FS and remediation actions at mile 10.9, as the RI/FS is ongoing, the ultimate remedial approach and associated cost for the upper portion of the River has not yet been determined, and the parties that will participate in funding the remediation and their respective allocations are not yet known.

Per the terms of a Final Order and Judgment approved by the United States District Court for the Middle District of Florida on January 22, 1991, Emhart is responsible for a percentage of remedial costs arising out of the Kerr McGee Chemical Corporation Superfund Site located in Jacksonville, Florida. On March 15, 2017, the Company received formal notification from the EPA that the EPA had issued a ROD selecting the preferred alternative identified in the Proposed Cleanup Plan. As of September 26, 2020, the Company has reserved $24.7 million for this site.
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

S.    COMMITMENTS AND GUARANTEES

COMMITMENTS — The Company has numerous assets, predominantly real estate, vehicles and equipment, under various lease arrangements. At inception of arrangements with vendors, the Company determines whether the contract is or contains a lease based on each party’s rights and obligations under the arrangement. If the lease arrangement also contains non-lease components, the lease and non-lease elements are separately accounted for in accordance with the appropriate accounting guidance for each item. From time to time, lease arrangements allow for, and the Company executes, the purchase of the underlying leased asset. Lease arrangements may also contain renewal options or early termination options. As part of its lease liability and right-of-use asset calculation, consideration is given to the likelihood of exercising any extension or termination options. The present value of the Company’s lease liability was calculated using a weighted-average incremental borrowing rate of approximately 3.6%. The Company determined its incremental borrowing rate based on interest rates from its debt issuances and taking into consideration adjustments for collateral, lease terms and foreign currency. As a result of acquiring right-of-use assets from new leases entered into during the nine months ended September 26, 2020, the Company's lease liability increased approximately $83.6 million. As of September 26, 2020, the Company recognized a lease liability of approximately $526.4 million and right-of-use asset of approximately $525.8 million. The right-of-use asset is included within Other assets in the Condensed Consolidated Balance Sheets, while the lease liability is included within Accrued expenses and Other liabilities, as appropriate. Leases with expected durations of less than 12 months from inception (i.e. short-term leases) were excluded from the Company’s calculation of its lease liability and right-of-use asset, as permitted by ASC 842, Leases.

The Company is a party to leases for one of its major distribution centers and two of its office buildings in which the periodic rental payments vary based on interest rates (i.e. LIBOR). The leases qualify as operating leases for accounting purposes.

The following is a summary of the Company's total lease cost for the three and nine months ended September 26, 2020 and September 28, 2019:

	Third Quarter		Year-to-Date
(Millions of Dollars)	2020	2019	2020	2019
Operating lease cost	$38.8	$37.7	$113.7	$114.0
Short-term lease cost	6.2	6.8	19.0	20.2
Variable lease cost	1.6	2.1	5.4	6.4
Sublease income	(0.3)	(0.6)	(0.7)	(2.1)
Total lease cost	$46.3	$46.0	$137.4	$138.5
During the three and nine months ended September 26, 2020, the Company paid approximately $37.1 million and $116.1 million, respectively, relating to leases included in the measurement of its lease liability and right-of-use asset. During the three and nine months ended September 28, 2019, the Company paid approximately $36.8 million and $111.6 million, respectively, relating to leases included in the measurement of its lease liability and right-of-use asset. As of September 26, 2020, the weighted-average remaining term for the Company's leases is approximately 7 years.

The following is a summary of the Company's future lease obligations on an undiscounted basis at September 26, 2020:

(Millions of Dollars)	Total	2020	2021	2022	2023	2024	Thereafter
Lease obligations	$595.5	$37.5	$131.9	$100.4	$73.3	$62.1	$190.3

GUARANTEES — The Company’s financial guarantees at September 26, 2020 are as follows:

(Millions of Dollars)	Term	Maximum Potential Payment	Carrying Amount of Liability
Guarantees on the residual values of leased assets	One to four years	$100.6	$—
Standby letters of credit	Up to three years	162.3	—
Commercial customer financing arrangements	Up to six years	64.7	7.4
Total		$327.6	$7.4
The Company has guaranteed a portion of the residual values of certain leased assets including the previously discussed leases for one of its major distribution centers and two of its office buildings. The lease guarantees are for an amount up to $100.6 million while the fair value of the underlying assets is estimated at $123.9 million. The related assets would be available to satisfy the guarantee obligations and therefore it is unlikely the Company will incur any future loss associated with these guarantees.

The Company has issued $162.3 million in standby letters of credit that guarantee future payments which may be required under certain insurance programs and in relation to certain environmental remediation activities described more fully in Note R, Contingencies.

The Company provides various limited and full recourse guarantees to financial institutions that provide financing to U.S. and Canadian Mac Tool distributors and franchisees for their initial purchase of the inventory and trucks necessary to function as a distributor and franchisee. In addition, the Company provides limited and full recourse guarantees to financial institutions that extend credit to certain end retail customers of its U.S. Mac Tool distributors and franchisees. The gross amount guaranteed in these arrangements is $64.7 million and the $7.4 million carrying value of the guarantees issued is recorded in Other liabilities in the Condensed Consolidated Balance Sheets.

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

The changes in the carrying amount of product warranties for the nine months ended September 26, 2020 and September 28, 2019 are as follows:

(Millions of Dollars)	2020	2019
Balance beginning of period	$100.1	$102.1
Warranties and guarantees issued	94.1	92.7
Warranty payments and currency	(84.5)	(97.7)
Balance end of period	$109.7	$97.1

T.    DIVESTITURES

On May 30, 2019, the Company sold its Sargent & Greenleaf mechanical locks business within the Security segment, which resulted in net proceeds of $79.0 million and a pre-tax gain of $17.2 million in the second quarter of 2019. This divestiture did not qualify as a discontinued operation and is included in the Company's Consolidated Statements of Operations and Comprehensive Income through the date of sale in 2019. Pre-tax income for this business totaled $4.6 million during the nine months ended September 28, 2019.

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

To respond to the current environment, the Company is proceeding with its previously announced comprehensive cost reduction and efficiency program, which is expected to deliver $500 million of savings in 2020 and net approximately $125 million in 2021. Cost actions executed under the program include headcount reductions, furloughs, reduced employee work schedules, a voluntary retirement program, and footprint rationalizations. The Company has realized pre-tax savings of approximately $350 million through the third quarter of 2020. Given the risks and uncertainties regarding the global economic outlook, the Company has taken steps to make some of the furloughs and reduced work weeks permanent while the remaining others were returned to full-time status as of early September 2020. This ensures more sustainability of the cost reduction program while providing more employment stability for the Company's remaining associates.

The program’s primary focus is to: (a) adjust the Company’s supply chain and manufacturing labor base to match the current demand environment; (b) substantially reduce indirect spending; (c) reduce staffing, compensation and benefits in a manner that ensures the Company is prepared for a demand recovery at the appropriate time; and (d) capture the significant raw material deflation opportunity that has recently emerged. In addition, the Company is reducing capital expenditures and has a near-term priority for capital deployment focused on deleveraging in line with the Company's strong investment grade credit ratings.

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

The Engineered Fastening business primarily sells highly engineered components such as fasteners, fittings and various engineered products, which are designed for specific application across multiple verticals. The product lines include externally threaded fasteners, blind rivets and tools, blind inserts and tools, drawn arc weld studs and systems, engineered plastic and mechanical fasteners, self-piercing riveting systems, precision nut running systems, micro fasteners, high-strength structural fasteners, axel swage, latches, heat shields, pins, and couplings.
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
Certain Items Impacting Earnings
Throughout MD&A, the Company has provided a discussion of its results both inclusive and exclusive of acquisition-related and other charges. The results and measures, including gross profit and segment profit, on a basis excluding these amounts are considered relevant to aid analysis and understanding of the Company’s results and business trends aside from the material impact of these items. These amounts for the third quarter and year-to-date periods of 2020 and 2019 are as follows:
Third Quarter and Year-To-Date 2020
The Company reported approximately $89 million and $320 million in net pre-tax charges in the third quarter and year-to-date 2020 periods, respectively, which were comprised of the following:

•$7 million and $59 million for the third quarter and year-to-date 2020 periods, respectively, reducing Gross Profit pertaining to a cost reduction program and inventory step-up charges;
•$36 million and $145 million for the third quarter and year-to-date 2020 periods, respectively, in SG&A primarily for a cost reduction program, Security business transformation and margin resiliency initiatives;
•$3 million and $41 million for the third quarter and year-to-date 2020 periods, respectively, in Other, net primarily related to a cost reduction program and deal transaction costs; and
•$43 million and $75 million for the third quarter and year-to-date 2020 periods, respectively, in Restructuring charges pertaining to severance and facility closures.
The tax effect on the above charges during the third quarter and year-to-date periods of 2020 was approximately $21 million and $75 million, respectively. The Company also recorded a one-time tax benefit of $119 million in the second quarter of 2020 associated with a supply chain reorganization. In addition, the Company's share of MTD's net earnings included an after-tax charge during the third quarter and year-to-date periods of 2020 of $3 million and $7 million, respectively, related primarily to restructuring charges.

The above items resulted in net after-tax charges of approximately $71 million, or $0.45 per diluted share, and $134 million, or $0.86 per diluted share, respectively, for the third quarter and year-to-date 2020 periods.
Third Quarter and Year-To-Date 2019
The Company reported approximately $114 million and $199 million in net pre-tax charges in the third quarter and year-to-date 2019 periods, respectively, which were comprised of the following:

•$5 million and $22 million for the third quarter and year-to-date 2019 periods, respectively, reducing Gross Profit pertaining to facility-related and inventory step-up charges;
•$37 million and $87 million for the third quarter and year-to-date 2019 periods, respectively, in SG&A primarily for integration-related costs, Security business transformation and margin resiliency initiatives;
•$3 million benefit and $17 million charge for the third quarter and year-to-date 2019 periods, respectively, in Other, net primarily related to deal transaction costs;
•$17 million gain for year-to-date 2019 period related to the sale of the Sargent & Greenleaf business in the second quarter; and
•$75 million and $90 million for the third quarter and year-to-date 2019 periods, respectively, in Restructuring charges pertaining to severance and facility closures.

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

2020 Outlook
The Company withdrew its full year guidance in April 2020 as a result of the uncertain macro environment and continues to refrain from providing such guidance at this time. The Company believes it is in a strong financial position and has significant flexibility to continue navigating this volatile period. Refer to Financial Condition below and Item 1A. Risk Factors in Part II of this Form 10-Q for further discussion.

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

Net Sales: Net sales were $3.850 billion in the third quarter of 2020 compared to $3.633 billion in the third quarter of 2019, representing an increase of 6%, primarily driven by a 3% increase in volume, a 2% increase from acquisitions, primarily CAM, and a 1% increase in price. Tools & Storage net sales increased 11% compared to the third quarter of 2019 due to a 10% increase in volume and a 1% increase in price. Industrial net sales decreased 7% compared to the third quarter of 2019 primarily due to lower volumes of 18%, partially offset by acquisition growth of 10% and favorable foreign currency impacts of 1%. Net sales in the Security segment declined 1% compared to the third quarter of 2019 due to a 4% decrease in volume, partially offset by 2% and 1% increases in currency and price, respectively.

Net sales were $10.127 billion in the first nine months of 2020 compared to $10.728 billion in the first nine months of 2019, representing a decrease of 6%, with a 7% decrease in organic growth primarily related to volume impacts from COVID-19 which were partially offset by price, unfavorable foreign currency impacts of 1%, and a 2% increase from acquisitions. Tools & Storage net sales decreased 5% compared to the first nine months of 2019 due to a 5% decrease in volume and unfavorable foreign currency impacts of 1%, partially offset by a 1% increase in price. Industrial net sales decreased 8% compared to the first nine months of 2019 primarily due to decreases of 19% from lower volumes and 1% from foreign currency, partially offset by an increase of 12% from acquisitions. Net sales in the Security segment declined 5% compared to the first nine months of 2019 driven by decreases of 5% in volume and 1% from the sale of the Sargent & Greenleaf business, partially offset by a 1% increase in price.

Gross Profit: Gross profit was $1.376 billion, or 35.7% of net sales, in the third quarter of 2020 compared to $1.240 billion, or 34.1% of net sales, in the third quarter of 2019. Acquisition-related and other charges, which reduced gross profit, were $7.0 million for the three months ended September 26, 2020 and $5.3 million for the three months ended September 28, 2019. Excluding these charges, gross profit was 35.9% of net sales for the three months ended September 26, 2020, compared to 34.3% for the three months ended September 28, 2019, as volume, productivity, cost management and price more than offset higher currency and operating costs related to the pandemic.
Gross profit was $3.412 billion, or 33.7% of net sales, in the first nine months of 2020 compared to $3.645 billion, or 34.0% of net sales, in the first nine months of 2019. Acquisition-related and other charges, which reduced gross profit, were $58.7 million for the nine months ended September 26, 2020 and $22.4 million for the nine months ended September 28, 2019. Excluding these charges, gross profit was 34.3% of net sales for the nine months ended September 26, 2020, compared to 34.2% for the nine months ended September 28, 2019, as price, productivity and cost management more than offset lower volume.

SG&A Expenses: SG&A, inclusive of the provision for credit losses, was $738.9 million, or 19.2% of net sales, in the third quarter of 2020, compared to $756.1 million, or 20.8% of net sales, in the third quarter of 2019. Within SG&A, acquisition-related and other charges totaled $36.0 million for the three months ended September 26, 2020 and $37.3 million for the three months ended September 28, 2019. Excluding these charges, SG&A was 18.3% of net sales for the three months ended September 26, 2020, compared to 19.8% for the three months ended September 28, 2019, reflecting the benefits of previously announced cost management programs.

SG&A, inclusive of the provision for credit losses, was $2.219 billion, or 21.9% of net sales, in the first nine months of 2020, compared to $2.317 billion, or 21.6% of net sales, in the first nine months of 2019. Within SG&A, acquisition-related and other charges totaled $145.0 million for the nine months ended September 26, 2020 and $86.9 million for the nine months ended September 28, 2019. Excluding these charges, SG&A was 20.5% of net sales for the nine months ended September 26, 2020, compared to 20.8% for the nine months ended September 28, 2019, reflecting the benefits of previously announced cost management programs.

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

Corporate Overhead: The corporate overhead element of SG&A, which is not allocated to the business segments, amounted to $62.8 million and $50.1 million in the third quarter of 2020 and 2019, respectively, or 1.6% and 1.4% of net sales in each period. Excluding acquisition-related and other charges of $17.9 million for the three months ended September 26, 2020 and $8.8 million for the three months ended September 28, 2019, the corporate overhead element of SG&A was 1.2% and 1.1% in the third quarter of 2020 and 2019, respectively.

On a year-to-date basis, the corporate overhead element of SG&A, amounted to $190.4 million, or 1.9% of net sales, in 2020 compared to $155.3 million, or 1.4% of net sales, in 2019. Excluding acquisition-related and other charges of $49.7 million for the nine months ended September 26, 2020 and $11.0 million for the nine months ended September 28, 2019, the corporate overhead element of SG&A was 1.4% and 1.3%, in the first nine months of 2020 and 2019, respectively.

Other, net: Other, net amounted to $74.3 million and $55.0 million in the third quarter of 2020 and 2019, respectively. Excluding acquisition-related and other charges, Other, net totaled $71.1 million and $58.5 million in the third quarter of 2020 and 2019, respectively. The year-over-year increase was primarily attributable to higher intangible amortization expense and negative impacts from foreign currency.

Other, net amounted to $236.1 million and $182.6 million in the first nine months of 2020 and 2019, respectively. Excluding acquisition-related and other charges of $41.9 million and $17.1 million in the first nine months of 2020 and 2019, respectively, Other, net totaled $194.2 million and $165.5 million, respectively, during these periods. The year-over-year increase was primarily driven by the same factors that impacted the third quarter of 2020, as discussed above.

Gain on Sale of Business: During the second quarter of 2019, the Company reported a pre-tax gain of $17.2 million related to the sale of its Sargent & Greenleaf business.

Interest, net: Net interest expense was $50.7 million in the third quarter of 2020 compared to $59.7 million in the third quarter of 2019. On a year-to-date basis, net interest expense was $155.1 million in 2020 compared to $177.8 million in 2019. The year-over-year decrease for both periods was primarily driven by the redemption of the 2052 Junior Subordinated Debentures in December 2019, as well as lower U.S. interest rates and lower average balances relating to the Company's commercial paper borrowings, partially offset by lower interest income.

Income Taxes: The Company recognized income tax expense of $78.4 million and a net tax benefit of $26.0 million for the three and nine months ended September 26, 2020, respectively, resulting in effective tax rates of 16.7% and (3.6)%. Excluding the one-time tax benefit of $118.8 million recorded in the second quarter of 2020 to reverse a deferred tax liability previously established related to certain unremitted earnings of foreign subsidiaries not permanently reinvested as a result of initiating a supply chain reorganization, and the impacts of the acquisition-related and other charges, the effective tax rates were 17.8% and 16.0% for the three and nine months ended September 26, 2020, respectively. These effective tax rates differ from the U.S. statutory tax rate primarily due to tax on foreign earnings, the re-measurement of uncertain tax position reserves, an intra-entity transfer of certain intellectual property rights, and the tax benefit of equity compensation.

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
Tools & Storage:

	Third Quarter		Year-to-Date
(Millions of Dollars)	2020	2019	2020	2019
Net sales	$2,804.1	$2,534.0	$7,072.1	$7,452.3
Segment profit	$597.1	$410.1	$1,177.0	$1,115.9
% of Net sales	21.3%	16.2%	16.6%	15.0%

Tools & Storage net sales increased $270.1 million, or 11%, in the third quarter of 2020 compared to the third quarter of 2019. Sales volume and price increased sales by 10% and 1%, respectively. Organic revenues across all regions were positive benefiting from consumers reconnecting with the home and positive e-Commerce trends that have emerged during the pandemic, with increases in North America of 11%, Europe of 12% and emerging markets of 11%. North America organic growth was driven by strong DIY and professional demand in retail and e-Commerce channels which was partially offset by declines in industrial-focused customers. Exceptionally strong point-of-sale demand in U.S. retail continued through the end of the third quarter of 2020 as the business observed only modest improvement in retailer inventory levels. Europe benefited from similar trends. Emerging markets experienced a Latin America-led recovery that began in August.

Net sales decreased $380.2 million, or 5%, in the first nine months of 2020 compared to the first nine months of 2019. Sales volume and foreign currency decreased sales by 5% and 1%, respectively, while price increased sales by 1%. Organic revenues in the first nine months of 2020 were impacted by reduced business activity across all regions due to COVID-19 with declines in North America of 2%, Europe of 6% and emerging markets of 11%.

Segment profit for the third quarter of 2020 was $597.1 million, or 21.3% of net sales, compared to $410.1 million, or 16.2% of net sales, in the third quarter of 2019. Excluding acquisition-related and other charges of $5.6 million and $11.4 million for the three months ended September 26, 2020 and September 28, 2019, respectively, segment profit was 21.5% of net sales in the third quarter of 2020 compared to 16.6% in the third quarter of 2019, with volume, productivity, cost control and price all contributing.

Segment profit for the first nine months of 2020 was $1.177 billion, or 16.6% of net sales, compared to $1.116 billion, or 15.0% of net sales, in the first nine months of 2019. Excluding acquisition-related and other charges of $37.1 million and $31.5 million for the nine months ended September 26, 2020 and September 28, 2019, respectively, segment profit was 17.2% of net sales in the first nine months of 2020 and 15.4% in the first nine months of 2019, as productivity, cost control and price more than offset the effect of lower volume, tariffs and currency.
Industrial:

	Third Quarter		Year-to-Date
(Millions of Dollars)	2020	2019	2020	2019
Net sales	$586.6	$632.7	$1,694.8	$1,837.6
Segment profit	$63.8	$90.3	$136.7	$256.4
% of Net sales	10.9%	14.3%	8.1%	14.0%

Industrial net sales declined $46.1 million, or 7%, in the third quarter of 2020 compared to the third quarter of 2019, due to lower volume of 18%, partially offset by increases of 10% from the CAM acquisition and 1% from currency. Gradual market recoveries continued across many of the businesses with automotive end markets showing the largest sequential improvement. Engineered Fastening organic revenues were down 14% due to lower global automotive light vehicle and general industrial production. Infrastructure organic revenues were down 25% from lower volumes in Attachment Tools and a sharp reduction in Oil & Gas pipeline construction.
On a year-to-date basis, net sales decreased $142.8 million, or 8%, in the first nine months of 2020 compared to the first nine months of 2019, due to decreases of 19% and 1% from volume and foreign currency, respectively, partially offset by an increase of 12% from acquisitions. Engineered Fastening organic revenues decreased 19% and Infrastructure organic revenues decreased 18% primarily due to the same factors that impacted the third quarter of 2020, as discussed above.
Industrial segment profit for the third quarter of 2020 totaled $63.8 million, or 10.9% of net sales, compared to $90.3 million, or 14.3% of net sales, in the corresponding 2019 period. Excluding acquisition-related and other charges of $8.4 million and $4.8 million for the three months ended September 26, 2020 and September 28, 2019, respectively, segment profit amounted to 12.3% of net sales in the third quarter of 2020 compared to 15.0% in the third quarter of 2019, as the unfavorable impact from market driven volume declines was partially mitigated by effective cost control. However, the segment profit rate in the third quarter of 2020 increased 350 basis points sequentially and the segment is positioned well from a cost perspective as markets continue to improve and should eventually demonstrate growth.
Year-to-date segment profit for the first nine months of 2020 totaled $136.7 million, or 8.1% of net sales, compared to $256.4 million, or 14.0% of net sales, in the corresponding 2019 period. Excluding acquisition-related and other charges of $59.4 million and $22.1 million for the nine months ended September 26, 2020 and September 28, 2019, respectively, segment profit amounted to 11.6% of net sales in the first nine months of 2020 compared to 15.2% in the first nine months of 2019. The year-over-year change was primarily driven by the same factors that impacted the third quarter of 2020, as discussed above.

Security:

	Third Quarter		Year-to-Date
(Millions of Dollars)	2020	2019	2020	2019
Net sales	$459.5	$466.4	$1,360.1	$1,438.1
Segment profit	$39.3	$33.1	$69.4	$110.6
% of Net sales	8.6%	7.1%	5.1%	7.7%

Security net sales decreased $6.9 million, or 1%, in the third quarter of 2020 compared to the third quarter of 2019, due to a 4% decrease in volume related to market driven declines, partially offset by increases of 2% in currency and 1% in price. North America declined 3% organically primarily due to lower installations in commercial electronic security and healthcare due to the pandemic. Europe was down 2% organically as growth within France and the Nordics was offset by lower volume in the UK. Order rates in electronic security have gained momentum since the trough and the backlog remains in a healthy position.
On a year-to-date basis, net sales decreased $78.0 million, or 5%, in the first nine months of 2020 compared to the first nine months of 2019, due to decreases of 5% from volume and 1% from the Sargent & Greenleaf divestiture, partially offset by a 1% increase in price. North America declined 3% organically and Europe was down 5% organically, primarily due to the same factors that impacted the third quarter of 2020, as discussed above.
Security segment profit for the third quarter of 2020 was $39.3 million, or 8.6% of net sales, compared to $33.1 million, or 7.1% of net sales, in the corresponding 2019 period. Excluding acquisition-related and other charges of $11.1 million and $17.6 million for the three months ended September 26, 2020 and September 28, 2019, respectively, segment profit amounted to 11.0% of net sales in the third quarter of 2020 and 10.9% of net sales in the third quarter of 2019, as price and cost control more than offset the impact from lower volume and growth investments.
Year-to-date segment profit for the first nine months of 2020 was $69.4 million, or 5.1% of net sales, compared to $110.6 million, or 7.7% of net sales, in the corresponding 2019 period. Excluding acquisition-related and other charges of $57.5 million and $44.7 million for the nine months ended September 26, 2020 and September 28, 2019, respectively, segment profit amounted to 9.3% of net sales in the first nine months of 2020 compared to 10.8% in the first nine months of 2019, as price and cost control were more than offset by lower volume.

RESTRUCTURING ACTIVITIES
A summary of the restructuring reserve activity from December 28, 2019 to September 26, 2020 is as follows:

(Millions of Dollars)	December 28, 2019	Net Additions	Usage	Currency	September 26, 2020
Severance and related costs	$140.3	$70.3	$(77.4)	$(2.5)	$130.7
Facility closures and asset impairments	7.5	4.3	(10.1)	—	1.7
Total	$147.8	$74.6	$(87.5)	$(2.5)	$132.4
For the three and nine months ended September 26, 2020, the Company recognized net restructuring charges of $42.8 million and $74.6 million, respectively, primarily related to severance costs associated with the previously announced cost reduction program. The Company expects to achieve annual net cost savings of approximately $170 million by the end of 2021 related to the restructuring costs incurred during the nine months ended September 26, 2020. The majority of the $132.4 million of reserves remaining as of September 26, 2020 is expected to be utilized within the next 12 months.

Segments: The $75 million of net restructuring charges for the nine months ended September 26, 2020 includes: $27 million pertaining to the Tools & Storage segment; $35 million pertaining to the Industrial segment; $11 million pertaining to the Security segment; and $2 million pertaining to Corporate.

The $43 million of net restructuring charges for the three months ended September 26, 2020 includes: $14 million pertaining to the Tools & Storage segment; $25 million pertaining to the Industrial segment; $2 million pertaining to the Security segment; and $2 million pertaining to Corporate.

The anticipated annual net cost savings of approximately $170 million by the end of 2021 includes $70 million in the Tools & Storage segment; $60 million in the Industrial segment; $30 million in the Security segment; and $10 million in Corporate.

FINANCIAL CONDITION

Liquidity, Sources and Uses of Capital: The Company’s primary sources of liquidity are cash flows generated from operations and available lines of credit under various credit facilities.

Operating Activities: Cash flows provided by operations were $677.2 million in the third quarter of 2020 compared to $192.7 million in the corresponding period of 2019. Year-to-date cash flows provided by operations were $600.2 million in 2020 compared to $262.4 million in the corresponding period of 2019. The year-over-year increase in both periods was mainly attributable to improved working capital (accounts receivable, inventory, accounts payable and deferred revenue) and significant demand improvements in the Tools and Storage segment in the third quarter of 2020.

Free Cash Flow: Free cash flow, as defined in the table below, was $615.1 million in the third quarter of 2020 and $96.0 million in the third quarter of 2019. On a year-to-date basis, free cash flow was an inflow of $390.7 million in 2020 compared to an outflow $21.1 million in 2019. Management considers free cash flow an important indicator of its liquidity, as well as its ability to fund future growth and provide dividends to shareowners. Free cash flow does not include deductions for mandatory debt service, other borrowing activity, discretionary dividends on the Company’s common and preferred stock and business acquisitions, among other items.

	Third Quarter		Year-to-Date
(Millions of Dollars)	2020	2019	2020	2019
Net cash provided by operating activities	$677.2	$192.7	$600.2	$262.4
Less: capital and software expenditures	(62.1)	(96.7)	(209.5)	(283.5)
Free cash flow	$615.1	$96.0	$390.7	$(21.1)
As previously discussed, the COVID-19 pandemic has adversely affected the Company's operations, as well as the operations of its customers, distributors, suppliers and contractors, and has resulted in significant volatility and uncertainty in the markets in which the Company operates. Although the Company experienced a strong demand improvement in the third quarter of 2020, primarily in its Tools & Storage segment, the long-term impact of the COVID-19 pandemic on the Company's business, results of operations, and liquidity remains uncertain. However, the Company continues to believe it is in a strong financial position as of September 26, 2020 and has significant flexibility to navigate this volatile period as the Company: (a) continues to maintain strong investment grade credit ratings; (b) possesses approximately $683 million of cash on-hand as of September 26, 2020; (c) manages a robust and highly-rated $3.0 billion commercial paper program; and (d) carries $3.0 billion of revolving credit facilities backed by a well-capitalized and diverse bank group. In addition, the Company is reducing its capital expenditures and holds a near-term priority for capital deployment that is focused on deleveraging in line with the Company's strong investment grade credit ratings. Refer to Item 1A. Risk Factors in Part II of this Form 10-Q for further discussion of the COVID-19 pandemic.

Investing Activities: Cash flows used in investing activities totaled $63.8 million and $100.4 million in the third quarter of 2020 and 2019, respectively, primarily driven by capital and software expenditures of $62.1 million and $96.7 million, respectively.

Year-to-date cash flows used in investing activities totaled $1.484 billion in 2020 primarily due to the CAM acquisition of $1.301 billion, net of cash acquired, and capital and software expenditures of $209.5 million. Cash flows used in investing activities totaled $1.140 billion in the first nine months of 2019, mainly due to business acquisitions of $682.2 million, primarily related to IES Attachments, purchases of long-term investments of $258.6 million, which mainly related to the 20 percent investment in MTD Holdings Inc., and capital and software expenditures of $283.5 million.

Financing Activities: Cash flows used in financing activities totaled $810.2 million in the third quarter of 2020 primarily driven by net payments on short-term borrowings under the Company's commercial paper program of $712.9 million and cash dividend payments on common stock of $109.6 million. Cash flows used in financing activities totaled $67.4 million in the third quarter of 2019 primarily driven by cash dividend payments of $102.3 million, partially offset by $28.6 million of net short-term borrowings under the Company's commercial paper program.

Year-to-date cash flows provided by financing activities totaled $1.274 billion in 2020 primarily driven by net proceeds from debt issuances of $1.483 billion, proceeds from issuances of common stock of $843.8 million, partially offset by net payments on short-term borrowings under the Company's commercial paper program of $341.8 million, the Craftsman deferred purchase price payment of $250.0 million and cash dividend payments on common stock of $321.0 million. Cash flows provided by financing activities totaled $910.9 million in the first nine months of 2019 primarily driven by $1.118 billion of net proceeds from short-term borrowings under the Company's commercial paper program due to 2019 acquisition activity, partially offset by cash dividend payments of $297.6 million.

Credit Ratings & Liquidity:
The Company maintains strong investment grade credit ratings from the major U.S. rating agencies on its senior unsecured debt (S&P A, Fitch A-, Moody's Baa1), and its commercial paper program (S&P A-1, Fitch F1, Moody's P-2). There have been no changes to any of the Company's credit ratings during the third quarter of 2020. In the second quarter of 2020, S&P and Fitch revised their outlooks to ‘negative’ from ‘stable’ in response to the potential negative economic effects stemming from the COVID-19 pandemic. Refer to Item 1A. Risk Factors in Part II of this Form 10-Q for further discussion of the risks associated with the ongoing COVID-19 pandemic. Failure to maintain strong investment grade credit rating levels could adversely affect the Company’s cost of funds, liquidity and access to capital markets, but would not have an adverse effect on the Company’s ability to access its existing committed credit facilities.

Cash and cash equivalents totaled $683 million as of September 26, 2020, comprised of $63 million in the U.S. and $620 million in foreign jurisdictions. As of December 28, 2019, cash and cash equivalents totaled $298 million, comprised of $57 million in the U.S. and $241 million in foreign jurisdictions.

As a result of the Tax Cuts and Jobs Act (the “Act”), the Company's tax liability related to the one-time transition tax associated with unremitted foreign earnings and profits totaled $335 million at September 26, 2020. The Act permits a U.S. company to elect to pay the net tax liability interest-free over a period of up to eight years. The Company has considered the implications of paying the required one-time transition tax and believes it will not have a material impact on its liquidity.

The Company has a $3.0 billion commercial paper program which includes Euro denominated borrowings in addition to U.S. Dollars. As of September 26, 2020, the Company had no borrowings outstanding. As of December 28, 2019, the Company had approximately $336 million of borrowings outstanding representing Euro denominated commercial paper, which was designated as a net investment hedge. Refer to Note I, Financial Instruments, for further discussion.

The Company has a five-year $2.0 billion committed credit facility (the “5-Year Credit Agreement”). Borrowings under the 5-Year Credit Agreement may be made in U.S. Dollars, Euros or Pounds Sterling. A sub-limit amount of $653.3 million is designated for swing line advances which may be drawn in Euros pursuant to the terms of the 5-Year Credit Agreement. Borrowings bear interest at a floating rate plus an applicable margin dependent upon the denomination of the borrowing and specific terms of the 5-Year Credit Agreement. The Company must repay all advances under the 5-Year Credit Agreement by the earlier of September 12, 2023 or upon termination. The 5-Year Credit Agreement is designated to be a liquidity back-stop for the Company's $3.0 billion U.S. Dollar and Euro commercial paper program. As of September 26, 2020, and December 28, 2019, the Company had not drawn on its five-year committed credit facility.

In September 2020, the Company terminated its 364-Day $1.0 billion committed credit facility and concurrently executed a new 364-Day $1.0 billion committed credit facility (the "364-Day Credit Agreement"). Borrowings under the 364-Day Credit Agreement may be made in U.S. Dollars or Euros and bear interest at a floating rate plus an applicable margin dependent upon the denomination of the borrowing and pursuant to the terms of the 364-Day Credit Agreement. The Company must repay all advances under the 364-Day Credit Agreement by the earlier of September 8, 2021 or upon termination. The Company may, however, convert all advances outstanding upon termination into a term loan that shall be repaid in full no later than the first anniversary of the termination date provided that the Company, among other things, pays a fee to the administrative agent for the account of each lender. The 364-Day Credit Agreement serves as part of the liquidity back-stop for the Company’s $3.0 billion U.S. Dollar and Euro commercial paper program previously discussed. As of September 26, 2020, and December 28, 2019, the Company had not drawn on its 364-Day committed credit facility.

The Company has an interest coverage covenant that must be maintained to permit continued access to its committed credit facilities described above. The interest coverage ratio tested for covenant compliance compares adjusted Earnings Before Interest, Taxes, Depreciation and Amortization to adjusted Interest Expense ("adjusted EBITDA"/"adjusted Interest Expense"). In April 2020, the Company entered into an amendment to its 5-Year Credit Agreement to: (a) amend the definition of Adjusted EBITDA to allow for additional adjustment addbacks, which primarily relate to anticipated incremental charges related to the COVID-19 pandemic, for amounts incurred beginning in the second quarter of 2020 through the second quarter of 2021, and (b) lower the minimum interest coverage ratio from 3.5 to 2.5 times for the period from and including the second quarter of 2020 through the end of fiscal year 2021. These amendments are also applicable to the new 364-Day Credit Agreement described above.

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

In November 2019, the Company issued 7,500,000 Equity Units with a total notional value of $750 million ("2019 Equity Units"). Each unit has a stated amount of $100 and initially consisted of a three-year forward stock purchase contract ("2022 Purchase Contracts") for the purchase of a variable number of shares of common stock, on November 15, 2022, for a price of $100, and a 10% beneficial ownership interest in one share of 0% Series D Cumulative Perpetual Convertible Preferred Stock, without par, with a liquidation preference of $1,000 per share ("Series D Preferred Stock"). The Company received approximately $735 million in cash proceeds from the 2019 Equity Units, net of offering expenses and underwriting costs and commissions, and issued 750,000 shares of Series D Preferred Stock, recording $750 million in preferred stock. The proceeds were used, together with cash on hand, to redeem the 2052 Junior Subordinated Debentures in December 2019. The Company also used $19 million of the proceeds to enter into capped call transactions utilized to hedge potential economic dilution. On and after November 15, 2022, the Series D Preferred Stock may be converted into common stock at the option of the holder. At the election of the Company, upon conversion, the Company may deliver cash, common stock, or a combination thereof. On or after December 22, 2022, the Company may elect to redeem for cash, all or any portion of the outstanding shares of the Series D Preferred Stock at a redemption price equal to 100% of the liquidation preference, plus any accumulated and unpaid dividends. If the Company calls the Series D Preferred Stock for redemption, holders may convert their shares immediately preceding the redemption date. Upon settlement of the 2022 Purchase Contracts, the Company will receive additional cash proceeds of $750 million. The Company pays the holders of the 2022 Purchase Contracts quarterly contract adjustment payments, which commenced February 15, 2020. As of September 26, 2020, the present value of the contract adjustment payments was approximately $86 million.

In March 2018, the Company purchased from a financial institution “at-the-money” capped call options with an approximate term of three years, on 3.2 million shares of its common stock (subject to customary anti-dilution adjustments) for an aggregate premium of $57 million. In February 2020, the Company net-share settled 0.6 million of the 3.2 million capped call options on its common stock and received 61,767 shares using an average reference price of $162.26 per common share. On June 9, 2020, the Company amended the 2018 capped call options to align with and offset the potential economic dilution associated with the common shares issuable upon conversion of the remarketed Series C Preferred Stock, as further discussed below. Subsequent to the amendment, the capped call options had an initial lower strike price of $148.34 and an upper strike price of $165.00, which was approximately 30% higher than the closing price of the Company's common stock on June 9, 2020. As of September 26, 2020, due to the customary anti-dilution provisions, the lower and upper strike prices were $148.23 and $164.88, respectively. The aggregate fair value of the options at September 26, 2020 was $37.9 million.

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

In May 2020, the Company successfully remarketed the Series C Preferred Stock, as described more fully in Note J, Equity Arrangements. The remarketing generated cash proceeds of $750.0 million which were applied to settle the holders' stock purchase contract obligations, resulting in the Company issuing 5,463,750 common shares. Holders of the remarketed Series C Preferred Stock are entitled to receive cumulative dividends, if declared by the Board of Directors, at an initial fixed rate equal to 5.0% per annum of the $1,000 per share liquidation preference (equivalent to $50.00 per annum per share). In connection with the remarketing, the conversion rate was reset to 6.7352 shares of the Company's common stock, which is equivalent to a conversion price of approximately $148.47 per share. As of September 26, 2020, due to customary anti-dilution provisions, the conversion rate was 6.7460, equivalent to a conversion price of approximately $148.23 per share of common stock. On and after May 15, 2020, the Series C Preferred Stock may be converted into common stock at the option of the holder. At the election of the Company, upon conversion, the Company may deliver cash, common stock, or a combination thereof. The Company does not have the right to redeem the Series C Preferred Stock prior to May 15, 2021. At the election of the Company, on or after May 15, 2021, the Company may redeem for cash, all or any portion of the outstanding shares of the Series C Preferred Stock at a redemption price equal to 100% of the liquidation preference, plus any accumulated and unpaid dividends. If the Company calls the Series C Preferred Stock for redemption, holders may convert their shares immediately preceding the redemption date.

Refer to Note H, Long-Term Debt and Financing Arrangements, and Note J, Equity Arrangements, for further discussion of the Company's financing arrangements.

OTHER MATTERS
Critical Accounting Estimates: There have been no significant changes in the Company’s critical accounting estimates during the third quarter of 2020.
In the third quarter of 2020, the Company performed its annual goodwill impairment testing and determined that the fair values of each of its reporting units exceeded their respective carrying amounts. For the Infrastructure reporting unit, which included approximately $576 million of goodwill as of September 26, 2020, the Company determined that the fair value, estimated using a discounted cash flow valuation model, exceeded its carrying amount by 16%. The key assumptions applied to the cash flow projections for the Infrastructure reporting unit included a 9% discount rate, near-term revenue growth rates over the next six years, which represented a compound annual growth rate of approximately 1%, and a 3% perpetual growth rate. These assumptions contemplated business, market and overall economic conditions, including the estimated impacts of the coronavirus pandemic and the current market outlook for the Oil & Gas product line. Management continues to be confident in the long-term viability and success of the Infrastructure reporting unit. The fair values for each of the remaining reporting units, which were estimated using a discounted cash flow valuation model, exceeded their respective carrying amounts by in excess of 40%.
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

ITEM 4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of management, including the Company’s President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, the Company has, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined under Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Company’s President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer have concluded that, as of September 26, 2020, the Company’s disclosure controls and procedures are effective. There has been no change in the Company’s internal control over financial reporting that occurred during the third quarter of 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. In February 2020, the Company acquired Consolidated Aerospace Manufacturing, LLC ("CAM") for an estimated purchase price of approximately $1.46 billion. Management's assessment of, and conclusion on, the effectiveness of internal control over financial reporting excludes the internal controls of CAM. As part of the ongoing integration activities, the Company will complete an assessment of existing controls and incorporate its controls and procedures into CAM.

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

ITEM 1A. RISK FACTORS
The risk factors disclosed in the Company's Form 10-K for the year ended December 28, 2019 filed with the Securities and Exchange Commission on February 21, 2020 ("Form 10-K") and the Form 10-Q for the quarters ended March 28, 2020 and June 27, 2020 filed with the Securities and Exchange Commission on May 1, 2020 and July 31, 2020, respectively, should be considered together with information included in this Form 10-Q for the quarter ended September 26, 2020, and should not be considered the only risks to which the Company is exposed. The Company is providing the following additional information regarding potential risks associated with the ongoing COVID-19 pandemic. Except for such additional information, the Company believes there have been no material changes to the risk factors previously disclosed in the Company's Form 10-K and Form 10-Q for the quarters ended March 28, 2020 and June 27, 2020.
The continued adverse effects of the novel coronavirus (COVID-19) outbreak could have a materially negative impact on the Company's operations, financial condition, results of operations, and liquidity, the nature and extent of which is highly uncertain.

The impact of the novel strain of the coronavirus identified in China in late 2019 has grown throughout the world, including in the United States, and governmental authorities have implemented numerous measures attempting to contain and mitigate the effects of the virus, including travel bans and restrictions, quarantines, shelter in place orders and shutdowns. These measures have adversely affected, and may continue to adversely affect, the Company's workforce and operations and the operations of its customers, distributors, suppliers and contractors.  There is significant uncertainty regarding such measures and potential future measures, and restrictions on the Company's access to its manufacturing facilities or on its support operations or workforce, or similar limitations for its distributors and suppliers, could limit customer demand and/or the Company's capacity to meet customer demand, which could have a material negative impact on its financial condition and results of operations. In addition, a sustained downturn in customer demand or other economic conditions could result in material charges related to bad debt or inventory write-offs, restructuring charges, or impairments of long-lived assets, including both tangible and intangible assets. Furthermore, a sustained downturn in financial markets and asset values could adversely affect the Company’s cost of capital, liquidity and access to capital markets, in addition to potentially increasing its pension funding obligations to ensure its pension plans continue to be adequately funded.

In addition, the ongoing COVID-19 pandemic has caused the Company to modify its business practices (including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences), and the Company may take further actions as may be required by government authorities or that the Company determines are in the best interests of its employees, customers, distributors, suppliers and contractors. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus, and the Company's ability to perform critical functions could be harmed. The continued spread of COVID-19 has caused, and may continue to cause, disruptions in the Company's supply chain, cause delay, or limit the ability of, customers to continue to operate and perform, including in making timely payments to the Company, result in the Company's inability to meet its consumers' and customers' needs due to disruptions in manufacturing and supply arrangements caused by the loss or disruption of essential manufacturing and supply elements, and cause other unpredictable events. Furthermore, as a result of the ongoing COVID-19 pandemic, the Company executed certain temporary and permanent cost reduction measures including adjustments to its supply chain and manufacturing labor base to match the demand environment and reductions in staffing, compensation and benefits in a manner that allows the Company to respond to a demand recovery at the appropriate time. These cost reduction measures may not prove to be successful and the Company may need to undertake further measures that could adversely impact its business and/or its ability to ramp up operations in a timely manner.

The continued spread of COVID-19 has caused, and may continue to cause, significant reductions in demand or significant volatility in demand for certain of the Company’s products. The degree to which COVID-19 ultimately affects the Company's results and operations will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. As a result, the Company anticipates that COVID-19 driven demand disruptions and related events will negatively affect the Company's financial results in 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
The following table provides information about the Company’s purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the three months ended September 26, 2020:

2020	(a) Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of A Publicly Announced Plan Or Program	(b) Maximum Number Of Shares That May Yet Be Purchased Under The Program
June 28 - August 1	14,675	$152.36	—	11,450,000
August 2 - August 29	—	—	—	11,450,000
August 30 - September 26	481	163.13	—	11,450,000
Total	15,156	$152.71	—	11,450,000
(a)The shares of common stock in this column were deemed surrendered to the Company by participants in various benefit plans of the Company to satisfy the participants’ taxes related to vesting or delivery of time-vesting restricted share units under those plans.
(b)On July 20, 2017, the Board of Directors approved a new repurchase program for up to 15.0 million shares of the Company’s common stock and terminated its previously approved repurchase program.  As of September 26, 2020, the authorized shares available for repurchase under the new repurchase program totaled approximately 11.5 million shares. The currently authorized shares available for repurchase do not include approximately 3.6 million shares reserved and authorized for purchase under the Company’s previously approved repurchase program relating to a forward share purchase contract entered into in March 2015. Refer to Note J, Equity Arrangements, of the Notes to (Unaudited) Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for further discussion.

ITEM 6. EXHIBITS

(10.1)
364-Day Credit Agreement, made as of September 9, 2020 among Stanley Black & Decker, Inc., the initial lenders named therein and Citibank, N.A. as administrative agent for the Lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 15, 2020).

(11)	Statement re-computation of per share earnings (the information required to be presented in this exhibit appears in Note C to the Company’s (Unaudited) Condensed Consolidated Financial Statements set forth in this Quarterly Report on Form 10-Q).

(31)(i)(a)	Certification by President and Chief Executive Officer pursuant to Rule 13a-14(a).

(i)(b)	Certification by Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a).

(32)(i)	Certification by President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(ii)	Certification by Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	The following materials from Stanley Black & Decker Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 26, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 26, 2020 and September 28, 2019; (ii) Condensed Consolidated Balance Sheets at September 26, 2020 and December 28, 2019; (iii) Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 26, 2020 and September 28, 2019; (iv) Consolidated Statements of Changes in Shareowners' Equity for the three and nine months ended September 26, 2020 and September 28, 2019; and (v) Notes to (Unaudited) Condensed Consolidated Financial Statements**.

(104)	The cover page of Stanley Black & Decker Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 26, 2020, formatted in iXBRL (included within Exhibit 101 attachments).

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANLEY BLACK & DECKER, INC.

Date:	October 27, 2020	By:	/s/ DONALD ALLAN, JR.
Donald Allan, Jr.
Executive Vice President and Chief Financial Officer