Form 10-K
period 2021-01-02
STANLEY BLACK & DECKER, INC.
filed 2021-02-18
CIK 93556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
As of June 26, 2020, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $21.8 billion based on the New York Stock Exchange closing price for such shares on that date. On February 15, 2021, the registrant had 160,893,004 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2021 annual meeting of shareholders (the "2021 Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2021 Proxy Statement will be filed with the U.S. Securities Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

The Company is a diversified global provider of hand tools, power tools and related accessories, engineered fastening systems and products, services and equipment for oil & gas and infrastructure applications, commercial electronic security and monitoring systems, healthcare solutions, and automatic doors, with 2020 consolidated annual revenues of $14.5 billion. Approximately 61% of the Company’s 2020 revenues were generated in the United States, with the remainder largely from Europe (19%), emerging markets (11%) and Canada (5%).

The Company continues to execute a growth and acquisition strategy that involves industry, geographic and customer diversification to foster sustainable revenue, earnings and cash flow growth. The Company remains focused on delivering above-market organic growth with margin expansion by leveraging its proven and long-standing Stanley Black & Decker Operating Model (“SBD Operating Model”) which has continually evolved over the past 15 years as times have changed. At the center of the SBD Operating Model is the concept of the interrelationship between people and technology, which intersect and interact with the other key elements: Performance Resiliency, Extreme Innovation, Operations Excellence and Extraordinary Customer Experience. Each of these elements co-exists synergistically with the others in a systems-based approach. The Company will leverage the SBD Operating Model to continue making strides towards achieving its vision of delivering top-quartile financial performance, becoming known as one of the world’s leading innovators and elevating its commitment to social responsibility.

The above strategy has also resulted in approximately $11.5 billion of acquisitions since 2002 (excluding the Merger), which was enabled by strong cash flow generation and increased debt capacity. In recent years, the Company completed the acquisitions of Consolidated Aerospace Manufacturing, LLC ("CAM") for approximately $1.4 billion, International Equipment Solutions Attachments Group ("IES Attachments") for approximately $654 million, Nelson Fastener Systems ("Nelson") for approximately $424 million, the Tools business of Newell Brands ("Newell Tools") for approximately $1.8 billion, and the Craftsman® brand from Sears Holdings Corporation ("Sears Holdings") for an estimated cash purchase price of approximately $937 million on a discounted basis. The CAM acquisition further diversifies the Company's presence in the industrial markets and expands its portfolio of specialty fasteners in the aerospace and defense markets. The IES Attachments acquisition further diversified the Company's presence in the industrial markets, expanded its portfolio of attachment solutions and provided a meaningful platform for continued growth. The Nelson acquisition was complementary to the Company's product offerings, enhanced its presence in the general industrial end markets, and expanded its portfolio of highly-engineered fastening solutions. The Newell Tools acquisition, which included the industrial cutting, hand tool and power tool accessory brands IRWIN® and LENOX®, enhanced the Company’s position within the global tools & storage industry and broadened the Company’s product offerings and solutions to customers and end users, particularly within power tool accessories. The Craftsman acquisition provided the Company with the rights to develop, manufacture and sell Craftsman®-branded products in non-Sears Holdings channels.
In January 2019, the Company acquired a 20 percent interest in MTD Holdings Inc. ("MTD"), a privately held global manufacturer of outdoor power equipment, for $234 million in cash.  Under the terms of the agreement, the Company has the option to acquire the remaining 80 percent of MTD beginning on July 1, 2021. The investment in MTD increases the Company's presence in the greater than $20 billion lawn and garden segment and enables the two companies to work together to pursue revenue and cost opportunities, improve operational efficiency, and introduce new and innovative products for professional and residential outdoor equipment customers, utilizing each company's respective portfolios of strong brands.

In May 2019, the Company sold its Sargent and Greenleaf mechanical locks business within the Security segment for net proceeds of $79 million. In February 2017, the Company completed the sale of the majority of its mechanical security businesses, which included the commercial hardware brands of Best Access, phi Precision and GMT, for net proceeds of approximately $717 million. These divestitures allowed the Company to invest in other areas of the Company that fit into its long-term growth strategy.
The Company has also divested several smaller businesses in recent years that did not fit into its long-term strategic objectives.

Refer to Note E, Acquisitions and Investments, and Note T, Divestitures, of the Notes to Consolidated Financial Statements in Item 8 for further discussion.
The Company’s growth and acquisition strategy is interdependent with its social responsibility strategy focused on workforce upskilling, product innovation, and environmental preservation including mitigating the impacts of climate change. These are core business issues that ensure the long-term viability of the Company, its customers, suppliers, and communities. The Company has established environmental, social and corporate governance targets embodied in its 2030 Corporate Social Responsibility (“CSR”) strategy that include upskilling 10 million makers and creators, enhancing 500 million lives through purpose driven product innovation, becoming carbon-positive, landfill-free, and reducing water use in water stressed and scarce areas. The carbon positive target includes third-party approved science-based targets to reduce absolute scope 1 and 2 greenhouse gas emissions by greater than 100% by 2030, and to reduce supply chain emissions by 35%. The Company’s CSR strategy considers all life-cycle stages including material procurement from supply chain partners, product design, manufacturing, distribution and transportation, product use, product service and end-of-life. Refer to section "Human Capital Management" for additional information regarding the Company's commitment to upskilling its employees and improving diversity, equity and inclusion.
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
Tools & Storage
The Tools & Storage segment is comprised of the Power Tools and Equipment ("PTE") and Hand Tools, Accessories & Storage ("HTAS") businesses. Annual revenues in the Tools & Storage segment were $10.3 billion in 2020, representing 71% of the Company’s total revenues.
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
Industrial
The Industrial segment is comprised of the Engineered Fastening and Infrastructure businesses. Annual revenues in the Industrial segment were $2.3 billion in 2020, representing 16% of the Company’s total revenues.
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

The Infrastructure business consists of the Attachment Tools and Oil & Gas product lines. Attachment Tools sells hydraulic tools and high quality, performance-driven heavy equipment attachment tools for off-highway applications. Oil & Gas sells and rents custom pipe handling, joint welding and coating equipment used in the construction of large and small diameter pipelines, and provides pipeline inspection services. The Infrastructure business sells to the oil and natural gas pipeline industry and other industrial customers. The products and services are primarily distributed through a direct sales force and, to a lesser extent, third-party distributors.
Security
The Security segment is comprised of the Convergent Security Solutions ("CSS") and Mechanical Access Solutions ("MAS") businesses. Annual revenues in the Security segment were $1.9 billion in 2020, representing 13% of the Company’s total revenues.
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
Major Customers
A significant portion of the Company’s Tools & Storage products are sold to home centers and mass merchants in the U.S. and Europe. A consolidation of retailers both in North America and abroad has occurred over time. While this consolidation and the domestic and international expansion of these large retailers have provided the Company with opportunities for growth, the increasing size and importance of individual customers creates a certain degree of exposure to potential sales volume loss. Lowe's accounted for approximately 15%, 15% and 12% of the Company's consolidated net sales in 2020, 2019 and 2018, respectively, while The Home Depot accounted for approximately 12% and 10% of the Company's consolidated net sales in 2020 and 2019, respectively. No other customer exceeded 10% of the Company's consolidated net sales in 2020, 2019 or 2018.

Working Capital
The Company continues to practice the five operating principles encompassed by Operations Excellence, one element of the SBD Operating Model, which work in concert: sales and operations planning, operational lean, complexity reduction, global supply management, order-to-cash excellence, the application of Industry 4.0 and upskilling the Company's workforce. The Company develops standardized business processes and system platforms to reduce costs and provide scalability. The continued focus on the operating principles above have been instrumental in reducing working capital and creating significant opportunities to generate incremental free cash flow (defined as cash flow from operations less capital and software expenditures). Working capital turns were 10.4 at the end of 2020, up 0.6 turns from 2019, reflecting the strong revenue performance in 2020. The Company plans to continue leveraging Operations Excellence to generate ongoing improvements, both in the existing business and future acquisitions, in working capital turns, cycle times, complexity reduction and customer service levels, with a long-term goal of sustaining 10+ working capital turns.
Raw Materials

The Company’s products are manufactured using resins, ferrous and non-ferrous metals including, but not limited to, steel, zinc, copper, brass, aluminum and nickel. The Company also purchases components such as batteries, motors, and electronic components to use in manufacturing and assembly operations along with resin-based molded parts. The raw materials required are procured globally and generally available from multiple sources at competitive prices. As part of the Company's Enterprise Risk Management, the Company has implemented a supplier risk mitigation strategy in order to identify and address any potential supply disruption or material scarcity issues associated with commodities, components, finished goods and critical services. The Company does not anticipate difficulties in obtaining supplies for any raw materials or energy used in its production processes.
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
The Company has numerous trademarks that are used in its businesses worldwide. In the Tools & Storage segment, significant trademarks include STANLEY®, BLACK+DECKER®, DEWALT®, FLEXVOLT®, IRWIN®, LENOX®, CRAFTSMAN®, PORTER-CABLE®, BOSTITCH®, FATMAX®, Powers®, Guaranteed Tough®, MAC TOOLS®, PROTO®, Vidmar®, FACOM®, Expert®, LISTA® and the yellow & black color scheme for power tools and accessories. Significant trademarks in the Industrial segment include STANLEY®, CRC®, NELSON®, LaBounty®, Dubuis®, CribMaster®, POP®, Avdel®, Heli-Coil®, Tucker®, NPR®, Spiralock®, PALADIN®, CAM®, Bristol Industries®, Voss™, Aerofit™, EA Patten™, Integra®, Optia®, PENGO® and STANLEY® Assembly Technologies. The Security segment includes significant trademarks such as STANLEY®, HSM®, SONITROL®, Stanley Access Technologies™, AeroScout®, Hugs®, WanderGuard®, Roam Alert®, MyCall®, Arial® and Bed-Check®. The terms of these trademarks typically vary from 10 to 20 years, with most trademarks being renewable indefinitely for like terms.
Governmental Regulations
The Company's operations are subject to numerous federal, state and local laws and regulations, both within and outside the U.S., in areas such as environmental protection, international trade, data privacy, tax, consumer protection, government contracts, and others. The Company is subject to import and export controls, tariffs, and other trade-related regulations and restrictions in the countries in which it has operations or otherwise does business. These controls, tariffs, regulations, and restrictions have had, and may continue to have, a material impact on the Company's business, including its ability to sell products and to manufacture or source components. Refer to Item 1A. Risk Factors in Part I of this Form 10-K for additional information regarding various laws and regulations that affect the Company's business operations.
The Company is also subject to various environmental laws and regulations in the U.S. and foreign countries where it has operations. In the normal course of business, the Company is involved in various legal proceedings relating to environmental issues. The Company’s policy is to accrue environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In the event that no amount in the range of probable loss is considered most likely, the minimum loss in the range is accrued. The amount of liability recorded is based on an evaluation of currently available facts with respect to each individual site and includes such factors as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. The liabilities recorded do not take into account any claims for recoveries from insurance or third parties. As assessments and remediation progress at individual sites, the amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. As of January 2, 2021 and December 28, 2019, the Company had reserves of $174.2 million and $213.8 million, respectively, for remediation activities associated with Company-owned properties, as well as for Superfund sites, for losses that are probable and estimable. Of the 2020 amount, $46.7 million is classified as current and $127.5 million as long-term, which is expected to be paid over the estimated remediation period. As of January 2, 2021, the Company has recorded $15.9 million in other assets related to funding by the Environmental Protection Agency ("EPA") and monies received have been placed in trust in accordance with the Consent Decree associated with the West Coast Loading Corporation ("WCLC") proceedings, as further discussed in Note S, Contingencies, of the Notes to Consolidated Financial Statements in Item 8. Accordingly, the Company's net cash obligation as of January 2, 2021 associated with the aforementioned remediation activities is $158.3 million. The range of environmental remediation costs that is reasonably possible is $102.9 million to $245.3 million, which is subject to change in the near term. The Company may be liable for environmental remediation of sites it no longer owns. Liabilities have been recorded on those sites in accordance with the Company's policy.

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
Compliance with government regulations, including environmental regulations, has not had, and based on current information and the applicable laws and regulations currently in effect, is not expected to have a material effect on the Company's capital expenditures, results of operations or competitive position. However, laws and regulations may be changed, accelerated or adopted that impose significant operational restrictions and compliance requirements upon the Company and which could negatively impact its operating results and financial condition.
Human Capital Management
The Company’s purpose is For Those Who Make the World, which puts employees, customers, communities and plants at the heart of its human capital strategies and practices. The Company defines success as delivering value for all stakeholders. The Company believes its commitment to quality, safety and sustainability enables its vision to be the type of uniquely human-centered global industrial company that strives to keep every stakeholder in mind and the Company's values, operating model and oversight of its human capital support this purpose.
As of January 2, 2021, the Company had approximately 53,100 employees in over 60 countries, approximately one-third of whom were employed in the U.S. In addition, the Company had approximately 10,500 temporary contractors globally, primarily in operations. The workforce is comprised of approximately 68% hourly-paid employees, principally in manufacturing, distribution center and security monitoring operations, and 32% salaried employees. Nearly 1,400 U.S. employees are covered by collective bargaining agreements dispersed among 28 different local labor unions, and a majority of European employees are represented by workers councils. The Company strives to maintain a positive relationship with all its employees, as well as the unions and workers councils representing them where applicable. There have been no significant interruptions of the Company’s operations in recent years due to labor disputes.
Governance and Oversight
The CEO and the management Executive Committee are entrusted with developing and advancing the Company’s key human capital strategy which is reviewed with the Board of Directors. The Chief Human Resource Officer is charged with the development and stewardship of this strategy on an enterprise-wide basis. This incorporates a broad range of dimensions, including culture, values, labor and employee relations, leadership capabilities, performance management and total rewards. Diversity, equity and inclusion are key to successfully achieving business and organizational objectives. Key processes include ongoing performance and development feedback, quarterly diversity, equity and inclusion reviews, and periodic engagement surveys that are reviewed by the management Executive Committee and Board of Directors. Code of Business Ethics, Workplace Harassment Prevention, and Managing Unconscious Bias trainings are provided to employees and the content is regularly reviewed for applicability and improvement, and updated as needed. All employees have access to the INTEGRITY@SBD platform where support, guidance and resources are available on topics regarding integrity, code of ethics, diversity, compliance, and workplace harassment. Employees are encouraged to address any concerns through multiple channels, including anonymously whenever possible, without fear of retaliation or retribution.
Diversity, Equity & Inclusion
The Company's management Executive Committee, Board of Directors and workforce are dedicated to diversity, equity and inclusion and work to ensure that all employees feel valued, heard and are positioned to succeed. As of January 2, 2021, the Company's CEO and his direct staff reside in the U.S. and are comprised of 27% women and 20% of the CEO and his direct staff are racially or ethnically diverse. Women represent approximately 31% of the global workforce. As stated in the Company's Equal Employment Opportunity reporting to the U.S. government, in the U.S., approximately 33% of employees are racially or ethnically diverse.
The Company strives to create a culture of equality that unlocks human potential and uncovers the key drivers of a workplace in which everyone can advance and thrive. The Company is executing initiatives across the global workforce designed to foster an inclusive workplace and facilitate equitable career development opportunities. The Company has nine employee resource groups ("ERGs") with more than 90 local chapters across the globe. These ERGs are formed around various dimensions of diversity and participation across groups is encouraged. The ERGs include Abilities (including cognitive, social-emotional, and physical abilities), African Ancestry, Asian Heritage, Hispanic/Latinx, Developing Professionals, Pride & Allies (LGBTQ+),

Veterans, Women, and Working Parents. Company leaders actively participate, sponsor and engage with the ERGs. Management monitors hiring, retention, promotion and continued progress toward achieving the Company's diversity goals. The Company also prioritizes investing in its communities by supporting individuals and organizations that advance these goals across cities and regions in which it operates. In 2020, the management Executive Committee prioritized a focus on gender and racial/ethnic diversity across the Company. The Company launched an equity campaign designed to reach, inspire, support and engage (“RISE”) women and people of color. Through RISE, the Company has supported ten actions to confront racism and social injustice throughout its communities and across the world, which includes specific goals across culture, career, and community focus areas. In 2019, the Company became a signatory of Paradigm for Parity committing to addressing the gender gap in corporate leadership. The Company has also participated in the Business Roundtable Diversity & Inclusion Index, where the largest U.S.-based employers are committed to building a more inclusive environment. The Company's CEO was among the signatories of the CEO Action for Diversity & Inclusion.
Lifelong Learning
The Company believes a sustainable competitive advantage is achieved through lifelong learning. The employees' rate of learning, resilience, and adaptive performance enables the Company to innovate, operate with excellence, and deliver value to customers and shareholders. Employee learning and development is a key enabler to engage, motivate and inspire the Company's workforce and is supported internally through the Stanley Black & Decker University and externally with key partners. Tailored programs address career advancement, leadership development, and skill development needs of the workforce across the Company. Employees consumed more than 25,000 hours of online voluntary learning in 2020. As a leader in advanced manufacturing the Company also strives to provide meaningful training and development for critical skills, new skills, and ways of working with technology to its labor and factory workforce. This includes new operational skills, maintenance, digital, and management skills. The Company utilizes a broad range of capabilities, modes of learning, and platforms, including the use of artificial intelligence and data analytics to achieve its lifelong learning and advanced manufacturing objectives.
Talent Attraction, Advancement, and Retention
The diversity of skills, ways of working, and adaptability of the Company's operating model continue to increase and are reflected in all aspects of its talent management practices. Approximately 35% of global new hires in 2020 were women, and in the U.S. approximately 47% of new employees were racially or ethnically diverse. Internal talent reviews are conducted annually to manage talent and leadership performance. The Company utilizes feedback provided by employees through multiple channels, including internal social platforms, listening sessions, and periodic surveys to improve the employee experience and aspires to be the employer of choice. Development and succession plans are managed in partnership with Human Resources and business segments. Employee compensation and benefits are globally managed and locally adjusted to maintain market and skill competitiveness to attract and retain talent.
Employee Wellness, Health and Safety
The Company is committed to providing competitive benefits to attract and retain talent, that vary by country, including benefits and programs to support healthy lifestyles, mental health, and retirement readiness. In 2020, the Company's commitment to ensuring the health and safety of its employees and supply chain partners was demonstrated through its agile and adaptive response to the ongoing novel coronavirus (COVID-19) pandemic. The Company was able to sustain business operations by implementing critical safety measures and wellness policies, oversight and systems. These actions proved to be highly effective in protecting critical manufacturing and operating employees in site locations and field operations. The Company also quickly transitioned its office employees around the globe to a nearly complete virtual workforce, providing the necessary technical and collaboration support to enable these employees to adjust to a virtual working environment. The Company believes the adopted hybrid work policies are likely to be a lasting result of the pandemic and will be a key enabler to support the broad needs of critical on-site to fully virtual employees. Additional information regarding the Company's response to COVID-19 is available under the caption “COVID-19 Pandemic” in Item 7.
The Company’s Environmental, Health, and Safety (“EHS”) Management System Plan describes the core elements of health and safety responsibility and accountability, including policies and procedures, designed in alignment with global standards, the Company’s Code of Business Ethics, applicable law and individual facility needs. Health and safety requirements apply to all employees and operating unit locations worldwide, including all manufacturing facilities, distribution centers, warehouses, field service centers, retail, office locations and mobile units, as well as to the Company's subsidiaries and joint ventures (in which the Company exercises decision making control over operations). Legal requirements may vary in different countries in which the Company’s facilities are located. Primary measures of safety performance include Total Recordable Incident Rate ("TRIR") and the Lost Time Incident Rate ("LTIR") based upon the number of incidents per 100 employees (or per 200,000 work hours).

Through December 2020, the Company reported a TRIR of 0.48, a LTIR of 0.17 and zero work-related fatalities. Reported total workforce numbers include employees and supervised contractors.
Additional information regarding the Company's Human Capital programs and initiatives is available in the Company's Annual Sustainability Report located under the Social Responsibility section of the Company’s website. The information on the Company’s website is not, and is not intended to be, part of this Form 10-K and is not incorporated into this report by reference.
Research and Development Costs
Research and development costs, which are classified in Selling, general and administrative ("SG&A"), were $211.0 million, $255.2 million and $275.8 million for fiscal years 2020, 2019 and 2018, respectively. The reduction in spending in 2020 versus 2019 was primarily due to the temporary cost actions taken in response to COVID-19 that were broadly reinstated. In 2021, the Company plans to return to historic normalized spend levels consistent with 2019 as the Company continues to focus on becoming known as one of the world's greatest innovators and remains committed to generating new core and breakthrough innovations.
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

Business and Operational Risks

The continued adverse effects of the COVID-19 pandemic and an indeterminate recovery period could have a materially negative impact on the Company’s business, operations, financial condition, results of operations, and liquidity, the nature and extent of which is highly uncertain.

The impact of the COVID-19 pandemic has resulted in a widespread public health crisis and governmental authorities have implemented numerous measures attempting to contain and mitigate the effects of the virus. These measures have adversely affected, and may continue to adversely affect, the Company’s workforce and operations and the operations of its customers, distributors, suppliers and contractors. There is significant uncertainty regarding such measures and potential future measures, and restrictions on the Company's access to its manufacturing facilities or on its support operations or workforce, or similar limitations for its distributors and suppliers. These measures have limited and could continue to limit customer demand and/or the Company's capacity to meet customer demand, which could have a material negative impact on its financial condition and results of operations. In addition, a sustained downturn in customer demand or other economic conditions could result in material charges related to bad debt or inventory write-offs, restructuring charges, or impairments of long-lived assets, including both tangible and intangible assets. Furthermore, a sustained downturn in financial markets and asset values could adversely affect the Company’s cost of capital, liquidity and access to capital markets, in addition to potentially increasing its pension funding obligations to ensure its pension plans continue to be adequately funded.

The ongoing COVID-19 pandemic has caused the Company to modify its business practices (including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences), and the Company may take further actions as may be required by government authorities or that the Company determines are in the best interests of its employees, customers, distributors, suppliers and contractors. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus, and the Company's ability to perform critical functions could be harmed. Furthermore, as a result of the ongoing COVID-19 pandemic, the Company executed certain temporary and permanent cost reduction measures including adjustments to its supply chain and manufacturing labor base to match the demand environment and reductions in staffing, compensation and benefits in a manner that allows the Company to respond to changes in demand. These cost reduction measures may not prove to be successful and the Company may need to undertake further measures that could adversely impact its business and/or its ability to ramp up operations in a timely manner.

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

In addition, the ongoing COVID-19 pandemic may also limit the Company’s resources or delay the Company’s ability to implement strategic initiatives. If strategic initiatives are delayed, such initiatives may not achieve some or all of the expected benefits, which could have a material adverse effect on the Company’s competitive position, business, financial condition and results of operations and cash flows.

The continued spread of COVID-19 has caused, and may continue to cause, significant reductions in demand or significant volatility in demand for certain of the Company’s products. As lockdowns occurred in the first and second quarters of 2020, those subject to lockdowns engaged in home improvement projects in large numbers, and demand for the Company’s products at its retail partners increased significantly. As different geographical areas anticipate moving into a recovery era, demand for the Company’s products may decrease as focus shifts to activities outside the home. The degree to which COVID-19 ultimately affects the Company’s results and operations will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, the availability, distribution, acceptance and efficacy of a vaccine, and how quickly and to what extent normal economic and operating conditions can resume.

Changes in customer preferences, the inability to maintain mutually beneficial relationships with large customers, inventory reductions by customers, and the inability to penetrate new channels of distribution could adversely affect the Company’s business.

The Company has certain significant customers, particularly home centers and major retailers. In 2020, the two largest customers comprised approximately 27% of net sales, with U.S. and international mass merchants and home centers collectively comprising approximately 42% of net sales. The loss or material reduction of business, the lack of success of sales initiatives, or changes in customer preferences or loyalties for the Company’s products, related to any such significant customer could have a material adverse impact on the Company’s results of operations and cash flows. In addition, the Company’s major customers are volume purchasers, a few of which are much larger than the Company and have strong bargaining power with suppliers. This limits the ability to recover cost increases through higher selling prices. Furthermore, unanticipated inventory adjustments by these customers can have a negative impact on the Company's net sales.

If customers in the Convergent Security Solutions ("CSS") business are dissatisfied with services and switch to competitive services or disconnect for other reasons, such as preference for digital technology products or other technology enhancements not then offered by CSS, the Company's attrition rates may increase. In periods of increasing attrition rates, recurring revenue and results of operations may be materially adversely affected. The risk is more pronounced in times of economic uncertainty, as customers may reduce amounts spent on the products and services the Company provides.

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

Operations Excellence, one element of the SBD Operating Model, is a continuous operational improvement process applied to many aspects of the Company’s business such as procurement, quality in manufacturing, maximizing customer fill rates, integrating acquisitions and other key business processes. In the event the Company is not successful in effectively applying the Operations Excellence principles to its key business processes, including those of acquired businesses, its ability to compete and future earnings could be adversely affected.

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

A significant portion of the Company’s products are sold through home centers and mass merchant distribution channels in the U.S. and Europe. A consolidation of retailers in both North America and abroad has occurred over time and the increasing size and importance of individual customers creates risk of exposure to potential volume loss. The loss of certain larger home centers as customers would have a material adverse effect on the Company’s business.

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

The pace of technological change is increasing at an exponential rate. The continued creation, development and advancement of new technologies such as 5G data networks, artificial intelligence, blockchain, quantum computing, data analytics, 3-D printing, robotics, sensor technology, data storage, neural networks, augmented reality, amongst others, as well as other technologies in the future that are not foreseen today, continue to transform the Company’s processes, products and services.

In order to remain competitive, the Company will need to stay abreast of such technologies, require its employees to continue to learn and adapt to new technologies and be able to integrate them into its current and future business models, products, services and processes and also guard against existing and new competitors disrupting its business using such technologies. The Company’s strategy, value creation model, operating model and innovation ecosystem have important technological elements and many of the Company’s products and offerings are based on technological advances, including artificial intelligence, machine learning, advanced analytics and the Internet of Things. In addition, the Company will need to compete for talent that is familiar with such technologies including upskilling its workforce. There can be no assurance that the Company will continue to compete effectively with its industry peers due to technological changes, which could result in a material adverse effect on the Company's business and results of operations.

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

The Company generates a significant portion of its total revenue outside of the United States. Business operations outside of the United States are subject to political, economic and other risks inherent in operating in certain countries, such as:

•the difficulty of enforcing agreements and protecting assets through legal systems outside the U.S. including intellectual property rights, which may not be recognized, and which the Company may not be able to protect outside the U.S. to the same extent as under U.S. law;
•managing widespread operations and enforcing internal policies and procedures such as compliance with U.S. and foreign anti-bribery, anti-corruption, and sanctions regulations;
•trade protection measures and import or export licensing requirements including those related to the U.S.'s relationship with China;
•the application of certain labor regulations outside of the United States;
•compliance with a wide variety of non-U.S. laws and regulations;
•ongoing stability or changes in the general political and economic conditions in the countries where the Company operates, particularly in emerging markets;
•the threat of nationalization and expropriation;
•increased costs and risks of doing business and managing a workforce in a wide variety of jurisdictions;
•the increased possibility of cyber threats in certain jurisdictions;
•government controls limiting importation of goods;
•government controls limiting payments to suppliers for imported goods;
•limitations on, or impacts from, the repatriation of foreign earnings; and
•exposure to wage, price and capital controls.

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

The Company’s ability to import products in a timely and cost-effective manner may also be affected by conditions at ports or issues that otherwise affect transportation and warehousing providers, such as fluctuations in freight costs, port and shipping capacity, labor disputes, severe weather due to climate change or increased homeland security requirements in the U.S. and other countries. These issues could delay importation of products or require the Company to locate alternative ports or warehousing providers to avoid disruption to customers. These alternatives may not be available on short notice or could result in higher transit costs, which could have an adverse impact on the Company’s business and financial condition.

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

The Company is committed to continuous productivity improvement and evaluating opportunities to reduce fixed costs, simplify or improve processes, and eliminate excess capacity. The Company has undertaken restructuring actions, the savings of which may be mitigated by many factors, including economic weakness, competitive pressures, and decisions to increase costs in areas such as sales promotion or research and development above levels that were otherwise assumed. Failure to achieve, or delays in achieving, projected levels of efficiencies and cost savings from such measures, or unanticipated inefficiencies resulting from manufacturing and administrative reorganization actions in progress or contemplated, would adversely affect the Company’s business and financial results.

The performance of the Company may suffer from business disruptions with catastrophic losses affecting distribution centers and other infrastructure, or other costs associated with information technology, system implementations, or cyber security risks.

The Company’s operations are significantly dependent on infrastructure, notably certain distribution centers and security alarm monitoring facilities, which are concentrated in various geographic locations. Factors that are hard to predict or are beyond the Company’s control, like weather (including any potential effects of climate change), natural disasters, supply and commodity shortages, fire, explosions, acts or threats of war or terrorism, political unrest, cybersecurity breaches, sabotage, generalized labor unrest or public health crises, including pandemics, could damage or disrupt the Company’s infrastructure, or that of its suppliers or distributors. If the Company does not effectively plan for or respond to disruptions in its operations, or cannot quickly repair damage to its information, production or supply systems, the Company may be late in delivering or unable to deliver products and services to its customers, and the quality and safety of its products and services might be negatively affected. If a material or extended disruption occurs, the Company may lose its customers’ or business partners’ confidence or suffer damage to its reputation, and long-term consumer demand for its products and services could decline. Although the Company maintains business interruption insurance, it may not fully protect the Company against all adverse effects that could result from significant disruptions. These events could materially and adversely affect the Company’s product sales, financial condition and results of operations.

The Company relies heavily on digital technology, including those of third parties, to manage and operate its businesses, and record and process transactions. Digital technologies are important to sales and marketing, production planning, manufacturing, customer service and order fulfillment among other business-critical processes. Consistent and efficient operation of the computer hardware and software systems is imperative to the successful sales and earnings performance of the Company's various businesses in many countries. Additionally, the Company relies on software applications and enterprise cloud storage systems and cloud computing services provided by third-party vendors, and the Company's business may be adversely affected by service disruptions or security breaches in such third-party systems.

In addition, the Company is in the process of system integrations, conversions, and capability additions such as eCommerce, Artificial Intelligence and Data Analytics to drive enhanced business outcomes. There can be no assurances that expected expense or revenue synergies will be achieved or that there will not be delays to the expected timing of system integrations, conversions or capability additions. It is possible the costs to complete the system integrations, conversions or capability additions may exceed expectations, and that significant costs may be incurred that will require immediate expense recognition as opposed to capitalization. The risk of disruption to key operations and overall business is increased when complex system changes, such as integrations, conversions or additions are undertaken. If systems fail to function effectively, or become damaged, operational delays may ensue and the Company may be forced to make significant expenditures to remedy such issues. Any significant disruption in the Company’s digital technology could have a material adverse impact on its business and results.

Despite efforts to prevent such situations and maintaining insurance policies and loss control and risk management practices that partially mitigate these risks, the Company’s digital technologies may be affected by damage or interruption from, among other causes, power outages, system failures or cyber attacks.

Industry and Economic Risks

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

Further, as a result of inflationary or deflationary economic conditions, the Company believes it is possible that a limited number of suppliers may either cease operations or require additional financial assistance from the Company in order to fulfill their obligations. In a limited number of circumstances, the magnitude of the Company’s purchases of certain items is of such significance that a change in established relationships with suppliers or increase in the costs of purchased raw materials, component parts or finished goods could result in manufacturing interruptions, delays, inefficiencies or an inability to market products. Changes in value-added tax rebates, currently available to the Company or to its suppliers, could also increase the costs of the Company’s manufactured products, as well as purchased products and components, and could adversely affect the Company’s results.

In addition, many of the Company’s products incorporate battery technology. As other industries begin to adopt similar battery technology for use in their products or increase their current consumption of battery technology, the increased demand could place capacity constraints on the Company’s supply chain. In addition, increased demand for battery technology may also increase the costs to the Company for both the battery cells as well as the underlying raw materials. If the Company is unable to mitigate any possible supply constraints, related increased costs or drive alternative technology through innovation, its profitably and financial results could be negatively impacted.

Uncertainty about the financial stability of economies outside the U.S. could have a significant adverse effect on the Company's business, results of operations and financial condition.

The Company generates approximately 39% of its revenues outside the U.S., including 19% from Europe and 11% from various emerging market countries. Each of the Company’s segments generates sales in these marketplaces. While the Company believes any downturn in the European or emerging marketplaces might be offset to some degree by the relative stability in North America, the Company’s future growth, profitability and financial liquidity could be affected, in several ways, including but not limited to the following:

•depressed consumer and business confidence may decrease demand for products and services;
•customers may implement cost reduction initiatives or delay purchases to address inventory levels;

•significant declines of foreign currency values in countries where the Company operates could impact both the revenue growth and overall profitability in those geographies;
•a slowing or contracting Chinese economy could reduce China’s consumption and negatively impact the Company’s sales in that region, as well as globally;
•a devaluation of foreign currencies could have an effect on the credit worthiness (as well as the availability of funds) of customers in those regions impacting the collectability of receivables;
•a devaluation of foreign currencies could have an adverse effect on the value of financial assets of the Company in the effected countries; and
•the impact of an event (individual country default, Brexit, or break up of the Euro) could have an adverse impact on the global credit markets and global liquidity potentially impacting the Company’s ability to access these credit markets and to raise capital.

Continuing uncertainty associated with Brexit could adversely affect the Company’s business.

While the UK Parliament has voted to approve the withdrawal/transition agreement negotiated by the EU and the UK government and while, in December 2020, the UK and the EU agreed on a trade and cooperation agreement that will apply provisionally after the end of the transition period, significant uncertainty remains with respect to the impacts of Brexit. Brexit could adversely affect European or worldwide political, regulatory, economic or market conditions and could contribute to instability in global political institutions, regulatory agencies and financial markets. Any impact from Brexit on the Company's business and operations over the long term will depend, in part, on the outcome of the implementation of the trade and cooperation agreement, future agreements (or lack thereof) between the UK and the EU, including with respect to tariff, tax treaties, trade, regulatory, and other negotiations.

In particular, the Company's operations in the UK will be particularly exposed to the risks and uncertainties relating to Brexit. Under the trade and cooperation agreement, UK service suppliers no longer benefit from automatic access to the entire EU single market, UK goods no longer benefit from the free movement of goods and there is no longer the free movement of people between the UK and the EU. The Bank of England and other observers have warned of a significant probability of a Brexit-related recession in the UK. Volatility in exchanges rates, including potential declines in the value of the British Pound, and in interest rates are also expected. Disruptions and uncertainty caused by Brexit may also cause customers to closely monitor their costs and reduce their spending budget on the Company's products and services. These impacts could cause a significant decline in revenue as the Company generates approximately 4% of its revenues in the UK. In addition, as the UK determines which EU laws to replace or replicate, including UK competition laws, Brexit could lead to potentially divergent national laws and regulations. Lack of clarity about the future relationship between the UK and the EU, and the laws and regulations that may apply, including in particular with respect to aspects of laws and regulations which were not covered by the trade and cooperation agreement, such as financial laws and regulations, could increase costs and depress economic activity. Any of the foregoing factors could result in an uncertain and difficult regulatory environment that could negatively impact the Company’s UK business.

The Company is exposed to market risk from changes in foreign currency exchange rates which could negatively impact profitability.

The Company manufactures and sells its products in many countries throughout the world. As a result, there is exposure to foreign currency risk as the Company enters into transactions and makes investments denominated in multiple currencies. The Company’s predominant currency exposures are related to the Euro, Canadian Dollar, British Pound, Australian Dollar, Brazilian Real, Argentine Peso, Chinese Renminbi (“RMB”) and the Taiwan Dollar. In preparing its financial statements, for foreign operations with functional currencies other than the U.S. dollar, asset and liability accounts are translated at current exchange rates, while income and expenses are translated using average exchange rates. With respect to the effects on translated earnings, if the U.S. dollar strengthens relative to local currencies, the Company’s earnings could be negatively impacted. Although the Company utilizes risk management tools, including hedging, as it deems appropriate, to mitigate a portion of potential market fluctuations in foreign currencies, there can be no assurance that such measures will result in all market fluctuation exposure being eliminated. The Company generally does not hedge the translation of its non-U.S. dollar earnings in foreign subsidiaries but may choose to do so in certain instances.

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

Financing Risks

The Company has incurred, and may incur in the future, significant indebtedness, and may in the future issue additional equity securities, including in connection with mergers or acquisitions, which may impact the manner in which it conducts business or the Company’s access to external sources of liquidity. The potential issuance of such securities may limit the Company’s ability to implement elements of its growth strategy and may have a dilutive effect on earnings.

As described in Note H, Long-Term Debt and Financing Arrangements, of the Notes to Consolidated Financial Statements in Item 8, the Company has a five-year $2.0 billion committed credit facility and a 364-day $1.0 billion committed credit facility. No amounts were outstanding against either of these facilities at January 2, 2021. As of January 2, 2021, the Company had $4.3 billion principal amount of indebtedness.

The instruments and agreements governing certain of the Company’s current indebtedness contain requirements or restrictive covenants that include, among other things:

•a limitation on creating liens on certain property of the Company and its subsidiaries;
•a restriction on entering into certain sale-leaseback transactions;
•customary events of default. If an event of default occurs and is continuing, the Company might be required to repay all amounts outstanding under the respective instrument or agreement; and
•maintenance of a specified financial ratio. The Company has an interest coverage covenant that must be maintained to permit continued access to its committed revolving credit facilities. The interest coverage ratio tested for covenant compliance compares adjusted Earnings Before Interest, Taxes, Depreciation and Amortization to adjusted Interest Expense ("adjusted EBITDA"/"adjusted Interest Expense"); such adjustments to interest or EBITDA include, but are not limited to, removal of non-cash interest expense and stock-based compensation expense. In April 2020, the Company entered into an amendment to: (a) amend the definition of Adjusted EBITDA to allow for additional adjustment addbacks, which primarily relate to anticipated incremental charges related to the COVID-19 pandemic, for amounts incurred beginning in the second quarter of 2020 through the second quarter of 2021, and (b) lower the minimum interest coverage ratio from 3.5 to 2.5 times for the period from and including the second quarter of 2020 through the end of fiscal year 2021. The interest coverage ratio must not be less than 2.5 times and is computed quarterly, on a rolling twelve months (last twelve months) basis. Under this covenant definition, the interest coverage ratio was 8.4 times EBITDA or higher in each of the 2020 quarterly measurement periods. Management does not believe it is reasonably likely the Company will breach this covenant. Failure to maintain this ratio could adversely affect further access to liquidity.

Future instruments and agreements governing indebtedness may impose other restrictive conditions or covenants. Such covenants could restrict the Company in the manner in which it conducts business and operations as well as in the pursuit of its growth and acquisition strategy.

The Company is exposed to counterparty risk in its hedging arrangements.

From time to time, the Company enters into arrangements with financial institutions to hedge exposure to fluctuations in currency and interest rates, including forward contracts, options and swap agreements. The Company may incur significant losses from hedging activities due to factors such as demand volatility. The failure of one or more counterparties to the Company’s hedging arrangements to fulfill their obligations could adversely affect the Company’s results of operations.

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

A portion of the Company’s indebtedness bears interest at rates that fluctuate with changes in certain short-term prevailing interest rates, including the LIBOR. The UK Financial Conduct Authority announced in 2017 that it intends to phase out LIBOR by the end of 2021. In addition, other regulators have suggested reforming or replacing other benchmark rates. These may be replaced by the Secured Overnight Financing Rate or other benchmark rates over the next several years. The discontinuation, reform or replacement of LIBOR or any other benchmark rates may have an unpredictable impact on contractual mechanics in the credit markets or cause disruption to the broader financial markets. These changes, and related uncertainty as to the nature of such potential discontinuation, reform or replacement may create incremental uncertainty in obtaining financing or increase the cost of borrowing. At this time, the Company cannot predict the overall effect of the modification or discontinuation of LIBOR or the establishment of alternative benchmark rates.

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

As a result of the Black and Decker merger and other acquisitions, the Company has approximately $10.0 billion of goodwill, approximately $2.2 billion of indefinite-lived trade names and approximately $1.9 billion of net definite-lived intangible assets at January 2, 2021. The Company is required to periodically, at least annually, determine if its goodwill or indefinite-lived trade names have become impaired, in which case it would write down the impaired portion of the asset. The definite-lived intangible assets, including customer relationships, are amortized over their estimated useful lives and are evaluated for impairment when appropriate. Impairment of intangible assets may be triggered by developments outside of the Company’s control, such as worsening economic conditions, technological change, intensified competition or other factors, which could have an adverse effect on the Company’s financial condition and results of operations.

If the investments in employee benefit plans do not perform as expected, the Company may have to contribute additional amounts to these plans, which would otherwise be available to cover operating expenses or other business purposes.

The Company sponsors pension and other post-retirement defined benefit plans. The Company’s defined benefit plan assets are currently invested in equity securities, government and corporate bonds and other fixed income securities, money market instruments and insurance contracts. The Company’s funding policy is generally to contribute amounts determined annually on an actuarial basis to provide for current and future benefits in accordance with applicable law which require, among other things, that the Company make cash contributions to under-funded pension plans. During 2020, the Company made cash contributions to its defined benefit plans of approximately $40 million and expects to contribute $41 million to its defined benefit plans in 2021.

There can be no assurance that the value of the defined benefit plan assets, or the investment returns on those plan assets, will be sufficient in the future. It is therefore possible that the Company may be required to make higher cash contributions to the plans in future years which would reduce the cash available for other business purposes, and that the Company will have to recognize a significant pension liability adjustment which would decrease the net assets of the Company and result in higher expense in future years. The fair value of the defined benefit plan assets at January 2, 2021 was approximately $2.4 billion.

Strategic Risks

The successful execution of the Company’s business strategy depends on its ability to recruit, retain, train, motivate, and develop employees and execute effective succession planning.

The success of the Company’s efforts to grow its business depends on the contributions and abilities of key executives and management personnel, its sales force and other personnel, including the ability of its sales force to adapt to any changes made in the sales organization and achieve adequate customer coverage. The Company must therefore continue to recruit, retain, train and motivate management, sales and other personnel sufficiently to maintain its current business and support its projected growth. In addition, the Company must invest heavily in reskilling and upskilling its employees, including placing an emphasis on lifelong learning.

A shortage of key employees might jeopardize the Company’s ability to implement its growth strategy, and changes in the key management team can result in loss of continuity, loss of accumulated knowledge, departure of other key employees, disruptions to the Company’s operations and inefficiency during transitional periods. The Company’s reputation, business, revenue and results of operations could be materially and adversely affected if it is unable to recruit, retain, train, motivate, and develop employees and successfully execute organizational change and management transitions at leadership levels.

The Company’s acquisitions, as well as general business reorganizations, may result in significant costs and certain risks for its business and operations.

In 2020, the Company completed the Consolidated Aerospace Manufacturing, LLC (“CAM”) acquisition, as well as smaller acquisitions, and may make additional acquisitions in the future.

Acquisitions involve a number of risks, including:
•the failure to identify the most suitable candidates for acquisitions;
•the difficulties and cost in obtaining any necessary regulatory approvals;
•the ability to identify and close on appropriate acquisition opportunities within desired time frames at reasonable cost;
•the anticipated additional revenues from the acquired companies do not materialize, despite extensive due diligence;
•the possibility that the acquired companies will not be successfully integrated or that anticipated cost savings, synergies, or other benefits will not be realized;
•the acquired businesses will lose market acceptance or profitability;
•the diversion of Company management’s attention and other resources;
•the incurrence of unexpected costs and liabilities, including those associated with undisclosed pre-closing regulatory violations by the acquired business; and
•the loss of key personnel, clients or customers of acquired companies.

In addition, the success of the Company’s long-term growth and acquisition strategy will depend in part on successful general reorganization including its ability to:
•combine businesses and operations;
•integrate departments, systems and procedures; and
•obtain cost savings and other efficiencies from such reorganizations, including the Company's margin resiliency initiative.

Failure to effectively integrate acquired companies, consummate or manage any future acquisitions or general business reorganizations, and mitigate the related risks, may adversely affect the Company’s existing businesses and harm its operational results due to large write-offs, significant restructuring costs, contingent liabilities, substantial depreciation, and/or adverse tax or other consequences. The Company cannot ensure that such integrations and reorganizations will be successfully completed or that all of the planned synergies and other benefits will be realized.

Expansion of the Company’s activity in emerging markets may result in risks due to differences in business practices and cultures.

The Company’s growth plans include efforts to increase revenue from emerging markets through both organic growth and acquisitions. Local business practices in these regions may not comply with U.S. laws, local laws or other laws applicable to the Company. When investigating potential acquisitions, the Company seeks to identify historical practices of target companies that would create liability or other exposures for the Company were they to continue post-completion or as a successor to the target. Where such practices are discovered, the Company assesses the risk to determine whether it is prepared to proceed with the transaction. In assessing the risk, the Company looks at, among other factors, the nature of the violation, the potential liability, including any fines or penalties that might be incurred, the ability to avoid, minimize or obtain indemnity for the risks, and the likelihood that the Company would be able to ensure that any such practices are discontinued following completion of the acquisition through implementation of its own policies and procedures. Due diligence and risk assessment are, however, imperfect processes, and it is possible that the Company will not discover problematic practices until after completion, or that the Company will underestimate the risks associated with historical activities. Should that occur, the Company may incur fees, fines, penalties, injury to its reputation or other damage that could negatively impact the Company's earnings.

Legal, Tax, Regulatory and Compliance Risks

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

The Company considers its intellectual property rights, including patents, trademarks, copyrights and trade secrets, and licenses held, to be a significant part and valuable aspect of its business. The Company attempts to protect its intellectual property rights through a combination of patent, trademark, copyright and trade secret laws, as well as licensing agreements and third-party nondisclosure and assignment agreements.

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

In addition, the Company's ability to compete could be negatively impacted by its failure to obtain and adequately protect its intellectual property and preserve its associated intellectual property rights, including patents, copyrights, trade secrets, and licenses, as well as its products and any new features of its products or processes. The Company's patent applications may not be approved and any patents owned could be challenged, invalidated or designed around by third parties. In addition, the Company's patents may not be of sufficient scope or strength to provide meaningful protection or commercial advantage.

The Company is exposed to risks related to cybersecurity.
The Company’s operations rely on the secure processing, storage and transmission of confidential, sensitive, proprietary and other types of information relating to its business operations, as well as confidential and sensitive information about its customers and employees maintained in the Company’s computer systems and networks, certain products and services, and in the computer systems and networks of its third-party vendors. Cyber threats are rapidly evolving as data thieves and hackers have become increasingly sophisticated and carry out direct large-scale, complex automated attacks against a company or through vendor software supply chain compromises. In particular, the Company is increasingly relying on its IT infrastructure to support its operations as it manages the impact of COVID-19, including supporting remote-work protocols for a substantial number of the Company’s employees in regions impacted by the spread of COVID-19, which can increase cyber risks. The Company is not able to anticipate or prevent all such attacks and could be held liable for any resulting material security breach or data loss. In addition, it is not always possible to deter misconduct by employees or third-party vendors.

Breaches of the Company’s technology systems, or those of the Company’s vendors, whether from circumvention of security systems, denial-of-service attacks or other cyber-attacks, hacking, “phishing” attacks, computer viruses, ransomware or malware, employee or insider error, malfeasance, social engineering, vendor software supply chain compromises, physical breaches or other actions, have and may result in manipulation or corruption of sensitive data, material interruptions or malfunctions in the Company’s or such vendors’ websites, applications, data processing, and certain products and services, or disruption of other business operations. Furthermore, any such breaches could compromise the confidentiality and integrity of material information held by the Company (including information about the Company’s business, employees or customers), as well as sensitive personally identifiable information, the disclosure of which could lead to identity theft. Breaches of the Company’s products that rely on technology and internet connectivity can expose the Company to product and other liability risk and reputational harm. Measures that the Company takes to avoid, detect, mitigate or recover from material incidents, including implementing and conducting training on insider trading policies for the Company’s employees and maintaining contractual obligations for the Company’s third-party vendors, can be expensive, and may be insufficient, circumvented, or may become ineffective.

The Company has invested and continues to invest in risk management and information security and data privacy measures in order to protect its systems and data, including employee training, organizational investments, incident response plans, table top exercises and technical defenses. The cost and operational consequences of implementing, maintaining and enhancing further data or system protection measures could increase significantly to overcome increasingly intense, complex, and sophisticated global cyber threats. Despite the Company’s best efforts, it is not fully insulated from data breaches and system disruptions. Recent well-publicized security breaches at other companies have led to enhanced government and regulatory scrutiny of the measures taken by companies to protect against cyber-attacks, and may in the future result in heightened cybersecurity requirements, including additional regulatory expectations for oversight of vendors and service providers. Any material breaches of cybersecurity, including the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data, or media reports of perceived security vulnerabilities to the Company’s systems, products and services or those of the Company’s third parties could cause the Company to experience reputational harm, loss of customers and revenue, fines, regulatory actions and scrutiny, sanctions or other statutory penalties, litigation, liability for failure to safeguard the Company’s customers’ information, or financial losses that are either not insured against or not fully covered through any insurance maintained by the Company. The report, rumor or assumption regarding a potential breach may have similar results, even if no breach has been attempted or occurred. Any of the foregoing may have a material adverse effect on the Company’s business, operating results and financial condition.

The Company is exposed to risks related to compliance with data privacy laws.

To conduct its operations, the Company regularly moves data across national borders, and consequently is subject to a variety of continuously evolving and developing laws and regulations in the United States and abroad regarding privacy, data protection and data security. The scope of the laws that may be applicable to the Company is often uncertain and may be conflicting, particularly with respect to foreign laws. For example, the European Union’s General Data Protection Regulation (“GDPR”), which became effective in May 2018, greatly increased the jurisdictional reach of European Union law and added a broad array of requirements for handling personal data, including the public disclosure of significant data breaches. Similarly, the California Consumer Privacy Act of 2018 (“CCPA”), came into effect in January 2020, provides, among other things, a new private right of action for data breaches, requires companies that process information on California residents to make new disclosures to consumers about their data collection, use and sharing practices, and provides consumers with additional rights. The California Privacy Rights and Enforcement Act, which will become effective on January 1, 2023 amends and expands the CCPA, creating new industry requirements, consumer privacy rights and enforcement mechanisms. The Company's reputation and brand and its ability to attract new customers could also be adversely impacted if the Company fails, or is perceived to have failed, to properly respond to security breaches of its or third party’s information technology systems. Such failure to properly respond could also result in similar exposure to liability.

Additionally, other countries have enacted or are enacting data localization laws that require data to stay within their borders. In many cases, these laws and regulations apply not only to transfers between unrelated third parties but also to transfers between the Company and its subsidiaries.

All of these evolving compliance and operational requirements impose significant costs that are likely to increase over time. Privacy laws that may be implemented in the future, including the Schrems II decision invalidating the EU - U.S. Privacy Shield, will continue to require changes to certain business practices, thereby increasing costs, or may result in negative publicity, require significant management time and attention, and may subject the Company to remedies that may harm its business, including fines or demands or orders that the Company modify or cease existing business practices.

Significant judgment and certain estimates are required in determining the Company’s worldwide provision for income taxes. Future tax law changes and audit results may materially increase the Company’s prospective income tax expense.

The Company is subject to income taxation in the U.S. as well as numerous foreign jurisdictions. Significant judgment is required in determining the Company’s worldwide income tax provision and accordingly there are many transactions and computations for which the final income tax determination is uncertain. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments, and which may not accurately anticipate actual outcomes. The Company periodically assesses its liabilities and contingencies for all tax years still subject to audit based on the most currently available information, which involves inherent uncertainty. The Company is routinely audited by income tax authorities in many tax jurisdictions. Although management believes the recorded tax estimates are reasonable, the ultimate outcome of any audit (or related litigation) could differ materially from amounts reflected in the Company’s income tax accruals. Additionally, the global income tax provision can be materially impacted due to foreign currency fluctuations against the U.S. dollar since a significant amount of the Company’s earnings are generated outside the United States. Lastly, it is possible that future income tax legislation may be enacted that could have a material impact on the Company’s worldwide income tax provision, cash tax liability, and effective tax rate beginning with the period that such legislation becomes enacted.

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

In addition, the Company is subject to environmental laws in each jurisdiction in which business is conducted. Some of the Company’s products incorporate substances that are regulated in some jurisdictions in which it conducts manufacturing operations. The Company has been and could be in the future subject to liability if it does not comply with these regulations. In addition, the Company is currently, and may in the future be held responsible for remedial investigations and clean-up costs resulting from the discharge of hazardous substances into the environment, including sites that have never been owned or operated by the Company but at which it has been identified as a potentially responsible party under federal and state environmental laws and regulations. Changes in environmental and other laws and regulations in both domestic and foreign jurisdictions could adversely affect the Company’s operations due to increased costs of compliance and potential liability for non-compliance.

The Company manufactures products, configures and installs security systems and performs various services that create exposure to product and professional liability claims and litigation. The failure of the Company’s products, systems and services to be properly manufactured, configured, installed, designed or delivered, resulting in personal injuries, property damage or business interruption could subject the Company to claims for damages. The Company has and is currently defending product liability claims, some of which have resulted in settlements or monetary judgments against the Company. The costs associated with defending ongoing or future product liability claims and payment of damages could be substantial. The Company’s reputation could also be adversely affected by such claims, whether or not successful.

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

The Company’s sales to government customers exposes it to business volatility and risks, including government budgeting cycles and appropriations, procurement regulations, governmental policy shifts, early termination of contracts, audits, investigations, sanctions and penalties.

The Company derives a portion of its revenues from contracts with the U.S. government, state and local governments and foreign governments. Government contractors must comply with specific procurement regulations and other requirements. These requirements, although customary in government contracts, could impact the Company’s performance and compliance costs, including limiting or delaying the Company’s ability to share information with its business partners, customers and investors, which may negatively impact the Company’s business and reputation.

The U.S. government may demand contract terms that are less favorable than standard arrangements with private sector customers and may have statutory, contractual or other legal rights to terminate contracts with the Company. For example, the U.S. government may have contract clauses that permit it to terminate any of the Company’s government contracts and subcontracts at its convenience, and procurement regulations permit termination for default based on the Company’s performance. In addition, changes in U.S. government budgetary priorities could lead to changes in the procurement environment, affecting availability of government contracting or funding opportunities. Changes in government procurement policy, priorities, regulations, technology initiatives and requirements, and/or contract award criteria may negatively impact the Company’s potential for growth in the government sector. Changes in government cybersecurity and system requirements could negatively impact the Company’s eligibility for the award of future contracts, negatively impacting the Company’s business and reputation.

Government contracts laws and regulations impose certain risks, and contracts are generally subject to audits, investigations and approval of policies, procedures and internal controls for compliance with procurement regulations and applicable law. If violations of law are found, they could result in civil and criminal penalties and administrative sanctions, including termination of contracts, refund of a portion of fees received, forfeiture of profits, suspension of payments, fines and suspensions or debarment from future government business. Each of these factors could negatively impact the Company’s business, results of operations, financial condition, and reputation.

Other Risks

The Company’s results of operations and earnings may not meet guidance or expectations.

The Company’s results of operations and earnings may not meet guidance or expectations. The Company may provide public guidance on expected results of operations for future periods. This guidance is comprised of forward-looking statements subject to risks and uncertainties, including the risks and uncertainties described in this Form 10-K and in the Company’s other public filings and public statements, and is based necessarily on assumptions the Company makes at the time it provides such guidance. The Company’s guidance may not always be accurate. The Company may also choose to withdraw guidance, as it did in response to the uncertainty of the COVID-19 pandemic. If, in the future, the Company’s results of operations for a particular period do not meet its guidance or the expectations of investment analysts, the Company reduces its guidance for future periods, or the Company withdraws guidance, the market price of the Company’s common stock could decline significantly.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
As of January 2, 2021, the Company and its subsidiaries owned or leased significant facilities used for manufacturing, distribution and sales offices in 20 states and 18 countries. The Company leases its corporate headquarters in New Britain, Connecticut. The Company has 92 facilities including its corporate headquarters that are larger than 100,000 square feet, as follows:

	Owned	Leased	Total
Tools & Storage	43	22	65
Industrial	15	6	21
Security	1	2	3
Corporate	2	1	3
Total	61	31	92
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

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s common stock is listed and traded on the New York Stock Exchange, Inc. (“NYSE”) under the abbreviated ticker symbol “SWK”, and is a component of the Standard & Poor’s (“S&P”) 500 Composite Stock Price Index. The Company’s high and low quarterly stock prices on the NYSE for the years ended January 2, 2021 and December 28, 2019 follow:

	2020			2019
	High	Low	Dividend Per Common Share	High	Low	Dividend Per Common Share
QUARTER:
First	$172.53	$72.03	$0.69	$138.92	$115.69	$0.66
Second	$148.23	$92.13	$0.69	$153.08	$127.22	$0.66
Third	$166.25	$135.61	$0.70	$152.51	$128.85	$0.69
Fourth	$190.94	$161.48	$0.70	$167.76	$135.09	$0.69
Total			$2.78			$2.70
As of February 5, 2021, there were 9,029 holders of record of the Company’s common stock. Information required by Item 201(d) of Regulation S-K concerning securities authorized for issuance under equity compensation plans can be found under Item 12 of this Annual Report on Form 10-K.
Issuer Purchases of Equity Securities
The following table provides information about the Company’s purchases of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934 for the three months ended January 2, 2021:

2020	Total Number Of Shares Purchased (a)	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of A Publicly Announced Plan or Program	Maximum Number Of Shares That May Yet Be Purchased Under The Program (b)
September 27 - October 31	3,494	$175.67	—	11,450,000
November 1 - November 28	11	$164.57	—	11,450,000
November 29 - January 2	79,591	$176.76	—	11,450,000
Total	83,096	$176.71	—	11,450,000

(a)The shares of common stock in this column were deemed surrendered to the Company by participants in various benefit plans of the Company to satisfy the participants’ taxes related to vesting or delivery of time-vesting restricted share units under those plans.
(b)On July 20, 2017, the Board of Directors approved a new repurchase program for up to 15.0 million shares of the Company’s common stock and terminated its previously approved repurchase program. As of January 2, 2021, the authorized shares available for repurchase under the new repurchase program totaled approximately 11.5 million shares. The currently authorized shares available for repurchase do not include approximately 3.6 million shares reserved and authorized for purchase under the Company’s previously approved repurchase program relating to a forward share purchase contract entered into in March 2015. Refer to Note J, Capital Stock, of the Notes to Consolidated Financial Statements in Item 8 for further discussion.

Stock Performance Graph
The following line graph compares the yearly percentage change in the Company’s cumulative total shareholder return for the last five years to that of the S&P 500 Index and the S&P 500 Industrials Index. The Company has decided to use the S&P 500 Industrials Index, which is utilized by a number of the Company’s industrial peers, for the purpose of this disclosure.

THE POINTS IN THE ABOVE TABLE ARE AS FOLLOWS:	2015	2016	2017	2018	2019	2020
Stanley Black & Decker	$100.00	$109.65	$165.01	$117.68	$167.54	$183.69
S&P 500	$100.00	$111.95	$136.38	$129.28	$171.90	$202.96
S&P 500 Industrials	$100.00	$110.16	$135.19	$130.05	$174.00	$213.76
The comparison assumes $100 invested at the closing price on January 2, 2016 in the Company’s common stock, S&P 500 Index, and S&P 500 Industrials Index. Total return assumes reinvestment of dividends.

ITEM 6. SELECTED FINANCIAL DATA
Acquisitions and divestitures completed by the Company during the five-year period presented below affect comparability of results. Refer to Note E, Acquisitions and Investments, and Note T, Divestitures, of the Notes to Consolidated Financial Statements in Item 8 and prior year 10-K filings for further information.

(Millions of Dollars, Except Per Share Amounts)	2020 (a)	2019 (b)	2018 (c)	2017 (d)	2016
Net sales	$14,535	$14,442	$13,982	$12,967	$11,594
Net Earnings Attributable to Common Shareowners	$1,210	$956	$605	$1,227	$968
Earnings per share of common stock:
Basic	$7.85	$6.44	$4.06	$8.20	$6.63
Diluted	$7.77	$6.35	$3.99	$8.05	$6.53
Percent of net sales:
Cost of sales	65.8%	66.7%	65.3%	63.1%	63.2%
Selling, general and administrative(e)	21.3%	21.1%	22.7%	23.1%	22.7%
Other, net	1.8%	1.7%	2.1%	2.1%	1.6%
Restructuring charges	0.6%	1.1%	1.1%	0.4%	0.4%
Interest, net	1.4%	1.6%	1.5%	1.4%	1.5%
Earnings before income taxes and equity interest	8.7%	7.8%	7.3%	11.8%	10.6%
Net Earnings Attributable to Common Shareowners	8.3%	6.6%	4.3%	9.5%	8.3%
Balance sheet data:
Total assets(f)	$23,566	$20,597	$19,408	$19,098	$15,655
Long-term debt, including current maturities	$4,245	$3,180	$3,822	$3,806	$3,806
Stanley Black & Decker, Inc.’s shareowners’ equity	$11,060	$9,136	$7,836	$8,302	$6,374
Ratios:
Total debt to total capital	27.7%	27.8%	34.9%	31.5%	37.4%
Income tax rate	3.3%	14.2%	40.7%	19.7%	21.3%
Common stock data:
Dividends per share	$2.78	$2.70	$2.58	$2.42	$2.26
Equity per basic share at year-end	$70.40	$60.97	$53.07	$55.20	$42.80
Market price per share — high	$190.94	$167.76	$175.91	$170.03	$125.78
Market price per share — low	$72.03	$115.69	$108.45	$115.75	$90.14
Weighted-average shares outstanding (in 000’s):
Basic	154,176	148,365	148,919	149,629	146,041
Diluted	155,861	150,558	151,643	152,449	148,207
Other information:
Average number of employees(g)	62,606	61,755	60,785	57,076	53,231
Shareowners of record at end of year	9,064	9,360	9,727	10,014	10,313

(a)The Company's 2020 results include $400 million of pre-tax charges related to a cost reduction program, loss on extinguishment of debt, inventory step-up charges, deal costs, Security business transformation and margin resiliency initiatives, and a net loss related to the sales of businesses, partially offset by a release of a contingent consideration liability relating to the CAM acquisition. As a result, as a percentage of Net sales, Cost of sales was 49 basis points higher, Selling, general, & administrative was 121 basis points higher, Other, net was 6 basis points higher, Restructuring charges was 57 basis points higher, and Earnings before income taxes and equity interest was 275 basis points lower. The Company also recorded a tax benefit of $211 million, which is comprised of a $119 million one-time tax benefit associated with a supply chain reorganization and a $92 million tax benefit of the above pre-tax charges. In addition, the Company's share of MTD's net earnings included an after-tax charge of approximately $10 million. Overall, the amounts described above resulted in a decrease to the Company's 2020 Net earnings attributable to common shareowners of $199 million (or $1.27 per diluted share).
(b)The Company's 2019 results include $363 million of pre-tax charges related to restructuring, deal and integration costs, loss on extinguishment of debt, Security business transformation and margin resiliency initiatives, and a gain on a sale of a business. As a result, as a percentage of Net sales, Cost of sales was 27 basis points higher, Selling, general, & administrative was 97 basis points higher, Other, net was 21 basis points higher, Restructuring charges was 106 basis points higher, and Earnings before income taxes and equity interest was 251 basis points lower. In addition, the

Company's share of MTD's net earnings included an after-tax charge of approximately $24 million. Overall, the amounts described above resulted in a decrease to the Company's 2019 Net earnings attributable to common shareowners of $309 million (or $2.05 per diluted share).
(c)The Company's 2018 results include $450 million of pre-tax charges related to acquisitions, an environmental remediation settlement, a non-cash fair value adjustment, a cost reduction program, an incremental freight charge related to a service provider's bankruptcy, and a loss related to a previously divested business. As a result, as a percentage of Net sales, Cost of sales was 47 basis points higher, Selling, general, & administrative was 113 basis points higher, Other, net was 77 basis points higher, Restructuring charges was 84 basis points higher, and Earnings before income taxes was 322 basis points lower. The Company also recorded a net tax charge of $181 million, which is comprised of charges related to the Tax Cuts and Jobs Act ("the Act"), partially offset by the tax benefit of the above pre-tax charges. Overall, the amounts described above resulted in a decrease to the Company's 2018 Net earnings attributable to common shareowners of $631 million (or $4.16 per diluted share).
(d)The Company's 2017 results include $156 million of pre-tax acquisition-related charges and a $264 million pre-tax gain on sales of businesses, primarily related to the divestiture of the mechanical security businesses. As a result, as a percentage of Net sales, Cost of sales was 36 basis points higher, Selling, general, & administrative was 29 basis points higher, Other, net was 45 basis points higher, Restructuring charges was 11 basis points higher, and Earnings before income taxes was 83 basis points higher. The net tax benefit of the acquisition-related charges and gain on sales of businesses was $7 million. Income taxes for 2017 also includes a one-time net tax charge of $24 million related to the Act. Overall, the acquisition-related charges, gain on sales of businesses, and one-time net tax charge related to the Act resulted in a net increase to the Company's 2017 Net earnings attributable to common shareowners of $91 million (or $0.59 per diluted share).
(e)SG&A is inclusive of the Provision for credit losses.
(f)In the first quarter of 2019, the Company adopted ASU 2016-02, Leases (Topic 842) ("new lease standard") utilizing the transition method, which allowed the new lease standard to be applied as of the adoption date with no adjustment for periods prior to fiscal year 2019.  As a result, total assets as of January 2, 2021 and as of December 28, 2019 reflect a lease right-of-use asset of approximately $523 million and $535 million, respectively.
(g)The average number of employees includes temporary contractors.

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
Strategic Objectives
The Company continues to pursue a growth and acquisition strategy, which involves industry, geographic and customer diversification to foster sustainable revenue, earnings and cash flow growth, and employ the following strategic framework in pursuit of its vision to deliver top-quartile financial performance, become known as one of the world’s leading innovators and elevate its commitment to social responsibility:
•Continue organic growth momentum by leveraging the SBD Operating Model to drive innovation and commercial excellence, while diversifying toward higher-growth, higher-margin businesses;
•Be selective and operate in markets where brand is meaningful, the value proposition is definable and sustainable through innovation, and global cost leadership is achievable; and
•Pursue acquisitive growth on multiple fronts by building upon its existing global tools platform, expanding the Industrial platform in Engineered Fastening and Infrastructure, consolidating the commercial electronic security industry, and pursuing adjacencies with sound industrial logic.
Execution of the above strategy has resulted in approximately $11.5 billion of acquisitions since 2002 (excluding the Black & Decker merger), a 20 percent investment in MTD Holdings Inc. ("MTD"), several divestitures, improved efficiency in the supply chain and manufacturing operations, and enhanced investments in organic growth, enabled by cash flow generation and increased debt capacity. In addition, the Company's continued focus on diversification and organic growth has resulted in improved financial results and an increase in its global presence. The Company also remains focused on leveraging its SBD Operating Model to deliver success in the 2020s and beyond. The latest evolution of the SBD Operating Model builds on the strength of the Company's past while embracing changes in the external environment to ensure the Company has the right skillsets, incorporates technology advances in all areas, maintains operational excellence, drives efficiency in business processes and resiliency into its culture, delivers extreme innovation and ensures the customer experience is world class. The operating model underpins the Company's ability to deliver above-market organic growth with margin expansion, maintain efficient levels of selling, general and administrative expenses ("SG&A") and deliver top-quartile asset efficiency.
The Company’s long-term financial objectives remain as follows:

•4-6% organic revenue growth;
•10-12% total revenue growth;
•10-12% total EPS growth (7-9% organically) excluding acquisition-related charges;
•Free cash flow equal to, or exceeding, net income;
•Sustain 10+ working capital turns; and
•Cash Flow Return On Investment ("CFROI") between 12-15%.
In terms of capital allocation, the Company remains committed, over time, to returning approximately 50% of free cash flow to shareholders through a strong and growing dividend as well as opportunistically repurchasing shares. The remaining free cash flow (approximately 50%) will be deployed towards acquisitions.
COVID-19 Pandemic

The novel coronavirus (COVID-19) outbreak has adversely affected the Company's workforce and operations, as well as the operations of its customers, distributors, suppliers and contractors. The COVID-19 pandemic has also resulted in significant volatility and uncertainty in the markets in which the Company operates. To successfully navigate through this unprecedented period, the Company has remained focused on the following key priorities:

•Ensuring the health and safety of its employees and supply chain partners;
•Maintaining business continuity and financial strength and stability;
•Serving its customers as they provide essential products and services to the world; and
•Doing its part to mitigate the impact of the virus across the globe.

To respond to the volatile and uncertain environment, the Company implemented a comprehensive cost reduction and efficiency program, which delivered approximately $500 million of savings in 2020 and is expected to deliver net savings of approximately $125 million in 2021. Cost actions executed under the program included headcount reductions, furloughs, reduced employee work schedules, a voluntary retirement program, and footprint rationalizations. The Company has taken steps to make some of the cost actions permanent while certain employees were returned to full-time status. This ensures the sustainability of the cost reduction program into 2021 while providing more employment stability for the Company's remaining associates.

The program’s primary focus was to: (a) adjust the Company’s supply chain and manufacturing labor base to match the demand environment; (b) substantially reduce indirect spending; (c) reduce staffing, compensation and benefits in a manner that ensured the Company was prepared to respond to changes in demand; and (d) capture the significant raw material deflation opportunity from 2020. In addition, the Company reduced capital expenditures in 2020.

As a result of these actions, the Company continues to believe it is in a strong financial position and has significant flexibility to continue navigating this dynamic period. However, the overall impact of the COVID-19 pandemic on the Company's business, results of operations, or liquidity remains uncertain. Refer to Financial Condition below and Item 1A. Risk Factors in Part I of this Form 10-K for further discussion.

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
On March 8, 2019, the Company acquired the International Equipment Solutions Attachments businesses, Paladin and Pengo, ("IES Attachments"), manufacturers of high quality, performance-driven heavy equipment attachment tools for off-highway applications. The acquisition further diversified the Company's presence in the industrial markets, expanded its portfolio of attachment solutions and provided a meaningful platform for growth.
On January 2, 2019, the Company acquired a 20 percent interest in MTD, a privately held global manufacturer of outdoor power equipment. MTD manufactures and distributes gas-powered lawn tractors, zero turn mowers, walk behind mowers, snow throwers, trimmers, chain saws, utility vehicles and other outdoor power equipment. Under the terms of the agreement, the Company has the option to acquire the remaining 80 percent of MTD beginning on July 1, 2021 and ending on January 2, 2029. In the event the option is exercised, the companies have agreed to a valuation multiple based on MTD’s 2018 Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), with an equitable sharing arrangement for future EBITDA growth. The investment in MTD increases the Company's presence in the greater than $20 billion lawn and garden segment and enables the two companies to work together to pursue revenue and cost opportunities, improve operational efficiency, and introduce new and innovative products for professional and residential outdoor equipment customers, utilizing each company's respective portfolios of strong brands.
On April 2, 2018, the Company acquired Nelson Fastener Systems (“Nelson”), which excluded Nelson's automotive stud welding business. This acquisition, which has been integrated into the Engineered Fastening business, was complementary to the Company's product offerings, enhanced its presence in the general industrial end markets, and expanded its portfolio of highly-engineered fastening solutions.
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

Divestitures
On May 30, 2019, the Company sold its Sargent and Greenleaf mechanical locks business within the Security segment. On February 22, 2017, the Company sold the majority of its mechanical security businesses, which included the commercial hardware brands of Best Access, phi Precision and GMT. These divestitures allow the Company to invest in other areas of the Company that fit into its long-term growth strategy.
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

2020

The Company reported $400 million in pre-tax charges during 2020, which were comprised of the following:

•$71 million reducing Gross Profit pertaining to inventory step-up charges, a cost reduction program and facility-related costs;
•$176 million in SG&A primarily for a cost reduction program, Security business transformation and margin resiliency initiatives;
•$9 million in Other, net primarily related to a cost reduction program, loss on interest rate swaps in connection with the extinguishment of debt, and deal transactions costs, partially offset by a release of a contingent consideration liability relating to the CAM acquisition;
•$14 million net loss related to the sales of businesses;
•$83 million in Restructuring charges pertaining to severance and facility closures; and
•$47 million related to a loss on the extinguishment of debt.

The tax effect on the above net charges was approximately $92 million. The Company also recorded a one-time tax benefit of $119 million associated with a supply chain reorganization. In addition, the Company's share of MTD's net earnings included an after-tax charge of approximately $10 million related primarily to restructuring charges. The amounts above resulted in net after-tax charges of $199 million, or $1.27 per diluted share.

2019

The Company reported $363 million in pre-tax charges during 2019, which were comprised of the following:

•$40 million reducing Gross Profit pertaining to facility-related and inventory step-up charges;
•$139 million in SG&A primarily for integration-related costs, Security business transformation and margin resiliency initiatives;
•$30 million in Other, net primarily related to deal transaction costs;
•$17 million gain related to the sale of the Sargent & Greenleaf business;
•$153 million in Restructuring charges pertaining to severance and facility closures associated with a cost reduction program; and
•$18 million related to a non-cash loss on the extinguishment of debt.

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

2018

The Company reported $450 million in pre-tax charges during 2018, which were comprised of the following:

•$66 million reducing Gross Profit primarily pertaining to inventory step-up charges for the Nelson acquisition and an incremental freight charge due to nonperformance by a third-party service provider;
•$158 million in SG&A primarily for integration-related costs, consulting fees, and a non-cash fair value adjustment;
•$108 million in Other, net primarily related to deal transaction costs and a settlement with the Environmental Protection Agency ("EPA");
•$1 million related to a previously divested business; and
•$117 million in Restructuring charges which primarily related to a cost reduction program.

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
•The Tools & Storage business is the tool company to own, with strong brands, proven innovation, global scale, and a broad offering of power tools, hand tools, accessories, and storage & digital products across many channels in both developed and developing markets.
•The Engineered Fastening business is a highly profitable, GDP+ growth business offering highly engineered, value-added innovative solutions with recurring revenue attributes and global scale.
•The Security business, with its attractive recurring revenue, presents a significant margin accretion opportunity over the longer term and has historically provided a stable revenue stream through economic cycles, is a gateway into the digital world and an avenue to capitalize on rapid market or societal changes. Security has embarked on a business transformation which will apply technology to lower its cost to serve and create new commercial offerings for its small to medium enterprise and large key account customers.
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

Continuing to Invest in the Stanley Black & Decker Brands
The Company has a strong portfolio of brands associated with high-quality products including STANLEY®, BLACK+DECKER®, DEWALT®, FLEXVOLT®, IRWIN®, LENOX®, CRAFTSMAN®, PORTER-CABLE®, BOSTITCH®, PROTO®, MAC TOOLS®, FACOM®, AeroScout®, Powers®, LISTA®, Vidmar®, SONITROL®, and GQ®. Among the Company's most valuable assets, STANLEY®, BLACK+DECKER® and DEWALT® are recognized as three of the world's great brands, while CRAFTSMAN® is recognized as a premier American brand.
The Company’s initial strategic marketing plan for 2020 was to put brand awareness into overdrive through continued sponsorships and a live presence at nearly 500 tried-and-true sporting events, including NASCAR and NHRA racing, Major League Baseball (“MLB”) and global soccer with English Premier League (“EPL”) and FC Barcelona (“FCB”). In March 2020, COVID-19 brought a halt to live sporting events worldwide and with the stands virtually empty, the Company revised its strategic marketing plan in order to bring a virtual brand experience to life.
Through the power of Zoom, the Company provided fans a new kind of venue by hosting virtual VIP and customer engagement events. The Company brought the owners, the players, the drivers and the influencers together online to engage audiences and reinforce its name brands, including CRAFTSMAN®, DEWALT® and STANLEY®.

In late spring and summer 2020, when sponsorship events like NASCAR, MLB, EPL and FCB resumed with millions of fans tuning in from the comfort of home, the Company’s brands were there with strong visibility thanks to prime stadium signage placement and car wraps that put CRAFTSMAN®, DEWALT®, BLACK+DECKER®, IRWIN®, MAC TOOLS® and STANLEY® front, center and in the lead.
The above marketing initiatives highlight the Company's strong emphasis on brand building and commercial support, which has resulted in more than 300 billion global brand impressions from digital and traditional advertising and strong brand awareness. The Company will continue allocating its brand and advertising spend wisely to capture the emerging digital landscape, while continuing to evolve proven marketing programs to deliver famous global brands that are deeply committed to societal improvement, along with transformative technologies to build relevant and meaningful 1:1 customer, consumer, employee and shareholder relationships in support of the Company's long-term vision.
The SBD Operating Model: Winning in the 2020s
Over the past 15 years, the Company has successfully leveraged its proven and continually evolving operating model to focus the organization to sustain top-quartile performance, resulting in asset efficiency, above-market organic growth and expanding operating margins. In its first evolution, the Stanley Fulfillment System ("SFS") focused on streamlining operations, which helped reduce lead times, realize synergies during acquisition integrations, and mitigate material and energy price inflation. In 2015, the Company launched a refreshed and revitalized SFS operating system, entitled SFS 2.0, to drive from a more programmatic growth mentality to a true organic growth culture by more deeply embedding breakthrough innovation and commercial excellence into its businesses, and at the same time, becoming a significantly more digitally-enabled enterprise. Entering into 2020 and recognizing the changing dynamics of the world in which the Company operates, including the acceleration of technological change, geopolitical instability and the changing nature of work, the Company launched the SBD Operating Model: Winning in the 2020s.

At the center of the model is the concept of the interrelationship between people and technology. The remaining four categories are: Performance Resiliency; Extreme Innovation; Operations Excellence and Extraordinary Customer Experience. Each of these elements co-exists synergistically with the others in a systems-based approach.

People and Technology
This pillar emphasizes the Company's belief that the right combination of digitally proficient people applying technology such as artificial intelligence, machine learning, advanced analytics, Internet of Things and others in focused ways can be an enormous source of value creation and sustainability for the Company. It also brings to light the changing nature of work and the talent and skillsets required for individuals and institutions to thrive in the future. With technology infiltrating the workplace at an increasingly rapid pace, the Company believes that the winners in the 2020s will invest heavily in reskilling, upskilling and lifelong learning with an emphasis on the places where people and technology intersect. In other words, technology can make humans more powerful and productive if, and only if, humans know how to apply the technology to maximum advantage. The Company has created plans and programs, as well as a new leadership model to ensure people have the right skills, tools and mindsets to thrive in this era. The ability for employees to embrace technology, learn and relearn new skills and take advantage of the opportunities presented in this new world will be critical to the Company's success.

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

Operations Excellence
An intense focus on operations excellence and asset efficiency is mandatory in a dynamic world in which the bar for competitiveness is always moving higher. To help maintain the Company's edge, a much more agile, adaptable and technology-enabled supply chain is necessary to manufacture closer to its customers. This “Make Where We Sell” strategy will improve customer responsiveness, lower lead times, reduce costs and mitigate geopolitical and currency risk while facilitating major improvements in carbon footprint.

Extraordinary Customer Experience
Customers are increasingly demanding world-class experiences from their brands and expectations for execution at the customer level are growing every day. It is no longer sufficient to have great products on the shelf or in the catalog. The Company knows that to sustain market share growth, it needs to evolve and adapt to provide the types of experiences that customers now expect. Each of the Company's businesses evaluates and works to systematically improve its various customer experiences and acts on customer insights to continuously improve to the extraordinary level. As previously noted, the interaction between people and technology will define success in this area.

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

The Company has made a significant commitment to the SBD Operating Model and management believes that its success will be characterized by continued asset efficiency, organic growth in the 4-6% range in the long-term as well as expanded operating margin rates over the next 3 to 5 years as the Company leverages the growth and pursues structural cost reductions with the margin resiliency initiatives.

The Company believes that the SBD Operating Model will serve as a powerful value driver in the years ahead, ensuring the Company is positioned to win in the 2020s by developing and obtaining the right people and technology to deliver performance resiliency, extreme innovation, operations excellence and an extraordinary customer experience. The operating model, in concert with the Company's innovation ecosystem, will enable the Company to change as rapidly as the external environment which directly supports achievement of the Company's long-term financial objectives, including its vision, and further enables its shareholder-friendly capital allocation approach, which has served the Company well in the past and will continue to do so in the future.

Outlook for 2021
This outlook discussion is intended to provide broad insight into the Company’s near-term earnings and cash flow generation prospects. The Company expects 2021 diluted earnings per share to approximate $9.15 to $9.85 ($9.70 to $10.30 excluding acquisition-related and other charges). This range is $0.40 wider than the Company's traditional guide recognizing that while visibility has improved, the operating environment remains dynamic. Free cash flow conversion, defined as free cash flow divided by net income, is expected to approximate 100%.

The difference between the 2021 diluted earnings per share outlook and the diluted earnings per share range, excluding charges, is $0.45 - $0.55, consisting of acquisition-related and other charges. These forecasted charges primarily relate to facility moves, deal and integration costs and functional transformation initiatives.

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

Net Sales: Net sales were $14.535 billion in 2020 compared to $14.442 billion in 2019, representing an increase of 1% driven by a 2% increase from acquisitions, primarily CAM, and a 1% increase in price, partially offset by pandemic-related volume decreases of 2%. Organic growth of 10% in the second half of 2020 and acquisitions more than offset first half pandemic related market impacts. Tools & Storage net sales increased 3% compared to 2019 due to 2% increases in both volume and price, partially offset by a decrease of 1% from foreign currency. Industrial net sales decreased 3% compared to 2019 primarily due to volume decreases of 15%, partially offset by acquisition growth of 12%. Security net sales declined 5% compared to 2019 as 1% increases in both price and small bolt-on commercial electronic security acquisitions were more than offset by a 5% decrease in volume and a 2% decrease from the sales of the Sargent & Greenleaf business and the commercial electronic security businesses in five countries in Europe and emerging markets.

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

Gross Profit: The Company reported gross profit of $4.968 billion, or 34.2% of net sales, in 2020 compared to $4.806 billion, or 33.3% of net sales, in 2019. Acquisition-related and other charges, which reduced gross profit, were $71.2 million in 2020 and $39.7 million in 2019. Excluding these charges, gross profit was 34.7% of net sales in 2020 compared to 33.5% in 2019, driven by productivity, margin resiliency initiatives and price realization.

The Company reported gross profit of $4.806 billion, or 33.3% of net sales, in 2019 compared to $4.851 billion, or 34.7% of net sales, in 2018. Acquisition-related and other charges, which reduced gross profit, were $39.7 million in 2019 and $65.7 million in 2018. Excluding these charges, gross profit was 33.5% of net sales in 2019, compared to 35.2% in 2018, as volume, productivity and price were more than offset by tariffs, commodity inflation and foreign exchange.

SG&A Expense: Selling, general and administrative expenses, inclusive of the provision for credit losses (“SG&A”), were $3.090 billion, or 21.3% of net sales, in 2020 compared to $3.041 billion, or 21.1% of net sales, in 2019. Within SG&A, acquisition-related and other charges totaled $176.1 million in 2020 and $139.5 million in 2019. Excluding these charges, SG&A was 20.0% of net sales in 2020 compared to 20.1% in 2019, primarily reflecting the benefits of cost management programs implemented in response to the global pandemic, partially offset by growth investments to pursue market recoveries and opportunities across the businesses that have emerged during the pandemic.

SG&A expenses were $3.041 billion, or 21.1% of net sales, in 2019 compared to $3.172 billion, or 22.7% of net sales, in 2018. Acquisition-related and other charges totaled $139.5 million in 2019 and $157.8 million in 2018. Excluding these charges, SG&A was 20.1% of net sales in 2019 compared to 21.6% in 2018, primarily reflecting disciplined cost management and actions taken in response to external headwinds.

Distribution center costs (i.e. warehousing and fulfillment facility and associated labor costs) are classified within SG&A. This classification may differ from other companies who may report such expenses within cost of sales. Due to diversity in practice, to the extent the classification of these distribution costs differs from other companies, the Company’s gross margins may not be comparable. Such distribution costs classified in SG&A amounted to $347.8 million in 2020, $326.7 million in 2019 and $316.0 million in 2018.

Corporate Overhead: The corporate overhead element of SG&A, which is not allocated to the business segments, amounted to $297.7 million, or 2.0% of net sales, in 2020, $229.5 million, or 1.6% of net sales, in 2019 and $202.8 million, or 1.5% of net sales, in 2018. Excluding acquisition-related charges of $60.3 million in 2020, $23.4 million in 2019, and $12.7 million in

2018, the corporate overhead element of SG&A was 1.6% of net sales in 2020, compared to 1.4% of net sales in 2019 and 2018. The increase in 2020 compared to 2019 and 2018 was primarily due to higher employee-related costs.

Other, net: Other, net totaled $262.8 million in 2020 compared to $249.1 million in 2019 and $287.0 million in 2018. Excluding acquisition-related and other charges, Other, net totaled $253.8 million, $218.9 million, and $178.9 million in 2020, 2019, and 2018, respectively. The year-over-year increase in 2020 was driven by higher intangible asset amortization and negative impacts from foreign currency. The year-over-year increase in 2019 was driven by higher intangible asset amortization and a favorable resolution of a prior claim in 2018.

Loss (Gain) on Sales of Businesses: During 2020, the Company reported a $13.5 million net loss primarily relating to the sale of a product line within Oil & Gas. During 2019, the Company reported a $17.0 million gain relating to the sale of the Sargent and Greenleaf business. During 2018, the Company reported a $0.8 million loss relating to a previously divested business.

Loss on Debt Extinguishments: During the fourth quarter of 2020, the Company extinguished $1.154 billion of its notes payable and recognized a $46.9 million pre-tax loss primarily due to a make-whole premium payment. In 2019, the Company extinguished $750 million of its notes payable and recognized a $17.9 million pre-tax loss related to the write-off of deferred financing fees.

Interest, net: Net interest expense in 2020 was $205.1 million compared to $230.4 million in 2019 and $209.2 million in 2018. The decrease in 2020 compared to 2019 was primarily driven by lower U.S. interest rates and lower average balances relating to the Company's commercial paper borrowings, partially offset by lower interest income due to a decline in rates. The increase in net interest expense in 2019 versus 2018 was primarily driven by interest on the senior unsecured notes issued in November 2018 and lower interest income on deposits due to a decline in rates.

Income Taxes: On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act did not have a material impact on the Company's consolidated financial statements in 2020. The Company continues to evaluate the potential impacts the CARES Act may have on its operations and consolidated financial statements in future periods.

The Company's effective tax rate was 3.3% in 2020, 14.2% in 2019, and 40.7% in 2018. Excluding the one-time tax benefit of $118.8 million recorded in the second quarter of 2020 to reverse a deferred tax liability previously established related to certain unremitted earnings of foreign subsidiaries not permanently reinvested as a result of initiating a supply chain reorganization, and the impact of divestitures and acquisition-related and other charges previously discussed, the effective tax rate in 2020 was 15.1%. This effective tax rate differs from the U.S. statutory tax rate primarily due to tax on foreign earnings at tax rates different than the U.S. rate, the re-measurement of uncertain tax position reserves, the tax benefit of equity compensation, and tax benefits arising from an increase in deferred tax assets associated with the Company’s supply chain reorganization and partial realignment of the Company's legal structure.

Excluding the impact of divestitures and acquisition-related and other charges previously discussed, the effective tax rate in 2019 was 16.0%. This effective tax rate differed from the U.S. statutory tax rate primarily due to a portion of the Company's earnings being realized in lower-taxed foreign jurisdictions and the favorable effective settlements of income tax audits.

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

Business Segment Results
The Company’s reportable segments are aggregations of businesses that have similar products, services and end markets, among other factors. The Company utilizes segment profit which is defined as net sales minus cost of sales and SG&A inclusive of the provision for credit losses (aside from corporate overhead expense), and segment profit as a percentage of net sales to assess the profitability of each segment. Segment profit excludes the corporate overhead expense element of SG&A, other, net (inclusive of intangible asset amortization expense), gain or loss on sales of businesses, restructuring charges, loss on debt extinguishments, interest income, interest expense, income taxes and share of net earnings or losses of equity method investment. Corporate overhead is comprised of world headquarters facility expense, cost for the executive management team and expenses pertaining to certain centralized functions that benefit the entire Company but are not directly attributable to the businesses, such as legal and corporate finance functions. Refer to Note F, Goodwill and Intangible Assets, and Note O, Restructuring Charges, for the amount of intangible asset amortization expense and net restructuring charges, respectively, attributable to each segment.

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

(Millions of Dollars)	2020	2019	2018
Net sales	$10,330	$10,062	$9,814
Segment profit	$1,842	$1,533	$1,393
% of Net sales	17.8%	15.2%	14.2%
Tools & Storage net sales increased $267.6 million, or 3%, in 2020 compared to 2019 due to a 2% increase in both volume and price, partially offset by unfavorable currency of 1%. The 4% organic growth was driven by a strong second half organic performance of 18% from a consumer reconnection with the home and garden and a shift to eCommerce that emerged from the pandemic and was accelerated by a robust lineup of new and innovative products. Double digit growth was realized across all regions in the second half of 2020. For the full year, North America and Europe organic growth more than offset a decline in emerging markets.
Segment profit amounted to $1.842 billion, or 17.8% of net sales, in 2020 compared to $1.533 billion, or 15.2% of net sales, in 2019. Excluding acquisition-related and other charges of $46.4 million and $44.3 million in 2020 and 2019, respectively, segment profit amounted to 18.3% of net sales in 2020 compared to 15.7% in 2019, as volume, productivity, cost control and price were partially offset by new growth investments, tariffs and currency.

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

Industrial:
The Industrial segment is comprised of the Engineered Fastening and Infrastructure businesses. The Engineered Fastening business primarily sells highly engineered components such as fasteners, fittings and various engineered products, which are designed for specific application across multiple verticals. The product lines include externally threaded fasteners, blind rivets and tools, blind inserts and tools, drawn arc weld studs and systems, engineered plastic and mechanical fasteners, self-piercing riveting systems, precision nut running systems, micro fasteners, high-strength structural fasteners, axel swage, latches, heat shields, pins, and couplings. The Infrastructure business consists of the Attachment Tools and Oil & Gas product lines. Attachment Tools sells hydraulic tools and high quality, performance-driven heavy equipment attachment tools for off-highway applications. Oil & Gas sells and rents custom pipe handling, joint welding and coating equipment used in the construction of large and small diameter pipelines and provides pipeline inspection services.

(Millions of Dollars)	2020	2019	2018
Net sales	$2,353	$2,435	$2,188
Segment profit	$226	$334	$320
% of Net sales	9.6%	13.7%	14.6%
Industrial net sales decreased $82.0 million, or 3%, in 2020 compared to 2019, due to pandemic-related market declines in volume of 15%, partially offset by acquisition growth of 12%. Engineered Fastening organic revenues decreased 15% for the full year, due to the significant impacts from the pandemic to automotive and general industrial production. Infrastructure organic revenues were down 15% from lower volumes in Attachment Tools and a sharp decline in Oil & Gas pipeline construction. The deepest segment organic revenue decline was the second quarter and each quarter thereafter delivered stronger revenue as markets recovered.

Segment profit totaled $225.6 million, or 9.6% of net sales, in 2020 compared to $334.1 million, or 13.7% of net sales, in 2019. Excluding acquisition-related and other charges of $67.1 million and $25.8 million in 2020 and 2019, respectively, segment profit amounted to 12.4% of net sales in 2020 compared to 14.8% in 2019, as productivity gains and cost control were more than offset by market driven volume declines.

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

(Millions of Dollars)	2020	2019	2018
Net sales	$1,852	$1,945	$1,981
Segment profit	$109	$127	$169
% of Net sales	5.9%	6.5%	8.5%
Security net sales decreased $93.2 million, or 5%, in 2020 compared to 2019, as 1% increases in both price and small bolt-on commercial electronic security acquisitions were more than offset by a 5% decrease in volume attributed to the pandemic and a 2% decrease from divestitures. Organic sales for North America declined 3% driven by lower installations within commercial electronic security and automatic doors. Europe declined 4% organically as growth in France and the Nordics was offset by lower volume in the UK related to the pandemic. While customer access and sales were severely impeded by government lockdowns and safety precautions in the first half of 2020, the market and business showed recovery across the second half.

Segment profit amounted to $108.7 million, or 5.9% of net sales, in 2020 compared to $126.6 million, or 6.5% of net sales, in 2019. Excluding acquisition-related and other charges of $73.5 million and $85.7 million in 2020 and 2019, respectively, segment profit amounted to 9.8% of net sales in 2020 compared to 10.9% in 2019, as price and cost control were more than offset by lower volume from pandemic disruptions and growth investments.

Security net sales increased $35.2 million, or 2%, in 2019 compared to 2018, as 1% increases in both price and small bolt-on commercial electronic security acquisitions were more than offset by a 3% decrease due to foreign currency and a 1% decrease from the sale of the Sargent & Greenleaf business. Organic sales for North America increased 3% driven by increased installations within commercial electronic security and higher volumes in healthcare and automatic doors. Europe declined 1% organically as growth in France was offset by continued market weakness in the Nordics and the UK.

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

RESTRUCTURING ACTIVITIES
A summary of the restructuring reserve activity from December 28, 2019 to January 2, 2021 is as follows:

(Millions of Dollars)	December 28, 2019	Net Additions	Usage	Currency	January 2, 2021
Severance and related costs	$140.3	$63.9	$(111.0)	$(5.7)	$87.5
Facility closures and asset impairments	7.5	19.1	(23.9)	—	2.7
Total	$147.8	$83.0	$(134.9)	$(5.7)	$90.2

During 2020, the Company recognized net restructuring charges of $83.0 million, primarily related to severance costs associated with a cost reduction program announced in the second quarter of 2020. The Company expects to achieve annual net cost savings of approximately $175 million by the end of 2021 related to restructuring costs incurred during 2020. The majority of the $90.2 million of reserves remaining as of January 2, 2021 is expected to be utilized within the next twelve months.

During 2019, the Company recognized net restructuring charges of $154.1 million, primarily related to severance costs associated with a cost reduction program announced in the third quarter of 2019. The 2019 actions resulted in annual net cost savings of approximately $185 million, primarily in the Tools & Storage segment.

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

Segments: The $83 million of net restructuring charges in 2020 includes: $40 million pertaining to the Tools & Storage segment; $29 million pertaining to the Industrial segment; $9 million pertaining to the Security segment; and $5 million pertaining to Corporate.

The anticipated annual net cost savings of approximately $175 million related to the 2020 restructuring actions include: $71 million in the Tools & Storage segment; $61 million in the Industrial segment; $31 million in the Security segment; and $12 million in Corporate.
FINANCIAL CONDITION
Liquidity, Sources and Uses of Capital: The Company’s primary sources of liquidity are cash flows generated from operations and available lines of credit under various credit facilities.

Operating Activities: Cash flows provided by operations were $2.022 billion in 2020 compared to $1.506 billion in 2019. The year-over-year increase was mainly attributable to higher earnings driven by increased demand in the Tools & Storage segment and strong cost control.

In 2019, cash flows from operations were $1.506 billion compared to $1.261 billion in 2018. The year-over-year increase was mainly attributable to improved working capital (accounts receivable, inventory, accounts payable, and deferred revenue) as a result of an intense focus on working capital management and lower inventory investment associated with Tools & Storage brand roll-outs.

Free Cash Flow: Free cash flow, as defined in the table below, was $1.674 billion in 2020 compared to $1.081 billion in 2019 and $769 million in 2018. The improvement in free cash flow in 2020 was driven by higher operating cash flows as discussed above and lower capital expenditures due to cash preservation initiatives implemented during the year in response to COVID-19 driven market volatility. Management considers free cash flow an important indicator of its liquidity, as well as its ability to fund future growth and provide dividends to shareowners. Free cash flow does not include deductions for mandatory debt service, other borrowing activity, discretionary dividends on the Company’s common and preferred stock and business acquisitions, among other items.

(Millions of Dollars)	2020	2019	2018
Net cash provided by operating activities	$2,022	$1,506	$1,261
Less: capital and software expenditures	(348)	(425)	(492)
Free cash flow	$1,674	$1,081	$769

As previously discussed, the COVID-19 pandemic has adversely affected the Company's operations, as well as the operations of its customers, distributors, suppliers and contractors, and has resulted in significant volatility and uncertainty in the markets in which the Company operates. Although the Company experienced a strong demand improvement in the second half of 2020, primarily in its Tools & Storage segment, the long-term impact of the COVID-19 pandemic on the Company's business, results of operations, and liquidity remains uncertain. However, the Company continues to believe it is in a strong financial position as of January 2, 2021 and has significant flexibility to navigate this volatile period as the Company: (a) continues to maintain strong investment grade credit ratings; (b) possesses approximately $1.4 billion of cash on-hand as of January 2, 2021; (c) manages a robust and highly-rated $3.0 billion commercial paper program; and (d) carries $3.0 billion of revolving credit facilities backed by a well-capitalized and diverse bank group. Refer to Item 1A. Risk Factors in Part I of this Form 10-K for further discussion of the COVID-19 pandemic.

Investing Activities: Cash flows used in investing activities totaled $1.577 billion in 2020, driven by business acquisitions of $1.324 billion, net of cash acquired, mainly related to the CAM acquisition, and capital and software expenditures of $348 million.

Cash flows used in investing activities in 2019 totaled $1.209 billion, driven by business acquisitions of $685 million, primarily related to IES Attachments, capital and software expenditures of $425 million and purchases of investments of $261 million, which mainly related to the 20 percent investment in MTD.

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

Financing Activities: Cash flows provided by financing activities totaled $616 million in 2020 primarily driven by net proceeds from debt issuances of $2.223 billion and $897 million of proceeds from issuances of common stock, partially offset by payments on long-term debt of $1.154 billion, cash dividend payments on common stock of $432 million, net repayments of short-term borrowings of $343 million under the Company's commercial paper program, and a $250 million Craftsman deferred purchase price payment.

Cash flows used in financing activities totaled $293 million in 2019 driven by payments on long-term debt of $1.150 billion and cash dividend payments of $402 million, partially offset by $735 million in net proceeds from the issuance of equity units and net proceeds from debt issuances of $496 million.

Cash flows used in financing activities in 2018 totaled $562 million primarily related to the repurchase of common shares for $527 million and cash dividend payments of $385 million, partially offset by $433 million of net proceeds from short-term borrowings under the Company's commercial paper program.

Fluctuations in foreign currency rates positively impacted cash by $23 million in 2020 due to the weakening of the U.S. Dollar against other currencies, while negatively impacting cash by $1 million and $54 million in 2019 and 2018, respectively, due to the strengthening of the U.S. Dollar against the Company's other currencies.

Refer to Note H, Long-Term Debt and Financing Arrangements, and Note J, Capital Stock, for further discussion regarding the Company's debt and equity arrangements.
Credit Ratings and Liquidity:
The Company maintains strong investment grade credit ratings from the major U.S. rating agencies on its senior unsecured debt (S&P A, Fitch A-, Moody's Baa1), as well as its commercial paper program (S&P A-1, Fitch F1, Moody's P-2). In the second quarter of 2020, S&P and Fitch revised their outlooks to ‘negative’ from ‘stable’ in response to the potential negative economic effects stemming from the COVID-19 pandemic. Refer to Item 1A. Risk Factors in Part I of this Form 10-K for further discussion of the risks associated with the ongoing COVID-19 pandemic. Failure to maintain strong investment grade rating levels could adversely affect the Company’s cost of funds, liquidity and access to capital markets, but would not have an adverse effect on the Company’s ability to access its existing committed credit facilities.

Cash and cash equivalents totaled $1.381 billion as of January 2, 2021, comprised of $1.119 billion in the U.S. and $262 million in foreign jurisdictions. As of December 28, 2019, cash and cash equivalents totaled $298 million, comprised of $57 million in the U.S. and $241 million in foreign jurisdictions.

As a result of the Act, the Company's tax liability related to the one-time transition tax associated with unremitted foreign earnings and profits totaled $325 million at January 2, 2021. The Act permits a U.S. company to elect to pay the net tax liability interest-free over a period of up to eight years. See the Contractual Obligations table below for the estimated amounts due by period. The Company has considered the implications of paying the required one-time transition tax, and believes it will not have a material impact on its liquidity.

The Company has a $3.0 billion commercial paper program which includes Euro denominated borrowings in addition to U.S. Dollars. As of January 2, 2021, the Company had no borrowings outstanding. As of December 28, 2019, the Company had approximately $336 million of borrowings outstanding representing Euro denominated commercial paper, which was designated as a net investment hedge. Refer to Note I, Financial Instruments, for further discussion.

The Company has a five-year $2.0 billion committed credit facility (the “5-Year Credit Agreement”). Borrowings under the 5-Year Credit Agreement may be made in U.S. Dollars, Euros or Pounds Sterling. A sub-limit amount of $653.3 million is designated for swing line advances which may be drawn in Euros pursuant to the terms of the 5-Year Credit Agreement. Borrowings bear interest at a floating rate plus an applicable margin dependent upon the denomination of the borrowing and specific terms of the 5-Year Credit Agreement. The Company must repay all advances under the 5-Year Credit Agreement by the earlier of September 12, 2023 or upon termination. The 5-Year Credit Agreement is designated to be a liquidity back-stop for the Company's $3.0 billion U.S. Dollar and Euro commercial paper program. As of January 2, 2021, and December 28, 2019, the Company had not drawn on its five-year committed credit facility.

In September 2020, the Company terminated its 364-day $1.0 billion committed credit facility and concurrently executed a new 364-Day $1.0 billion committed credit facility (the "364-Day Credit Agreement"). Borrowings under the 364-Day Credit Agreement may be made in U.S. Dollars or Euros and bear interest at a floating rate plus an applicable margin dependent upon the denomination of the borrowing and pursuant to the terms of the 364-Day Credit Agreement. The Company must repay all advances under the 364-Day Credit Agreement by the earlier of September 8, 2021 or upon termination. The Company may, however, convert all advances outstanding upon termination into a term loan that shall be repaid in full no later than the first anniversary of the termination date provided that the Company, among other things, pays a fee to the administrative agent for the account of each lender. The 364-Day Credit Agreement serves as part of the liquidity back-stop for the Company’s $3.0 billion U.S. Dollar and Euro commercial paper program previously discussed. As of January 2, 2021 and December 28, 2019, the Company had not drawn on its 364-Day committed credit facility.

In addition, the Company has other short-term lines of credit that are primarily uncommitted, with numerous banks, aggregating $469 million, of which approximately $373 million was available at January 2, 2021. Short-term arrangements are reviewed annually for renewal.

At January 2, 2021, the aggregate amount of committed and uncommitted lines of credit, long-term and short-term, was approximately $3.5 billion. At January 2, 2021, $2 million was recorded as short-term borrowings relating to amounts outstanding against uncommitted lines. In addition, $96 million of the short-term credit lines was utilized primarily pertaining to outstanding letters of credit for which there are no required or reported debt balances. The weighted-average interest rate on U.S. dollar denominated short-term borrowings for 2020 and 2019 were 1.3% and 2.3%, respectively. The weighted-average interest rate on Euro denominated short-term borrowings for 2020 and 2019 were negative 0.2% and 0.3%, respectively.

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

In November 2020, the Company issued $750.0 million of senior unsecured term notes maturing November 15, 2050 ("2050 Term Notes"). The 2050 Term Notes will accrue interest at a fixed rate of 2.75% per annum, with interest payable semi-annually in arrears, and rank equally in right of payment with all of the Company's existing and future unsecured unsubordinated debt. The Company received total net proceeds from this offering of approximately $740 million, net of underwriting expenses and other fees associated with the transaction. The Company used the net proceeds from the offering for general corporate purposes, including repayment of other borrowings.

Contemporaneously with the issuance of the 2050 Term Notes, the Company redeemed the 3.4% senior unsecured term notes due 2021 (“2021 Term Notes”) and the 2.9% senior unsecured term notes due 2022 (“2022 Term Notes”) for approximately $1.2 billion representing the outstanding principal amounts, accrued and unpaid interest, and a make-whole premium. The Company recognized a net pre-tax loss of $47 million from the extinguishment, which was comprised of the $49 million make-whole premium payment and a $2 million loss related to the write-off of deferred financing fees, partially offset by a $4 million gain relating to the write-off of unamortized fair value swap terminations. The Company also recognized a pre-tax loss of $20 million relating to the unamortized loss on cash flow swap terminations related to the 2022 Term Notes. Refer to Note I, Financial Instruments, for further discussion.

In February 2020, the Company issued $750 million of senior unsecured term notes maturing March 15, 2030 ("2030 Term Notes") and $750.0 million of fixed-to-fixed reset rate junior subordinated debentures maturing March 15, 2060 (“2060 Junior Subordinated Debentures”). The 2030 Term Notes accrue interest at a fixed rate of 2.3% per annum, with interest payable semi-annually in arrears, and rank equally in right of payment with all of the Company's existing and future unsecured and unsubordinated debt. The 2060 Junior Subordinated Debentures bear interest at a fixed rate of 4.0% per annum, payable semi-annually in arrears, up to but excluding March 15, 2025. From and including March 15, 2025, the interest rate will be reset for each subsequent five-year reset period equal to the Five-Year Treasury Rate plus 2.657%. The Five-Year Treasury Rate is based on the average yields on actively traded U.S. treasury securities adjusted to constant maturity, for five-year maturities. On each five-year reset date, the 2060 Junior Subordinated Debentures can be called at par value. The 2060 Junior Subordinated Debentures are unsecured and rank subordinate and junior in right of payment to all of the Company’s existing and future senior debt. The Company received total net proceeds from these offerings of approximately $1.483 billion, net of underwriting expenses and other fees associated with the transactions. The net proceeds from the offering were used for general corporate purposes, including acquisition funding.

In December 2019, the Company redeemed all of the outstanding 2052 Junior Subordinated Debentures for approximately $760 million, which represented 100% of the principal amount plus accrued and unpaid interest.

In March 2019, the Company issued $500 million of senior unsecured notes maturing on March 1, 2026 ("2026 Term Notes"). The 2026 Term Notes accrue interest at a fixed rate of 3.40% per annum with interest payable semi-annually in arrears. The 2026 Term Notes rank equally in right of payment with all of the Company's existing and future unsecured and unsubordinated debt. The Company received net cash proceeds of $496 million which reflected the notional amount offset by a discount, underwriting expenses, and other fees associated with the transaction. The Company used the net proceeds from the offering for general corporate purposes, including repayment of other borrowings.

In February 2019, the Company redeemed all of the outstanding 2053 Junior Subordinated Debentures for approximately $406 million, which represented 100% of the principal amount plus accrued and unpaid interest.

In November 2019, the Company issued 7,500,000 Equity Units with a total notional value of $750 million ("2019 Equity Units"). Each unit has a stated amount of $100 and initially consisted of a three-year forward stock purchase contract ("2022

Purchase Contracts") for the purchase of a variable number of shares of common stock, on November 15, 2022, for a price of $100, and a 10% beneficial ownership interest in one share of 0% Series D Cumulative Perpetual Convertible Preferred Stock, without par, with a liquidation preference of $1,000 per share ("Series D Preferred Stock"). The Company received approximately $735 million in cash proceeds from the 2019 Equity Units, net of offering expense and underwriting costs and commissions, and issued 750,000 shares of Series D Preferred Stock, recording $750 million in preferred stock. The proceeds were used, together with cash on hand, to redeem the 2052 Junior Subordinated Debentures in December 2019, as discussed above. The Company also used $19 million of the proceeds to enter into capped call transactions utilized to hedge potential economic dilution. On and after November 15, 2022, the Series D Preferred Stock may be converted into common stock at the option of the holder. At the election of the Company, upon conversion, the Company may deliver cash, common stock, or a combination thereof. On or after December 22, 2022, the Company may elect to redeem for cash, all or any portion of the outstanding shares of the Series D Preferred Stock at a redemption price equal to 100% of the liquidation preference, plus any accumulated and unpaid dividends. If the Company calls the Series D Preferred Stock for redemption, holders may convert their shares immediately preceding the redemption date. Upon settlement of the 2022 Purchase Contracts, the Company will receive additional cash proceeds of $750 million. The Company pays the holders of the 2022 Purchase Contracts quarterly contract adjustment payments, which commenced February 15, 2020. As of January 2, 2021, the present value of the contract adjustment payments was approximately $76 million.

In March 2018, the Company purchased from a financial institution “at-the-money” capped call options with an approximate term of three years, on 3.2 million shares of its common stock (subject to customary anti-dilution adjustments) for an aggregate premium of $57 million. In February 2020, the Company net-share settled 0.6 million of the 3.2 million capped options on its common stock and received 61,767 shares using an average reference price of $162.26 per common share. On June 9, 2020, the Company amended the 2018 capped call options to align with and offset the potential economic dilution associated with the common shares issuable upon conversion of the remarketed Series C Preferred Stock, as further discussed below. Subsequent to the amendment, the capped call options had an initial lower strike price of $148.34 and an upper strike price of $165.00, which was approximately 30% higher than the closing price of the Company's common stock on June 9, 2020. As of January 2, 2021, due to the customary anti-dilution provisions, the lower and upper strike prices were $148.14 and $164.77, respectively. The aggregate fair value of the options at January 2, 2021 was $53 million.

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

In May 2020, the Company successfully remarketed the Series C Preferred Stock, a described more fully in Note J, Capital Stock. The remarketing generated cash proceeds of $750 million which were applied to settle the holders' stock purchase contract obligations, resulting in the Company issuing 5,463,750 common shares. Holders of the remarketed Series C Preferred Stock are entitled to receive cumulative dividends, if declared by the Board of Directors, at an initial fixed rate equal to 5.0% per annum of the $1,000 per share liquidation preference (equivalent to $50.00 per annum per share). In connection with the remarketing, the conversion rate was reset to 6.7352 shares of the Company's common stock, which is equivalent to a conversion price of approximately $148.47 per share. As of January 2, 2021, due to the customary anti-dilution provisions, the conversion rate was 6.7504, equivalent to a conversion price of approximately $148.14 per share of common stock. Beginning on May 15, 2020, the holders have the option to convert the Series C Preferred Stock into common stock. At the election of the Company, upon conversion, the Company may deliver cash, common stock, or a combination thereof. The Company does not have the right to redeem the Series C Preferred Stock prior to May 15, 2021. At the election of the Company, on or after May 15, 2021, the Company may redeem for cash, all or any portion of the outstanding shares of the Series C Preferred Stock at a redemption price equal to 100% of the liquidation preference, plus any accumulated and unpaid dividends. If the Company calls the Series C Preferred Stock for redemption, holders may convert their shares immediately preceding the redemption date.

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
Contractual Obligations: The following table summarizes the Company’s significant contractual obligations and commitments that impact its liquidity:

Payments Due by Period
(Millions of Dollars)	Total	2021	2022-2023	2024-2025	Thereafter
Long-term debt (a)	$4,300	$—	$—	$—	$4,300
Interest payments on long-term debt (b)	3,363	161	324	324	2,554
Short-term borrowings	2	2	—	—	—
Lease obligations	599	141	192	118	148
Inventory purchase commitments (c)	545	545	—	—	—
Deferred compensation	28	1	1	1	25
Marketing commitments	39	27	12	—	—
Derivatives (d)	177	174	3	—	—
Forward stock purchase contract (e)	350	—	350	—	—
Pension funding obligations (f)	41	41	—	—	—
Contract adjustment fees (g)	78	39	39	—	—
U.S. income tax (h)	325	35	91	197	2
Total contractual cash obligations	$9,847	$1,166	$1,012	$640	$7,029

(a)Future payments on long-term debt encompass all payments related to aggregate debt maturities, excluding certain fair value adjustments included in long-term debt, as discussed further in Note H, Long-Term Debt and Financing Arrangements.
(b)Future interest payments on long-term debt reflect the applicable interest rate in effect at January 2, 2021.
(c)Inventory purchase commitments primarily consist of open purchase orders to purchase raw materials, components, and sourced products.
(d)Future cash flows on derivative instruments reflect the fair value and accrued interest as of January 2, 2021. The ultimate cash flows on these instruments will differ, perhaps significantly, based on applicable market interest and foreign currency rates at their maturity.
(e)In March 2015, the Company entered into a forward share purchase contract with a financial institution counterparty which obligates the Company to pay $350 million, plus an additional amount related to the forward component of the contract.  In February 2020, the Company amended the settlement date to April 2022, or earlier at the Company's option. See Note J, Capital Stock, for further discussion.
(f)This amount principally represents contributions either required by regulations or laws or, with respect to unfunded plans, necessary to fund current benefits. The Company has not presented estimated pension and post-retirement funding beyond 2021 as funding can vary significantly from year to year based upon changes in the fair value of the plan assets, actuarial assumptions, and curtailment/settlement actions.
(g)These amounts represent future contract adjustment payments to holders of the Company's 2022 Purchase Contracts. See Note J, Capital Stock, for further discussion.
(h)Income tax liability for the one-time deemed repatriation tax on unremitted foreign earnings and profits. See Note Q, Income Taxes, for further discussion.

To the extent the Company can reliably determine when payments will occur, the related amounts will be included in the table above. However, due to the high degree of uncertainty regarding the timing of potential future cash flows associated with the contingent consideration liability related to the Craftsman acquisition and the unrecognized tax liabilities of $187 million and $494 million, respectively, at January 2, 2021, the Company is unable to make a reliable estimate of when (if at all) these amounts may be paid. Refer to Note E, Acquisitions and Investments, Note M, Fair Value Measurements, and Note Q, Income Taxes, for further discussion.

Payments of the above contractual obligations (with the exception of payments related to debt principal, the forward stock purchase contract, contract adjustment fees, and tax obligations) will typically generate a cash tax benefit such that the net cash outflow will be lower than the gross amounts summarized above.

Other Significant Commercial Commitments:

Amount of Commitment Expirations Per Period
(Millions of Dollars)	Total	2021	2022-2023	2024-2025	Thereafter
U.S. lines of credit	$3,000	$1,000	$2,000	$—	$—
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
Exposure to foreign currency risk results because the Company, through its global businesses, enters into transactions and makes investments denominated in multiple currencies. The Company’s predominant currency exposures are related to the Euro, Canadian Dollar, British Pound, Australian Dollar, Brazilian Real, Argentine Peso, Chinese Renminbi and the Taiwan Dollar. Certain cross-currency trade flows arising from both trade and affiliate sales and purchases are consolidated and netted prior to obtaining risk protection through the use of various derivative financial instruments which may include: purchased basket options, purchased options, collars, cross-currency swaps and currency forwards. The Company is thus able to capitalize on its global positioning by taking advantage of naturally offsetting exposures and portfolio efficiencies to reduce the cost of purchasing derivative protection. At times, the Company also enters into foreign exchange derivative contracts to reduce the earnings and cash flow impacts of non-functional currency denominated receivables and payables, primarily for affiliate transactions. Gains and losses from these hedging instruments offset the gains or losses on the underlying net exposures. Management determines the nature and extent of currency hedging activities, and in certain cases, may elect to allow certain currency exposures to remain un-hedged. The Company may also enter into cross-currency swaps and forward contracts to hedge the net investments in certain subsidiaries and better match the cash flows of operations to debt service requirements. Management estimates the foreign currency impact from its derivative financial instruments outstanding at the end of 2020 would have been an incremental pre-tax loss of approximately $43 million based on a hypothetical 10% adverse movement in all net derivative currency positions. The Company follows risk management policies in executing derivative financial instrument transactions, and does not use such instruments for speculative purposes. The Company generally does not hedge the translation of its non-U.S. dollar earnings in foreign subsidiaries, but may choose to do so in certain instances in future periods.
As mentioned above, the Company routinely has cross-border trade and affiliate flows that cause an impact on earnings from foreign exchange rate movements. The Company is also exposed to currency fluctuation volatility from the translation of foreign earnings into U.S. dollars and the economic impact of foreign currency volatility on monetary assets held in foreign currencies. It is more difficult to quantify the transactional effects from currency fluctuations than the translational effects. Aside from the use of derivative instruments, which may be used to mitigate some of the exposure, transactional effects can potentially be influenced by actions the Company may take. For example, if an exposure occurs from a European entity sourcing product from a U.S. supplier it may be possible to change to a European supplier. Management estimates the combined translational and transactional impact, on pre-tax earnings, of a 10% overall movement in exchange rates is approximately $157 million, or approximately $0.85 per diluted share. In 2020, translational and transactional foreign currency fluctuations negatively impacted pre-tax earnings by approximately $73 million, or approximately $0.40 per diluted share.
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
The Company’s primary exposure to interest rate risk comes from its commercial paper program in which the pricing is partially based on short-term U.S. interest rates. At January 2, 2021, the impact of a hypothetical 10% increase in the interest rates associated with the Company’s commercial paper borrowings would have an immaterial effect on the Company’s financial position and results of operations.
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

Fluctuations in the fair value of the Company’s common stock affect domestic retirement plan expense as discussed below in the Employee Stock Ownership Plan ("ESOP") section of MD&A. Additionally, the Company has $120 million of liabilities as of January 2, 2021 pertaining to unfunded defined contribution plans for certain U.S. employees for which there is mark-to-market exposure.
The assets held by the Company’s defined benefit plans are exposed to fluctuations in the market value of securities, primarily global stocks and fixed-income securities. The funding obligations for these plans would increase in the event of adverse changes in the plan asset values, although such funding would occur over a period of many years. In 2020, 2019, and 2018, investment returns on pension plan assets resulted in a $280 million increase, a $323 million increase, and a $72 million decrease, respectively. The Company expects funding obligations on its defined benefit plans to be approximately $41 million in 2021. The Company employs diversified asset allocations to help mitigate this risk. Management has worked to minimize this exposure by freezing and terminating defined benefit plans where appropriate.
The Company has access to financial resources and borrowing capabilities around the world. There are no instruments within the debt structure that would accelerate payment requirements solely due to a change in credit rating.
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
OTHER MATTERS
Employee Stock Ownership Plan ("ESOP") — As detailed in Note L, Employee Benefit Plans, the Company has an ESOP under which the ongoing U.S. Core and 401(k) defined contribution plans have been funded. Overall ESOP expense was affected by the market value of the Company’s stock on the monthly dates when shares were released, among other factors. The Company’s net ESOP activity resulted in expense of $6.3 million in 2020, income of $0.5 million in 2019 and expense of $0.4 million in 2018. U.S. defined contribution retirement plan expense will increase in the future as all remaining unallocated shares were released in the first quarter of 2020.
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
ALLOWANCE FOR CREDIT LOSSES — The Company maintains an allowance for credit losses, which represents an estimate of expected losses over the remaining contractual life of its receivables. The allowance is determined using two methods. The amounts calculated from each of these methods are combined to determine the total amount reserved. First, a specific reserve is established for individual accounts where information indicates the customers may have an inability to meet financial obligations. In these cases, management uses its judgment, based on the surrounding facts and circumstances, to record a specific reserve for those customers against amounts due to reduce the receivable to the amount expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received. Second, a reserve is determined for all customers based on a range of percentages applied to receivable aging categories. These percentages are based on historical collection rates, write-off experience, and forecasts of future economic conditions.
If circumstances change, for example, due to the occurrence of higher-than-expected defaults, a significant adverse change in a major customer’s ability to meet its financial obligation to the Company, or adverse changes in forecasts of future economic conditions, then the Company's estimates of the recoverability of receivable amounts due could be reduced.
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
GOODWILL AND INTANGIBLE ASSETS — The Company acquires businesses in purchase transactions that result in the recognition of goodwill and intangible assets. The determination of the value of intangible assets requires management to make estimates and assumptions. In accordance with Accounting Standards Codification ("ASC") 350-20, Goodwill, acquired goodwill and indefinite-lived intangible assets are not amortized but are subject to impairment testing at least annually or when an event occurs or circumstances change that indicate it is more likely than not an impairment exists. Definite-lived intangible assets are amortized and are tested for impairment when an event occurs or circumstances change that indicate it is more likely than not that an impairment exists. Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. At January 2, 2021, the Company reported $10.038 billion of goodwill, $2.198 billion of indefinite-lived trade names and $1.858 billion of net definite-lived intangibles.
Management tests goodwill for impairment at the reporting unit level. A reporting unit is an operating segment as defined in ASC 280, Segment Reporting, or one level below an operating segment (component level) as determined by the availability of discrete financial information that is regularly reviewed by operating segment management or an aggregate of component levels of an operating segment having similar economic characteristics. If the carrying value of a reporting unit (including the value of goodwill) is greater than its estimated fair value, an impairment charge would be recorded for the amount that the carrying amount of the reporting unit exceeded its fair value.
As required by the Company’s policy, goodwill was tested for impairment in the third quarter of 2020. In accordance with Accounting Standards Update ("ASU") 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment, companies are permitted to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test. Impairment tests are completed separately with respect to the goodwill of each of the Company’s reporting units. For its annual impairment testing performed in the third quarter of 2020, the Company applied a quantitative test for all of its reporting units using a discounted cash flow valuation model. Based on the results of this testing, it was determined that the fair value of each of the reporting units substantially exceeded its respective carrying amount by in excess of 40%, with the exception of the Infrastructure reporting unit as discussed below.
As previously disclosed in the Company's Form 10-Q for the third quarter of 2020, the fair value of the Infrastructure reporting unit exceeded its carrying amount by 16%. In connection with the preparation of the Consolidated Financial Statements for the year ended January 2, 2021, the Company performed an updated impairment analysis with respect to the Infrastructure reporting unit, which included approximately $585 million of goodwill at year-end. The key assumptions applied to the updated cash flow projections for the Infrastructure reporting unit included a 9.5% discount rate, near-term revenue growth rates over the next six years, which represented a compound annual growth rate of approximately 4%, and a 3% perpetual growth rate. Based on this analysis, it was determined that the fair value of the Infrastructure reporting unit exceeded its carrying amount by 23%. The increase in excess fair value is reflective of an improved near-term outlook based on results and trends in the fourth quarter of 2020. Management remains confident in the long-term viability and success of the Infrastructure reporting unit based on its leading market position in its respective industries and the Company's continued commitment to, and investments in, organic growth and margin resiliency initiatives.
For the Company’s remaining reporting units, the key assumptions applied to the cash flow projections were discount rates, which ranged from 7.5% to 9.5%, near-term revenue growth rates over the next six years, which represented cumulative annual growth rates ranging from approximately 3% to 5%, and perpetual growth rates of 3%. These assumptions contemplated business, market and overall economic conditions. Furthermore, management performed sensitivity analyses on the estimated fair values from the discounted cash flow valuation models for these reporting units utilizing more conservative assumptions that reflect reasonably likely future changes in the discount rate and perpetual growth rate. The discount rate was increased by 100 basis points with no impairment indicated. The perpetual growth rate was decreased by 150 basis points with no impairment indicated.
The Company also tested its indefinite-lived trade names for impairment during the third quarter of 2020 utilizing a discounted cash flow model. The key assumptions used included discount rates, royalty rates, and perpetual growth rates applied to the projected sales. With the exception of an immaterial trade name, the Company determined that the fair values of its indefinite-lived trade names exceeded their respective carrying amounts.

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
DEFINED BENEFIT OBLIGATIONS — The valuation of pension and other postretirement benefits costs and obligations is dependent on various assumptions. These assumptions, which are updated annually, include discount rates, expected return on plan assets, future salary increase rates, and health care cost trend rates. The Company considers current market conditions, including interest rates, to establish these assumptions. Discount rates are developed considering the yields available on high-quality fixed income investments with maturities corresponding to the duration of the related benefit obligations. The Company’s weighted-average discount rates used to determine benefit obligations at January 2, 2021 for the United States and international pension plans were 2.39% and 1.31%, respectively. The Company’s weighted-average discount rates used to determine benefit obligations at December 28, 2019 for the United States and international pension plans were 3.20% and 1.80%, respectively. As discussed further in Note L, Employee Benefit Plans, the Company develops the expected return on plan assets considering various factors, which include its targeted asset allocation percentages, historic returns, and expected future returns. The Company’s expected rate of return assumptions for the United States and international pension plans were 5.25% and 3.90%, respectively, at January 2, 2021. The Company will use a 3.16% weighted-average expected rate of return assumption to determine the 2021 net periodic benefit cost. A 25 basis point reduction in the expected rate of return assumption would increase 2021 net periodic benefit cost by approximately $6 million on a pre-tax basis.
The Company believes that the assumptions used are appropriate; however, differences in actual experience or changes in the assumptions may materially affect the Company’s financial position or results of operations. To the extent that actual (newly measured) results differ from the actuarial assumptions, the difference is recognized in accumulated other comprehensive loss, and, if in excess of a specified corridor, amortized over future periods. The expected return on plan assets is determined using the expected rate of return and the fair value of plan assets. Accordingly, market fluctuations in the fair value of plan assets can affect the net periodic benefit cost in the following year. The projected benefit obligation for defined benefit plans exceeded the fair value of plan assets by $667 million at January 2, 2021. A 25 basis point reduction in the discount rate would have increased the projected benefit obligation by approximately $108 million at January 2, 2021. The primary Black & Decker U.S. pension and post employment benefit plans were curtailed in late 2010, as well as the only material Black & Decker international plan, and in their place the Company implemented defined contribution benefit plans. The vast majority of the projected benefit obligation pertains to plans that have been frozen; the remaining defined benefit plans that are not frozen are predominantly small domestic union plans and those that are statutorily mandated in certain international jurisdictions. The Company recognized approximately $19 million of defined benefit plan expense in 2020, which may fluctuate in future years depending upon various factors including future discount rates and actual returns on plan assets.
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
As of January 2, 2021, the Company had reserves of $174 million for remediation activities associated with Company-owned properties as well as for Superfund sites, for losses that are probable and estimable. The range of environmental remediation costs that is reasonably possible is $103 million to $245 million which is subject to change in the near term. The Company may be liable for environmental remediation of sites it no longer owns. Liabilities have been recorded on those sites in accordance with this policy.
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
The Company is subject to income tax in a number of locations, including many state and foreign jurisdictions. Significant judgment is required when calculating the worldwide provision for income taxes. Many factors are considered when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments, and which may not accurately anticipate actual outcomes. It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Company's unrecognized tax positions will significantly increase or decrease within the next twelve months. These changes may be the result of settlements of ongoing audits, litigation, or other proceedings with taxing authorities. The Company periodically assesses its liabilities and contingencies for all tax years still subject to audit based on the most current available information, which involves inherent uncertainty.
Additional information regarding income taxes is available in Note Q, Income Taxes.
RISK INSURANCE — To manage its insurance costs efficiently, the Company self insures for certain U.S. business exposures and generally has low deductible plans internationally. For domestic workers’ compensation, automobile and product liability (liability for alleged injuries associated with the Company’s products), the Company generally purchases insurance coverage only for severe losses that are unlikely, and these lines of insurance involve the most significant accounting estimates. While different self insured retentions, in the form of deductibles and self insurance through its captive insurance company, exist for each of these lines of insurance, the maximum self insured retention is set at no more than $5 million per occurrence. The process of establishing risk insurance reserves includes consideration of actuarial valuations that reflect the Company’s specific loss history, actual claims reported, and industry trends among statistical and other factors to estimate the range of reserves required. Risk insurance reserves are comprised of specific reserves for individual claims and additional amounts expected for development of these claims, as well as for incurred but not yet reported claims discounted to present value. The cash outflows related to risk insurance claims are expected to occur over a period of approximately 15 years. The Company believes the liabilities recorded for these U.S. risk insurance reserves, totaling $98 million and $87 million as of January 2, 2021, and December 28, 2019, respectively, are adequate. Due to judgments inherent in the reserve estimation process, it is possible the ultimate costs will differ from this estimate.
WARRANTY — The Company provides product and service warranties which vary across its businesses. The types of warranties offered generally range from one year to limited lifetime, and certain branded products carry a lifetime warranty. There are also certain products with no warranty. Further, the Company sometimes incurs discretionary costs to service its products in connection with product performance issues. Historical warranty and service claim experience forms the basis for warranty obligations recognized. Adjustments are recorded to the warranty liability as new information becomes available. The Company believes the $114 million reserve for expected product warranty claims as of January 2, 2021 is adequate, but due to judgments inherent in the reserve estimation process, including forecasting future product reliability levels and costs of repair as well as the estimated age of certain products submitted for claims, the ultimate claim costs may differ from the recorded warranty liability. The Company also establishes a reserve for product recalls on a product-specific basis during the period in which the circumstances giving rise to the recall become known and estimable for both company-initiated actions and those required by regulatory bodies.
OFF-BALANCE SHEET ARRANGEMENTS
The Company has no off-balance sheet arrangements as of January 2, 2021.

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
Important factors that could cause the Company's actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in its forward-looking statements include, among others, the following: (i) successfully developing, marketing and achieving sales from new products and services and the continued acceptance of current products and services; (ii) macroeconomic factors, including global and regional business conditions (such as Brexit), commodity prices, inflation and deflation, and currency exchange rates; (iii) laws, regulations and governmental policies affecting the Company's activities in the countries where it does business, including those related to tariffs, taxation, data privacy, anti-bribery, anti-corruption, government contracts and trade controls such as section 301 tariffs and section 232 steel and aluminum tariffs; (iv) the economic, political, cultural and legal environment of emerging markets, particularly Latin America, Russia, China and Turkey; (v) realizing the anticipated benefits of mergers, acquisitions, joint ventures, strategic alliances or divestitures, including the successful integration of the CAM acquisition into the Company; (vi) pricing pressure and other changes within competitive markets; (vii) availability and price of raw materials, component parts, freight, energy, labor and sourced finished goods; (viii) the impact the tightened credit markets and change to LIBOR and other benchmark rates may have on the Company or its customers or suppliers; (ix) the extent to which the Company has to write off accounts receivable or assets or experiences supply chain disruptions in connection with bankruptcy filings by customers or suppliers; (x) the Company's ability to identify and effectively execute productivity improvements and cost reductions; (xi) potential business and distribution disruptions, including those related to physical security threats, information technology or cyber-attacks, epidemics, pandemics, sanctions, political unrest, war, terrorism or natural disasters; (xii) the continued consolidation of customers, particularly in consumer channels and the Company’s continued reliance on significant customers; (xiii) managing franchisee relationships; (xiv) the impact of poor weather conditions and climate change; (xv) maintaining or improving production rates in the Company's manufacturing facilities, responding to significant changes in customer preferences, product demand and fulfilling demand for new and existing products, and learning, adapting and integrating new technologies into products, services and processes; (xvi) changes in the competitive landscape in the Company's markets; (xvii) the Company's non-U.S. operations, including sales to non-U.S. customers; (xviii) the impact from demand changes within world-wide markets associated with homebuilding and remodeling; (xix) potential adverse developments in new or pending litigation and/or government investigations; (xx) the incurrence of debt and changes in the Company's ability to obtain debt on commercially reasonable terms and at competitive rates; (xxi) substantial pension and other postretirement benefit obligations; (xxii) potential regulatory liabilities, including environmental, privacy, data breach, workers compensation and product liabilities; (xxiii) attracting and retaining key employees, managing a workforce in many jurisdictions, work stoppages or other labor disruptions; (xxiv) the Company's ability to keep abreast with the pace of technological change; (xxv) changes in accounting estimates; (xxvi) the Company’s ability to protect its intellectual property rights and associated reputational impacts; and (xxvii) the continued adverse effects of the COVID-19 pandemic and an indeterminate recovery period.
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
In February 2020, the Company acquired Consolidated Aerospace Manufacturing, LLC ("CAM") for approximately $1.4 billion. Since Stanley Black & Decker, Inc. has not yet fully incorporated the internal controls and procedures of CAM into Stanley Black & Decker, Inc.'s internal control over financial reporting, management excluded this business from its assessment of the effectiveness of internal control over financial reporting as of January 2, 2021. CAM accounted for 6% of Stanley Black & Decker, Inc.'s total assets as of January 2, 2021 and 2% of Stanley Black & Decker, Inc.'s net sales for the year then ended.
Management has assessed the effectiveness of the Company’s internal control over financial reporting as of January 2, 2021. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control — Integrated Framework (2013 Framework). Management concluded that based on its assessment, the Company’s internal control over financial reporting was effective as of January 2, 2021. Ernst & Young LLP, the auditor of the financial statements included in this annual report, has issued an attestation report on the registrant’s internal control over financial reporting, a copy of which appears on page 65.
Under the supervision and with the participation of management, including the Company’s President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, the Company has, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined under Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Company’s President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer have concluded that, as of January 2, 2021, the Company’s disclosure controls and procedures are effective. There has been no change in the Company’s internal control over financial reporting that occurred during the fiscal year ended January 2, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting aside from the previously mentioned acquisition of CAM. As part of the ongoing integration activities, the Company will complete an assessment of existing controls and incorporate its controls and procedures into CAM.
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

The following is a list of the executive officers of the Company as of February 18, 2021:

Name and Age	Office	Date Elected to Office
James M. Loree (62)	President & Chief Executive Officer since August 2016. President & Chief Operating Officer (2013); Executive Vice President and Chief Operating Officer (2009); Executive Vice President Finance and Chief Financial Officer (1999).	7/19/1999

Donald Allan, Jr. (56)	Executive Vice President & Chief Financial Officer since October 2016. Senior Vice President & Chief Financial Officer (2010); Vice President & Chief Financial Officer (2009); Vice President & Corporate Controller (2002); Corporate Controller (2000); Assistant Controller (1999).	10/24/2006

Jeffery D. Ansell (53)	Executive Vice President, Stanley Black & Decker since July 2020. Executive Vice President & President, Tools & Storage (2016); Senior Vice President and Group Executive, Global Tools & Storage (2015); Senior Vice President and Group Executive, Construction & DIY (2010); Vice President & President, Stanley Consumer Tools Group (2006); President - Consumer Tools and Storage (2004); President of Industrial Tools & Storage (2002); Vice President - Global Consumer Tools Marketing (2001); Vice President Consumer Sales America (1999).	2/22/2006

Janet M. Link (51)	Senior Vice President, General Counsel and Secretary since July 2017. Executive Vice President, General Counsel, JC Penney Company, Inc. (2015); Vice President, Deputy General Counsel, JC Penney Company, Inc. (2014); Vice President, Deputy General Counsel, Clear Channel Companies (2013).	7/19/2017

Jaime A. Ramirez (53)	Executive Vice President & President, Global Tools & Storage since July 2020. Senior Vice President & Chief Operating Officer, Tools & Storage (2019); Senior Vice President & President, Global Emerging Markets (2012); President, Construction & DIY, Latin America (2010); Vice President and General Manager - Latin America, Power Tools & Accessories, The Black & Decker Corporation (2008); Vice President and General Manager - Andean Region The Black & Decker Corporation (2007).	3/12/2010

John H. Wyatt (62)	Senior Vice President & President, Stanley Outdoor since January 2021. Senior Vice President & President, Stanley Outdoor and Aerospace (2020); President, Stanley Engineered Fastening (2016); President, Sales & Marketing - Global Tools & Storage (2015); President, Construction & DIY, Europe and ANZ (2012); President, Construction & DIY, EMEA (2010); President-Europe, Middle East, and Africa, Power Tools and Accessories, The Black & Decker Corporation (2008); Vice President-Consumer Products (Europe, Middle East and Africa), The Black & Decker Corporation (2006).
3/12/2010

Robert H. Raff (54)	President, Stanley Security since November 2016. President, Stanley Electronic Security North America (2015); President, North America Sales, Construction & DIY (2010); President, Stanley National Hardware (2007); Vice President of Latin America, Construction & DIY (2005); General Manager, Construction & DIY (2002).
4/19/2018

Robert Blackburn (52)	Senior Vice President of Global Operations since May 2019. Hoffman Group, CEO and Chairman of the Executive Board (2017); BASF S.E., President of Supply Chain Operations & Information Services (2007).	5/6/2019

Graham N. Robinson (52)	Senior Vice President & President, Stanley Industrial since April 2020. President, Honeywell Industrial Safety (Honeywell International) (2018); President, Honeywell Sensing and Internet of Things (Honeywell International) (2016); Chief Marketing Officer and Vice President, Global Strategy & Marketing, Automation and Control Solutions (Honeywell International) (2014).	4/17/2020

Stephen Subasic (52)	Senior Vice President, Chief Human Resources Officer since January 2021. Vice President, Human Resources & Corporate Talent Management (2019); Vice President, Human Resources, Global Tools & Storage (2015); Vice President, Human Resources, Construction & DIY (2011).	2/18/2021

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference to the information set forth under the sections entitled "Compensation Discussion & Analysis" and “2020 Executive Compensation” of the Company’s definitive proxy statement, which will be filed pursuant to Regulation 14A under the Exchange Act within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 403 of Regulation S-K is incorporated herein by reference to the information set forth under the sections entitled "Security Ownership of Certain Beneficial Owners," "Security Ownership of Directors and Officers," "Compensation Discussion & Analysis" and “2020 Executive Compensation” of the Company’s definitive proxy statement, which will be filed pursuant to Regulation 14A under the Exchange Act within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
EQUITY COMPENSATION PLAN INFORMATION
Compensation plans under which the Company’s equity securities are authorized for issuance at January 2, 2021 follow:

	(A)		(B)		(C)
Plan Category	Number of securities to be issued upon exercise of outstanding options and stock awards		Weighted-average exercise price of outstanding options		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	8,004,647	(1)	$138.84	(2)	9,594,743	(3)
Equity compensation plans not approved by security holders (4)	—		—		—
Total	8,004,647		$138.84		9,594,743

(1)Consists of 5,875,246 shares underlying outstanding stock options (whether vested or unvested) with a weighted-average exercise price of $138.84 and a weighted-average term of 7.13 years; 2,033,157 shares underlying time-vesting restricted stock units that have not yet vested and the maximum number of shares that will be issued pursuant to outstanding performance awards if all established goals are met; and 96,244 of shares earned but related to which participants elected deferral of delivery. All stock-based compensation plans are discussed in Note J, Capital Stock, of the Notes to Consolidated Financial Statements in Item 8.
(2)There is no cost to the recipient for shares issued pursuant to time-vesting restricted stock units or performance awards. Because there is no strike price applicable to these stock awards they are excluded from the weighted-average exercise price which pertains solely to outstanding stock options.
(3)Consists of 1,480,962 of shares available for purchase under the employee stock purchase plan ("ESPP") at the election of employees and 8,113,781 securities available for future grants by the Board of Directors under stock-based compensation plans. On January 22, 2018, the Board of Directors adopted the 2018 Omnibus Award Plan (the "2018 Plan") and authorized the issuance of 16,750,000 shares of the Company's common stock in connection with the awards pursuant to the 2018 Plan. No further awards will be issued under the Company's 2013 Long-Term Incentive Plan.
(4)U.S. employees are eligible to contribute from 1% to 25% of their salary to a qualified tax deferred savings plan as described in the Employee Stock Ownership Plan ("ESOP") section of Note L, Employee Benefit Plans, of the Notes to the Consolidated Financial Statements in Item 8. The Company contributes an amount equal to one half of the employee contribution up to the first 7% of salary.  There is a non-qualified tax deferred savings plan for highly compensated salaried employees which mirrors the qualified plan provisions, but was not specifically approved by security holders.  Eligible highly compensated salaried U.S. employees are eligible to contribute from 1% to 50% of their salary to the non-qualified tax deferred savings plan.  The same matching arrangement was provided for highly compensated salaried employees in the non-qualified plan, to the extent the match was not fully met in the qualified plan, except that the arrangement for these employees is outside of the ESOP, and is not funded in advance of distributions. Effective January 1, 2019, the Company, at its discretion, will determine whether matching and core contributions will be made for the non-qualified tax deferred savings plan for a particular year.  If the Company decides to make matching contributions for a year, it will make contributions, in an amount determined in its discretion, that may constitute part or all of or more than the matching contributions that would have been made pursuant to the provisions of the Stanley Black & Decker Supplemental Retirement Account Plan that were in effect prior to 2019. For both qualified and non-qualified plans, the investment of the employee’s contribution and the Company’s contribution is controlled by the employee and may include an election to invest in Company stock. Shares of the Company’s common stock may be issued at the time of a distribution from the qualified plan. The number of securities remaining available for issuance under the plans at January 2, 2021 is not determinable, since the plans do not authorize a maximum number of securities.

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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE
(a) Index to documents filed as part of this report:
1. and 2. Financial Statements and Financial Statement Schedule.
The response to this portion of Item 15 is submitted as a separate section of this report beginning with an index thereto on page 57.
3. Exhibits
See Exhibit Index in this Form 10-K on page 122.
(b) See Exhibit Index in this Form 10-K on page 122.
(c) The response in this portion of Item 15 is submitted as a separate section of this Form 10-K with an index thereto beginning on page 57.

FORM 10-K
ITEM 15(a) (1) AND (2)
STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Schedule II — Valuation and Qualifying Accounts is included in Item 15 (page 60).
Management’s Report on Internal Control Over Financial Reporting (page 61).
Report of Independent Registered Public Accounting Firm — Financial Statement Opinion (page 62).
Report of Independent Registered Public Accounting Firm — Internal Control Opinion (page 65).
Consolidated Statements of Operations — fiscal years ended January 2, 2021, December 28, 2019, and December 29, 2018 (page 66).
Consolidated Statements of Comprehensive Income — fiscal years ended January 2, 2021, December 28, 2019, and December 29, 2018 (page 67).
Consolidated Balance Sheets — January 2, 2021 and December 28, 2019 (page 68).
Consolidated Statements of Cash Flows — fiscal years ended January 2, 2021, December 28, 2019, and December 29, 2018 (page 69).
Consolidated Statements of Changes in Shareowners’ Equity — fiscal years ended January 2, 2021, December 28, 2019, and December 29, 2018 (page 71).
Notes to Consolidated Financial Statements (page 72).
Selected Quarterly Financial Data (Unaudited) (page 121).
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

STANLEY BLACK & DECKER, INC.

By:	/s/ James M. Loree
James M. Loree, President and Chief Executive Officer

Date:	February 18, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James M. Loree	President and Chief Executive Officer	February 18, 2021
James M. Loree

/s/ Donald Allan, Jr.	Executive Vice President and Chief Financial Officer	February 18, 2021
Donald Allan, Jr.

/s/ Jocelyn S. Belisle	Vice President and Chief Accounting Officer	February 18, 2021
Jocelyn S. Belisle

*	Director	February 18, 2021
Andrea J. Ayers

*	Director	February 18, 2021
George W. Buckley

*	Director	February 18, 2021
Patrick D. Campbell

*	Director	February 18, 2021
Carlos M. Cardoso

*	Director	February 18, 2021
Robert B. Coutts

*	Director	February 18, 2021
Debra A. Crew

*	Director	February 18, 2021
Michael D. Hankin

*	Director	February 18, 2021
Dmitri L. Stockton

*	Director	February 18, 2021
Irving Tan

*By: /s/ Janet M. Link
Janet M. Link (As Attorney-in-Fact)

Schedule II — Valuation and Qualifying Accounts
Stanley Black & Decker, Inc. and Subsidiaries
Fiscal years ended January 2, 2021, December 28, 2019, and December 29, 2018
(Millions of Dollars)

		ADDITIONS
	Beginning Balance	Charged To Costs And Expenses	Charged To Other Accounts (b)	(a) Deductions	Ending Balance
Allowance for Credit Losses:
Year Ended 2020	$112.4	$41.1	$23.7	$(36.1)	$141.1
Year Ended 2019	$102.0	$33.0	$5.9	$(28.5)	$112.4
Year Ended 2018	$80.4	$28.0	$12.5	$(18.9)	$102.0
Tax Valuation Allowance:
Year Ended 2020 (c)	$1,065.0	$312.0	$(8.6)	$(309.5)	$1,058.9
Year Ended 2019	$626.7	$461.5	$(0.5)	$(22.7)	$1,065.0
Year Ended 2018	$516.7	$146.2	$(6.4)	$(29.8)	$626.7

(a)With respect to the allowance for credit losses, deductions represent amounts charged-off less recoveries of accounts previously charged-off.
(b)Amounts represent the impact of foreign currency translation, acquisitions and net transfers to/from other accounts.
(c)Refer to Note Q, Income Taxes, of the Notes to Consolidated Financial Statements in Item 8 for further discussion.

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
In February 2020, the Company acquired Consolidated Aerospace Manufacturing, LLC ("CAM") for approximately $1.4 billion. Since Stanley Black & Decker, Inc. has not yet fully incorporated the internal controls and procedures of CAM into Stanley Black & Decker, Inc.'s internal control over financial reporting, management excluded this business from its assessment of the effectiveness of internal control over financial reporting as of January 2, 2021. CAM accounted for 6% of Stanley Black & Decker, Inc.'s total assets as of January 2, 2021 and 2% of Stanley Black & Decker, Inc.'s net sales for the year then ended.
Management has assessed the effectiveness of Stanley Black & Decker, Inc.’s internal control over financial reporting as of January 2, 2021. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control — Integrated Framework (2013 Framework). Management concluded that based on its assessment, Stanley Black & Decker, Inc.’s internal control over financial reporting was effective as of January 2, 2021. Ernst & Young LLP, Registered Public Accounting Firm included in this annual report, has issued an attestation report on the registrant’s internal control over financial reporting, a copy of which appears on page 65.

/s/ James M. Loree
James M. Loree, President and Chief Executive Officer

/s/ Donald Allan, Jr.
Donald Allan, Jr., Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Shareowners and Board of Directors of Stanley Black & Decker, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Stanley Black & Decker, Inc. (the Company) as of January 2, 2021 and December 28, 2019, the related consolidated statements of operations, comprehensive income, shareowners’ equity and cash flows for each of the three years in the period ended January 2, 2021, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 2, 2021 and December 28, 2019, and the results of its operations and its cash flows for each of the three years in the period ended January 2, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 2, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 18, 2021 expressed an unqualified opinion thereon.
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

Accounting for Acquisition of Consolidated Aerospace Manufacturing, LLC
Description of the Matter	As discussed in Note E of the consolidated financial statements, the Company acquired the specialty fasteners and components manufacturer, Consolidated Aerospace Manufacturing, LLC, on February 24, 2020 for a total purchase price of approximately $1.46 billion, net of cash acquired. The Company allocated the purchase price, on a preliminary basis, to the assets acquired and liabilities assumed based on their respective fair values, including identified intangible assets of $590 million and resulting goodwill of approximately $633 million.

Auditing the Company's accounting for the acquired intangible assets involved subjective auditor judgment due to the significant estimation required in management’s determination of the fair value of customer relationships. The significant estimation was primarily due to the sensitivity of the significant assumptions in determining fair value, including discount rates, projected revenue growth rates and profit margins. These assumptions related to the future performance of the acquired business, are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of the controls over the Company’s accounting for business combinations. Our audit procedures included, among other procedures, testing controls over the valuation of customer relationships, including the valuation models and underlying assumptions used to develop such estimates.

To test the estimated fair value of the customer relationships, we performed audit procedures that included, among other procedures, evaluating the appropriateness of the valuation methodologies and testing the significant assumptions used in the model, as described above, including the completeness and accuracy of the underlying data. We compared the significant assumptions to current industry, market and economic trends, to the historical results of the acquired business and to other guideline companies within the same industry. We performed sensitivity analyses to evaluate the change in the fair value of the customer relationships that would result from changes in the discount rates, projected revenue growth rates and profit margins. We involved our internal valuation specialists to assist with our evaluation of the methodology used by the Company as well as certain assumptions within the valuation.
Annual Test of Impairment of Goodwill in the Infrastructure Reporting Unit
Description of the Matter
At January 2, 2021, the Company’s goodwill balance was approximately $10,038 million. As discussed in Note A of the consolidated financial statements, goodwill is not amortized but rather is tested for impairment at least annually at the reporting unit level. The Company’s goodwill is initially assigned to its reporting units as of the relevant acquisition date.
Auditing management’s annual goodwill impairment test for the Infrastructure reporting unit was challenging and highly judgmental due to the significant estimation required. In particular, the fair value estimate was sensitive to the significant assumption of revenue growth, which is affected by expected future market or economic conditions. A substantial portion of the revenues of the Infrastructure reporting unit are derived from customers’ investments in cyclical industries that typically are subject to severe economic cycles, partially driven by the prices of oil and of scrap metal, which could have an impact on the goodwill impairment analysis for the Infrastructure reporting unit.

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
To test the estimated fair value of the Infrastructure reporting unit, we performed audit procedures that included, among other procedures, assessing the Company’s methodologies and testing the revenue growth assumption discussed above and the underlying data used by the Company in its analysis. We compared the revenue growth rates used by management to current industry and economic trends, including, among other factors, the price of oil and scrap metal, and considering the Company’s business model, customer base, product mix and other relevant factors. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses to evaluate the change in the fair value of the reporting unit that would result from changes in the revenue growth assumption. In addition, we evaluated the reconciliation of the combined estimated fair value of the Company’s reporting units to the market capitalization of the Company and assessed the resulting control premium. Further, we involved our internal valuation specialists to assist in the evaluation of the methodology and certain assumptions used to estimate the fair value of the Infrastructure reporting unit.

Uncertain Tax Positions
Description of the Matter
At January 2, 2021, the Company had recorded a liability for uncertain tax positions of approximately $444 million. As discussed in Notes A and Q of the consolidated financial statements, the Company conducts business globally and, as a result, is subject to income tax in a number of locations, including many state and foreign jurisdictions. Uncertainty in a tax position may arise as tax laws are subject to interpretation. The Company uses significant judgment in (1) determining whether a tax position’s technical merits are more likely than not to be sustained and (2) measuring the amount of tax benefit that qualifies for recognition. The Company considers many factors when evaluating and estimating its tax positions such as, but not limited to, the settlements of on-going audits.
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
Hartford, Connecticut
February 18, 2021

Report of Independent Registered Public Accounting Firm
To the Shareowners and the Board of Directors of Stanley Black & Decker, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Stanley Black & Decker, Inc.’s internal control over financial reporting as of January 2, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Stanley Black & Decker, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 2, 2021, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Consolidated Aerospace Manufacturing, LLC (“CAM”), which is included in the 2020 consolidated financial statements of the Company and constituted 6% of total assets as of January 2, 2021 and 2% of net sales for the fiscal year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of CAM.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 2, 2021 and December 28, 2019, the related consolidated statements of operations, comprehensive income, shareowners' equity and cash flows for each of the three fiscal years in the period ended January 2, 2021, and the related notes and schedule listed in the Index at Item 15(a) and our report dated February 18, 2021 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Hartford, Connecticut
February 18, 2021

Consolidated Statements of Operations
Fiscal years ended January 2, 2021, December 28, 2019, and December 29, 2018
(Millions of Dollars, Except Per Share Amounts)

	2020	2019	2018
Net Sales	$14,534.6	$14,442.2	$13,982.4
Costs and Expenses
Cost of sales	$9,566.7	$9,636.7	$9,131.3
Selling, general and administrative	3,048.5	3,008.0	3,143.7
Provision for credit losses	41.1	33.0	28.0
Other, net	262.8	249.1	287.0
Loss (gain) on sales of businesses	13.5	(17.0)	0.8
Restructuring charges	83.0	154.1	160.3
Loss on debt extinguishments	46.9	17.9	—
Interest income	(18.0)	(53.9)	(68.7)
Interest expense	223.1	284.3	277.9
	$13,267.6	$13,312.2	$12,960.3
Earnings before income taxes and equity interest	1,267.0	1,130.0	1,022.1
Income taxes	41.4	160.8	416.3
Net earnings before equity interest	$1,225.6	$969.2	$605.8
Share of net earnings (losses) of equity method investment	9.1	(11.2)	—
Net earnings	$1,234.7	$958.0	$605.8
Less: Net earnings attributable to non-controlling interests	0.9	2.2	0.6
Net earnings attributable to Stanley Black & Decker, Inc.	$1,233.8	$955.8	$605.2
Less: Preferred stock dividends	23.4	—	—
Net Earnings Attributable to Common Shareowners	$1,210.4	$955.8	$605.2
Earnings per share of common stock:
Basic	$7.85	$6.44	$4.06
Diluted	$7.77	$6.35	$3.99
See Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
Fiscal years ended January 2, 2021, December 28, 2019, and December 29, 2018
(Millions of Dollars)

	2020	2019	2018
Net Earnings Attributable to Common Shareowners	$1,210.4	$955.8	$605.2
Other comprehensive income (loss):
Currency translation adjustment and other	281.9	(36.0)	(373.0)
(Losses) gains on cash flow hedges, net of tax	(48.8)	(27.4)	85.8
(Losses) gains on net investment hedges, net of tax	(24.5)	34.0	59.9
Pension (losses) gains, net of tax	(37.7)	(40.9)	2.1
Other comprehensive income (loss)	$170.9	$(70.3)	$(225.2)
Comprehensive income attributable to common shareowners	$1,381.3	$885.5	$380.0

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
January 2, 2021 and December 28, 2019
(Millions of Dollars)

	2020	2019
ASSETS
Current Assets
Cash and cash equivalents	$1,381.0	$297.7
Accounts and notes receivable, net	1,512.2	1,454.6
Inventories, net	2,737.4	2,255.0
Prepaid expenses	370.7	395.4
Other current assets	34.7	53.9
Total Current Assets	6,036.0	4,456.6
Property, Plant and Equipment, net	2,053.8	1,959.5
Goodwill	10,038.1	9,237.5
Customer Relationships, net	1,735.1	1,317.3
Trade Names, net	2,277.3	2,253.6
Other Intangible Assets, net	43.0	51.1
Other Assets	1,383.0	1,321.0
Total Assets	$23,566.3	$20,596.6
LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities
Short-term borrowings	$1.5	$337.3
Current maturities of long-term debt	—	3.1
Accounts payable	2,446.4	2,087.8
Accrued expenses	2,110.4	1,977.5
Total Current Liabilities	4,558.3	4,405.7
Long-Term Debt	4,245.4	3,176.4
Deferred Taxes	568.0	731.2
Post-Retirement Benefits	642.6	609.4
Other Liabilities	2,485.6	2,531.7
Commitments and Contingencies (Notes R and S)
Shareowners’ Equity
Stanley Black & Decker, Inc. Shareowners’ Equity
Preferred stock, without par value: Authorized 10,000,000 shares in 2020 and 2019 Issued and outstanding 1,500,000 shares in 2020 and 2019	1,500.0	1,500.0
Common stock, par value $2.50 per share: Authorized 300,000,000 shares in 2020 and 2019 Issued 176,902,738 shares in 2020 and 2019	442.3	442.3
Retained earnings	7,547.6	6,772.8
Additional paid in capital	4,832.7	4,492.9
Accumulated other comprehensive loss	(1,713.7)	(1,884.6)
ESOP	—	(2.3)
	12,608.9	11,321.1
Less: cost of common stock in treasury (16,150,476 shares in 2020 and 23,396,329 shares in 2019)	(1,549.3)	(2,184.8)
Stanley Black & Decker, Inc. Shareowners’ Equity	11,059.6	9,136.3
Non-controlling interests	6.8	5.9
Total Shareowners’ Equity	11,066.4	9,142.2
Total Liabilities and Shareowners’ Equity	$23,566.3	$20,596.6
See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
Fiscal years ended January 2, 2021, December 28, 2019, and December 29, 2018
(Millions of Dollars)

	2020	2019	2018
Operating Activities:
Net earnings	$1,234.7	$958.0	$605.8
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	376.5	372.8	331.2
Amortization of intangibles	201.6	187.4	175.3
Inventory step-up amortization	29.0	7.4	9.6
Loss (gain) on sales of businesses	13.5	(17.0)	0.8
Loss on debt extinguishments	46.9	17.9	—
Stock-based compensation expense	109.1	88.8	76.5
Provision for credit losses	41.1	33.0	28.0
Share of net (earnings) losses of equity method investment	(9.1)	11.2	—
Deferred tax (benefit) expense	(241.7)	(17.9)	191.1
Other non-cash items	44.7	(13.8)	10.1
Changes in operating assets and liabilities:
Accounts receivable	(39.6)	137.8	(48.8)
Inventories	(401.5)	137.7	(401.6)
Accounts payable	310.4	(169.1)	211.0
Deferred revenue	(0.3)	8.5	1.5
Other current assets	(100.2)	(183.6)	(4.4)
Other long-term assets	(14.0)	(37.3)	28.9
Accrued expenses	381.7	123.6	70.1
Defined benefit liabilities	(40.2)	(47.6)	(44.7)
Other long-term liabilities	79.5	(92.1)	20.5
Net cash provided by operating activities	2,022.1	1,505.7	1,260.9
Investing Activities:
Capital and software expenditures	(348.1)	(424.7)	(492.1)
Sales of assets	19.9	100.1	45.2
Business acquisitions, net of cash acquired	(1,324.4)	(685.4)	(524.6)
Sales of businesses, net of cash sold	59.1	76.6	(3.0)
Purchases of investments	(18.7)	(260.6)	(21.7)
Net investment hedge settlements	41.0	8.0	25.7
Other	(5.9)	(22.6)	(18.6)
Net cash used in investing activities	(1,577.1)	(1,208.6)	(989.1)
Financing Activities:
Payments on long-term debt	(1,154.3)	(1,150.0)	(977.5)
Proceeds from debt issuances, net of fees	2,222.5	496.2	990.0
Net short-term (repayments) borrowings	(342.6)	(18.1)	433.2
Stock purchase contract fees	(59.8)	(40.3)	(40.3)
Purchases of common stock for treasury	(26.2)	(27.5)	(527.1)
Proceeds from issuances of preferred stock	—	735.0	—
Premium paid on equity options	—	(19.2)	(57.3)
Premium paid on debt extinguishment	(48.7)	—	—
Proceeds from issuances of common stock	897.0	146.0	38.5
Craftsman deferred purchase price	(250.0)	—	—
Craftsman contingent consideration	(45.9)	—	—
CAM contingent consideration	(94.4)	—	—
Termination of interest rate swaps	(20.5)	(1.0)	(22.7)
Cash dividends on common stock	(431.8)	(402.0)	(384.9)
Cash dividends on preferred stock	(18.8)	—	—
Other	(10.6)	(11.6)	(13.5)
Net cash provided by (used in) financing activities	615.9	(292.5)	(561.6)
Effect of exchange rate changes on cash and cash equivalents	22.8	(1.4)	(53.9)
Change in cash, cash equivalents and restricted cash	1,083.7	3.2	(343.7)
Cash, cash equivalents and restricted cash, beginning of year	314.6	311.4	655.1
Cash, cash equivalents and restricted cash, end of year	$1,398.3	$314.6	$311.4

The following table provides a reconciliation of the cash, cash equivalents and restricted cash balances as of January 2, 2021 and December 28, 2019, as shown above:

	January 2, 2021	December 28, 2019
Cash and cash equivalents	$1,381.0	$297.7
Restricted cash included in Other current assets	17.3	16.9
Cash, cash equivalents and restricted cash	$1,398.3	$314.6

See Notes to Consolidated Financial Statements.

Consolidated Statements of Changes in Shareowners’ Equity
Fiscal years ended January 2, 2021, December 28, 2019, and December 29, 2018
(Millions of Dollars, Except Per Share Amounts)

	Preferred Stock	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	ESOP	Treasury Stock	Non- Controlling Interests	Shareowners’ Equity
Balance December 30, 2017	$750.0	$442.3	$4,643.2	$5,998.7	$(1,589.1)	$(18.8)	$(1,924.1)	$2.8	$8,305.0
Net earnings				605.2				0.6	605.8
Other comprehensive loss					(225.2)				(225.2)
Cash dividends declared — $2.58 per share				(384.9)					(384.9)
Issuance of common stock (941,854 shares)			(41.4)				79.9		38.5
Repurchase of common stock (3,677,435 shares)							(527.1)		(527.1)
Non-controlling interest buyout								0.3	0.3
Premium paid on equity option			(57.3)						(57.3)
Stock-based compensation related			76.5						76.5
ESOP						8.3			8.3
Balance December 29, 2018	$750.0	$442.3	$4,621.0	$6,219.0	$(1,814.3)	$(10.5)	$(2,371.3)	$3.7	$7,839.9
Net earnings				955.8				2.2	958.0
Other comprehensive loss					(70.3)				(70.3)
Cash dividends declared — $2.70 per share				(402.0)					(402.0)
Issuance of common stock (2,391,336 shares)			(68.0)				214.0		146.0
Repurchase of common stock (187,377 shares)							(27.5)		(27.5)
Issuance of preferred stock (750,000 shares)	750.0		(15.5)						734.5
Equity units - stock contract fees			(114.2)						(114.2)
Premium paid on equity option			(19.2)						(19.2)
Stock-based compensation related			88.8						88.8
ESOP						8.2			8.2
Balance December 28, 2019	$1,500.0	$442.3	$4,492.9	$6,772.8	$(1,884.6)	$(2.3)	$(2,184.8)	$5.9	$9,142.2
Net earnings				1,233.8				0.9	1,234.7
Other comprehensive income					170.9				170.9
Cash dividends declared — $2.78 per common share				(431.8)					(431.8)
Cash dividends declared — $50.00 per annum per preferred share				(23.4)					(23.4)
Issuance of common stock (7,474,394 shares)			225.3				671.7		897.0
Repurchase of common stock (228,541 shares)			10.0				(36.2)		(26.2)
Preferred stock issuance costs			(4.6)						(4.6)
Stock-based compensation related			109.1						109.1
ESOP						2.3			2.3
Adoption of ASU 2016-13				(3.8)					(3.8)
Balance January 2, 2021	$1,500.0	$442.3	$4,832.7	$7,547.6	$(1,713.7)	$—	$(1,549.3)	$6.8	$11,066.4

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

A. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION — The Consolidated Financial Statements include the accounts of Stanley Black & Decker, Inc. and its majority-owned subsidiaries (collectively the “Company”) which require consolidation, after the elimination of intercompany accounts and transactions. The Company’s fiscal year ends on the Saturday nearest to December 31. There were 53 weeks in fiscal year 2020 and 52 weeks in the fiscal years 2019 and 2018.

In February 2020, the Company acquired Consolidated Aerospace Manufacturing, LLC ("CAM"), an industry-leading manufacturer of specialty fasteners and components for the aerospace and defense markets. The acquisition is being accounted for as a business combination using the acquisition method of accounting and the results have been consolidated into the Company's Industrial segment. In March 2019, the Company acquired International Equipment Solutions Attachments businesses, Paladin and Pengo, ("IES Attachments"). In April 2018, the Company acquired the industrial business of Nelson Fastener Systems ("Nelson"), which excluded Nelson's automotive stud welding business. The results of IES Attachments and Nelson have been consolidated into the Company's Industrial segment. The 2019 and 2018 acquisitions were accounted for as business combinations using the acquisition method of accounting.

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

In November 2020, the Company sold its commercial electronic operations in five countries in Europe and emerging markets within the Security segment. In October 2020, the Company sold a product line in Oil & Gas within the Industrial segment. The operating results of these businesses have been reported in the Consolidated Financial Statements through the date of sale in 2020 and for the years ended December 28, 2019 and December 29, 2018.

In the second quarter of 2019, the Company sold its Sargent & Greenleaf mechanical locks business within the Security segment. The operating results of this business have been reported in the Consolidated Financial Statements through the date of sale in 2019 and for the year ended December 29, 2018.

Refer to Note T, Divestitures, for further discussion.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements. While management believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from these estimates. Certain amounts reported in previous years have been reclassified to conform to the 2020 presentation.
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
ACCOUNTS AND FINANCING RECEIVABLE — Trade receivables are stated at gross invoice amounts less discounts, other allowances and provisions for credit losses. Financing receivables are initially recorded at fair value, less impairments or provisions for credit losses. Interest income earned from financing receivables that are not delinquent is recorded on the effective interest method. The Company considers any financing receivable that has not been collected within 90 days of original billing date as past-due or delinquent. The Company's payment terms are generally consistent with the industries in which its businesses operate and typically range from 30-90 days globally. Additionally, the Company considers the credit quality of all past-due or delinquent financing receivables as nonperforming. The Company does not adjust the promised amount of consideration for the effects of a significant financing component when the period between transfer of the product and receipt of payment is less than one year. Any significant financing components for contracts greater than one year are included in revenue over time.
ALLOWANCE FOR CREDIT LOSSES — The Company maintains an allowance for credit losses, which represents an estimate of expected losses over the remaining contractual life of its receivables. The allowance is determined using two methods. The amounts calculated from each of these methods are combined to determine the total amount reserved. First, a specific reserve is established for individual accounts where information indicates the customers may have an inability to meet financial obligations. Second, a reserve is determined for all customers based on a range of percentages applied to aging categories. These percentages are based on historical collection rates, write-off experience, and forecasts of future economic conditions. Actual write-offs are charged against the allowance when collection efforts have been unsuccessful.
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
To assess goodwill for impairment, the Company, depending on relevant facts and circumstances, performs either a qualitative assessment or a quantitative analysis utilizing a discounted cash flow valuation model. In performing a qualitative assessment, the Company first assesses relevant factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test. The Company identifies and considers the significance of relevant key factors, events, and circumstances that could affect the fair value of each reporting unit. These factors include external factors such as macroeconomic, industry, and market conditions, as well as entity-specific factors, such as actual and planned financial performance. The Company also considers changes in each reporting unit's fair value and carrying amount since the most recent date a fair value measurement was performed. In performing a quantitative analysis, the Company determines the fair value of a reporting unit using management’s assumptions about future cash flows based on long-range strategic plans. This approach incorporates many assumptions including discount rates, future growth rates and expected profitability. In the event the carrying amount of a reporting unit exceeded its fair value, an impairment loss would be recognized.
Indefinite-lived intangible assets are tested for impairment utilizing either a qualitative assessment or a quantitative analysis. For a qualitative assessment, the Company identifies and considers relevant key factors, events, and circumstances to determine whether it is necessary to perform a quantitative impairment test. The key factors considered include macroeconomic, industry, and market conditions, as well as the asset's actual and forecasted results. For the quantitative impairment tests, the Company compares the carrying amounts to the current fair market values, usually determined by the estimated royalty savings attributable to owning the intangible assets. Intangible assets with definite lives are amortized over their estimated useful lives to reflect the pattern over which the economic benefits of the intangible assets are consumed. Definite-lived intangible assets are also evaluated for impairment when impairment indicators are present. If the carrying amount exceeds the total undiscounted future cash flows, a discounted cash flow analysis is performed to determine the fair value of the asset. If the carrying amount of the asset was to exceed the fair value, it would be written down to fair value. No significant goodwill or other intangible asset impairments were recorded during 2020, 2019 or 2018.
FINANCIAL INSTRUMENTS — Derivative financial instruments are employed to manage risks, including foreign currency, interest rate exposures and commodity prices and are not used for trading or speculative purposes. As part of the Company’s risk management program, a variety of financial instruments such as interest rate swaps, currency swaps, purchased currency options, foreign exchange contracts and commodity contracts, may be used to mitigate interest rate exposure, foreign currency exposure and commodity price exposure. The Company recognizes all derivative instruments on the balance sheet at fair value.

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
ADVERTISING COSTS — Television advertising is expensed the first time the advertisement airs, whereas other advertising is expensed as incurred. Advertising costs are classified in SG&A and amounted to $76.8 million in 2020, $90.4 million in 2019 and $101.3 million in 2018. Expense pertaining to cooperative advertising with customers reported as a reduction of Net Sales was $357.3 million in 2020, $323.2 million in 2019 and $315.8 million in 2018. Cooperative advertising with customers classified as SG&A expense amounted to $17.8 million in 2020, $6.9 million in 2019 and $5.4 million in 2018.
SALES TAXES — Sales and value added taxes collected from customers and remitted to governmental authorities are excluded from Net Sales reported in the Consolidated Statements of Operations.
SHIPPING AND HANDLING COSTS — The Company generally does not bill customers for freight. Shipping and handling costs associated with inbound and outbound freight are reported in Cost of sales. Distribution costs are classified in SG&A and amounted to $347.8 million, $326.7 million and $316.0 million in 2020, 2019 and 2018, respectively.
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
INCOME TAXES — The Company accounts for income taxes under the asset and liability method in accordance with ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse. Any changes in tax rates on deferred tax assets and liabilities are recognized in earnings in the period that includes the enactment date. The Company recognizes the tax on global intangible low-taxed income as a period expense in the period the tax is incurred.

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
The Company is subject to income tax in a number of locations, including many state and foreign jurisdictions. Significant judgment is required when calculating the worldwide provision for income taxes. Many factors are considered when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments, and which may not accurately anticipate actual outcomes. It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Company's unrecognized tax positions will significantly increase or decrease within the next twelve months. These changes may be the result of settlements of ongoing audits, litigation, or other proceedings with taxing authorities. The Company periodically assesses its liabilities and contingencies for all tax years still subject to audit based on the most current available information, which involves inherent uncertainty.

Refer to Note Q, Income Taxes, for further discussion.
EARNINGS PER SHARE — Basic earnings per share equals net earnings attributable to common shareowners divided by weighted-average shares outstanding during the year. Diluted earnings per share include the impact of common stock equivalents using the treasury stock method when the effect is dilutive.
NEW ACCOUNTING STANDARDS ADOPTED — In August 2018, the FASB issued Accounting Standards Update ("ASU") 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. The standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The Company adopted this standard in the first quarter of 2020 and it did not have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20). The standard modifies disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The Company adopted this standard in the fourth quarter of 2020 and it did not have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820). The standard modifies disclosure requirements of fair value measurements. The Company adopted this standard in the first quarter of 2020 and it did not have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350). The new standard simplifies the subsequent measurement of goodwill by eliminating the second step of the goodwill impairment test. The Company adopted this standard in the first quarter of 2020 and it did not have an impact on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326). The new standard amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including accounts and notes receivable. The Company adopted this standard in the first quarter of 2020 and recognized a $3.8 million cumulative-effect adjustment to opening retained earnings related to the Company's allowance for credit losses on accounts and notes receivable. Refer to Note B, Accounts and Notes Receivable, Net, for further discussion.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The new standard provides optional expedients and exceptions that companies can apply during a limited time period to account for contracts, hedging relationships, and other transactions affected by reference rate reform, if certain criteria are met. Companies may elect to apply these optional expedients and exceptions beginning March 12, 2020 through December 31, 2022. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848). The objective of the new reference rate reform standard is to clarify the scope of Topic 848 and provide explicit guidance to help companies applying optional expedients and exceptions. This ASU is effective immediately for all entities that have applied optional expedients and exceptions. The Company is currently evaluating these standards to determine the impact they may have on it consolidated financial statements.

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

B. ACCOUNTS AND NOTES RECEIVABLE

(Millions of Dollars)	2020	2019
Trade accounts receivable	$1,345.7	$1,284.0
Trade notes receivable	156.1	156.7
Other accounts receivable	151.5	126.3
Gross accounts and notes receivable	1,653.3	1,567.0
Allowance for credit losses	(141.1)	(112.4)
Accounts and notes receivable, net	$1,512.2	$1,454.6
Long-term receivable, net	$139.9	$146.1
Trade receivables are dispersed among a large number of retailers, distributors and industrial accounts in many countries. Adequate reserves have been established to cover anticipated credit losses. Long-term receivables, net of $139.9 million and $146.1 million at January 2, 2021 and December 28, 2019, respectively, are reported within Other Assets in the Consolidated Balance Sheets. The Company's financing receivables are predominantly related to certain security equipment sales-type leases with commercial businesses. As of January 2, 2021, the current portion of finance receivables within Trade notes receivable approximated $80.3 million. Generally, the Company retains legal title to any equipment under lease and holds the right to repossess such equipment in an event of default. All financing receivables are interest-bearing and the Company has not classified any financing receivables as held-for-sale. Interest income earned from financing receivables that are not delinquent are recorded on the effective interest method.
The changes in the allowance for credit losses at January 2, 2021 are as follows:

(Millions of Dollars)	Balance December 28, 2019	Cumulative Effect Adjustment (a)	Charged To Costs and Expenses	Charged To Other Accounts (b)	Deductions (c)	Balance January 2, 2021
Accounts receivable	$99.3	$2.9	$41.1	$15.3	$(31.9)	$126.7
Notes receivable	$13.1	$0.9	$—	$4.6	$(4.2)	$14.4
Total	$112.4	$3.8	$41.1	$19.9	$(36.1)	$141.1
(a) Represents the cumulative-effect adjustment to opening retained earnings due to the adoption of ASU 2016-13. Refer to Note A, Significant Accounting Policies, for further discussion.
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
The following is a summary of the expected timing of receipt of payments from customers on an undiscounted basis as of January 2, 2021 relating to the Company's lease receivables:

(Millions of Dollars)	Total	Within 1 Year	2 Years	3 Years	4 Years	5 Years	Thereafter
Finance receivables	$209.5	$80.3	$56.5	$38.9	$21.4	$8.1	$4.3
Operating leases	$39.7	$38.5	$0.9	$0.3	$—	$—	$—

The following is a summary of lease revenue and sales-type lease profit for the years ended January 2, 2021 and December 28, 2019:

(Millions of Dollars)	2020	2019
Sales-type lease revenue	$113.0	$88.9
Lease interest revenue	13.3	12.7
Operating lease revenue	131.5	148.9
Total lease revenue	$257.8	$250.5
Sales-type lease profit	$45.0	$35.3

The Company has an accounts receivable sale program. According to the terms, the Company sells certain of its trade accounts receivables at fair value to a wholly owned, consolidated, bankruptcy-remote special purpose subsidiary (“BRS"). The BRS, in turn, can sell such receivables to a third-party financial institution (“Purchaser”) for cash. The Purchaser’s maximum cash investment in the receivables at any time is $110.0 million. The purpose of the program is to provide liquidity to the Company. These transfers qualify as sales under ASC 860, Transfers and Servicing, and receivables are derecognized from the Company’s Consolidated Balance Sheets when the BRS sells those receivables to the Purchaser. The Company has no retained interests in the transferred receivables, other than collection and administrative responsibilities. At January 2, 2021, the Company did not record a servicing asset or liability related to its retained responsibility based on its assessment of the servicing fee, market values for similar transactions and its cost of servicing the receivables sold.

At January 2, 2021 and December 28, 2019, net receivables of approximately $86.8 million and $100.0 million, respectively, were derecognized. Proceeds from transfers of receivables to the Purchaser totaled $259.6 million and $495.4 million for the years ended January 2, 2021 and December 28, 2019, respectively, and payments to the Purchaser totaled $272.8 million and $495.5 million, respectively. The program resulted in a pre-tax loss of $1.7 million and $3.6 million for the years ended January 2, 2021 and December 28, 2019, respectively, which included service fees of $0.6 million and $0.9 million, respectively. All cash flows under the program are reported as a component of changes in accounts receivable within operating activities in the Consolidated Statements of Cash Flows since all the cash from the Purchaser is received upon the initial sale of the receivable.

As of January 2, 2021 and December 28, 2019, the Company's deferred revenue totaled $207.6 million and $209.8 million, respectively, of which $108.7 million and $108.9 million, respectively, was classified as current. Revenue recognized for the years ended January 2, 2021 and December 28, 2019 that was previously deferred as of December 28, 2019 and December 29, 2018 totaled $96.8 million and $96.4 million, respectively.

As of January 2, 2021, approximately $1.107 billion of revenue from long-term contracts primarily in the Security segment was unearned related to customer contracts which were not completely fulfilled and will be recognized on a decelerating basis over the next 5 years. This amount excludes any of the Company's contracts with an original expected duration of one year or less.

C. INVENTORIES

(Millions of Dollars)	2020	2019
Finished products	$1,922.5	$1,526.0
Work in process	222.3	162.0
Raw materials	592.6	567.0
Total	$2,737.4	$2,255.0
Net inventories in the amount of $1.3 billion at January 2, 2021 and $1.1 billion at December 28, 2019 were valued at the lower of LIFO cost or market. If the LIFO method had not been used, inventories would have been higher than reported by $52.5 million at January 2, 2021 and $78.1 million at December 28, 2019.
As part of the CAM acquisition in the first quarter of 2020, the Company acquired net inventory with an estimated fair value of
$124.3 million. Refer to Note E, Acquisitions and Investments, for further discussion of the CAM acquisition.

D. PROPERTY, PLANT AND EQUIPMENT

(Millions of Dollars)	2020	2019
Land	$140.5	$112.2
Land improvements	56.4	52.6
Buildings	655.2	630.3
Leasehold improvements	192.6	172.1
Machinery and equipment	3,077.5	2,812.8
Computer software	557.7	510.8
Property, plant & equipment, gross	$4,679.9	$4,290.8
Less: accumulated depreciation and amortization	(2,626.1)	(2,331.3)
Property, plant & equipment, net	$2,053.8	$1,959.5
Depreciation and amortization expense associated with property, plant and equipment was as follows:

(Millions of Dollars)	2020	2019	2018
Depreciation	$332.6	$325.2	$288.4
Amortization	43.9	47.6	42.8
Depreciation and amortization expense	$376.5	$372.8	$331.2

E. ACQUISITIONS AND INVESTMENTS

2020 ACQUISITION

CAM

On February 24, 2020, the Company acquired CAM for a total estimated purchase price of approximately $1.46 billion, net of cash acquired. The purchase price consists of an initial cash payment of approximately $1.30 billion, net of cash acquired, and future payments up to $200.0 million contingent on The Boeing Company ("Boeing") 737 MAX Airplanes receiving Federal Aviation Administration ("FAA") authorization to return to service and Boeing achieving certain production levels, which were valued at $155.3 million as of the acquisition date.

In November 2020, the FAA rescinded the 737 MAX grounding order and as a result of the subsequent return to revenue service of the 737 MAX in December 2020, the Company paid $100 million to the former owners of CAM. The remaining contingent consideration was remeasured at January 2, 2021 and the Company concluded the achievement of certain production levels based on Boeing’s future forecast is remote and released the remaining $55.3 million contingent consideration liability to the Consolidated Statements of Operations in Other, net.

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

The CAM acquisition is being accounted for as a business combination using the acquisition method of accounting, which requires, among other things, certain assets acquired and liabilities assumed to be recognized at their fair values as of the acquisition date. The following table summarizes the estimated acquisition date value of identifiable net assets acquired and liabilities assumed:

(Millions of Dollars)
Cash and cash equivalents	$35.8
Accounts receivable, net	48.3
Inventories, net	124.3
Prepaid expenses and other assets	2.6
Property, plant and equipment	127.0
Trade names	25.0
Customer relationships	565.0
Accounts payable	(25.9)
Accrued expenses	(26.9)
Deferred taxes	(16.3)
Other liabilities	(0.3)
Total identifiable net assets	$858.6
Goodwill	633.2
Contingent consideration	(155.3)
Total consideration paid	$1,336.5

The weighted-average useful life assigned to the intangible assets is 20 years.
Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the expected cost synergies of the combined business and assembled workforce. It is estimated that $569.8 million of goodwill will be deductible for tax purposes.
The acquisition accounting for CAM is substantially complete with the exception of certain tax matters. The Company will complete its acquisition accounting in the first quarter of 2021. Any measurement period adjustments resulting from the finalization of the Company’s acquisition accounting are not expected to be material.
A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. The Company’s judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact the Company’s results from operations.

Other 2020 Acquisition

During 2020, the Company completed one smaller acquisition for $28.2 million, net of cash acquired. The estimated acquisition date value of the identifiable net assets acquired is $13.4 million, which includes $14.8 million of customer relationships. The related goodwill is $14.8 million. The useful life assigned to the customer relationships is 8 years. The results of this acquisition subsequent to the date of acquisition are included in the Company's Security segment.

The acquisition accounting for this acquisition is preliminary in certain respects. During the measurement period, the Company expects to record adjustments relating to working capital accounts and various opening balance sheet contingencies, amongst others. These adjustments are not expected to have a material impact on the Company’s Consolidated Financial Statements.

2019 ACQUISITIONS

IES Attachments

On March 8, 2019, the Company acquired IES Attachments for $653.5 million, net of cash acquired. IES Attachments is a manufacturer of high quality, performance-driven heavy equipment attachment tools for off-highway applications. The acquisition further diversified the Company's presence in the industrial markets, expanded its portfolio of attachment solutions and provided a meaningful platform for growth. The results of IES Attachments subsequent to the date of acquisition are included in the Company's Industrial segment.

The IES Attachments acquisition was accounted for as a business combination using the acquisition method of accounting, which requires, among other things, certain assets acquired and liabilities assumed to be recognized at their fair values as of the acquisition date. The estimated acquisition date value of identifiable net assets acquired, which included $77.8 million of working capital (primarily inventory), $78.3 million of deferred tax liabilities, and $328.0 million of intangible assets, was $342.2 million. The related goodwill was $311.3 million. The amount allocated to intangible assets included $304.0 million for customer relationships. The weighted-average useful life assigned to the intangible assets was 14 years.

Goodwill was calculated as the excess of the consideration transferred over the net assets recognized and represents the expected cost synergies of the combined business and assembled workforce. It is estimated that $2.4 million of goodwill, relating to the pre-acquisition historical tax basis of goodwill, will be deductible for tax purposes.

The acquisition accounting for IES Attachments is complete. The measurement period adjustments recorded in 2020 did not have a material impact to the Company's Consolidated Financial Statements.

Other 2019 Acquisitions

During 2019, the Company completed five smaller acquisitions for $40.8 million, net of cash acquired. The estimated acquisition date value of the identifiable net assets acquired, which included $5.9 million of working capital and $8.8 million of customer relationships, was $19.0 million. The related goodwill was $21.8 million. The useful lives assigned to the customer relationships ranged from 8 to 10 years. The results of these acquisitions subsequent to the dates of acquisition are included in the Company's Industrial and Security segments. The acquisition accounting for these acquisitions is complete. The measurement period adjustments recorded in 2020 did not have a material impact to the Company's Consolidated Financial Statements.
2018 ACQUISITIONS
Nelson Fastener Systems
On April 2, 2018, the Company acquired Nelson for $424.2 million, net of cash acquired. Nelson was complementary to the Company's product offerings, enhanced its presence in the general industrial end markets, and expanded its portfolio of highly-engineered fastening solutions. The results of Nelson are included in the Company's Industrial segment.
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

ACTUAL AND PRO-FORMA IMPACT FROM ACQUISITIONS
Actual Impact from Acquisitions
The net sales and net loss from the 2020 acquisitions included in the Company's Consolidated Statements of Operations for the year ended January 2, 2021 are shown in the table below. The net loss includes amortization expense relating to intangible assets recorded upon acquisition, inventory step-up charges, transaction costs, and other integration-related costs.

(Millions of Dollars)	2020
Net sales	$233.9
Net loss attributable to common shareowners	$(89.4)

Pro-forma Impact from Acquisitions

The following table presents supplemental pro-forma information as if the 2020 acquisitions had occurred on December 30, 2018 and the 2019 acquisitions had occurred on December 31, 2017. The pro-forma consolidated results are not necessarily indicative of what the Company’s consolidated net sales and net earnings would have been had the Company completed the acquisitions on the aforementioned dates. In addition, the pro-forma consolidated results do not purport to project the future results of the Company.

(Millions of Dollars, except per share amounts)	2020	2019
Net sales	$14,592.6	$14,903.7
Net earnings attributable to common shareowners	1,256.7	923.0
Diluted earnings per share	$8.06	$6.13

2020 Pro-forma Results

The 2020 pro-forma results were calculated by combining the results of Stanley Black & Decker with the stand-alone results of the 2020 acquisitions for their respective pre-acquisition periods. Accordingly the following adjustments were made:

•Elimination of the historical pre-acquisition intangible asset amortization expense and the addition of intangible asset amortization expense related to intangibles valued as part of the acquisition accounting that would have been incurred from December 29, 2019 to the acquisition dates.

•Additional depreciation expense for the property, plant, and equipment fair value adjustments that would have been incurred from December 29, 2019 to the acquisition date of CAM.

•Because the 2020 acquisitions were assumed to occur on December 30, 2018, there were no acquisition-related costs or inventory step-up charges factored into the 2020 pro-forma year, as such expenses would have occurred in the first year following the assumed acquisition date.

2019 Pro-forma Results

The 2019 pro-forma results were calculated by combining the results of Stanley Black & Decker with the stand-alone results of the 2019 and 2020 acquisitions for their respective pre-acquisition periods. Accordingly the following adjustments were made:

•Elimination of the historical pre-acquisition intangible asset amortization expense and the addition of intangible asset amortization expense related to intangibles valued as part of the acquisition accounting that would have been incurred from December 30, 2018 to the acquisition dates of the 2019 acquisitions and for the year ended December 28, 2019 for the 2020 acquisitions.

•Additional depreciation expense for the property, plant, and equipment fair value adjustments that would have been incurred from December 30, 2018 to the acquisition date of IES attachments and for the year ended December 28, 2019 for CAM.

•Additional expense for acquisition-related costs and inventory step-up charges relating to the 2020 acquisitions, as such expenses would have been incurred during the year ended December 28, 2019.

•Because the 2019 acquisitions were assumed to occur on December 31, 2017, there were no acquisition-related costs or inventory step-up charges factored into the 2019 pro-forma period, as such expenses would have occurred in the first year following the assumed acquisition date.

INVESTMENTS

On January 2, 2019, the Company acquired a 20 percent interest in MTD, a privately held global manufacturer of outdoor power equipment, for $234 million in cash. With annual revenues of approximately $2.6 billion, MTD manufactures and distributes gas-powered lawn tractors, zero turn mowers, walk behind mowers, snow throwers, trimmers, chain saws, utility vehicles and other outdoor power equipment. Under the terms of the agreement, the Company has the option to acquire the remaining 80 percent of MTD beginning on July 1, 2021 and ending on January 2, 2029. In the event the option is exercised, the companies have agreed to a valuation multiple based on MTD’s 2018 EBITDA, with an equitable sharing arrangement for future EBITDA growth. The Company is applying the equity method of accounting to the MTD investment.

During 2020, 2019 and 2018, the Company made additional immaterial investments in new and emerging start-up companies focused on innovation, breakthrough products and advanced technologies. These investments, which are included in Other assets in the Consolidated Balance Sheets, do not qualify for equity method accounting as the Company acquired less than 20 percent interest in each investment and does not have the ability to significantly influence the operating or financial decisions of any of the investees.

F. GOODWILL AND INTANGIBLE ASSETS
GOODWILL — The changes in the carrying amount of goodwill by segment are as follows:

(Millions of Dollars)	Tools & Storage	Industrial	Security	Total
Balance December 29, 2018	$5,154.3	$1,679.7	$2,122.7	$8,956.7
Acquisitions	(1.3)	320.5	8.2	327.4
Foreign currency translation and other	8.8	(4.7)	(50.7)	(46.6)
Balance December 28, 2019	$5,161.8	$1,995.5	$2,080.2	$9,237.5
Acquisitions	0.1	635.7	14.9	650.7
Foreign currency translation and other	85.8	15.3	48.8	149.9
Balance January 2, 2021	$5,247.7	$2,646.5	$2,143.9	$10,038.1
The goodwill amount for the CAM acquisition is subject to change based upon the finalization of the acquisition accounting during the measurement period. Refer to Note E, Acquisitions and Investments, for further discussion.
In accordance with ASC 350, Intangibles - Goodwill and Other, a portion of the goodwill associated with the Security segment was allocated to the aforementioned commercial electronic security divestiture based on the relative fair value of the business disposed of and the portion of the reporting unit that was retained. Accordingly, goodwill for the Security segment was reduced by $31.3 million and included in the gain on sale of this divestiture in 2020. Refer to Note T, Divestitures, for further discussion.
As required by the Company's policy, goodwill and indefinite-lived trade names were tested for impairment in the third quarter of 2020. The Company assessed the fair values of its reporting units utilizing a discounted cash flow valuation model. The key assumptions used were discount rates and perpetual growth rates applied to cash flow projections. Also inherent in the discounted cash flow valuations were near-term revenue growth rates over the next six years. These assumptions contemplated business, market and overall economic conditions. Based on the results of the annual impairment testing performed in the third quarter of 2020, the Company determined that the fair values of each of its reporting units exceeded their respective carrying amounts.

INTANGIBLE ASSETS — Intangible assets at January 2, 2021 and December 28, 2019 were as follows:

	2020		2019
(Millions of Dollars)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized Intangible Assets — Definite lived
Patents and copyrights	$45.5	$(44.0)	$42.4	$(41.5)
Trade names	220.8	(141.1)	194.5	(127.2)
Customer relationships	3,369.1	(1,634.0)	2,739.0	(1,421.7)
Other intangible assets	232.4	(190.9)	233.1	(182.9)
Total	$3,867.8	$(2,010.0)	$3,209.0	$(1,773.3)

Indefinite-lived trade names totaled $2.198 billion at January 2, 2021 and $2.186 billion at December 28, 2019. The year-over-year change is primarily due to currency fluctuations.
The fair values of the Company's indefinite-lived trade names were assessed using quantitative analyses, which utilized discounted cash flow valuation models taking into consideration appropriate discount rates, royalty rates and perpetual growth rates applied to projected sales. With the exception of an immaterial trade name, the Company determined that the fair values of its indefinite-lived trade names exceeded their respective carrying amounts.
Intangible assets amortization expense by segment was as follows:

(Millions of Dollars)	2020	2019	2018
Tools & Storage	$61.5	$73.1	$75.5
Industrial	96.6	69.6	50.7
Security	43.5	44.7	49.1
Consolidated	$201.6	$187.4	$175.3
Future amortization expense in each of the next five years amounts to $201.8 million for 2021, $192.7 million for 2022, $183.9 million for 2023, $175.4 million for 2024, $156.9 million for 2025 and $947.1 million thereafter.

G. ACCRUED EXPENSES
Accrued expenses at January 2, 2021 and December 28, 2019 were as follows:

(Millions of Dollars)	2020	2019
Payroll and related taxes	$324.2	$262.4
Income and other taxes	241.0	243.9
Customer rebates and sales returns	229.6	112.0
Insurance and benefits	80.4	69.8
Restructuring costs	90.2	147.8
Derivative financial instruments	185.3	22.4
Warranty costs	81.5	69.6
Deferred revenue	108.7	108.9
Freight costs	93.5	72.9
Environmental costs	46.7	57.8
Deferred purchase price	—	249.2
Current lease liability	138.8	141.3
Other	490.5	419.5
Total	$2,110.4	$1,977.5

H. LONG-TERM DEBT AND FINANCING ARRANGEMENTS
Long-term debt and financing arrangements at January 2, 2021 and December 28, 2019 were as follows:

		January 2, 2021						December 29, 2019
(Millions of Dollars)	Interest Rate	Original Notional	Unamortized Discount	Unamortized Gain (Loss) Terminated Swaps[1]	Purchase Accounting FV Adjustment	Deferred Financing Fees	Carrying Value	Carrying Value
Notes payable due 2021	3.40%	$—	$—	$—	$—	$—	$—	$406.0
Notes payable due 2022	2.90%	—	—	—	—	—	—	752.3
Notes payable due 2026	3.40%	500.0	(0.5)	—	—	(2.3)	497.2	496.5
Notes payable due 2028	7.05%	150.0	—	8.2	7.9	—	166.1	168.3
Notes payable due 2028	4.25%	500.0	(0.3)	—	—	(3.5)	496.2	495.8
Notes payable due 2030	2.30%	750.0	(2.3)	—	—	(4.8)	742.9	—
Notes payable due 2040	5.20%	400.0	(0.2)	(29.0)	—	(2.7)	368.1	366.5
Notes payable due 2048	4.85%	500.0	(0.5)	—	—	(5.2)	494.3	494.1
Notes payable due 2050	2.75%	750.0	(2.0)	—	—	(8.1)	739.9	—
Notes payable due 2060 (junior subordinated)	4.00%	750.0	—	—	—	(9.3)	740.7	—
Total long-term debt, including current maturities		$4,300	$(5.8)	$(20.8)	$7.9	$(35.9)	$4,245.4	$3,179.5
Less: Current maturities of long-term debt							—	(3.1)
Long-term debt							$4,245.4	$3,176.4
1 Unamortized gain (loss) associated with interest rate swaps are more fully discussed in Note I, Financial Instruments.
As of January 2, 2021, the total aggregate annual principal maturities of long-term debt for the next five years and thereafter are as follows: no principal maturities from 2021 to 2025, and $4.3 billion thereafter. These maturities represent the principal amounts to be paid and accordingly exclude the remaining $7.9 million of unamortized fair value adjustments made in purchase accounting, which increased the Black & Decker note payable due 2028, as well as a net loss of $26.6 million pertaining to unamortized termination gains and losses on interest rate swaps and unamortized discounts on the notes as described in Note I, Financial Instruments, and $35.9 million of unamortized deferred financing fees. Interest paid during 2020, 2019 and 2018 amounted to $192.1 million, $252.9 million and $249.6 million, respectively.

In November 2020, the Company issued $750.0 million of senior unsecured term notes maturing November 15, 2050 ("2050 Term Notes"). The 2050 Term Notes will accrue interest at a fixed rate of 2.75% per annum, with interest payable semi-annually in arrears, and rank equally in right of payment with all of the Company's existing and future unsecured unsubordinated debt. The Company received total net proceeds from this offering of approximately $739.9 million, net of approximately $10.1 million of underwriting expenses and other fees associated with the transaction. The Company used the net proceeds from the offering for general corporate purposes, including repayment of other borrowings.

Contemporaneously with the issuance of the 2050 Term Notes, the Company redeemed the 3.4% senior unsecured term notes due 2021 (“2021 Term Notes”) and the 2.9% senior unsecured term notes due 2022 (“2022 Term Notes”) for approximately $1.2 billion representing the outstanding principal amounts, accrued and unpaid interest, and a make-whole premium. The Company recognized a net pre-tax loss of $46.9 million from the extinguishment, which was comprised of the $48.7 million make-whole premium payment and a $1.7 million loss related to the write-off of deferred financing fees, partially offset by a $3.5 million gain relating to the write-off of unamortized fair value swap terminations. The Company also recognized a pre-tax loss of $19.6 million relating to the unamortized loss on cash flow swap terminations related to the 2022 Term Notes. Refer to Note I, Financial Instruments, for further discussion.

In February 2020, the Company issued $750.0 million of senior unsecured term notes maturing March 15, 2030 ("2030 Term Notes") and $750.0 million of fixed-to-fixed reset rate junior subordinated debentures maturing March 15, 2060 (“2060 Junior Subordinated Debentures”). The 2030 Term Notes accrue interest at a fixed rate of 2.3% per annum, with interest payable semi-annually in arrears, and rank equally in right of payment with all of the Company's existing and future unsecured and unsubordinated debt. The 2060 Junior Subordinated Debentures bear interest at a fixed rate of 4.0% per annum, payable semi-annually in arrears, up to but excluding March 15, 2025. From and including March 15, 2025, the interest rate will be reset for each subsequent five-year reset period equal to the Five-Year Treasury Rate plus 2.657%. The Five-Year Treasury Rate is based on the average yields on actively traded U.S. treasury securities adjusted to constant maturity, for five-year maturities.  On each five-year reset date, the 2060 Junior Subordinated Debentures can be called at 100% of the principal amount, plus accrued interest, if any. The 2060 Junior Subordinated Debentures are unsecured and rank subordinate and junior in right of payment to all of the Company’s existing and future senior debt. The Company received total net proceeds from these offerings of approximately $1.483 billion, net of underwriting expenses and other fees associated with the transactions. The net proceeds from these offerings were used for general corporate purposes, including acquisition funding.
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
Commercial Paper and Credit Facilities

The Company has a $3.0 billion commercial paper program which includes Euro denominated borrowings in addition to U.S. Dollars. As of January 2, 2021, the Company had no borrowings outstanding. As of December 28, 2019, the Company had $335.5 million of borrowings outstanding representing Euro denominated commercial paper, which was designated as a net investment hedge. Refer to Note I, Financial Instruments, for further discussion.

The Company has a five-year $2.0 billion committed credit facility (the "5-Year Credit Agreement"). Borrowings under the 5-Year Credit Agreement may be made in U.S. Dollars, Euros or Pounds Sterling. A sub-limit amount of $653.3 million is designated for swing line advances which may be drawn in Euros pursuant to the terms of the 5-Year Credit Agreement. Borrowings bear interest at a floating rate plus an applicable margin dependent upon the denomination of the borrowing and specific terms of the 5-Year Credit Agreement. The Company must repay all advances under the 5-Year Credit Agreement by the earlier of September 12, 2023 or upon termination. The 5-Year Credit Agreement is designated to be a liquidity back-stop for the Company's $3.0 billion U.S. Dollar and Euro commercial paper program. As of January 2, 2021 and December 28, 2019, the Company had not drawn on its five-year committed credit facility.

In September 2020, the Company terminated its 364-day $1.0 billion committed credit facility and concurrently executed a new 364-Day $1.0 billion committed credit facility (the "364-Day Credit Agreement"). Borrowings under the 364-Day Credit Agreement may be made in U.S. Dollars or Euros and bear interest at a floating rate plus an applicable margin dependent upon the denomination of the borrowing and pursuant to the terms of the 364-Day Credit Agreement. The Company must repay all advances under the 364-Day Credit Agreement by the earlier of September 8, 2021 or upon termination. The Company may, however, convert all advances outstanding upon termination into a term loan that shall be repaid in full no later than the first anniversary of the termination date provided that the Company, among other things, pays a fee to the administrative agent for the account of each lender. The 364-Day Credit Agreement serves as part of the liquidity back-stop for the Company’s $3.0 billion U.S. Dollar and Euro commercial paper program. As of January 2, 2021 and December 28, 2019, the Company had not drawn on its 364-Day committed credit facility.

In addition, the Company has other short-term lines of credit that are primarily uncommitted, with numerous banks, aggregating to $469.1 million, of which $373.4 million was available at January 2, 2021. Short-term arrangements are reviewed annually for renewal.

At January 2, 2021, the aggregate amount of committed and uncommitted lines of credit, long-term and short-term, was approximately $3.5 billion. At January 2, 2021, $1.5 million was recorded as short-term borrowings relating to amounts outstanding against uncommitted lines. In addition, $95.6 million of the short-term credit lines was utilized primarily pertaining to outstanding letters of credit for which there are no required or reported debt balances. The weighted-average interest rates on U.S. dollar denominated short-term borrowings for the years ended January 2, 2021 and December 28, 2019 were 1.3% and 2.3%, respectively. The weighted-average interest rates on Euro denominated short-term borrowings for the years ended January 2, 2021 and December 28, 2019 were negative 0.2% and 0.3%, respectively.

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

A summary of the fair values of the Company’s derivatives recorded in the Consolidated Balance Sheets at January 2, 2021 and December 28, 2019 follows:

(Millions of Dollars)	Balance Sheet Classification	2020	2019	Balance Sheet Classification	2020	2019
Derivatives designated as hedging instruments:
Interest Rate Contracts Cash Flow	Other current assets	$—	$—	Accrued expenses	$90.9	$—
	LT other assets	—	—	LT other liabilities	—	40.5
Foreign Exchange Contracts Cash Flow	Other current assets	—	7.0	Accrued expenses	23.7	7.8
Net Investment Hedge	Other current assets	3.5	18.6	Accrued expenses	55.1	8.5
	LT other assets	—	—	LT other liabilities	5.7	2.6
Non-derivative designated as hedging instrument:
Net Investment Hedge		—	—	Short-term borrowings	—	335.5
Total Designated as hedging instruments		$3.5	$25.6		$175.4	$394.9
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other current assets	$10.5	$3.7	Accrued expenses	$15.6	$6.1
Total		$14.0	$29.3		$191.0	$401.0

The counterparties to all of the above mentioned financial instruments are major international financial institutions. The Company is exposed to credit risk for net exchanges under these agreements, but not for the notional amounts. The credit risk is limited to the asset amounts noted above. The Company limits its exposure and concentration of risk by contracting with diverse financial institutions and does not anticipate non-performance by any of its counterparties. Further, as more fully discussed in Note M, Fair Value Measurements, the Company considers non-performance risk of its counterparties at each reporting period and adjusts the carrying value of these assets accordingly. The risk of default is considered remote. As of January 2, 2021 and December 28, 2019, there were no assets that had been posted as collateral related to the above mentioned financial instruments.

In 2020, 2019 and 2018, cash flows related to derivatives, including those that are separately discussed below, resulted in net cash received of $33.4 million, $69.9 million and $2.4 million, respectively.

CASH FLOW HEDGES — There were after-tax mark-to-market losses of $103.0 million and $54.2 million as of January 2, 2021 and December 28, 2019, respectively, reported for cash flow hedge effectiveness in Accumulated other comprehensive loss. An after-tax loss of $20.1 million is expected to be reclassified to earnings as the hedged transactions occur or as amounts are amortized within the next twelve months. The ultimate amount recognized will vary based on fluctuations of the hedged currencies and interest rates through the maturity dates.

The tables below detail pre-tax amounts of derivatives designated as cash flow hedges in Accumulated other comprehensive loss during the periods in which the underlying hedged transactions affected earnings for 2020, 2019 and 2018:

2020 (Millions of Dollars)	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Recognized in Income on Amounts Excluded from Effectiveness Testing
Interest Rate Contracts	$(70.9)	Interest expense	$(16.3)	$—
Foreign Exchange Contracts	$(16.1)	Cost of sales	$12.4	$—

2019 (Millions of Dollars)	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Recognized in Income on Amounts Excluded from Effectiveness Testing
Interest Rate Contracts	$(40.5)	Interest expense	$(16.2)	$—
Foreign Exchange Contracts	$(16.7)	Cost of sales	$(6.5)	$—

2018 (Millions of Dollars)	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income (Effective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion)
Interest Rate Contracts	$33.1	Interest expense	$(15.3)	$—
Foreign Exchange Contracts	$35.9	Cost of sales	$(17.9)	$—

A summary of the pre-tax effect of cash flow hedge accounting on the Consolidated Statements of Operations for 2020, 2019 and 2018 is as follows:

	2020		2019		2018
(Millions of dollars)	Cost of Sales	Interest Expense	Cost of Sales	Interest Expense	Cost of Sales	Interest Expense
Total amount in the Consolidated Statements of Operations in which the effects of the cash flow hedges are recorded	$9,566.7	$223.1	$9,636.7	$284.3	$9,131.3	$277.9
Gain (loss) on cash flow hedging relationships:
Foreign Exchange Contracts:
Hedged Items	$(12.4)	$—	$6.5	$—	$17.9	$—
Gain (loss) reclassified from OCI into Income	$12.4	$—	$(6.5)	$—	$(17.9)	$—
Interest Rate Swap Agreements:
Gain (loss) reclassified from OCI into Income [1]	$—	$(16.3)	$—	$(16.2)	$—	$(15.3)
1 Inclusive of the gain/loss amortization on terminated derivative financial instruments.

For 2020, 2019 and 2018 after-tax losses of $15.4 million, $13.1 million, and $15.4 million, respectively, were reclassified from Accumulated other comprehensive loss into earnings (inclusive of the gain/loss amortization on terminated derivative financial instruments) during the periods in which the underlying hedged transactions affected earnings.

Interest Rate Contracts: The Company enters into interest rate swap agreements in order to obtain the lowest cost source of funds within a targeted range of variable to fixed-rate debt proportions. During 2020, the Company entered into forward starting interest rate swaps totaling $1.0 billion to offset expected variability on future interest rate payments associated with debt instruments expected to be issued in the future. The Company terminated these swaps in 2020 resulting in a loss of $20.5 million, which was recorded in Accumulated other comprehensive loss and is being amortized to interest expense over future periods. The cash flows stemming from the maturity of such interest rate swaps designated as cash flow hedges are presented within other financing activities in the Consolidated Statements of Cash Flows.

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

In December 2020, the Company redeemed all of the outstanding 2021 Term Notes and 2022 Term Notes, as further discussed in Note H, Long-Term Debt and Financing Arrangements. As a result, the Company recorded a pre-tax loss of $19.6 million relating to the remaining unamortized loss on cash flow swap terminations related to the 2022 Term Notes.

As of January 2, 2021 and December 28, 2019, the Company had $400 million of forward starting swaps outstanding.

Foreign Currency Contracts

Forward Contracts: Through its global businesses, the Company enters into transactions and makes investments denominated in multiple currencies that give rise to foreign currency risk. The Company and its subsidiaries regularly purchase inventory from subsidiaries with functional currencies different than their own, which creates currency-related volatility in the Company’s results of operations. The Company utilizes forward contracts to hedge these forecasted purchases and sales of inventory. Gains and losses reclassified from Accumulated other comprehensive loss are recorded in Cost of sales as the hedged item affects earnings. There are no components excluded from the assessment of effectiveness for these contracts. At January 2, 2021, and December 28, 2019, the notional values of the forward currency contracts outstanding was $595.8 million and $518.2 million, respectively, maturing on various dates through 2021.

Purchased Option Contracts: The Company and its subsidiaries have entered into various intercompany transactions whereby the notional values are denominated in currencies other than the functional currencies of the party executing the trade. In order to better match the cash flows of its intercompany obligations with cash flows from operations, the Company enters into purchased option contracts. Gains and losses reclassified from Accumulated other comprehensive loss are recorded in Cost of sales as the hedged item affects earnings. There are no components excluded from the assessment of effectiveness for these contracts. At January 2, 2021 and December 28, 2019 there were no outstanding option contracts.

FAIR VALUE HEDGES

Interest Rate Risk: In an effort to optimize the mix of fixed versus floating rate debt in the Company’s capital structure, the Company enters into interest rate swaps. In prior years, the Company entered into interest rate swaps related to certain of its notes payable which were subsequently terminated. Amortization of the gain/loss on previously terminated swaps is reported as a reduction of interest expense. Prior to termination, the changes in fair value of the swaps and the offsetting changes in fair value related to the underlying notes were recognized in earnings. The Company did not have any active fair value interest rate swaps at January 2, 2021 or December 28, 2019.

A summary of the pre-tax effect of fair value hedge accounting on the Consolidated Statements of Operations for 2020, 2019 and 2018 is as follows:

	2020	2019	2018
(Millions of dollars)	Interest Expense	Interest Expense	Interest Expense
Total amount in the Consolidated Statements of Operations in which the effects of the fair value hedges are recorded	$223.1	$284.3	$277.9
Amortization of gain on terminated swaps	$(3.0)	$(7.7)	$(3.2)

In December 2020, the Company redeemed all of the outstanding 2021 Term Notes and 2022 Term Notes, as further discussed in Note H, Long-Term Debt and Financing Arrangements. As a result, the Company recorded a pre-tax gain of $3.5 million relating to the remaining unamortized gain on fair value swap terminations related to the 2021 Term Notes.

In February 2019, the Company redeemed all of the outstanding 2053 Junior Subordinated Debentures, as further discussed in Note H, Long-Term Debt and Financing Arrangements. As a result, the Company recorded a pre-tax gain of $4.6 million relating to the remaining unamortized gain on swap termination related to this debt.

A summary of the amounts recorded in the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges as of 2020 and 2019 is as follows:

(Millions of dollars)	2020 Carrying Amount of Hedged Liability[1]	2020 Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liability
Current maturities of long-term debt	$—	Terminated Swaps	$—
Long-Term Debt	$4,245.4	Terminated Swaps	$(20.8)
1Represents hedged items no longer designated in qualifying fair value hedging relationships.

(Millions of dollars)	2019 Carrying Amount of Hedged Liability[1]	2019 Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liability
Current maturities of long-term debt	$3.1	Terminated Swaps	$3.1
Long-Term Debt	$3,176.4	Terminated Swaps	$(17.5)

1Represents hedged items no longer designated in qualifying fair value hedging relationships.
NET INVESTMENT HEDGES

Foreign Exchange Contracts: The Company utilizes net investment hedges to offset the translation adjustment arising from re-measurement of its investment in the assets and liabilities of its foreign subsidiaries. The total after-tax amounts in Accumulated other comprehensive gains of $72.8 million and $97.3 million at January 2, 2021 and December 28, 2019, respectively.

As of January 2, 2021, the Company had cross currency swaps with a notional value totaling $839.4 million maturing on various dates through 2023 hedging a portion of its Japanese yen, Euro and Swiss franc denominated net investments. As of January 2, 2021, the Company had no Euro denominated commercial paper designated as a net investment hedge.

As of December 28, 2019, the Company had cross currency swaps with a notional value totaling $1.1 billion maturing on various dates through 2023 hedging a portion of its Japanese yen, Euro and Swiss franc denominated net investments and Euro denominated commercial paper with a value of $335.5 million maturing in 2020 hedging a portion of its Euro denominated net investments.

Maturing foreign exchange contracts resulted in net cash received of $41.0 million, $8.0 million, and $25.7 million during 2020, 2019 and 2018, respectively.

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

The pre-tax gains and losses from fair value changes during 2020, 2019 and 2018 were as follows:

	2020
(Millions of Dollars)	Total Gain (Loss) Recorded in OCI	Excluded Component Recorded in OCI	Income Statement Classification	Total Gain (Loss) Reclassified from OCI to Income	Excluded Component Amortized from OCI to Income
Forward Contracts	$0.8	$—	Other, net	$—	$—
Cross Currency Swap	$(5.4)	$60.7	Other, net	$18.2	$18.2
Option Contracts	$—	$—	Other, net	$—	$—
Non-derivative designated as Net Investment Hedge	$(8.5)	$—	Other, net	$—	$—

	2019
(Millions of Dollars)	Total Gain (Loss) Recorded in OCI	Excluded Component Recorded in OCI	Income Statement Classification	Total Gain (Loss) Reclassified from OCI to Income	Excluded Component Amortized from OCI to Income
Forward Contracts	$6.4	$4.6	Other, net	$4.3	$4.3
Cross Currency Swap	$54.8	$48.8	Other, net	$29.9	$29.9
Option Contracts	$(3.7)	$—	Other, net	$—	$—
Non-derivative designated as Net Investment Hedge	$21.7	$—	Other, net	$—	$—

	2018
(Millions of Dollars)	Total Gain (Loss) Recorded in OCI	Excluded Component Recorded in OCI	Income Statement Classification	Total Gain (Loss) Reclassified from OCI to Income	Excluded Component Amortized from OCI to Income
Forward Contracts	$37.1	$8.6	Other, net	$8.2	$8.2
Cross Currency Swap	$(2.3)	$5.8	Other, net	$6.8	$6.8
Option Contracts	$(2.0)	$—	Other, net	$—	$—
Non-derivative designated as Net Investment Hedge	$61.8	$—	Other, net	$—	$—

As discussed in Note H, Long-Term Debt and Financing Arrangements, the Company has a commercial paper program which authorizes Euro denominated borrowings in addition to U.S. Dollars. Euro denominated borrowings against this commercial paper program are designated as a net investment hedge against a portion of its Euro denominated net investment. As of January 2, 2021 the Company had no Euro denominated borrowings outstanding against this commercial paper program and as of December 28, 2019, the Company had $335.5 million in Euro denominated borrowings outstanding against this commercial paper program.

UNDESIGNATED HEDGES

Foreign Exchange Contracts: Currency swaps and foreign exchange forward contracts are used to reduce risks arising from the change in fair value of certain foreign currency denominated assets and liabilities (such as affiliate loans, payables and receivables). The objective of these practices is to minimize the impact of foreign currency fluctuations on operating results. The total notional amount of the forward contracts outstanding at January 2, 2021 was $1.3 billion maturing on various dates through 2021. The total notional amount of the forward contracts outstanding at December 28, 2019 was $946.8 million maturing on various dates through 2020. The gain (loss) recorded in the income statement from changes in the fair value related to derivatives not designated as hedging instruments under ASC 815 for 2020, 2019 and 2018 are as follows:

(Millions of Dollars)	Income Statement Classification	2020	2019	2018
Foreign Exchange Contracts	Other-net	$(15.7)	$(4.1)	$17.0

J. CAPITAL STOCK
EARNINGS PER SHARE — The following table reconciles net earnings attributable to common shareowners and the weighted-average shares outstanding used to calculate basic and diluted earnings per share for the fiscal years ended January 2, 2021, December 28, 2019, and December 29, 2018.

	2020	2019	2018
Numerator (in millions):
Net Earnings Attributable to Common Shareowners	$1,210.4	$955.8	$605.2

Denominator (in thousands):
Basic weighted-average shares outstanding	154,176	148,365	148,919
Dilutive effect of stock contracts and awards	1,685	2,193	2,724
Diluted weighted-average shares outstanding	155,861	150,558	151,643

Earnings per share of common stock:
Basic	$7.85	$6.44	$4.06
Diluted	$7.77	$6.35	$3.99

The following weighted-average stock options were not included in the computation of weighted-average diluted shares outstanding because the effect would be anti-dilutive (in thousands):

	2020	2019	2018
Number of stock options	2,376	2,151	1,339

In November 2019, the Company issued 7,500,000 Equity Units with a total notional value of $750.0 million (“2019 Equity Units”). Each unit initially consists of 750,000 shares of convertible preferred stock ("Series D Preferred Stock") and forward stock purchase contracts. On and after November 15, 2022, the Series D Preferred Stock may be converted into common stock at the option of the holder. At the election of the Company, upon conversion, the Company may deliver cash, common stock, or a combination thereof. The conversion rate is initially 5.2263 shares of common stock per one share of Series D Preferred Stock, which was equivalent to an initial conversion price of approximately $191.34 per share of common stock. As of January 2, 2021, due to customary anti-dilution provisions, the conversion rate was 5.2269, equivalent to a conversion price of approximately $191.32 per share of common stock. The Series D Preferred Stock is excluded from the denominator of the diluted earnings per share calculation on the basis that the convertible preferred stock will be settled in cash except to the extent that the conversion value of the convertible preferred stock exceeds its liquidation preference. Therefore, before any redemption or conversion, the common shares that would be required to settle the applicable conversion value in excess of the liquidation preference, if the Company elects to settle such excess in common shares, are included in the denominator of diluted earnings per share in periods in which they are dilutive. The shares related to the Series D Preferred Stock were anti-dilutive during 2020 and during November and December of 2019.

In May 2017, the Company issued 7,500,000 Equity Units with a total notional value of $750.0 million (“2017 Equity Units”). Each unit initially consisted of 750,000 shares of convertible preferred stock ("Series C Preferred Stock") and forward stock purchase contracts. In May 2020, the Company successfully remarketed the Series C Preferred Stock, generating cash proceeds of $750.0 million which were applied to settle the holders' stock purchase contract obligations, resulting in the Company issuing 5,463,750 common shares. Holders of the remarketed Series C Preferred Stock are entitled to receive cumulative dividends, if declared by the Board of Directors, at an initial fixed rate equal to 5.0% per annum of the $1,000 per share liquidation preference (equivalent to $50.00 per annum per share). In addition, holders have the option to convert the Series C Preferred Stock into common stock. At the election of the Company, upon conversion, the Company may deliver cash, common stock, or a combination thereof. In connection with the remarketing described above, the conversion rate was reset to 6.7352 shares of the Company's common stock per one share of Series C Preferred Stock, which was equivalent to a conversion price of approximately $148.47 per share of common stock. As of January 2, 2021, due to customary anti-dilution provisions, the conversion rate was 6.7504, equivalent to a conversion price of approximately $148.14 per share of common stock. The Series C Preferred Stock is excluded from the denominator of the diluted earnings per share calculation on the basis that the convertible preferred stock will be settled in cash except to the extent that the conversion value of the convertible preferred stock exceeds its liquidation preference. Therefore, before any redemption or conversion, the common shares that would be required to settle the applicable conversion value in excess of the liquidation preference, if the Company elects to settle such excess in common shares, are included in the denominator of diluted earnings per share in periods in which they are dilutive. The shares related to the Series C Preferred Stock were anti-dilutive during certain months in 2020 and most of 2019.

See "Other Equity Arrangements" below for further details of the above transactions.
COMMON STOCK ACTIVITY — Common stock activity for 2020, 2019 and 2018 was as follows:

	2020	2019	2018
Outstanding, beginning of year	153,506,409	151,302,450	154,038,031
Issued from treasury	7,474,394	2,391,336	941,854
Returned to treasury	(228,541)	(187,377)	(3,677,435)
Outstanding, end of year	160,752,262	153,506,409	151,302,450
Shares subject to the forward share purchase contract	(3,645,510)	(3,645,510)	(3,645,510)
Outstanding, less shares subject to the forward share purchase contract	157,106,752	149,860,899	147,656,940

In May 2020, the Company issued 5,463,750 shares of common stock to settle the purchase contracts related to the 2017 Equity Units.
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
COMMON STOCK RESERVED — Common stock shares reserved for issuance under various employee and director stock plans at January 2, 2021 and December 28, 2019 are as follows:

	2020	2019
Employee stock purchase plan	1,480,962	1,593,759
Other stock-based compensation plans	8,113,781	11,330,531
Total shares reserved	9,594,743	12,924,290

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
The fair value of stock option grants is estimated on the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used to value grants made in 2020, 2019 and 2018:

	2020	2019	2018
Average expected volatility	35.0%	25.0%	23.0%
Dividend yield	1.6%	1.8%	2.0%
Risk-free interest rate	0.4%	1.5%	2.9%
Expected life	5.3 years	5.3 years	5.3 years
Fair value per option	$48.36	$30.09	$26.54
Weighted-average vesting period	2.8 years	2.8 years	2.9 years
Stock Options:
The number of stock options and weighted-average exercise prices as of January 2, 2021 are as follows:

	Options	Price
Outstanding, beginning of year	6,454,671	$122.42
Granted	1,103,538	179.85
Exercised	(1,419,699)	94.24
Forfeited	(263,264)	148.68
Outstanding, end of year	5,875,246	$138.84
Exercisable, end of year	3,289,889	$121.65

At January 2, 2021, the range of exercise prices on outstanding stock options was $64.79 to $179.85. Stock option expense was $31.6 million, $27.7 million and $23.9 million for the years ended January 2, 2021, December 28, 2019 and December 29, 2018, respectively. At January 2, 2021, the Company had $70.8 million of unrecognized pre-tax compensation expense for stock options. This expense will be recognized over the remaining vesting periods which are 1.9 years on a weighted-average basis.

During 2020, the Company received $133.8 million in cash from the exercise of stock options. The related tax benefit from the exercise of these options was $24.6 million. During 2020, 2019 and 2018, the total intrinsic value of options exercised was $104.3 million, $143.7 million and $18.3 million, respectively. When options are exercised, the related shares are issued from treasury stock.

An excess tax benefit is generated on the extent to which the actual gain, or spread, an optionee receives upon exercise of an option exceeds the fair value determined at the grant date; that excess spread over the fair value of the option times the applicable tax rate represents the excess tax benefit. During 2020, 2019 and 2018, the excess tax benefit arising from tax deductions in excess of recognized compensation cost totaled $17.6 million, $25.8 million and $2.3 million, respectively, and was recorded in income tax expense.
Outstanding and exercisable stock option information at January 2, 2021 follows:

	Outstanding Stock Options			Exercisable Stock Options
Exercise Price Ranges	Options	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Options	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$75.00 and below	427,354	1.47	$67.96	427,354	1.47	$67.96
$75.01 — $125.00	1,483,536	4.97	108.40	1,483,536	4.97	108.40
$125.01 and higher	3,964,356	8.55	157.87	1,378,999	7.70	152.56
	5,875,246	7.13	$138.84	3,289,889	5.66	$121.65
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
As of January 2, 2021, the aggregate intrinsic value of stock options outstanding and stock options exercisable was $234.8 million and $187.2 million, respectively.
Employee Stock Purchase Plan:
The Employee Stock Purchase Plan (“ESPP”) enables eligible employees in the United States, Canada and Israel to purchase shares of the Company's common stock at the lower of 85.0% of the fair market value of the shares on the grant date ($123.83 per share for fiscal year 2020 purchases) or 85.0% of the fair market value of the shares on the last business day of each month. A maximum of 1,600,000 shares are authorized for subscription. In conjunction with the Company’s cost savings initiatives, the ESPP was temporarily suspended in 2019 and was subsequently reinstated in 2020. During 2020, 2019 and 2018, 119,038 shares, 12,465 shares and 139,715 shares, respectively, were issued under the plan at average prices of $110.97, $103.02, and $121.00 per share, respectively, and the intrinsic value of the ESPP purchases was $3.3 million, $0.3 million and $3.1 million, respectively. For 2020, the Company received $13.2 million in cash from ESPP purchases, and there was no related tax benefit. The fair value of ESPP shares was estimated using the Black-Scholes option pricing model. ESPP compensation cost is recognized ratably over the one year term based on actual employee stock purchases under the plan. The fair value of the employees’ purchase rights under the ESPP was estimated using the following assumptions for 2020, 2019 and 2018, respectively: dividend yield of 1.7%, 2.2% and 1.6%; expected volatility of 28.0%, 28.0% and 16.0%; risk-free interest rates of 1.6%, 2.5%, and 1.6%; and expected lives of one year. The weighted-average fair value of those purchase rights granted in 2020, 2019 and 2018 was $41.02, $27.75 and $43.69, respectively. Total compensation expense recognized for ESPP was $3.9 million in 2020, de minimus in 2019 and $6.6 million in 2018.
Restricted Share Units and Awards:
Compensation cost for restricted share units and awards, including restricted shares granted to French employees in lieu of RSUs, (collectively “RSUs”) granted to employees is recognized ratably over the vesting term, which varies but is generally 4 years. RSU grants totaled 325,448 shares, 282,598 shares and 413,838 shares in 2020, 2019 and 2018, respectively. The weighted-average grant date fair value of RSUs granted in 2020, 2019 and 2018 was $165.44, $149.14 and $133.90 per share, respectively.
Total compensation expense recognized for RSUs amounted to $35.6 million, $41.2 million and $40.1 million in 2020, 2019 and 2018, respectively. The actual tax benefit received related to the shares that were delivered in 2020 was $9.0 million. The excess tax benefit recognized was $2.3 million, $3.2 million, and $1.8 million in 2020, 2019 and 2018, respectively. As of January 2, 2021, unrecognized compensation expense for RSUs amounted to $85.6 million and will be recognized over a weighted-average period of 2 years.
A summary of non-vested restricted stock unit and award activity as of January 2, 2021, and changes during the twelve month period then ended is as follows:

	Restricted Share Units & Awards	Weighted-Average Grant Date Fair Value
Non-vested at December 28, 2019	866,520	$139.23
Granted	325,448	165.44
Vested	(291,523)	134.48
Forfeited	(69,061)	137.98
Non-vested at January 2, 2021	831,384	$151.26
The total fair value of shares vested (market value on the date vested) during 2020, 2019 and 2018 was $58.5 million, $56.7 million and $46.8 million, respectively.
Prior to 2020, non-employee members of the Board of Directors received annual restricted share-based grants which must be cash settled and accordingly mark-to-market accounting is applied. The Company recognized $1.6 million and $6.8 million of expense for these awards in 2020 and 2019, respectively, and $3.4 million of income in 2018. Beginning in 2020, the annual grant issued to non-employee members of the Board of Directors will be stock settled. The expense related to the 2020 annual grant was $1.4 million in 2020. Additionally, members of the Board of Directors were granted restricted share units for which compensation expense of $1.0 million, $1.2 million, and $1.2 million was recognized for 2020, 2019 and 2018, respectively.
Management Incentive Compensation Plan Performance Stock Units:
In 2020 and 2019, the Company granted Performance Stock Units (collectively "MICP-PSUs") under the Management Incentive Compensation Plan ("MICP") to participating employees. Awards are payable in shares of common stock and generally no award is made if the employee terminates employment prior to the settlement dates. The ultimate delivery of the shares related to the 2020 and 2019 MICP-PSU grant will occur ratably in 2021, 2022, and 2023 for the 2020 plan and in 2020, 2021, and 2022 for the 2019 plan. The total shares to be delivered are based on actual 2020 and 2019 performance in relation to the established goals.
A summary of the activity pertaining to the maximum number of shares that may be issued is as follows:

	Share Units	Weighted-Average Grant Date Fair Value
Non-vested at December 28, 2019	346,011	$127.27
Granted	508,860	93.58
Vested	(62,613)	127.27
Forfeited	(199,223)	122.60
Non-vested at January 2, 2021	593,035	$99.93

Compensation cost for these performance awards is recognized ratably over the vesting term of 3 years. Total expense recognized in 2020 and 2019 related to these MICP-PSUs approximated $18.5 million and $9.5 million, respectively. The actual tax benefit received related to the shares that were delivered in 2020 was $1.9 million.
Long-Term Performance Awards:
The Company has granted Long-Term Performance Awards (“LTIP”) under its 2018 Omnibus Award Plan and 2013 Long Term Incentive Plan to senior management employees for achieving Company performance measures. Awards are payable in shares of common stock, which may be restricted if the employee has not achieved certain stock ownership levels, and generally no award is made if the employee terminates employment prior to the settlement date. LTIP grants were made in

2018, 2019 and 2020. Each grant has separate annual performance goals for each year within the respective three year performance period. Earnings per share and cash flow return on investment represent 75% of the grant value. There is a third market-based metric, representing 25% of the total grant, which measures the Company’s common stock return relative to peers over the performance period. The ultimate delivery of shares will occur in 2021, 2022 and 2023 for the 2018, 2019 and 2020 grants, respectively. Share settlements are based on actual performance in relation to these goals.
Expense recognized for these performance awards amounted to $17.1 million in 2020, $9.0 million in 2019, and $4.7 million in 2018. With the exception of the market-based metric comprising 25% of the award, in the event performance goals are not met, compensation cost is not recognized and any previously recognized compensation cost is reversed. The actual tax benefit received related to the shares that were delivered in 2020 was $3.9 million. The excess tax benefit recognized was $0.7 million and $1.5 million in 2020 and 2019, respectively. There was no excess tax benefit recognized in 2018.
A summary of the activity pertaining to the maximum number of shares that may be issued is as follows:

	Share Units	Weighted-Average Grant Date Fair Value
Non-vested at December 28, 2019	607,532	$131.46
Granted	205,964	154.07
Vested	(97,560)	119.34
Forfeited	(107,198)	122.78
Non-vested at January 2, 2021	608,738	$142.58

OTHER EQUITY ARRANGEMENTS

2019 Equity Units and Capped Call Transactions

In November 2019, the Company issued 7,500,000 Equity Units with a total notional value of $750.0 million (“2019 Equity Units”). Each unit has a stated amount of $100 and initially consists of a three-year forward stock purchase contract (“2022 Purchase Contracts”) for the purchase of a variable number of shares of common stock, on November 15, 2022, for a price of $100, and a 10% beneficial ownership interest in one share of 0% Series D Cumulative Perpetual Convertible Preferred Stock, without par, with a liquidation preference of $1,000 per share (“Series D Preferred Stock”). The Company received approximately $735.0 million in cash proceeds from the 2019 Equity Units net of offering expenses and underwriting costs and commissions, and issued 750,000 shares of Series D Preferred Stock, recording $750.0 million in preferred stock. The proceeds were used for general corporate purposes, including repayment of short-term borrowings. The Company also used $19.2 million of the proceeds to enter into capped call transactions utilized to hedge potential economic dilution as described in more detail below.

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

On and after November 15, 2022, the Series D Preferred Stock may be converted into common stock at the option of the holder. The conversion rate was initially 5.2263 shares of common stock per one share of Series D Preferred Stock, which was equivalent to an initial conversion price of approximately $191.34 per share of common stock. As of January 2, 2021, due to customary anti-dilution provisions, the conversation rate was 5.2269, equivalent to a conversion price of approximately $191.32 per share of common stock. At the election of the Company, upon conversion, the Company may deliver cash, common stock, or a combination thereof.

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

The initial maximum settlement rate of 0.6272 was calculated using an initial reference price of $159.45, equal to the last reported sale price of the Company's common stock on November 7, 2019. As of January 2, 2021, due to the customary anti-dilution provisions, the maximum settlement rate was 0.6272, equivalent to a reference price of $159.43. If the applicable market value of the Company's common stock is less than or equal to the reference price, the settlement rate will be the maximum settlement rate; and if the applicable market value of the Company's common stock is greater than the reference price, the settlement rate will be a number of shares of the Company's common stock equal to $100 divided by the applicable market value. Upon settlement of the 2022 Purchase Contracts, the Company will receive additional cash proceeds of $750 million.

The Company pays the holders of the 2022 Purchase Contracts quarterly payments (“Contract Adjustment Payments”) at a rate of 5.25% per annum, payable quarterly in arrears on February 15, May 15, August 15 and November 15, which commenced on February 15, 2020. The $114.2 million present value of the Contract Adjustment Payments reduced Shareowners’ Equity at inception. As each quarterly Contract Adjustment Payment is made, the related liability is reduced and the difference between the cash payment and the present value will accrete to interest expense, approximately $1.3 million per year over the three-year term. As of January 2, 2021, the present value of the Contract Adjustment Payments was $76.3 million.

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

The capped call transactions have a term of approximately three years and are intended to cover the number of shares issuable upon conversion of the Series D Preferred Stock. Subject to customary anti-dilution adjustments, the capped call has an initial lower strike price of $191.34, which corresponds to the minimum 5.2263 settlement rate of the Series D Preferred Stock, and an upper strike price of $207.29, which is approximately 30% higher than the closing price of the Company's common stock on November 7, 2019. As of January 2, 2021, due to the customary anti-dilution provisions, the capped call transactions were at an adjusted lower strike price of $191.32 and an adjusted upper strike price of $207.26.

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

With respect to the impact on the Company, the capped call transactions and 2019 Equity Units, when taken together, result in the economic equivalent of having the conversion price on the 2019 Equity Units at $207.26, the upper strike price of the capped call as of January 2, 2021.

The Company paid $19.2 million, or an average of $4.90 per option, to enter into capped call transactions on 3.9 million shares of common stock. The $19.2 million premium paid was recorded as a reduction of Shareowners’ Equity. The aggregate fair value of the options at January 2, 2021 was $22.3 million.

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

Convertible Preferred Stock

In May 2017, the Company issued 750,000 shares of Series C Preferred Stock, without par, with a liquidation preference of $1,000 per share. The convertible preferred stock initially did not bear any dividends and the liquidation preference of the convertible preferred stock did not accrete. The convertible preferred stock has no maturity date and remains outstanding unless converted by holders or redeemed by the Company. Holders of shares of the convertible preferred stock generally have no voting rights. The Series C Preferred Stock was pledged as collateral to support holders' purchase obligations under the 2020 Purchase Contracts.

In May 2020, the Company successfully remarketed the Series C Preferred Stock. In connection with the remarketing, the conversation rate was reset to 6.7352 shares of the Company's common stock, which is equivalent to a conversion price of approximately $148.47 per share. Beginning on May 15, 2020, the holders have the option to convert the Series C Preferred Stock into common stock. At the election of the Company, upon conversion, the Company may delivery cash, common stock, or a combination thereof. As of January 2, 2021 due to the customary anti-dilution provisions, the conversion rate was 6.7504, equivalent to a conversion price of approximately $148.14 per share of common stock.

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

2020 Purchase Contracts

The remarketing resulted in cash proceeds of $750.0 million, which were automatically applied to satisfy in full the related unit holders' obligations to purchase common shares under their 2020 Purchase Contracts. In May 2020, the Company issued

5,463,750 common shares, settling all 2020 Purchase Contracts using the maximum settlement rate of 0.7285 (equivalent to a reference price of $137.26 per common share).

The Company paid the holders of the 2020 Purchase Contracts quarterly payments (“Contract Adjustment Payments”) at a rate of 5.375% per annum, payable quarterly in arrears on February 15, May 15, August 15 and November 15, which commenced August 15, 2017. The $117.1 million initial present value of these Contract Adjustment Payments reduced Shareowners’ Equity at inception. As each quarterly Contract Adjustment Payment was made, the related liability was reduced and the difference between the cash payment and the present value accreted to interest expense, approximately $1.3 million per year over the three-year term. On May 15, 2020, the Company paid the final contract adjustment payment related to the 2020 Purchase Contracts.

Capped Call Transactions

In May 2017, the Company entered into capped call transactions with three major financial institutions (the "counterparties") in order to offset the potential economic dilution associated with the common shares issuable upon conversion of the Series C preferred Stock, to the extent that the conversion value of the conversion preferred stock exceeds its liquidation preference. The Company paid $25.1 million, or an average of $5.43 per option, to enter into capped call transactions on 4.6 million shares of common stock. The $25.1 million paid was recorded as a reduction of Shareowners' Equity.

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

On June 9, 2020, the Company amended the 2018 capped call options to align with and offset the potential economic dilution associated with the common shares issuable upon conversion of the remarketed Series C Preferred Stock, as further discussed above. Subsequent to the amendment, the capped call options, subject to anti-dilution, had an initial lower strike price of $148.34 and an upper strike price of $165.00, which was approximately 30% higher than the closing price of the Company's common stock on June 9, 2020. As of January 2, 2021, due to the customary anti-dilution provisions, the capped call transactions had adjusted lower and upper strike prices of $148.14 and $164.77, respectively. The aggregate fair value of the options at January 2, 2021 was $53.4 million.

With the respect to the impact on the Company, the capped call transactions and Series C Preferred Stock, when taken together, result in the economic equivalent of having the conversion price on the Series C Preferred Stock at $164.77, the upper strike price of the capped call as of January 2, 2021.

The capped call transactions may be settled by net share settlement (the default settlement method) or, at the Company's option and subject to certain conditions, cash settlement, physical settlement or modified physical settlement. The number of shares the Company will receive will be determined by the terms of the contracts using a volume-weighted average price calculation for the market value of the Company's common stock, over an averaging period. The market value determined will then be measured against the applicable strike price of the capped call transactions.
K. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table summarizes the changes in the accumulated balances for each component of Accumulated other comprehensive loss:

(Millions of Dollars)	Currency translation adjustment and other	(Losses) gains on cash flow hedges, net of tax	Gains (losses) on net investment hedges, net of tax	Pension (losses) gains, net of tax	Total
Balance - December 29, 2018	$(1,481.2)	$(26.8)	$63.3	$(369.6)	$(1,814.3)
Other comprehensive (loss) income before reclassifications	(36.0)	(40.5)	60.0	(53.3)	(69.8)
Reclassification adjustments to earnings	—	13.1	(26.0)	12.4	(0.5)
Net other comprehensive (loss) income	(36.0)	(27.4)	34.0	(40.9)	(70.3)
Balance - December 28, 2019	$(1,517.2)	$(54.2)	$97.3	$(410.5)	$(1,884.6)
Other comprehensive income (loss) before reclassifications	266.2	(64.2)	(38.3)	(53.4)	110.3
Adjustments related to sales of businesses	15.7	—	—	0.6	16.3
Reclassification adjustments to earnings	—	15.4	13.8	15.1	44.3
Net other comprehensive income (loss)	281.9	(48.8)	(24.5)	(37.7)	170.9
Balance - January 2, 2021	$(1,235.3)	$(103.0)	$72.8	$(448.2)	$(1,713.7)

The reclassifications out of Accumulated other comprehensive loss for the twelve months ended January 2, 2021 and December 28, 2019 were as follows:

(Millions of Dollars)	2020	2019
Components of accumulated other comprehensive loss	Reclassification adjustments	Reclassification adjustments	Affected line item in Consolidated Statements of Operations
Realized gains (losses) on cash flow hedges	$12.4	$(6.5)	Cost of sales
Realized losses on cash flow hedges	(19.6)	—	Other, net
Realized losses on cash flow hedges	(16.3)	(16.2)	Interest expense
Total before taxes	$(23.5)	$(22.7)
Tax effect	8.1	9.6	Income taxes
Realized losses on cash flow hedges, net of tax	$(15.4)	$(13.1)

Realized (losses) gains on net investment hedges	$(18.2)	$34.2	Other, net
Tax effect	4.4	(8.2)	Income taxes
Realized (losses) gains on net investment hedges, net of tax	$(13.8)	$26.0

Actuarial losses and prior service costs / credits	(19.5)	(15.3)	Other, net
Settlement losses	(0.6)	(1.0)	Other, net
Total before taxes	(20.1)	(16.3)
Tax effect	5.0	3.9	Income taxes
Amortization of defined benefit pension items, net of tax	$(15.1)	$(12.4)

L. EMPLOYEE BENEFIT PLANS

EMPLOYEE STOCK OWNERSHIP PLAN (“ESOP”) — Most U.S. employees may make contributions that do not exceed 25% of their eligible compensation to a tax-deferred 401(k) savings plan, subject to restrictions under tax laws. Employees generally direct the investment of their own contributions into various investment funds. An employer match benefit is provided under the plan equal to one-half of each employee’s tax-deferred contribution up to the first 7% of their compensation. Participants direct the entire employer match benefit such that no participant is required to hold the Company’s common stock in their 401(k) account. The employer match benefit, which was suspended in the second quarter of 2020, totaled $10.9 million, $28.8 million and $28.0 million in 2020, 2019 and 2018, respectively. In addition to the regular employer match, $0.7 million was allocated to the employee's accounts for forfeitures and a surplus resulting from appreciation of the Company's share value in 2018. There was no additional employer match allocated to employee's accounts in 2020 and 2019.

In addition, approximately 9,300 U.S. salaried and non-union hourly employees are eligible to receive a non-contributory benefit under the Core benefit plan. Core benefit allocations range from 2% to 6% of eligible employee compensation based on age. Allocations for benefits earned under the Core plan, which were suspended in the second quarter of 2020, were $5.6 million, $28.8 million, and $29.0 million in 2020, 2019 and 2018, respectively. Assets held in participant Core accounts are invested in target date retirement funds which have an age-based allocation of investments.

Shares of the Company's common stock held by the ESOP were purchased with the proceeds of borrowings from the Company in 1991 ("1991 internal loan"). Shareowners' equity reflects a reduction equal to the cost basis of unearned (unallocated) shares purchased with the internal borrowings. In 2019 and 2018, the Company made additional contributions to the ESOP for $7.2 million, and $7.0 million, respectively, which were used by the ESOP to make additional payments on the 1991 internal loan. These payments triggered the release of 226,212 and 207,049 shares of unallocated stock in 2019 and 2018, respectively.

Net ESOP activity recognized is comprised of the cost basis of shares released, the cost of the aforementioned Core and 401(k) match defined contribution benefits, less the fair value of shares released and dividends on unallocated ESOP shares. The Company’s net ESOP activity resulted in expense of $6.3 million in 2020, income of $0.5 million in 2019 and expense of $0.4 million in 2018. ESOP expense is affected by the market value of the Company’s common stock on the monthly dates when shares are released. The weighted-average market value of shares released was $146.08 per share in 2020, $138.67 per share in 2019 and $139.45 per share in 2018.

Unallocated shares are released from the trust based on current period debt principal and interest payments as a percentage of total future debt principal and interest payments. Dividends on both allocated and unallocated shares may be used for debt service and to credit participant accounts for dividends earned on allocated shares. Dividends paid on the shares acquired with the 1991 internal loan were used solely to pay internal loan debt service in all periods. Dividends on ESOP shares, which are charged to shareowners’ equity as declared, were $1.3 million, $6.3 million and $7.7 million in 2020, 2019, and 2018, respectively, net of the tax benefit which is recorded in earnings. Dividends on ESOP shares were utilized entirely for debt service in all years. Interest costs incurred by the ESOP on the 1991 internal loan, which have no earnings impact, were $0.1 million, $0.5 million and $1.6 million for 2020, 2019 and 2018, respectively. Both allocated and unallocated ESOP shares are treated as outstanding for purposes of computing earnings per share. As of January 2, 2021, the cumulative number of ESOP shares allocated was 15,541,357, of which participants held 1,638,044 shares. There are no unallocated shares remaining as of January 2, 2021, as all shares in the ESOP trust holding account have been released. The Company made cash contributions totaling $9.2 million in 2020, $2.2 million in 2019 and $2.3 million in 2018, excluding additional contributions of $7.2 million and $7.0 million in 2019 and 2018, respectively, as discussed previously.

PENSION AND OTHER BENEFIT PLANS — The Company sponsors pension plans covering most domestic hourly and certain executive employees, and approximately 12,500 foreign employees. Benefits are generally based on salary and years of service, except for U.S. collective bargaining employees whose benefits are based on a stated amount for each year of service.

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

The Company has assessed and determined that none of the multi-employer plans to which it contributes are individually significant to the Company’s Consolidated Financial Statements. The Company does not expect to incur a withdrawal liability or expect to significantly increase its contributions over the remainder of the contract period.

In addition to the multi-employer plans, various other defined contribution plans are sponsored worldwide.

The expense for defined contribution plans, aside from the earlier discussed ESOP plans, is as follows:

(Millions of Dollars)	2020	2019	2018
Multi-employer plan expense	$7.8	$7.2	$7.3
Other defined contribution plan expense	$29.7	$36.2	$12.9

The components of net periodic pension expense (benefit) are as follows:

	U.S. Plans			Non-U.S. Plans
(Millions of Dollars)	2020	2019	2018	2020	2019	2018
Service cost	$6.8	$12.3	$7.5	$16.1	$14.6	$15.2
Interest cost	35.3	47.1	42.8	22.5	30.3	28.6
Expected return on plan assets	(58.7)	(61.7)	(68.7)	(41.2)	(45.6)	(46.5)
Amortization of prior service cost (credit)	1.0	1.0	1.1	(0.7)	(0.6)	(1.3)
Actuarial loss amortization	8.5	8.0	7.8	11.7	8.6	8.5
Special termination benefit	—	—	—	0.2	—	—
Settlement / curtailment loss	—	—	—	0.6	1.0	0.7
Net periodic pension (benefit) expense	$(7.1)	$6.7	$(9.5)	$9.2	$8.3	$5.2

The Company provides medical and dental benefits for certain retired employees in the United States, Brazil, and Canada. Approximately 16,100 participants are covered under these plans. Net periodic post-retirement benefit expense was comprised of the following elements:

	Other Benefit Plans
(Millions of Dollars)	2020	2019	2018
Service cost	$0.6	$0.3	$0.5
Interest cost	1.5	1.6	1.6
Amortization of prior service credit	(1.3)	(1.4)	(1.3)
Actuarial loss amortization	0.3	(0.3)	—
Special termination benefit	16.1	—	—
Net periodic post-retirement expense	$17.2	$0.2	$0.8

The components of net periodic benefit cost other than the service cost component are included in Other, net in the Consolidated Statements of Operations.

Changes in plan assets and benefit obligations recognized in Accumulated other comprehensive loss in 2020 are as follows:

(Millions of Dollars)	2020
Current year actuarial loss	$51.9
Amortization of actuarial loss	(19.5)
Prior service cost from plan amendments	0.2
Settlement / curtailment loss	(0.6)
Currency / other	18.4
Total loss recognized in Accumulated other comprehensive loss (pre-tax)	$50.4

The amounts in Accumulated other comprehensive loss expected to be recognized as components of net periodic benefit costs during 2021 total $22.3 million, representing amortization of actuarial losses.

The changes in the pension and other post-retirement benefit obligations, fair value of plan assets, as well as amounts recognized in the Consolidated Balance Sheets, are shown below.

	U.S. Plans		Non-U.S. Plans		Other Benefits
(Millions of Dollars)	2020	2019	2020	2019	2020	2019
Change in benefit obligation
Benefit obligation at end of prior year	$1,325.4	$1,260.9	$1,449.9	$1,305.3	$52.2	$44.8
Service cost	6.8	12.3	16.1	14.6	0.6	0.3
Interest cost	35.3	47.1	22.5	30.3	1.5	1.6
Special termination benefit	—	—	0.2	—	16.1	—
Settlements/curtailments	—	—	(5.5)	(6.0)	—	—
Actuarial loss (gain)	123.3	130.4	112.0	140.6	(2.9)	8.6
Plan amendments	0.1	1.4	0.1	0.7	—	—
Foreign currency exchange rate changes	—	—	84.9	25.8	(1.8)	—
Participant contributions	—	—	0.3	0.3	—	—
Acquisitions, divestitures, and other	(4.0)	(10.0)	(6.5)	(2.2)	—	2.4
Benefits paid	(82.6)	(116.7)	(51.7)	(59.5)	(4.5)	(5.5)
Benefit obligation at end of year	$1,404.3	$1,325.4	$1,622.3	$1,449.9	$61.2	$52.2
Change in plan assets
Fair value of plan assets at end of prior year	$1,103.5	$1,020.7	$1,093.5	$974.3	$—	$—
Actual return on plan assets	160.9	190.0	119.3	133.2	—	—
Participant contributions	—	—	0.3	0.3	—	—
Employer contributions	13.7	19.5	22.0	22.6	4.5	5.5
Settlements	—	—	(5.2)	(5.6)	—	—
Foreign currency exchange rate changes	—	—	55.6	30.4	—	—
Acquisitions, divestitures, and other	(4.0)	(10.0)	(4.2)	(2.2)	—	—
Benefits paid	(82.6)	(116.7)	(51.7)	(59.5)	(4.5)	(5.5)
Fair value of plan assets at end of plan year	$1,191.5	$1,103.5	$1,229.6	$1,093.5	$—	$—
Funded status — assets less than benefit obligation	$(212.8)	$(221.9)	$(392.7)	$(356.4)	$(61.2)	$(52.2)
Unrecognized prior service cost (credit)	3.8	4.7	(17.4)	(17.5)	(0.6)	(2.0)
Unrecognized net actuarial loss (gain)	278.7	266.2	360.3	318.7	(3.2)	1.1
Net amount recognized	$69.7	$49.0	$(49.8)	$(55.2)	$(65.0)	$(53.1)

	U.S. Plans		Non-U.S. Plans		Other Benefits
(Millions of Dollars)	2020	2019	2020	2019	2020	2019
Amounts recognized in the Consolidated Balance Sheets
Prepaid benefit cost (non-current)	$—	$—	$0.2	$0.1	$—	$—
Current benefit liability	(7.3)	(7.6)	(10.2)	(9.1)	(6.8)	(4.5)
Non-current benefit liability	(205.5)	(214.3)	(382.7)	(347.4)	(54.4)	(47.7)
Net liability recognized	$(212.8)	$(221.9)	$(392.7)	$(356.4)	$(61.2)	$(52.2)

Accumulated other comprehensive loss (pre-tax):
Prior service cost (credit)	$3.8	$4.7	$(17.4)	$(17.5)	$(0.6)	$(2.0)
Actuarial loss (gain)	278.7	266.2	360.3	318.7	(3.2)	1.1
	282.5	270.9	342.9	301.2	(3.8)	(0.9)
Net amount recognized	$69.7	$49.0	$(49.8)	$(55.2)	$(65.0)	$(53.1)

Actuarial losses and gains reflected in the table above are driven by changes in demographic experience, changes in assumptions, and differences in actual returns on investments compared to estimated returns. For the year ended January 2, 2021, the increase in the benefit obligation as a result of actuarial losses was primarily driven by the decline in the single equivalent discount rate used to measure these obligations. These actuarial losses were partially offset by an improved funded position, as the actual return on plan assets during the year exceeded the estimated return, and an updated mortality improvement scale which slightly reduced the projected obligation.
The accumulated benefit obligation for all defined benefit pension plans was $3.022 billion at January 2, 2021 and $2.768 billion at December 28, 2019. Information regarding pension plans in which accumulated benefit obligations exceed plan assets follows:

	U.S. Plans		Non-U.S. Plans
(Millions of Dollars)	2020	2019	2020	2019
Accumulated benefit obligation	$1,401.5	$1,323.7	$1,531.8	$1,390.1
Fair value of plan assets	$1,191.5	$1,103.5	$1,201.3	$1,090.8
Information regarding pension plans in which projected benefit obligations (inclusive of anticipated future compensation increases) exceed plan assets follows:

	U.S. Plans		Non-U.S. Plans
(Millions of Dollars)	2020	2019	2020	2019
Projected benefit obligation	$1,404.3	$1,325.4	$1,619.9	$1,448.6
Fair value of plan assets	$1,191.5	$1,103.5	$1,227.0	$1,092.0
The major assumptions used in valuing pension and post-retirement plan obligations and net costs were as follows:

	Pension Benefits
	U.S. Plans			Non-U.S. Plans			Other Benefits
	2020	2019	2018	2020	2019	2018	2020	2019	2018
Weighted-average assumptions used to determine benefit obligations at year end:
Discount rate	2.39%	3.20%	4.20%	1.31%	1.80%	2.62%	2.19%	3.64%	4.03%
Rate of compensation increase	3.00%	3.50%	3.00%	3.29%	3.30%	3.44%	3.50%	3.50%	3.50%
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate - service cost	3.58%	4.43%	3.72%	1.57%	2.37%	2.15%	5.62%	5.22%	5.11%
Discount rate - interest cost	2.75%	3.86%	3.16%	1.61%	2.37%	2.20%	3.36%	4.04%	3.77%
Rate of compensation increase	3.00%	3.00%	3.00%	3.30%	3.44%	3.45%	3.50%	3.50%	3.50%
Expected return on plan assets	5.25%	6.25%	6.25%	3.90%	4.73%	4.37%	—	—	—
The expected rate of return on plan assets is determined considering the returns projected for the various asset classes and the relative weighting for each asset class. The Company will use a 3.16% weighted-average expected rate of return assumption to determine the 2021 net periodic benefit cost.
PENSION PLAN ASSETS — Plan assets are invested in equity securities, government and corporate bonds and other fixed income securities, money market instruments and insurance contracts. The Company’s worldwide asset allocations at January 2, 2021 and December 28, 2019 by asset category and the level of the valuation inputs within the fair value hierarchy established by ASC 820, Fair Value Measurement, are as follows:

Asset Category (Millions of Dollars)	2020	Level 1	Level 2
Cash and cash equivalents	$83.2	$69.0	$14.2
Equity securities
U.S. equity securities	329.4	91.2	238.2
Foreign equity securities	234.1	65.7	168.4
Fixed income securities
Government securities	821.6	285.8	535.8
Corporate securities	867.6	—	867.6
Insurance contracts	41.7	—	41.7
Other	43.5	—	43.5
Total	$2,421.1	$511.7	$1,909.4

Asset Category (Millions of Dollars)	2019	Level 1	Level 2
Cash and cash equivalents	$35.8	$16.1	$19.7
Equity securities
U.S. equity securities	321.4	111.1	210.3
Foreign equity securities	259.4	95.8	163.6
Fixed income securities
Government securities	741.6	271.5	470.1
Corporate securities	751.5	—	751.5
Insurance contracts	39.0	—	39.0
Other	48.3	—	48.3
Total	$2,197.0	$494.5	$1,702.5
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

The Company's investment strategy for pension assets focuses on a liability-matching approach with gradual de-risking taking place over a period of many years.  The Company utilizes the current funded status to transition the portfolio toward investments that better match the duration and cash flow attributes of the underlying liabilities. Assets approximating 50% of the Company's current pension liabilities have been invested in fixed income securities, using a liability / asset matching duration strategy, with the primary goal of mitigating exposure to interest rate movements and preserving the overall funded status of the underlying plans. Plan assets are broadly diversified and are invested to ensure adequate liquidity for immediate and medium term benefit payments. The Company’s target asset allocations include approximately 20%-40% in equity securities, approximately 50%-70% in fixed income securities and approximately 10% in other securities. In 2020, the funded status percentage (total plan assets divided by total projected benefit obligation) of all global pension plans was 80%, which is consistent with 79% in 2019 and 78% in 2018.

CONTRIBUTIONS —  The Company’s funding policy for its defined benefit plans is to contribute amounts determined annually on an actuarial basis to provide for current and future benefits in accordance with federal law and other regulations. The Company expects to contribute approximately $41 million to its pension and other post-retirement benefit plans in 2021.

EXPECTED FUTURE BENEFIT PAYMENTS —  Benefit payments, inclusive of amounts attributable to estimated future employee service, are expected to be paid as follows over the next 10 years:

(Millions of Dollars)	Total	Year 1	Year 2	Year 3	Year 4	Year 5	Years 6-10
Future payments	$1,440.2	$146.5	$146.4	$148.6	$146.4	$144.6	$707.7
These benefit payments will be funded through a combination of existing plan assets, the returns on those assets, and amounts to be contributed in the future by the Company.

HEALTH CARE COST TRENDS — The weighted-average annual assumed rate of increase in the per-capita cost of covered benefits (i.e., health care cost trend rate) is assumed to be 6.0% for 2021, reducing gradually to 4.6% by 2028 and remaining at that level thereafter.

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
The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis for each of the hierarchy levels:

(Millions of Dollars)	Total Carrying Value	Level 1	Level 2	Level 3
January 2, 2021
Money market fund	$10.3	$10.3	$—	$—
Derivative assets	$14.0	$—	$14.0	$—
Derivative liabilities	$191.0	$—	$191.0	$—
Contingent consideration liability	$187.0	$—	$—	$187.0
December 28, 2019
Money market fund	$1.2	$1.2	$—	$—
Derivative assets	$29.3	$—	$29.3	$—
Derivative liabilities	$65.5	$—	$65.5	$—
Non-derivative hedging instrument	$335.5	$—	$335.5	$—
Contingent consideration liability	$196.1	$—	$—	$196.1
The following table provides information about the Company's financial assets and liabilities not carried at fair value:

	January 2, 2021		December 28, 2019
(Millions of Dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
Other investments	$13.3	$13.9	$14.4	$14.8
Long-term debt, including current portion	$4,245.4	$4,934.5	$3,179.5	$3,601.0
The money market fund and other investments related to the West Coast Loading Corporation ("WCLC") trust are considered Level 1 instruments within the fair value hierarchy. The long-term debt instruments are considered Level 2 instruments and are measured using a discounted cash flow analysis based on the Company’s marginal borrowing rates. The differences between the carrying values and fair values of long-term debt are attributable to the stated interest rates differing from the Company's marginal borrowing rates. The fair values of the Company's variable rate short-term borrowings approximate their carrying values at January 2, 2021 and December 28, 2019. The fair values of derivative financial instruments in the table above are based on current settlement values.

As part of the Craftsman® brand acquisition in March 2017, the Company recorded a contingent consideration liability representing the Company's obligation to make future payments to Transform Holdco, LLC, which operates Sears and Kmart retail locations, of between 2.5% and 3.5% on sales of Craftsman products in new Stanley Black & Decker channels through March 2032. During the year ended January 2, 2021, the Company paid $45.9 million, which included a $33.0 million payment in the second quarter of 2020 relating to royalties owed for the first twelve quarters. The Company will continue making future payments quarterly through the second quarter of 2032. The estimated fair value of the contingent consideration liability is determined using a discounted cash flow analysis taking into consideration future sales projections, forecasted payments to Transform Holdco, LLC, based on contractual royalty rates, and the related tax impacts. The estimated fair value of the contingent consideration liability was $187.0 million and $196.1 million as of January 2, 2021 and December 28, 2019, respectively. Adjustments to the contingent consideration liability, with the exception of cash payments, are recorded in SG&A in the Consolidated Statements of Operations. A 100 basis point reduction in the discount rate would result in an increase to the liability of approximately $7.4 million as of January 2, 2021.
A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. The Company's judgments used to determine the estimated contingent consideration liability discussed above, including estimated future sales projections, can materially impact the Company's results of operations.
The Company had no significant non-recurring fair value measurements, nor any other financial assets or liabilities measured using Level 3 inputs, during 2020 or 2019.
Refer to Note I, Financial Instruments, for more details regarding derivative financial instruments, Note S, Contingencies, for more details regarding the other investments related to the WCLC trust, and Note H, Long-Term Debt and Financing Arrangements, for more information regarding the carrying values of the Company's long-term debt.

N. OTHER COSTS AND EXPENSES
During 2020, the Company recognized pre-tax charges of approximately $185.0 million related to the comprehensive cost reduction and efficiency program in response to the impact of the COVID-19 pandemic. The charges were primarily related to costs associated with a voluntary retirement program as well as restructuring costs related to headcount actions, as further discussed in Note O, Restructuring Charges.

Other, net is primarily comprised of intangible asset amortization expense (see Note F, Goodwill and Intangible Assets), currency-related gains or losses, environmental remediation expense, acquisition-related transaction and consulting costs, and certain pension gains or losses. Acquisition-related transaction and consulting costs of $28.6 million, $30.2 million, and $30.4 million were included in Other, net for the years ended January 2, 2021, December 28, 2019, and December 29, 2018, respectively. In 2020, Other, net also included a $16.1 million special termination benefit charge associated with the voluntary retirement program, a $19.6 million loss relating to the unamortized loss on cash flow swap terminations, and a $55.3 million release of a contingent consideration liability relating to the CAM acquisition. Refer to Note E, Acquisitions and Investments, for further discussion of the CAM contingent consideration. In addition, Other, net included a $77.7 million environmental remediation charge recorded in 2018 related to a settlement with the Environmental Protection Agency ("EPA"). Refer to Note S, Contingencies, for further discussion of the EPA settlement.
Research and development costs, which are classified in SG&A, were $211.0 million, $255.2 million and $275.8 million for fiscal years 2020, 2019 and 2018, respectively.

O. RESTRUCTURING CHARGES
A summary of the restructuring reserve activity from December 28, 2019 to January 2, 2021 is as follows:

(Millions of Dollars)	December 28, 2019	Net Additions	Usage	Currency	January 2, 2021
Severance and related costs	$140.3	$63.9	$(111.0)	$(5.7)	$87.5
Facility closures and asset impairments	7.5	19.1	(23.9)	—	2.7
Total	$147.8	$83.0	$(134.9)	$(5.7)	$90.2
During 2020, the Company recognized net restructuring charges of $83.0 million, primarily related to severance costs associated with a cost reduction program announced in the second quarter of 2020.

The majority of the $90.2 million of reserves remaining as of January 2, 2021 is expected to be utilized within the next 12 months.

Segments: The $83 million of net restructuring charges for the year ended January 2, 2021 includes: $40 million pertaining to the Tools & Storage segment; $29 million pertaining to the Industrial segment; $9 million pertaining to the Security segment; and $5 million pertaining to Corporate.

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
The Industrial segment is comprised of the Engineered Fastening and Infrastructure businesses. The Engineered Fastening business primarily sells highly engineered components such as fasteners, fittings and various engineered products, which are designed for specific application across multiple verticals. The product lines include externally threaded fasteners, blind rivets and tools, blind inserts and tools, drawn arc weld studs and systems, engineered plastic and mechanical fasteners, self-piercing riveting systems, precision nut running systems, micro fasteners, high-strength structural fasteners, axel swage, latches, heat shields, pins, and couplings. The Infrastructure business consists of the Attachment Tools and Oil & Gas product lines. Attachment Tools sells hydraulic tools and high quality, performance-driven heavy equipment attachment tools for off-highway applications. Oil & Gas sells and rents custom pipe handling, joint welding and coating equipment used in the construction of large and small diameter pipelines and provides pipeline inspection services.
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
The Company utilizes segment profit, which is defined as net sales minus cost of sales and SG&A inclusive of the provision for credit losses (aside from corporate overhead expense), and segment profit as a percentage of net sales to assess the profitability of each segment. Segment profit excludes the corporate overhead expense element of SG&A, other, net (inclusive of intangible asset amortization expense), gain or loss on sales of businesses, restructuring charges, loss on debt extinguishments, interest income, interest expense, income taxes and share of net earnings or losses of equity method investment. Corporate overhead is comprised of world headquarters facility expense, cost for the executive management team and expenses pertaining to certain centralized functions that benefit the entire Company but are not directly attributable to the businesses, such as legal and corporate finance functions. Refer to Note F, Goodwill and Intangible Assets, and Note O, Restructuring Charges, for the amount of intangible asset amortization expense and net restructuring charges, respectively, attributable to each segment. Transactions between segments are not material. Segment assets primarily include cash, accounts receivable, inventory, other current assets, property, plant and equipment, right-of-use lease assets and intangible assets. Net sales and long-lived assets are attributed to the geographic regions based on the geographic locations of the end customer and the Company subsidiary, respectively.

BUSINESS SEGMENTS

(Millions of Dollars)	2020	2019	2018
Net Sales
Tools & Storage	$10,329.7	$10,062.1	$9,814.0
Industrial	2,352.7	2,434.7	2,187.8
Security	1,852.2	1,945.4	1,980.6
Consolidated	$14,534.6	$14,442.2	$13,982.4
Segment Profit
Tools & Storage	$1,841.7	$1,533.3	$1,393.1
Industrial	225.6	334.1	319.8
Security	108.7	126.6	169.3
Segment Profit	2,176.0	1,994.0	1,882.2
Corporate overhead	(297.7)	(229.5)	(202.8)
Other, net	(262.8)	(249.1)	(287.0)
(Loss) gain on sales of businesses	(13.5)	17.0	(0.8)
Restructuring charges	(83.0)	(154.1)	(160.3)
Loss on debt extinguishments	(46.9)	(17.9)	—
Interest income	18.0	53.9	68.7
Interest expense	(223.1)	(284.3)	(277.9)
Earnings before income taxes and equity interest	$1,267.0	$1,130.0	$1,022.1
Capital and Software Expenditures
Tools & Storage	$225.6	$297.2	$353.7
Industrial	101.6	89.6	95.8
Security	20.9	37.9	42.6
Consolidated	$348.1	$424.7	$492.1
Depreciation and Amortization
Tools & Storage	$308.5	$327.8	$300.1
Industrial	199.4	159.3	125.9
Security	70.2	73.1	80.5
Consolidated	$578.1	$560.2	$506.5
Segment Assets
Tools & Storage	$14,294.9	$13,642.4	$13,122.6
Industrial	5,621.4	4,207.0	3,620.5
Security	3,493.5	3,448.6	3,413.6
	23,409.8	21,298.0	20,156.7
Corporate assets	156.5	(701.4)	(748.7)
Consolidated	$23,566.3	$20,596.6	$19,408.0

Corporate assets primarily consist of cash, equity method investment, deferred taxes, property, plant and equipment and right-of-use lease assets. The increase in Corporate assets at January 2, 2021 compared to December 28, 2019 and December 29, 2018 is due to the increase in the Company's cash position. Based on the nature of the Company's cash pooling arrangements, at times corporate-related cash accounts will be in a net liability position.

Sales to Lowe's were approximately 21% of the Tools & Storage segment net sales in 2020 and 2019, and 17% in 2018. Sales to The Home Depot were approximately 17%, 15%, and 14% of the Tools & Storage segment net sales in 2020, 2019 and 2018, respectively.

As described in Note A, Significant Accounting Policies, the Company recognizes revenue at a point in time from the sale of tangible products or over time depending on when the performance obligation is satisfied. For the years ended January 2, 2021, December 28, 2019, and December 29, 2018, the majority of the Company’s revenue was recognized at the time of sale. The following table provides the percent of total segment revenue recognized over time for the Industrial and Security segments for the years ended January 2, 2021, December 28, 2019 and December 29, 2018:

	2020	2019	2018
Industrial	9.2%	10.9%	11.9%
Security	44.4%	45.8%	44.9%

The following table is a further disaggregation of the Industrial segment revenue for the years ended January 2, 2021, December 28, 2019 and December 29, 2018:

(Millions of Dollars)	2020	2019	2018
Engineered Fastening	$1,717.8	$1,738.5	$1,766.6
Infrastructure	634.9	696.2	421.2
Industrial	$2,352.7	$2,434.7	$2,187.8

GEOGRAPHIC AREAS

(Millions of Dollars)	2020	2019	2018
Net Sales
United States	$8,800.5	$8,472.1	$7,700.3
Canada	687.0	609.9	628.3
Other Americas	595.5	717.9	801.5
France	581.3	610.2	627.8
Other Europe	2,791.0	2,870.8	2,989.9
Asia	1,079.3	1,161.3	1,234.6
Consolidated	$14,534.6	$14,442.2	$13,982.4
Property, Plant & Equipment, net
United States	$1,156.7	$1,046.8	$1,018.3
Canada	25.5	27.4	25.5
Other Americas	121.0	117.9	112.7
France	54.9	57.3	63.9
Other Europe	349.2	352.3	356.9
Asia	346.5	357.8	337.9
Consolidated	$2,053.8	$1,959.5	$1,915.2

Q. INCOME TAXES
Significant components of the Company’s deferred tax assets and liabilities at the end of each fiscal year were as follows:

(Millions of Dollars)	2020	2019
Deferred tax liabilities:
Depreciation	$148.9	$144.9
Intangible assets	741.4	737.1
Liability on undistributed foreign earnings	29.7	159.3
Lease right-of-use asset	126.5	129.7
Other	128.3	89.5
Total deferred tax liabilities	$1,174.8	$1,260.5
Deferred tax assets:
Employee benefit plans	$244.2	$235.4
Basis differences in liabilities	89.7	82.0
Operating loss, capital loss and tax credit carryforwards	808.7	1,100.3
Lease liability	129.6	129.6
Intangible assets	301.3	5.3
Capitalized research and development costs	52.6	—
Other	217.4	149.2
Total deferred tax assets	$1,843.5	$1,701.8
Net Deferred Tax Asset before Valuation Allowance	$668.7	$441.3
Valuation Allowance	$(1,058.9)	$(1,065.0)
Net Deferred Tax Liability after Valuation Allowance	$(390.2)	$(623.7)
The increase in intangible deferred tax assets relates to the intra-entity asset transfer of certain intangible assets between two of the Company's foreign subsidiaries. The recognized deferred tax benefit represents the difference between the basis of the intellectual property for financial statement purposes and the basis of the intellectual property for tax purposes.
A valuation allowance is recorded on certain deferred tax assets if it has been determined it is more likely than not that all or a portion of these assets will not be realized. The Company recorded a valuation allowance of $1,058.9 million and $1,065.0 million on deferred tax assets existing as of January 2, 2021 and December 28, 2019, respectively. The valuation allowance in 2020 is primarily attributable to foreign and state net operating loss carryforwards, intangible assets, and foreign capital loss carryforwards. The valuation allowance in 2019 was primarily attributable to foreign and state net operating loss carryforwards and foreign capital loss carryforwards.
Beginning in 2022, the Tax Cuts and Jobs Act ("Act") eliminates the option to deduct research and development expenditures and requires taxpayers to amortize domestic expenditures over five years and foreign expenditures over fifteen years. While it is possible that Congress may modify or repeal this provision before it becomes effective, the Company has no assurance that these provisions will be modified or repealed. Therefore, based on current assumptions, this would decrease the Company's cash from operations beginning in 2022 and continue over the five year amortization period.
As of January 2, 2021, the Company has approximately $5.3 billion of unremitted foreign earnings and profits. Of the total amount, the Company has provided for deferred taxes of $29.7 million on approximately $2.2 billion, which is not indefinitely reinvested primarily due to the changes brought about by the Act. The Company otherwise continues to consider the remaining undistributed earnings of its foreign subsidiaries to be permanently reinvested based on its current plans for use outside of the U.S. and accordingly no taxes have been provided on such earnings. The cash that the Company’s non-U.S. subsidiaries hold for indefinite reinvestment is generally used to finance foreign operations and investments, including acquisitions. The income taxes applicable to such earnings are not readily determinable or practicable to calculate.
Net operating loss carryforwards of $3.2 billion as of January 2, 2021 are available to reduce future tax obligations of certain U.S. and foreign companies. The net operating loss carryforwards have various expiration dates beginning in 2021 with certain jurisdictions having indefinite carryforward periods. The foreign capital loss carryforwards of $38.8 million as of January 2, 2021 have indefinite carryforward periods.
The components of earnings before income taxes and equity interest consisted of the following:

(Millions of Dollars)	2020	2019	2018
United States	$181.2	$214.5	$444.1
Foreign	1,085.8	915.5	578.0
Earnings before income taxes and equity interest	$1,267.0	$1,130.0	$1,022.1

Income tax expense (benefit) consisted of the following:

(Millions of Dollars)	2020	2019	2018
Current:
Federal	$62.7	$(23.7)	$25.4
Foreign	199.8	195.9	175.0
State	20.6	6.5	24.8
Total current	$283.1	$178.7	$225.2
Deferred:
Federal	$(29.4)	$5.7	$29.7
Foreign	(208.8)	(32.9)	132.7
State	(3.5)	9.3	28.7
Total deferred	(241.7)	(17.9)	191.1
Income taxes	$41.4	$160.8	$416.3
Net income taxes paid during 2020, 2019 and 2018 were $206.9 million, $250.1 million and $339.4 million, respectively. The 2020, 2019 and 2018 amounts include refunds of $90.2 million, $72.5 million and $43.7 million, respectively, primarily related to prior year overpayments and settlement of tax audits.
The reconciliation of the U.S. federal statutory income tax provision to Income taxes in the Consolidated Statements of Operations is as follows:

(Millions of Dollars)	2020	2019	2018
Tax at statutory rate	$266.1	$237.3	$214.6
State income taxes, net of federal benefits	13.0	22.1	24.7
Foreign tax rate differential	(41.9)	(53.3)	(33.2)
Uncertain tax benefits	20.3	(53.1)	4.5
Change in valuation allowance	(26.8)	10.5	5.1
Change in deferred tax liabilities on undistributed foreign earnings	(118.8)	—	—
Stock-based compensation	(9.8)	(24.1)	(4.1)
U.S. Federal tax reform	—	—	199.6
Capital loss	(40.4)	—	—
U.S. federal tax on foreign earnings	(17.7)	4.1	2.7
Intra-entity asset transfer of intellectual property	(27.7)	—	—
Other	25.1	17.3	2.4
Income taxes	$41.4	$160.8	$416.3
The Company conducts business globally and, as a result, files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course, the Company is subject to examinations by taxing authorities throughout the world. The Internal Revenue Service is currently examining the Company's consolidated U.S. income tax returns for the 2015 and 2016 tax years. With few exceptions, as of January 2, 2021, the Company is no longer subject to U.S. federal, state, local, or foreign examinations by tax authorities for years before 2012.
The Company’s liabilities for unrecognized tax benefits relate to U.S. and various foreign jurisdictions. The following table summarizes the activity related to the unrecognized tax benefits:

(Millions of Dollars)	2020	2019	2018
Balance at beginning of year	$406.3	$406.3	$387.8
Additions based on tax positions related to current year	29.1	48.6	28.3
Additions based on tax positions related to prior years	35.8	78.5	103.0
Reductions based on tax positions related to prior years	(19.3)	(91.1)	(91.5)
Settlements	(0.5)	(0.3)	(2.5)
Statute of limitations expirations	(7.9)	(35.7)	(18.8)
Balance at end of year	$443.5	$406.3	$406.3

The gross unrecognized tax benefits at January 2, 2021 and December 28, 2019 include $433.3 million and $398.2 million, respectively, of tax benefits that, if recognized, would impact the effective tax rate. The liability for potential penalties and interest related to unrecognized tax benefits increased by $2.3 million in 2020 and decreased by $4.3 million in 2019 and $15.8 million in 2018. The liability for potential penalties and interest totaled $50.1 million as of January 2, 2021, $47.8 million as of December 28, 2019, and $52.1 million as of December 29, 2018. The Company classifies all tax-related interest and penalties as income tax expense.

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

R. COMMITMENTS AND GUARANTEES
COMMITMENTS — The Company has numerous assets, predominantly real estate, vehicles and equipment, under various lease arrangements. At inception of arrangements with vendors, the Company determines whether the contract is or contains a lease based on each party’s rights and obligations under the arrangement. If the lease arrangement also contains non-lease components, the lease and non-lease elements are separately accounted for in accordance with the appropriate accounting guidance for each item. From time to time, lease arrangements allow for, and the Company executes, the purchase of the underlying leased asset. Lease arrangements may also contain renewal options or early termination options. As part of its lease liability and right-of-use asset calculation, consideration is given to the likelihood of exercising any extension or termination options. The present value of the Company’s lease liability was calculated using a weighted-average incremental borrowing rate of approximately 3.6%. The Company determined its incremental borrowing rate based on interest rates from its debt issuances and taking into consideration adjustments for collateral, lease terms and foreign currency. As a result of acquiring right-of-use assets from new leases entered into during the year ended January 2, 2021, the Company's lease liability increased approximately $117.5 million. As of January 2, 2021, the Company recognized a lease liability of approximately $534.4 million and a right-of-use asset of approximately $522.8 million. The right-of-use asset is included within Other assets in the Consolidated Balance Sheets, while the lease liability is included within Accrued expenses and Other liabilities, as appropriate. Leases with expected durations of less than 12 months from inception (i.e. short-term leases) were excluded from the Company’s calculation of its lease liability and right-of-use asset, as permitted by ASC 842, Leases.

The Company is a party to leases for one of its major distribution centers and two of its office buildings in which the periodic rental payments vary based on interest rates (i.e. LIBOR). The leases qualify as operating leases for accounting purposes.

The following is a summary of the Company's total lease cost for the year ended January 2, 2021 and December 28, 2019:

(Millions of Dollars)	2020	2019
Operating lease cost	$155.4	$151.6
Short-term lease cost	26.3	26.6
Variable lease cost	7.0	8.5
Sublease income	(0.8)	(2.8)
Total lease cost	$187.9	$183.9

During 2020 and 2019, the Company paid approximately $149.8 million and $154.4 million, respectively, relating to leases included in the measurement of its lease liability and right-of-use asset. The weighted-average remaining term for the Company's leases is approximately 7 years.

The following is a summary of the Company's future lease obligations on an undiscounted basis at January 2, 2021:

(Millions of Dollars)	Total	2021	2022	2023	2024	2025	Thereafter
Lease obligations	$599.3	$141.4	$109.6	$82.3	$68.3	$50.1	$147.6

In 2019, the Company completed many actions within the Margin Resiliency Program and one rooftop footprint initiative resulting in a sale-leaseback arrangement related to one of its distribution centers, which resulted in cash proceeds of $93.0 million, a pre-tax gain of $69.5 million and a twelve-year lease obligation.

The Company's rental expense, exclusive of sublease income, for operating leases was $177.6 million in 2018.

The following is a summary of the Company’s future marketing commitments at January 2, 2021:

(Millions of Dollars)	Total	2021	2022	2023	2024	2025	Thereafter
Marketing commitments	$39.4	$27.2	$11.8	$0.4	$—	$—	$—

GUARANTEES — The Company's financial guarantees at January 2, 2021 are as follows:

(Millions of Dollars)	Term	Maximum Potential Payment	Carrying Amount of Liability
Guarantees on the residual values of leased properties	One to five years	$89.6	$—
Standby letters of credit	Up to three years	162.3	—
Commercial customer financing arrangements	Up to six years	64.7	7.9
Total		$316.6	$7.9

The Company has guaranteed a portion of the residual values of certain leased assets including the previously discussed leases for one of its major distribution centers and two of its office buildings. The lease guarantees are for an amount up to $89.6 million while the fair value of the underlying assets is estimated at $116.1 million. The related assets would be available to satisfy the guarantee obligations and therefore it is unlikely the Company will incur any future loss associated with these guarantees.

The Company has issued $162.3 million in standby letters of credit that guarantee future payments which may be required under certain insurance programs and in relation to certain environmental remediation activities described more fully in Note S, Contingencies.

The Company provides various limited and full recourse guarantees to financial institutions that provide financing to U.S. and Canadian Mac Tool distributors and franchisees for their initial purchase of the inventory and truck necessary to function as a distributor and franchisee. In addition, the Company provides limited and full recourse guarantees to financial institutions that extend credit to certain end retail customers of its U.S. Mac Tool distributors and franchisees. The gross amount guaranteed in these arrangements is $64.7 million and the $7.9 million carrying value of the guarantees issued is recorded in Other liabilities in the Consolidated Balance Sheets.

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

The changes in the carrying amount of product warranties for the years ended January 2, 2021, December 28, 2019, and December 29, 2018:

(Millions of Dollars)	2020	2019	2018
Balance beginning of period	$100.1	$102.1	$108.5
Warranties and guarantees issued	128.5	128.1	110.4
Warranty payments and currency	(114.8)	(130.1)	(116.8)
Balance end of period	$113.8	$100.1	$102.1

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
The Company’s policy is to accrue environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. If no amount in the range of probable loss is considered most likely, the minimum loss in the range is accrued. The amount of liability recorded is based on an evaluation of currently available facts with respect to each individual site and includes such factors as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. The liabilities recorded do not take into account any claims for recoveries from insurance or third parties. As assessments and remediation progress at individual sites, the amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. As of January 2, 2021 and December 28, 2019, the Company had reserves of $174.2 million and $213.8 million, respectively, for remediation activities associated with Company-owned properties, as well as for Superfund sites, for losses that are probable and estimable. Of the 2020 amount, $46.7 million is classified as current and $127.5 million as long-term which is expected to be paid over the estimated remediation period. As of January 2, 2021, the range of environmental remediation costs that is reasonably possible is $102.9 million to $245.3 million which is subject to change in the near term. The Company may be liable for environmental remediation of sites it no longer owns. Liabilities have been recorded on those sites in accordance with the Company's policy.
As of January 2, 2021, the Company has recorded $15.9 million in other assets related to funding received by the Environmental Protection Agency (“EPA”) and placed in a trust in accordance with the final settlement with the EPA, embodied in a Consent Decree approved by the United States District Court for the Central District of California on July 3, 2013. Per the Consent Decree, Emhart Industries, Inc. (a dissolved and liquidated former indirectly wholly-owned subsidiary of The Black & Decker Corporation) (“Emhart”) has agreed to be responsible for an interim remedy at a site located in Rialto, California and formerly operated by West Coast Loading Corporation (“WCLC”), a defunct company for which Emhart was alleged to be liable as a successor. The remedy will be funded by (i) the amounts received from the EPA as gathered from multiple parties, and, to the extent necessary, (ii) Emhart's affiliate. The interim remedy requires the construction of a water treatment facility and the filtering of ground water at or around the site for a period of approximately 30 years or more. As of January 2, 2021, the Company's net cash obligation associated with remediation activities, including WCLC assets, is $158.3 million.

The EPA also asserted claims in federal court in Rhode Island against Black & Decker and Emhart related to environmental contamination found at the Centredale Manor Restoration Project Superfund Site ("Centredale"), located in North Providence, Rhode Island. The EPA discovered a variety of contaminants at the site, including but not limited to, dioxins, polychlorinated biphenyls, and pesticides. The EPA alleged that Black & Decker and Emhart are liable for site clean-up costs under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") as successors to the liability of Metro-Atlantic, Inc., a former operator at the site, and demanded reimbursement of the EPA’s costs related to this site. Black & Decker and Emhart contested the EPA's allegation that they are responsible for the contamination, and asserted contribution claims, counterclaims and cross-claims against a number of other PRPs, including the federal government as well as insurance carriers. The EPA released its Record of Decision ("ROD") in September 2012, which identified and described the EPA's selected remedial alternative for the site. Black & Decker and Emhart contested the EPA's selection of the remedial alternative set forth in the ROD on the grounds that the EPA's actions were arbitrary and capricious and otherwise not in accordance with law, and proposed other equally-protective, more cost-effective alternatives. On June 10, 2014, the EPA issued an Administrative Order under Sec. 106 of CERCLA, instructing Black & Decker and Emhart to perform the remediation of Centredale pursuant to the ROD. Black & Decker and Emhart disputed the factual, legal and scientific bases cited by the EPA for such an administrative order and provided the EPA with numerous good-faith bases for their declination to comply with the administrative order. Black & Decker and Emhart then vigorously litigated the issue of their liability for environmental conditions at the Centredale site, including completing trial on Phase 1 of the proceedings in late July 2015 and completing trial on Phase 2 of the proceedings in April 2017. Following the Phase I trial, the Court found that dioxin contamination at the Centredale site was not "divisible" and that Black & Decker and Emhart were jointly and severally liable for dioxin contamination at the site. Following the Phase 2 trial, the Court found that certain components of the EPA's selected remedy were arbitrary and capricious, and remanded the matter to the EPA while retaining jurisdiction over the ongoing remedy selection and implementation process. The Court also held in Phase 2 that Black & Decker and Emhart had sufficient cause for their declination to comply with the EPA's June 10, 2014 administrative order and that no associated civil penalties or fines were warranted. The United States filed a Motion for Reconsideration concerning the Court's Phase 2 rulings and appealed the ruling to the United States Court of Appeals for the First Circuit. Black & Decker and Emhart's Motion to Dismiss the Appeal was denied without prejudice for consideration with the merits. On July 9, 2018, a Consent Decree was lodged with the United States District Court documenting the terms of a settlement between the Company and the United States for reimbursement of EPA's past costs and remediation of environmental contamination found at the Centredale site. The terms of the Consent Decree were subject to public comment and Court approval. After a full hearing on March 19, 2019, the Court approved and entered the Consent Decree on April 8, 2019. The settlement resolves outstanding issues relating to Phase 1 and 2 of the litigation with the United States. The Company is complying with the terms of the settlement while several PRPs at the site have appealed the District Court's entry of the Consent Decree to the United States Court of Appeals for the First Circuit. Phase 3 of the litigation, is addressing the potential allocation of liability to other PRPs who may have contributed to contamination of the Centredale site with dioxins, polychlorinated biphenyls and other contaminants of concern. Based on the Company's estimated remediation and response cost obligations arising out of the settlement reached with the United States (including the EPA’s past costs as well as costs of additional investigation, remediation, and related costs such as EPA’s oversight costs), the Company has increased its reserve for this site. Accordingly, in 2018, a $77.7 million increase was recorded in Other, net in the Consolidated Statements of Operations. As of January 2, 2021, the Company has a remaining reserve of $74.2 million for this site.
The Company and approximately 47 other companies comprise the Lower Passaic Cooperating Parties Group (the “CPG”). The CPG members and other companies are parties to a May 2007 Administrative Settlement Agreement and Order on Consent (“AOC”) with the EPA to perform a remedial investigation/feasibility study (“RI/FS”) of the lower seventeen miles of the Lower Passaic River in New Jersey (the “River”). The Company’s potential liability stems from former operations in Newark, New Jersey. As an interim step related to the 2007 AOC, on June 18, 2012, the CPG members voluntarily entered into an AOC with the EPA for remediation actions focused solely at mile 10.9 of the River. The Company’s estimated costs related to the RI/FS and focused remediation action at mile 10.9, based on an interim allocation, are included in its environmental reserves. On April 11, 2014, the EPA issued a Focused Feasibility Study (“FFS”) and proposed plan which addressed various early action remediation alternatives for the lower 8.3 miles of the River. The EPA received public comment on the FFS and proposed plan (including comments from the CPG and other entities asserting that the FFS and proposed plan do not comply with CERCLA) which public comment period ended on August 20, 2014. The CPG submitted to the EPA a draft RI report in February 2015 and draft FS report in April 2015 for the entire lower seventeen miles of the River. On March 4, 2016, the EPA issued a Record of Decision ("ROD") selecting the remedy for the lower 8.3 miles of the River. The cleanup plan adopted by the EPA is now considered a final action for the lower 8.3 miles of the River and will include the removal of 3.5 million cubic yards of sediment, placement of a cap over the entire lower 8.3 miles of the River, and, according to the EPA, will cost approximately $1.4 billion and take 6 years to implement after the remedial design is completed. The Company and 105 other parties received a letter dated March 31, 2016 from the EPA notifying such parties of potential liability for the costs of the cleanup of the lower 8.3 miles of the River and a letter dated March 30, 2017 stating that the EPA had offered 20 of the parties (not including the Company) an early cash out settlement. In a letter dated May 17, 2017, the EPA stated that these 20 parties did not discharge any of the eight hazardous substances identified as the contaminants of concern in the lower 8.3 mile ROD. In the March 30,

2017 letter, the EPA stated that other parties who did not discharge dioxins, furans or polychlorinated biphenyls (which are considered the contaminants of concern posing the greatest risk to human health or the environment) may also be eligible for cash out settlement, but expects those parties' allocation to be determined through a complex settlement analysis using a third-party allocator. The EPA subsequently clarified this statement to say that such parties would be eligible to be "funding parties" for the lower 8.3 mile remedial action with each party's share of the costs determined by the EPA based on the allocation process and the remaining parties would be "work parties" for the remedial action. The Company is participating in the allocation process. The allocator selected by the EPA issued a confidential financial report on December 28, 2020, which is under review by the EPA. The Company asserts that it did not discharge dioxins, furans or polychlorinated biphenyls and should be eligible to be a "funding party" for the lower 8.3 mile remedial action. On September 30, 2016, Occidental Chemical Corporation ("OCC") entered into an agreement with the EPA to perform the remedial design for the cleanup plan for the lower 8.3 miles of the River. The remedial design is expected to be substantially completed in May 2021. On June 30, 2018, OCC filed a complaint in the United States District Court for the District of New Jersey against over 100 companies, including the Company, seeking CERCLA cost recovery or contribution for past costs relating to various investigations and cleanups OCC has conducted or is conducting in connection with the River. According to the complaint, OCC has incurred or is incurring costs which include the estimated cost ($165 million) to complete the remedial design for the cleanup plan for the lower 8.3 miles of the River. OCC also seeks a declaratory judgment to hold the defendants liable for their proper shares of future response costs for OCC's ongoing activities in connection with the River. The Company and other defendants have answered the complaint and currently are engaged in discovery with OCC. On October 10, 2018, the EPA issued a letter directing the CPG to prepare a streamlined feasibility study for the upper 9 miles of the River based on an iterative approach using adaptive management strategies. The CPG submitted a revised draft Interim Remedy Feasibility Study to the EPA on December 4, 2020, which identifies various targeted dredge and cap alternatives with costs that range from $420 million to $468 million (net present value). The EPA approved the Interim Remedy Feasibility Study on December 11, 2020. The EPA announced that it intends to issue the Interim Remedy ROD in the Winter of 2020/2021. At this time, the Company cannot reasonably estimate its liability related to the litigation and remediation efforts, excluding the RI/FS and remediation actions at mile 10.9, as the RI/FS is ongoing, the ultimate remedial approach and associated cost for the upper portion of the River has not yet been determined, and the parties that will participate in funding the remediation and their respective allocations are not yet known.
Per the terms of a Final Order and Judgment approved by the United States District Court for the Middle District of Florida on January 22, 1991, Emhart is responsible for a percentage of remedial costs arising out of the Kerr McGee Chemical Corporation Superfund Site located in Jacksonville, Florida. On March 15, 2017, the Company received formal notification from the EPA that the EPA had issued a ROD selecting the preferred alternative identified in the Proposed Cleanup Plan. As of January 2, 2021, the Company has reserved $24.7 million for this site.
The environmental liability for certain sites that have cash payments beyond the current year that are fixed or reliably determinable have been discounted using a rate of 0.1% to 1.8%, depending on the expected timing of disbursements. The discounted and undiscounted amount of the liability relative to these sites is $42.6 million and $45.9 million, respectively. The payments relative to these sites are expected to be $1.4 million in 2021, $2.9 million in 2022, $2.9 million in 2023, $3.1 million in 2024, $2.8 million in 2025, and $32.8 million thereafter.
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

T. DIVESTITURES

On November 2, 2020, the Company sold its commercial electronic security businesses in five countries in Europe and emerging markets within the Security segment, which resulted in net proceeds of $60.9 million. The Company also sold a product line within Oil & Gas in the Industrial segment during the fourth quarter of 2020. As a result of these sales, the Company recognized a net pre-tax loss of $13.5 million in 2020, consisting of a $17.7 million loss on the sale of a product line within Oil & Gas partially offset by a $4.2 million gain on the sale of the commercial electronic security businesses. These divestitures allow the Company to invest in other areas of the Company that fit into its long-term growth strategy. These disposals do not qualify as discontinued operations and are included in the Company's Consolidated Statements of Operations for all periods presented through their respective dates of sale in 2020.

Following is the pre-tax income for these businesses for the years ended January 2, 2021, December 28, 2019, and December 29, 2018:

(Millions of Dollars)	2020	2019	2018
Pre-tax income	$4.1	$3.0	$4.0

On May 30, 2019, the Company sold its Sargent & Greenleaf mechanical locks business within the Security segment, which resulted in net proceeds of $79.0 million and a pre-tax gain of $17.0 million. This divestiture did not qualify as a discontinued operation and is included in the Company's Consolidated Statements of Operations through the date of sale in 2019. Pre-tax income for this business was $4.6 million and $11.7 million for the years ended December 28, 2019 and December 29, 2018, respectively.

SELECTED QUARTERLY FINANCIAL DATA (unaudited)

	Quarter
(Millions of Dollars, except per share amounts)	First	Second	Third	Fourth	Year
2020
Net Sales	$3,129.4	$3,147.4	$3,850.2	$4,407.6	$14,534.6
Gross profit	1,023.1	1,012.7	1,376.3	1,555.8	4,967.9
Selling, general and administrative (1)	748.5	732.0	738.9	870.2	3,089.6
Net earnings	133.1	238.7	395.2	467.7	1,234.7
Less: Net earnings attributable to non-controlling interest	(0.1)	0.3	0.3	0.4	0.9
Less: Preferred stock dividends	—	4.7	9.4	9.3	23.4
Net Earnings Attributable to Common Shareowners	$133.2	$233.7	$385.5	$458.0	$1,210.4
Earnings per share of common stock:
Basic	$0.89	$1.52	$2.47	$2.92	$7.85
Diluted	$0.88	$1.52	$2.44	$2.88	$7.77
2019
Net Sales	$3,333.6	$3,761.3	$3,633.1	$3,714.2	$14,442.2
Gross profit	1,105.6	1,299.8	1,239.5	1,160.6	4,805.5
Selling, general and administrative (1)	778.9	782.3	756.1	723.7	3,041.0
Net earnings	170.4	357.4	231.1	199.1	958.0
Less: Net earnings attributable to non-controlling interest	0.5	1.1	0.6	—	2.2
Net Earnings Attributable to Common Shareowners	$169.9	$356.3	$230.5	$199.1	$955.8
Earnings per share of common stock:
Basic	$1.15	$2.41	$1.55	$1.34	$6.44
Diluted	$1.13	$2.37	$1.53	$1.32	$6.35
(1) Includes provision for credit losses.

The 2020 year-to-date results above include $400 million of pre-tax acquisition-related and other charges, a $211 million tax benefit related to the pre-tax acquisition-related and other charges and a one-time tax benefit related to a supply chain reorganization, as well as $10 million of after-tax charges related to the Company's share of equity method investment earnings. The net impact of the above items and effect on diluted earnings per share by quarter was as follows:

Acquisition-Related Charges & Other	Diluted EPS Impact
• Q1 2020 — $62 million loss ($50 million after-tax and equity interest)	$(0.32) per diluted share
• Q2 2020 — $169 million loss ($13 million after-tax and equity interest)	$(0.08) per diluted share
• Q3 2020 — $89 million loss ($71 million after-tax and equity interest)	$(0.45) per diluted share
• Q4 2020 — $80 million loss ($65 million after-tax and equity interest)	$(0.41) per diluted share

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

Acquisition-Related Charges & Other	Diluted EPS Impact
• Q1 2019 — $52 million loss ($43 million after-tax and equity interest)	$(0.29) per diluted share
• Q2 2019 — $33 million loss ($44 million after-tax and equity interest)	$(0.29) per diluted share
• Q3 2019 — $114 million loss ($91 million after-tax and equity interest)	$(0.60) per diluted share
• Q4 2019 — $164 million loss ($131 million after-tax and equity interest)	$(0.86) per diluted share

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

	(h)	Certificate of Amendment to the Restated Certificate of Incorporation dated May 15, 2020 (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on May 15, 2020).

3.2	(a)	Amended & Restated ByLaws (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on January 21, 2020).

4.1	(a)
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

(g)
Eight Supplemental Indenture, dated as of February 10, 2020, between Stanley Black & Decker, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 2.300% Notes due 2030 (incorporated by reference to Exhibit 4.2 to the Company's Form 8-K dated February 10, 2020).

(h)
Ninth Supplemental Indenture, dated as of November 2, 2020, between Stanley Black & Decker, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 2.750% Notes due 2050 (incorporated by reference to Exhibit 4.2 to the Company's Form 8-K dated November 2, 2020).

4.3	(a)
Indenture, dated November 22, 2005, between The Stanley Works and HSBC Bank USA, National Association, as indenture trustee (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K dated November 29, 2005).

4.4	(b)
Sixth Supplemental Indenture, dated February 10, 2020, between Stanley Black & Decker, Inc. and HSBC Bank USA, National Association, as trustee, relating to the 4.000% Fixed-to-Fixed Reset Rate Junior Subordinated Debentures due 2060 (incorporated by reference to Exhibit 4.5 to the Company’s Form 8-K dated February 10, 2020).

4.5		0% Series C Cumulative Perpetual Preferred Stock Certificate (incorporated by reference to Exhibit 4.5 of the Company’s Current Report on Form 8-K filed May 17, 2017).

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

4.7		Form of Corporate Unit (incorporated by reference as part of Exhibit 4.1 of the Company's Current Report on Form 8-K filed November 13, 2019).

4.8		Form of Treasury Unit (incorporated by reference as part of Exhibit 4.1 of the Company's Current Report on Form 8-K filed November 13, 2019).

4.9		Form of Cash Settled Unit (incorporated by reference as part of Exhibit 4.1 of the Company's Current Report on Form 8-K filed November 13, 2019).

4.10		0% Series D Cumulative Perpetual Preferred Stock Certificate (incorporated by reference to Exhibit 4.5 of the Company's Current Report on Form 8-K filed November 13, 2019).

4.11		Description of the Company's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

10.1	(a)
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
Letter Agreement, dated July 21, 2016, between Stanley Black & Decker, Inc. and James M. Loree (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 25, 2016).*

(b)
Second Amended and Restated Change in Control Severance Agreement dated July 21, 2016, between Stanley Black & Decker, Inc. and James M. Loree (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 25, 2016).*

10.3
Letter Agreement between Stanley Black & Decker, Inc. and John H. Wyatt effective December 22, 2014, as amended February 17, 2016 (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed on February 19, 2016).*

10.4	(a)
Change in Control Severance Agreement, dated December 4, 2018 between Stanley Black & Decker, Inc. and Jeffery D. Ansell (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the period ended December 29, 2018).*

(b)
Letter Agreement, dated January 23, 2020, between Stanley Black & Decker, Inc. and Jeffery D. Ansell (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on From 8-K, filed January 29, 2020).*

10.5
Change in Control Severance Agreement, dated December 4, 2018 between Stanley Black & Decker, Inc. and Donald Allan Jr. (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the period ended December 29, 2018.*

10.6		Form of Change in Control Severance Agreement (John H. Wyatt and Jamie A. Ramirez) (filed herewith).*

10.7		Deferred Compensation Plan for Non-Employee Directors, as amended through October 1, 2020 (filed herewith).*

10.8
Deferred Compensation Plan for Participants in Stanley’s Management Incentive Plan amended and restated as of December 11, 2007 (incorporated by reference to Exhibit 10(ix) to the Company’s Annual Report on Form 10-K for the year ended December 29, 2007).*

10.9	(a)
Stanley Black & Decker Supplemental Retirement Account Plan (as in effect, January 1, 2011, except as otherwise provided therein) (incorporated by reference to the Company’s Annual Report on Form 10-K for the period ended January 1, 2011).*

(b)
Stanley Black & Decker Supplemental Retirement Plan (effective, January 1, 2011, except as otherwise provided therein) (incorporated by reference to the Company’s Annual Report on Form 10-K for the period ended January 1, 2011).*

10.10
Stanley Black & Decker, Inc. Supplemental Executive Retirement Program as amended and restated effective October 15, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 16, 2015).*

10.11
New 1991 Loan Agreement, dated June 30, 1998, between The Stanley Works, as lender, and Citibank, N.A. as trustee under the trust agreement for the Stanley Account Value Plan, to refinance the 1991 Salaried Employee ESOP Loan and the 1991 Hourly ESOP Loan and their related promissory notes (incorporated by reference to Exhibit 10(ii) to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 1998).

10.12
The Stanley Works Non-Employee Directors’ Benefit Trust Agreement dated December 27, 1989 and amended as of January 1, 1991 by and between The Stanley Works and Fleet National Bank, as successor trustee (incorporated by reference to Exhibit (10)(xvii)(a) to the Company’s Annual Report on Form 10-K for year ended December 29, 1990). P

10.13	(a)
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

10.14	(a)	The Stanley Black & Decker 2013 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 30, 2013).*

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

10.15	(a)	The Stanley Black & Decker 2018 Omnibus Award Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on July 20, 2018).*

(b)
Form of stock option certificate for grants to executive officers pursuant to the Company’s 2018 Omnibus Award Plan (incorporated by reference to Exhibit 10.16(b) on the Company's Annual Report on Form 10-K for the year ended December 28, 2019).*

(c)
Form of restricted stock unit award certificate for grants to executive officers pursuant to the Company’s 2018 Omnibus Award Plan (incorporated by reference to Exhibit 10.16(c) on the Company's Annual Report on Form 10-K for the year ended December 28, 2019).*

(d)
Form of restricted stock unit retention award certificate for grants to executive officers pursuant to the Company’s 2018 Omnibus Award Plan (incorporated by reference to Exhibit 10.16(d) on the Company's Annual Report on Form 10-K for the year ended December 28, 2019).*

(e)
Form of Award Document for Performance Award granted to Executive Officers under the 2018 Omnibus Award (incorporated by reference to Exhibit 10.16(e) to the Company's Annual Report on Form 10-K for the period ended December 29, 2018).*

(f)
Form of Award Document granted to Executive Officers under the 2019 and 2020 Management Incentive Compensation Plan (incorporated by reference to Exhibit 10.16(f) to the Company's Annual Report on Form 10-K for the period ended December 29, 2018).*

10.16
The Stanley Black & Decker, Inc. Deferred Compensation Plan Relating to Long-Term Performance Awards (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the period ended December 29, 2018). *

10.17		The Stanley Black & Decker, Inc. Restricted Stock Unit Plan for Non-Employee Directors, as amended and restated through October 1, 2020 (filed herewith).*

10.18
The Stanley Black & Decker, Inc. 2020 Restricted Stock Unit Deferral Plan For Non-Employee Directors (incorporated by reference to Exhibit 10.19 on the Company's Annual Report on Form 10-K for the year ended December 28, 2019).*

10.19
The Stanley Black & Decker, Inc. 2017 Management Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended April 1, 2017).*

10.20
Special Severance Policy for Management Incentive Compensation Plan Participants Levels 1-5 as amended effective October 17, 2008 (incorporated by reference to Exhibit 10(xxi) to the Company’s Annual Report on Form 10-K for the period ended January 3, 2009).*

10.21
Global Omnibus Employee Stock Purchase Plan approved by shareholders of the Company on April 17, 2019 (incorporated by reference to Exhibit 99.1(a) to the Company’s Registration Statement on Form S-8 filed on November 13, 2019).*

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

10.25
The Black & Decker Supplemental Executive Retirement Plan, as amended and restated (incorporated by reference to Exhibit 10(xxii) to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2010).*

10.26
Employment Offer Letter, dated June 12, 2017, between Stanley Black & Decker, Inc. and Janet M. Link (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the period ended December 30, 2017).*

10.27
Employment Offer Letter, dated April 1, 2019, between Stanley Black & Decker, Inc. and Robert Blackburn (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the period ended December 28, 2019).*

10.28		Employment Offer Letter, dated February 24, 2020, between Stanley Black & Decker, Inc. and Graham Robinson (filed herewith).*

10.29		Change in Control Severance Agreement (all other executive officers) (filed herewith).*

21		Subsidiaries of Registrant.

23		Consent of Independent Registered Public Accounting Firm.

24		Power of Attorney.

31.1	(a)	Certification by Chief Executive Officer pursuant to Rule 13a-14(a).

31.1	(b)	Certification by Chief Financial Officer pursuant to Rule 13a-14(a).

32.1		Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1
Policy on Confidential Proxy Voting and Independent Tabulation and Inspection of Elections as adopted by The Board of Directors October 23, 1991 (incorporated by reference to Exhibit (28)(i) to the Quarterly Report on Form 10-Q for the quarter ended September 28, 1991). P

101	The following materials from Stanley Black & Decker Inc.'s Annual Report on Form 10-K for the year ended January 2, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the fiscal years ended January 2, 2021, December 28, 2019, and December 29, 2018; (ii) Consolidated Statements of Comprehensive Income for the fiscal years ended January 2, 2021, December 28, 2019, and December 29, 2018; (iii) Consolidated Balance Sheets at January 2, 2021 and December 28, 2019; (iv) Consolidated Statements of Cash Flows for the fiscal years ended January 2, 2021, December 28, 2019, and December 29, 2018; (v) Consolidated Statements of Changes in Shareowners' Equity for the fiscal years ended January 2, 2021, December 28, 2019, and December 29, 2018; and (v) Notes to Consolidated Financial Statements**.

104	The cover page of Stanley Black & Decker Inc.'s Annual Report on Form 10-K for the year ended January 2, 2021, formatted in iXBRL (included within Exhibit 101).

*	Management contract or compensation plan or arrangement.
P	Paper Filing
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.