Form 10-Q
period 2021-04-03
STANLEY BLACK & DECKER, INC.
filed 2021-04-28
CIK 93556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2021
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
161,494,767 shares of the registrant’s common stock were outstanding as of April 21, 2021.

PART I — FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED APRIL 3, 2021 AND MARCH 28, 2020
(Unaudited, Millions of Dollars, Except Per Share Amounts)

	Year-to-Date
	2021	2020
Net Sales	$4,197.1	$3,129.4
Costs and Expenses
Cost of sales	$2,632.8	$2,106.3
Selling, general and administrative	847.4	737.8
Provision for credit losses	5.5	10.7
Other, net	59.0	74.9
Loss on sale of business	1.0	—
Restructuring charges	2.3	3.9
Interest expense	47.5	59.7
Interest income	(2.9)	(10.1)
	$3,592.6	$2,983.2
Earnings before income taxes and equity interest	604.5	146.2
Income taxes	119.5	12.9
Net earnings before equity interest	$485.0	$133.3
Share of net earnings (losses) of equity method investment	1.8	(0.2)
Net earnings	$486.8	$133.1
Less: Net losses attributable to non-controlling interests	(0.6)	(0.1)
Net earnings attributable to Stanley Black & Decker, Inc.	$487.4	$133.2
Less: Preferred stock dividends	9.4	—
Net Earnings Attributable to Common Shareowners	$478.0	$133.2
Total Comprehensive Income (Loss) Attributable to Common Shareowners	$380.3	$(125.6)
Earnings per share of common stock:
Basic	$3.04	$0.89
Diluted	$2.98	$0.88
Dividends per share of common stock	$0.70	$0.69
Weighted-average shares outstanding (in thousands):
Basic	157,490	150,330
Diluted	160,220	151,903
See Notes to (Unaudited) Condensed Consolidated Financial Statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
APRIL 3, 2021 AND JANUARY 2, 2021
(Unaudited, Millions of Dollars, Except Per Share Amounts)

	April 3, 2021	January 2, 2021
ASSETS
Current Assets
Cash and cash equivalents	$949.2	$1,381.0
Accounts and notes receivable, net	1,994.8	1,512.2
Inventories, net	3,137.4	2,737.4
Prepaid expenses	419.7	370.7
Other current assets	21.9	34.7
Total Current Assets	6,523.0	6,036.0
Property, plant and equipment, net	2,016.5	2,053.8
Goodwill	9,975.1	10,038.1
Intangibles, net	3,990.1	4,055.4
Other assets	1,371.3	1,383.0
Total Assets	$23,876.0	$23,566.3
LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities
Short-term borrowings	$0.8	$1.5
Accounts payable	2,653.2	2,446.4
Accrued expenses	1,924.4	2,110.4
Total Current Liabilities	4,578.4	4,558.3
Long-term debt	4,245.7	4,245.4
Deferred taxes	576.3	568.0
Post-retirement benefits	615.2	642.6
Other liabilities	2,455.6	2,485.6
Commitments and Contingencies (Notes R and S)
Shareowners’ Equity
Stanley Black & Decker, Inc. Shareowners’ Equity
Preferred stock, without par value: Authorized 10,000,000 shares in 2021 and 2020 Issued and outstanding 1,500,000 shares in 2021 and 2020	1,500.0	1,500.0
Common stock, par value $2.50 per share: Authorized 300,000,000 shares in 2021 and 2020 Issued 176,902,738 shares in 2021 and 2020	442.3	442.3
Retained earnings	7,915.5	7,547.6
Additional paid in capital	4,842.8	4,832.7
Accumulated other comprehensive loss	(1,811.4)	(1,713.7)
	12,889.2	12,608.9
Less: cost of common stock in treasury	(1,487.4)	(1,549.3)
Stanley Black & Decker, Inc. Shareowners’ Equity	11,401.8	11,059.6
Non-controlling interests	3.0	6.8
Total Shareowners’ Equity	11,404.8	11,066.4
Total Liabilities and Shareowners’ Equity	$23,876.0	$23,566.3
See Notes to (Unaudited) Condensed Consolidated Financial Statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED APRIL 3, 2021 AND MARCH 28, 2020
(Unaudited, Millions of Dollars)

	Year-to-Date
	2021	2020
OPERATING ACTIVITIES
Net earnings	$486.8	$133.1
Adjustments to reconcile net earnings to cash used in operating activities:
Depreciation and amortization of property, plant and equipment	93.5	92.8
Amortization of intangibles	50.5	48.3
Loss on sale of business	1.0	—
Share of net (earnings) losses of equity method investment	(1.8)	0.2
Changes in working capital	(720.4)	(512.7)
Changes in other assets and liabilities	(67.4)	(166.9)
Cash used in operating activities	(157.8)	(405.2)
INVESTING ACTIVITIES
Capital and software expenditures	(88.3)	(82.9)
Business acquisitions, net of cash acquired	(0.2)	(1,302.4)
Purchases of investments	(7.0)	(6.5)
Net investment hedge settlements	(52.6)	24.4
Other	0.2	3.7
Cash used in investing activities	(147.9)	(1,363.7)
FINANCING ACTIVITIES
Proceeds from debt issuances, net of fees	—	1,486.4
Stock purchase contract fees	(9.8)	(20.1)
Net short-term (repayments) borrowings	(0.7)	1,351.9
Proceeds from issuances of common stock	64.1	44.6
Purchases of common stock for treasury	(14.9)	(9.0)
Craftsman deferred purchase price	—	(250.0)
Craftsman contingent consideration	(7.0)	—
Termination of interest rate swaps	—	(20.5)
Cash dividends on common stock	(110.1)	(105.6)
Cash dividends on preferred stock	(9.4)	—
Other	(7.2)	(2.5)
Cash (used in) provided by financing activities	(95.0)	2,475.2
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(38.9)	(22.6)
Change in cash, cash equivalents and restricted cash	(439.6)	683.7
Cash, cash equivalents and restricted cash, beginning of period	1,398.3	314.6
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$958.7	$998.3

The following table provides a reconciliation of the cash, cash equivalents and restricted cash balances as of April 3, 2021 and January 2, 2021, as shown above:

	April 3, 2021	January 2, 2021
Cash and cash equivalents	$949.2	$1,381.0
Restricted cash included in Other current assets	9.5	17.3
Cash, cash equivalents and restricted cash	$958.7	$1,398.3
See Notes to (Unaudited) Condensed Consolidated Financial Statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY
THREE MONTHS ENDED APRIL 3, 2021 AND MARCH 28, 2020
(Unaudited, Millions of Dollars, Except Per Share Amounts)

	Preferred Stock	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non- Controlling Interests	Shareowners’ Equity
Balance January 2, 2021	$1,500.0	$442.3	$4,832.7	$7,547.6	$(1,713.7)	$(1,549.3)	$6.8	$11,066.4
Net earnings (loss)	—	—	—	487.4	—	—	(0.6)	486.8
Other comprehensive loss	—	—	—	—	(97.7)	—	—	(97.7)
Cash dividends declared — $0.70 per share	—	—	—	(110.1)	—	—	—	(110.1)
Cash dividends declared —$50.00 per annum per preferred share	—	—	—	(9.4)	—	—	—	(9.4)
Issuance of common stock (848,275 shares)	—	—	(12.7)	—	—	76.8	—	64.1
Repurchase of common stock (80,310 shares)	—	—	—	—	—	(14.9)	—	(14.9)
Non-controlling interest buyout	—	—	(2.8)	—	—	—	(3.2)	(6.0)
Stock-based compensation related	—	—	25.6	—	—	—	—	25.6
Balance April 3, 2021	$1,500.0	$442.3	$4,842.8	$7,915.5	$(1,811.4)	$(1,487.4)	$3.0	$11,404.8

	Preferred Stock	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	ESOP	Treasury Stock	Non- Controlling Interests	Shareowners’ Equity
Balance December 28, 2019	$1,500.0	$442.3	$4,492.9	$6,772.8	$(1,884.6)	$(2.3)	$(2,184.8)	$5.9	$9,142.2
Net earnings (loss)	—	—	—	133.2	—	—	—	(0.1)	133.1
Other comprehensive loss	—	—	—	—	(258.8)	—	—	—	(258.8)
Cash dividends declared — $0.69 per share	—	—	—	(105.6)	—	—	—	—	(105.6)
Issuance of common stock (744,339 shares)	—	—	(20.5)	—	—	—	65.1	—	44.6
Repurchase of common stock (125,294 shares)	—	—	10.0	—	—	—	(19.0)	—	(9.0)
Preferred stock issuance costs	—	—	(1.2)	—	—	—	—	—	(1.2)
Stock-based compensation related	—	—	15.4	—	—	—	—	—	15.4
ESOP	—	—	—	—	—	2.3	—	—	2.3
Adoption of ASU 2016-13	—	—	—	(3.8)	—	—	—	—	(3.8)
Balance March 28, 2020	$1,500.0	$442.3	$4,496.6	$6,796.6	$(2,143.4)	$—	$(2,138.7)	$5.8	$8,959.2
See Notes to (Unaudited) Condensed Consolidated Financial Statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 3, 2021

A.    SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (hereinafter referred to as “generally accepted accounting principles”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations for the interim periods have been included and are of a normal, recurring nature. Operating results for the three months ended April 3, 2021 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes included in Stanley Black & Decker, Inc.’s (the “Company”) Form 10-K for the year ended January 2, 2021, and subsequent related filings with the Securities and Exchange Commission ("SEC").

In February 2020, the Company acquired Consolidated Aerospace Manufacturing, LLC (“CAM”), an industry-leading manufacturer of specialty fasteners and components for the aerospace and defense markets. The CAM acquisition was accounted for as a business combination using the acquisition method of accounting and the results subsequent to the date of acquisition are included in the Company's Industrial segment.

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

In November 2020, the Company sold its commercial electronic operations in five countries in Europe and emerging markets within the Security segment. In October 2020, the Company sold a product line in Oil & Gas within the Industrial segment. The operating results of these businesses have been reported in the consolidated financial statements through the dates of sale in 2020.

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

Refer to Note D, Accounts and Notes Receivable, Net, for further discussion.

B.    NEW ACCOUNTING STANDARDS

NEW ACCOUNTING STANDARDS ADOPTED —In January 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815). The new standard clarifies the interaction of accounting for the transition into and out of the equity method. The new standard also clarifies the accounting for measuring certain purchased options and forward contracts to acquire investments. The ASU is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted this guidance in the first quarter of 2021 and it did not have a material impact on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740). The new standard simplifies the accounting for income taxes by removing certain exceptions for recognizing deferred taxes for investments, performing intra-period allocation and calculating income taxes in interim periods. The new standard also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. The ASU is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted this standard in the first quarter of 2021 and it did not have a material impact on the Company’s consolidated financial statements.
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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The new standard provides optional expedients and exceptions that companies can apply during a limited time period to account for contracts, hedging relationships, and other transactions affected by reference rate reform, if certain criteria are met. Companies may elect to apply these optional expedients and exceptions beginning March 12, 2020 through December 31, 2022. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848), to clarify the scope of Topic 848 and provide explicit guidance to help companies applying optional expedients and exceptions. This ASU is effective immediately for all entities that have applied optional expedients and exceptions. The Company is currently evaluating these standards to determine whether it will apply the optional expedients and exceptions.

C.    EARNINGS PER SHARE
The following table reconciles net earnings attributable to common shareowners and the weighted-average shares outstanding used to calculate basic and diluted earnings per share for the three months ended April 3, 2021 and March 28, 2020:

	Year-to-Date
	2021	2020
Numerator (in millions):
Net Earnings Attributable to Common Shareowners	$478.0	$133.2

Denominator (in thousands):
Basic weighted-average shares outstanding	157,490	150,330
Dilutive effect of stock contracts and awards	2,730	1,573
Diluted weighted-average shares outstanding	160,220	151,903
Earnings per share of common stock:
Basic	$3.04	$0.89
Diluted	$2.98	$0.88
The following weighted-average stock options were not included in the computation of weighted-average diluted shares outstanding because the effect would be anti-dilutive (in thousands):

	Year-to-Date
	2021	2020
Number of stock options	1,096	2,943
In November 2019, the Company issued 7,500,000 Equity Units with a total notional value of $750.0 million. Each unit initially consists of 750,000 shares of convertible preferred stock ("Series D Preferred Stock") and forward stock purchase contracts. On and after November 15, 2022, the Series D Preferred Stock may be converted into common stock at the option of the holder. At the election of the Company, upon conversion, the Company may deliver cash, common stock, or a combination thereof. The conversion rate was initially 5.2263 shares of common stock per one share of Series D Preferred Stock, which was equivalent to an initial conversion price of approximately $191.34 per share of common stock. As of April 3, 2021, due to customary anti-dilution provisions, the conversion rate was 5.2272, equivalent to a conversion price of approximately $191.31 per share of common stock. The Series D Preferred Stock is excluded from the denominator of the diluted earnings per share calculation on the basis that the convertible preferred stock will be settled in cash except to the extent that the conversion value of the convertible preferred stock exceeds its liquidation preference. Therefore, before any redemption or conversion, the common shares that would be required to settle the applicable conversion value in excess of the liquidation preference, if the Company elects to settle such excess in common shares, are included in the denominator of diluted earnings per share in periods in which they are dilutive. The shares related to the Series D Preferred Stock were anti-dilutive during January and February of 2021 and during the first three months of 2020.
In May 2017, the Company issued 7,500,000 Equity Units with a total notional value of $750.0 million. Each unit initially consisted of 750,000 shares of convertible preferred stock ("Series C Preferred Stock") and forward stock purchase contracts. In May 2020, the Company successfully remarketed the Series C Preferred Stock, as described more fully in Note J, Equity Arrangements. The remarketing generated cash proceeds of $750.0 million which were applied to settle the holders' stock purchase contract obligations, resulting in the Company issuing 5,463,750 common shares. Holders of the remarketed Series C Preferred Stock are entitled to receive cumulative dividends, if declared by the Board of Directors, at an initial fixed rate equal to 5.0% per annum of the $1,000 per share liquidation preference (equivalent to $50.00 per annum per share). In addition, holders have the option to convert the Series C Preferred Stock into common stock. At the election of the Company, upon conversion, the Company may deliver cash, common stock, or a combination thereof. In connection with the remarketing described above, the conversion rate was reset to 6.7352 shares of the Company's common stock per one share of Series C Preferred Stock, which was equivalent to a conversion price of approximately $148.47 per share of common stock. As of April 3, 2021, due to customary anti-dilution provisions, the conversion rate was 6.7548, equivalent to a conversion price of approximately $148.04 per share of common stock. The Series C Preferred Stock is excluded from the denominator of the diluted earnings per share calculation on the basis that the convertible preferred stock will be settled in cash except to the extent that the conversion value of the convertible preferred stock exceeds its liquidation preference. Therefore, before any redemption or conversion, the common shares that would be required to settle the applicable conversion value in excess of the liquidation preference, if the Company elects to settle such excess in common shares, are included in the denominator of diluted earnings per share in periods in which they are dilutive. The shares related to the Series C Preferred Stock were anti-dilutive during February and March of 2020.
On April 28, 2021, the Company informed holders that it will redeem all outstanding shares of the Series C Preferred Stock on June 3, 2021 (the “Redemption Date”) at $1,002.50 per share in cash (the “Redemption Price”), which is equal to 100% of the liquidation preference of a share of Series C Preferred Stock, plus accumulated and unpaid dividends to, but excluding, the Redemption Date. If a holder elects to convert its shares of Series C Preferred Stock prior to the Redemption Date, the Company has elected a combination settlement with a specified cash amount of $1,000 per share.

Refer to Note J, Equity Arrangements, for further discussion of the above transactions.

D.    ACCOUNTS AND NOTES RECEIVABLE, NET

(Millions of Dollars)	April 3, 2021	January 2, 2021
Trade accounts receivable	$1,826.0	$1,345.7
Trade notes receivable	154.8	156.1
Other accounts receivable	158.1	151.5
Gross accounts and notes receivable	$2,138.9	$1,653.3
Allowance for credit losses	(144.1)	(141.1)
Accounts and notes receivable, net	$1,994.8	$1,512.2
Long-term receivables, net	$140.9	$139.9
Trade receivables are dispersed among a large number of retailers, distributors and industrial accounts in many countries. Adequate reserves have been established to cover expected credit losses. Long-term receivables, net, of $140.9 million and $139.9 million at April 3, 2021 and January 2, 2021, respectively, are reported within Other assets in the Condensed Consolidated Balance Sheets. The Company's financing receivables are predominantly related to certain security equipment sales-type leases with commercial businesses. As of April 3, 2021, the current portion of financing receivables within Trade notes receivable approximated $77.3 million. Generally, the Company retains legal title to any equipment under lease and holds the right to repossess such equipment in an event of default. All financing receivables are interest-bearing and the Company has not classified any financing receivables as held-for-sale. Interest income earned from financing receivables that are not delinquent is recorded on the effective interest method.

The changes in the allowance for credit losses for the three months ended April 3, 2021 and March 28, 2020 are as follows:

(Millions of Dollars)	Balance January 2, 2021	Cumulative Effect Adjustment (a)	Charged To Costs and Expenses	Charged To Other Accounts (b)	Deductions (c)	Balance April 3, 2021
Accounts receivable	$126.7	$—	$5.5	$1.5	$(4.2)	$129.5
Notes receivable	$14.4	$—	$—	$0.2	$—	$14.6
Total	$141.1	$—	$5.5	$1.7	$(4.2)	$144.1

(Millions of Dollars)	Balance December 28, 2019	Cumulative Effect Adjustment (a)	Charged To Costs and Expenses	Charged To Other Accounts (b)	Deductions (c)	Balance March 28, 2020
Accounts receivable	$99.3	$2.9	$10.7	$(2.8)	$(2.0)	$108.1
Notes receivable	$13.1	$0.9	$—	$(0.2)	$(0.2)	$13.6
Total	$112.4	$3.8	$10.7	$(3.0)	$(2.2)	$121.7

(a) Represents the cumulative-effect adjustment to opening retained earnings due to the adoption of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), in the first quarter of 2020.
(b) Amounts represent the impacts of foreign currency translation, acquisitions and net transfers to/from other accounts.
(c) Amounts represent charge-offs less recoveries of accounts previously charged-off.

The following is a summary of the expected timing of receipt of payments from customers on an undiscounted basis as of April 3, 2021 relating to the Company’s lease receivables:

(Millions of Dollars)	Total	Within 1 Year	2 Years	3 Years	4 Years	5 Years	Thereafter
Financing receivables	$204.3	$77.3	$55.1	$38.0	$21.4	$9.1	$3.4
Operating leases	$31.8	$30.7	$0.8	$0.3	$—	$—	$—
The following is a summary of lease revenue and sales-type lease profit for the three months ended April 3, 2021 and March 28, 2020:

	Year-to-Date
(Millions of Dollars)	2021	2020
Sales-type lease revenue	$34.6	$23.0
Lease interest revenue	3.0	3.1
Operating lease revenue	24.2	36.3
Total lease revenue	$61.8	$62.4
Sales-type lease profit	$13.8	$9.1

The Company has an accounts receivable sale program. According to the terms, the Company sells certain of its trade accounts receivables at fair value to a wholly owned, consolidated, bankruptcy-remote special purpose subsidiary (“BRS"). The BRS, in turn, can sell such receivables to a third-party financial institution (“Purchaser”) for cash. The Purchaser’s maximum cash investment in the receivables at any time is $110.0 million. The purpose of the program is to provide liquidity to the Company. These transfers qualify as sales under ASC 860, Transfers and Servicing, and receivables are derecognized from the Company’s consolidated balance sheet when the BRS sells those receivables to the Purchaser. The Company has no retained interests in the transferred receivables, other than collection and administrative responsibilities. At April 3, 2021, the Company did not record a servicing asset or liability related to its retained responsibility based on its assessment of the servicing fee, market values for similar transactions and its cost of servicing the receivables sold.

At April 3, 2021 and January 2, 2021, approximately $64.3 million and $86.8 million of net receivables were derecognized, respectively. For the three months ended April 3, 2021, proceeds from transfers of receivables to the Purchaser totaled $63.4 million, and payments to the Purchaser totaled $85.9 million. For the three months ended March 28, 2020, proceeds from transfers of receivables to the Purchaser totaled $49.1 million, and payments to the Purchaser totaled $94.1 million. The program resulted in a pre-tax loss of $0.4 million for the three months ended April 3, 2021, which included service fees of $0.2 million. The program resulted in a pre-tax loss of $0.7 million for the three months ended March 28, 2020, which included service fees of $0.2 million. All cash flows under the program are reported as a component of changes in working capital within operating activities in the Condensed Consolidated Statements of Cash Flows since all the cash from the Purchaser is received upon the initial sale of the receivable.

As of April 3, 2021 and January 2, 2021, the Company's deferred revenue totaled $207.7 million and $207.6 million, respectively, of which $108.6 million and $108.7 million, respectively, was classified as current within Accrued expenses in the Condensed Consolidated Balance Sheets. Revenue recognized for the three months ended April 3, 2021 and March 28, 2020 that was previously deferred as of January 2, 2021 and December 28, 2019 totaled $48.0 million and $49.7 million, respectively.

As of April 3, 2021, approximately $1.112 billion of revenue from long-term contracts primarily in the Security segment was unearned related to customer contracts which were not completely fulfilled and will be recognized on a decelerating basis over the next five years. This amount excludes any of the Company's contracts with an original expected duration of one year or less.

E.    INVENTORIES
The components of Inventories, net at April 3, 2021 and January 2, 2021 are as follows:

(Millions of Dollars)	April 3, 2021	January 2, 2021
Finished products	$2,170.2	$1,922.5
Work in process	251.0	222.3
Raw materials	716.2	592.6
Total	$3,137.4	$2,737.4

F.    ACQUISITIONS AND INVESTMENTS

ACQUISITIONS

CAM

On February 24, 2020, the Company acquired CAM for a total estimated purchase price of approximately $1.46 billion, net of cash acquired. The purchase price consisted of an initial cash payment of approximately $1.30 billion, net of cash acquired, and future payments up to $200.0 million contingent on The Boeing Company ("Boeing") 737 MAX Airplanes receiving Federal Aviation Administration authorization to return to service and Boeing achieving certain production levels, which were valued at $155.3 million as of the acquisition date.

In November 2020, the FAA rescinded the 737 MAX grounding order and as a result of the subsequent return to revenue service of the 737 MAX in December 2020, the Company paid $100 million to the former owners of CAM. The remaining contingent consideration was remeasured at January 2, 2021 and the Company concluded the achievement of certain production levels based on Boeing’s future forecast was remote and released the remaining $55.3 million contingent consideration liability to the Consolidated Statements of Operations in Other, net. As of April 3, 2021, the Company continues to consider the achievement of certain production levels based on Boeing’s future forecast as remote.
CAM is an industry-leading manufacturer of specialty fasteners and components for the aerospace and defense markets. The acquisition further diversified the Company's presence in the industrial markets and expanded its portfolio of specialty fasteners in the aerospace and defense markets. The results of CAM subsequent to the date of acquisition are included in the Company's Industrial segment.
The CAM acquisition was accounted for as a business combination using the acquisition method of accounting, which requires, among other things, certain assets acquired and liabilities assumed to be recognized at their fair values as of the acquisition date. The following table summarizes the acquisition date value of identifiable net assets acquired and liabilities assumed:

(Millions of Dollars)
Cash and cash equivalents	$35.8
Accounts receivable, net	48.3
Inventories, net	124.3
Prepaid expenses and other assets	2.6
Property, plant and equipment	127.9
Trade names	25.0
Customer relationships	565.0
Accounts payable	(25.9)
Accrued expenses	(26.9)
Deferred taxes	(16.3)
Other liabilities	(0.3)
Total identifiable net assets	$859.5
Goodwill	632.3
Contingent consideration	(155.3)
Total consideration paid	$1,336.5
The weighted-average useful life assigned to the intangible assets was 20 years.
Goodwill was calculated as the excess of the consideration transferred over the net assets recognized and represents the expected cost synergies of the combined business and assembled workforce. It is estimated that $569.8 million of goodwill will be deductible for tax purposes.
The acquisition accounting for CAM is complete. The measurement period adjustments recorded in 2021 did not have a material impact to the Company's consolidated financial statements.
Other 2020 Acquisition

During 2020, the Company completed one smaller acquisition for $27.8 million, net of cash acquired. The estimated acquisition date value of the identifiable net assets acquired is $13.4 million, which includes $14.8 million of customer relationships. The related goodwill is $14.4 million. The useful life assigned to the customer relationships is 8 years. The results of this acquisition subsequent to the date of acquisition are included in the Company's Security segment.

The acquisition accounting for this acquisition is preliminary in certain respects. During the measurement period, the Company expects to record adjustments relating to working capital accounts and tax matters, amongst others. These adjustments are not expected to have a material impact on the Company’s consolidated financial statements.

ACTUAL AND PRO-FORMA IMPACT OF THE ACQUISITIONS

Actual Impact from Acquisition

The Company did not complete any material acquisitions in the first quarter of 2021. As such, there was an immaterial impact from new acquisitions on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended April 3, 2021.

Pro-forma Impact from Acquisitions

The following table presents supplemental pro-forma information as if the 2020 acquisitions had occurred on December 30, 2018. The pro-forma consolidated results are not necessarily indicative of what the Company’s consolidated net sales and net earnings would have been had the Company completed the acquisitions on December 30, 2018. In addition, the pro-forma consolidated results do not purport to project the future results of the Company.

(Millions of Dollars, except per share amounts)	First Quarter 2020
Net sales	$3,179.4
Net earnings attributable to common shareowners	$147.9
Diluted earnings per share	$0.97

2020 Pro-forma Results

The 2020 pro-forma results were calculated by combining the results of Stanley Black & Decker with the stand-alone results of the 2020 acquisitions for their respective pre-acquisition period. Accordingly, the following adjustments were made:

•Elimination of the historical pre-acquisition intangible asset amortization expense and the addition of intangible asset amortization expense related to intangibles valued as part of the acquisition accounting that would have been incurred from December 29, 2019 to the acquisition date of CAM and from December 29, 2019 to March 28, 2020 for the other 2020 acquisition.

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

During 2021 and 2020, the Company made additional immaterial investments in new and emerging start-up companies focused on innovation, breakthrough products and advanced technologies. These investments, which are included in Other assets in the Condensed Consolidated Balance Sheets, do not qualify for equity method accounting as the Company acquired less than 20 percent interest in each investment and does not have the ability to significantly influence the operating or financial decisions of any of the investees.

G.    GOODWILL
Changes in the carrying amount of goodwill by segment are as follows:

(Millions of Dollars)	Tools & Storage	Industrial	Security	Total
Balance January 2, 2021	$5,247.7	$2,646.5	$2,143.9	$10,038.1
Acquisitions	—	(0.5)	(0.4)	(0.9)
Foreign currency translation	(15.7)	(15.8)	(30.6)	(62.1)
Balance April 3, 2021	$5,232.0	$2,630.2	$2,112.9	$9,975.1

H.    LONG-TERM DEBT AND FINANCING ARRANGEMENTS

Long-term debt and financing arrangements at April 3, 2021 and January 2, 2021 are as follows:

		April 3, 2021						January 2, 2021
(Millions of Dollars)	Interest Rate	Original Notional	Unamortized Discount	Unamortized Gain/(Loss) Terminated Swaps [1]	Purchase Accounting FV Adjustment	Deferred Financing Fees	Carrying Value	Carrying Value
Notes payable due 2026	3.40%	$500.0	$(0.5)	$—	$—	$(2.3)	$497.2	$497.2
Notes payable due 2028	7.05%	150.0	—	7.9	7.6	—	165.5	166.1
Notes payable due 2028	4.25%	500.0	(0.3)	—	—	(3.4)	496.3	496.2
Notes payable due 2030	2.30%	750.0	(2.2)	—	—	(4.7)	743.1	742.9
Notes payable due 2040	5.20%	400.0	(0.2)	(28.6)	—	(2.6)	368.6	368.1
Notes payable due 2048	4.85%	500.0	(0.5)	—	—	(5.0)	494.5	494.3
Notes payable due 2050	2.75%	750.0	(2.0)	—	—	(8.3)	739.7	739.9
Notes payable due 2060 (junior subordinated)	4.00%	750.0	—	—	—	(9.2)	740.8	740.7
Long-term debt[2]		$4,300.0	$(5.7)	$(20.7)	$7.6	$(35.5)	$4,245.7	$4,245.4
1Unamortized gain/(loss) associated with interest rate swaps are more fully discussed in Note I, Financial Instruments.
2There are no current maturities of long-term debt.

The Company has a $3.0 billion commercial paper program which includes Euro denominated borrowings in addition to U.S. Dollars. As of April 3, 2021 and January 2, 2021, the Company had no borrowings outstanding.

The Company has a five-year $2.0 billion committed credit facility (the “5-Year Credit Agreement”). Borrowings under the 5-Year Credit Agreement may be made in U.S. Dollars, Euros or Pounds Sterling. A sub-limit amount of $653.3 million is designated for swing line advances which may be drawn in Euros pursuant to the terms of the 5-Year Credit Agreement. Borrowings bear interest at a floating rate plus an applicable margin dependent upon the denomination of the borrowing and specific terms of the 5-Year Credit Agreement. The Company must repay all advances under the 5-Year Credit Agreement by the earlier of September 12, 2023 or upon termination. The 5-Year Credit Agreement is designated to be a liquidity back-stop for the Company's $3.0 billion U.S. Dollar and Euro commercial paper program. As of April 3, 2021, and January 2, 2021, the Company had not drawn on its five-year committed credit facility.

The Company has a 364-Day $1.0 billion committed credit facility (the "364-Day Credit Agreement"). Borrowings under the 364-Day Credit Agreement may be made in U.S. Dollars or Euros and bear interest at a floating rate plus an applicable margin dependent upon the denomination of the borrowing and pursuant to the terms of the 364-Day Credit Agreement. The Company must repay all advances under the 364-Day Credit Agreement by the earlier of September 8, 2021 or upon termination. The Company may, however, convert all advances outstanding upon termination into a term loan that shall be repaid in full no later than the first anniversary of the termination date provided that the Company, among other things, pays a fee to the administrative agent for the account of each lender. The 364-Day Credit Agreement serves as part of the liquidity back-stop for the Company’s $3.0 billion U.S. Dollar and Euro commercial paper program. As of April 3, 2021, and January 2, 2021, the Company had not drawn on its 364-Day committed credit facility.

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

A summary of the fair values of the Company’s derivatives recorded in the Condensed Consolidated Balance Sheets at April 3, 2021 and January 2, 2021 is as follows:

(Millions of Dollars)	Balance Sheet Classification	April 3, 2021	January 2, 2021	Balance Sheet Classification	April 3, 2021	January 2, 2021
Derivatives designated as hedging instruments:
Interest Rate Contracts Cash Flow	Other current assets	$0.3	$—	Accrued expenses	$38.7	$90.9
Foreign Exchange Contracts Cash Flow	Other current assets	2.7	—	Accrued expenses	15.0	23.7
Net Investment Hedge	Other current assets	2.3	3.5	Accrued expenses	0.1	55.1
	LT other assets	0.3	—	LT other liabilities	—	5.7
Total designated as hedging		$5.6	$3.5		$53.8	$175.4
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other current assets	$5.1	$10.5	Accrued expenses	$13.8	$15.6
Total		$10.7	$14.0		$67.6	$191.0
The counterparties to all of the above mentioned financial instruments are major international financial institutions. The Company is exposed to credit risk for net exchanges under these agreements, but not for the notional amounts. The credit risk is limited to the asset amounts noted above. The Company limits its exposure and concentration of risk by contracting with diverse financial institutions and does not anticipate non-performance by any of its counterparties. Further, as more fully discussed in Note M, Fair Value Measurements, the Company considers non-performance risk of its counterparties at each reporting period and adjusts the carrying value of these assets accordingly. The risk of default is considered remote. As of April 3, 2021 and January 2, 2021, there were no assets that had been posted as collateral related to the above mentioned financial instruments.

During the three months ended April 3, 2021 and March 28, 2020, cash flows related to derivatives, including those that are separately discussed below, resulted in net cash paid of $71.7 million and net cash received of $12.5 million, respectively.

CASH FLOW HEDGES

There were after-tax mark-to-market losses of $56.3 million and $103.0 million as of April 3, 2021 and January 2, 2021, respectively, reported for cash flow hedge effectiveness in Accumulated other comprehensive loss. An after-tax loss of $13.3 million is expected to be reclassified to earnings as the hedged transactions occur or as amounts are amortized within the next twelve months. The ultimate amount recognized will vary based on fluctuations of the hedged currencies and interest rates through the maturity dates.

The tables below detail pre-tax amounts of derivatives designated as cash flow hedges in Accumulated other comprehensive loss during the periods in which the underlying hedged transactions affected earnings for the three months ended April 3, 2021 and March 28, 2020:

	Year-to-Date 2021
(Millions of Dollars)	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Recognized in Income on Amounts Excluded from Effectiveness Testing
Interest Rate Contracts	$52.4	Interest expense	$(1.1)	$—
Foreign Exchange Contracts	$4.3	Cost of sales	$(3.8)	$—

	Year-to-Date 2020
(Millions of Dollars)	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Recognized in Income on Amounts Excluded from Effectiveness Testing
Interest Rate Contracts	$(98.9)	Interest expense	$(4.5)	$—
Foreign Exchange Contracts	$20.3	Cost of sales	$2.3	$—
A summary of the pre-tax effect of cash flow hedge accounting on the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended April 3, 2021 and March 28, 2020 is as follows:

	Year-to-Date 2021
(Millions of Dollars)	Cost of Sales	Interest Expense
Total amount in the Consolidated Statements of Operations and Comprehensive Income (Loss) in which the effects of the cash flow hedges are recorded	$2,632.8	$47.5
Gain (loss) on cash flow hedging relationships:
Foreign Exchange Contracts:
Hedged Items	$3.8	$—
Gain (loss) reclassified from OCI into Income	$(3.8)	$—
Interest Rate Swap Agreements:
Gain (loss) reclassified from OCI into Income [1]	$—	$(1.1)

	Year-to-Date 2020
(Millions of Dollars)	Cost of Sales	Interest Expense
Total amount in the Consolidated Statements of Operations and Comprehensive Income (Loss) in which the effects of the cash flow hedges are recorded	$2,106.3	$59.7
Gain (loss) on cash flow hedging relationships:
Foreign Exchange Contracts:
Hedged Items	$(2.3)	$—
Gain (loss) reclassified from OCI into Income	$2.3	$—
Interest Rate Swap Agreements:
Gain (loss) reclassified from OCI into Income [1]	$—	$(4.5)
1 Inclusive of the gain/loss amortization on terminated derivative financial instruments.

An after-tax loss of $2.9 million and $1.4 million was reclassified from Accumulated other comprehensive loss into earnings (inclusive of the gain/loss amortization on terminated derivative instruments) for the three months ended April 3, 2021 and March 28, 2020, respectively.

Interest Rate Contracts: The Company enters into interest rate swap agreements in order to obtain the lowest cost source of funds within a targeted range of variable to fixed-debt proportions. During the first quarter of 2020, the Company entered into forward starting interest rate swaps totaling $1.0 billion to offset the expected variability on future interest rate payments associated with debt instruments expected to be issued in the future. These swaps were terminated during the first quarter of 2020 resulting in a loss of $20.5 million, which was recorded in Accumulated other comprehensive loss and is being amortized to earnings as interest expense over future periods. The cash flows stemming from the maturity of such interest rate swaps designated as cash flow hedges are presented within financing activities in the Condensed Consolidated Statements of Cash

Flows. As of April 3, 2021 and January 2, 2021, the Company had $400.0 million in forward starting swaps designated as cash flow hedges.

Foreign Currency Contracts

Forward Contracts: Through its global businesses, the Company enters into transactions and makes investments denominated in multiple currencies that give rise to foreign currency risk. The Company and its subsidiaries regularly purchase inventory from subsidiaries with functional currencies different than their own, which creates currency-related volatility in the Company’s results of operations. The Company utilizes forward contracts to hedge these forecasted purchases and sales of inventory. Gains and losses reclassified from Accumulated other comprehensive loss are recorded in Cost of sales as the hedged item affects earnings. There are no components excluded from the assessment of effectiveness for these contracts. At April 3, 2021 and January 2, 2021, the notional value of forward currency contracts outstanding was $479.0 million and $595.8 million, respectively, maturing on various dates through 2021.

Purchased Option Contracts: The Company and its subsidiaries have entered into various intercompany transactions whereby the notional values are denominated in currencies other than the functional currencies of the party executing the trade. In order to better match the cash flows of its intercompany obligations with cash flows from operations, the Company enters into purchased option contracts. Gains and losses reclassified from Accumulated other comprehensive loss are recorded in Cost of sales as the hedged item affects earnings. There are no components excluded from the assessment of effectiveness for these contracts. There were no outstanding purchased option contracts as of April 3, 2021 or January 2, 2021.
FAIR VALUE HEDGES

Interest Rate Risk: In an effort to optimize the mix of fixed versus floating rate debt in the Company’s capital structure, the Company enters into interest rate swaps. In prior years, the Company entered into interest rate swaps related to certain of its notes payable which were subsequently terminated. Amortization of the gain/loss on previously terminated swaps is reported as a reduction of interest expense. Prior to termination, the changes in the fair value of the swaps and the offsetting changes in fair value related to the underlying notes were recognized in earnings. As of April 3, 2021 and January 2, 2021, the Company did not have any active fair value interest rate swaps.

A summary of the pre-tax effect of fair value hedge accounting on the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended April 3, 2021 and March 28, 2020 is as follows:

(Millions of Dollars)	Year-to-Date 2021 Interest Expense	Year-to-Date 2020 Interest Expense
Total amount in the Consolidated Statements of Operations and Comprehensive Income (Loss) in which the effects of the fair value hedges are recorded	$47.5	$59.7
Amortization of gain on terminated swaps	$(0.1)	$(0.8)

A summary of the amounts recorded in the Condensed Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges as of April 3, 2021 and January 2, 2021 is as follows:

	April 3, 2021
(Millions of Dollars)	Carrying Amount of Hedged Liability (1)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liability
Long-Term Debt	$4,245.7	Terminated Swaps	$(20.7)

	January 2, 2021
(Millions of Dollars)	Carrying Amount of Hedged Liability (1)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liability
Long-Term Debt	$4,245.4	Terminated Swaps	$(20.8)
(1) Represents hedged items no longer designated in qualifying fair value hedging relationships.

NET INVESTMENT HEDGES

The Company utilizes net investment hedges to offset the translation adjustment arising from re-measurement of its investment in the assets and liabilities of its foreign subsidiaries. The total after-tax amounts in Accumulated other comprehensive loss were gains of $77.7 million and $72.8 million at April 3, 2021 and January 2, 2021, respectively.

As of April 3, 2021, the Company had a foreign exchange contract with a notional value of $75.0 million maturing in 2021 hedging a portion of its Taiwan dollar denominated net investments and a cross currency swap with a notional value of $100.0 million maturing in 2023 hedging a portion of its Japanese yen denominated net investments. As of January 2, 2021, the Company had cross currency swaps with a notional value totaling $839.4 million maturing on various dates through 2023 hedging a portion of its Japanese yen, Euro and Swiss franc denominated net investments. The Company had no Euro denominated commercial paper designated as a net investment hedge as of April 3, 2021 and January 2, 2021.

Maturing foreign exchange contracts resulted in net cash paid of $52.6 million and net cash received of $24.4 million for the three months ended April 3, 2021 and March 28, 2020, respectively.

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

The pre-tax gain or loss from fair value changes for the three months ended April 3, 2021 and March 28, 2020 was as follows:

	Year-to-Date 2021
(Millions of Dollars)	Total Gain (Loss) Recorded in OCI	Excluded Component Recorded in OCI	Income Statement Classification	Total Gain (Loss) Reclassified from OCI to Income	Excluded Component Amortized from OCI to Income
Forward Contracts	$(0.4)	$0.8	Other, net	$—	$—
Cross Currency Swap	$8.1	$7.4	Other, net	$1.3	$1.3
Non-derivative designated as Net Investment Hedge	$—	$—	Other, net	$—	$—

	Year-to-Date 2020
(Millions of Dollars)	Total Gain (Loss) Recorded in OCI	Excluded Component Recorded in OCI	Income Statement Classification	Total Gain (Loss) Reclassified from OCI to Income	Excluded Component Amortized from OCI to Income
Forward Contracts	$(0.1)	$—	Other, net	$—	$—
Cross Currency Swap	$42.0	$18.8	Other, net	$5.4	$5.4
Non-derivative designated as Net Investment Hedge	$15.6	$—	Other, net	$—	$—
UNDESIGNATED HEDGES

Foreign Exchange Contracts: Foreign exchange forward contracts are used to reduce risks arising from the change in fair value of certain foreign currency denominated assets and liabilities (such as affiliate loans, payables and receivables). The objective is to minimize the impact of foreign currency fluctuations on operating results. The total notional amount of the forward contracts outstanding at April 3, 2021 was $1.4 billion, maturing on various dates through 2021. The total notional amount of the forward contracts outstanding at January 2, 2021 was $1.3 billion, maturing on various dates through 2021. The gain (loss) recorded in income from changes in the fair value related to derivatives not designated as hedging instruments under ASC 815 for the three months ended April 3, 2021 and March 28, 2020 are as follows:

(Millions of Dollars)	Income Statement Classification	Year-to-Date 2021	Year-to-Date 2020
Foreign Exchange Contracts	Other, net	$(16.1)	$12.4
J.    EQUITY ARRANGEMENTS

In March 2015, the Company entered into a forward share purchase contract with a financial institution counterparty for 3,645,510 shares of common stock. The contract obligates the Company to pay $350.0 million, plus an additional amount related to the forward component of the contract, by April 2022, or earlier at the Company's option. The reduction of common shares outstanding was recorded at the inception of the forward share purchase contract in March 2015 and factored into the calculation of weighted-average shares outstanding at that time.

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

On and after November 15, 2022, the Series D Preferred Stock may be converted into common stock at the option of the holder. The conversion rate was initially 5.2263 shares of common stock per one share of Series D Preferred Stock, which was equivalent to an initial conversion price of approximately $191.34 per share of common stock. As of April 3, 2021, due to customary anti-dilution provisions, the conversion rate was 5.2272, equivalent to a conversion price of approximately $191.31 per share of common stock. At the election of the Company, upon conversion, the Company may deliver cash, common stock, or a combination thereof.

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

The initial maximum settlement rate of 0.6272 was calculated using an initial reference price of $159.45, equal to the last reported sale price of the Company's common stock on November 7, 2019. As of April 3, 2021, due to the customary anti-dilution provisions, the maximum settlement rate was 0.6273, equivalent to a reference price of $159.42. If the applicable market value of the Company's common stock is less than or equal to the reference price, the settlement rate will be the maximum settlement rate; and if the applicable market value of the Company's common stock is greater than the reference price, the settlement rate will be a number of shares of the Company's common stock equal to $100 divided by the applicable market value. Upon settlement of the 2022 Purchase Contracts, the Company will receive additional cash proceeds of $750 million.

The Company pays the holders of the 2022 Purchase Contracts quarterly payments (“Contract Adjustment Payments”) at a rate of 5.25% per annum, payable quarterly in arrears on February 15, May 15, August 15 and November 15, which commenced on February 15, 2020. The $114.2 million present value of the Contract Adjustment Payments reduced Shareowners’ Equity at inception. As each quarterly Contract Adjustment Payment is made, the related liability is reduced and the difference between the cash payment and the present value will accrete to interest expense, approximately $1.3 million per year over the three-year term. As of April 3, 2021, the present value of the Contract Adjustment Payments was $66.8 million.

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

The capped call transactions have a term of approximately three years and are intended to cover the number of shares issuable upon conversion of the Series D Preferred Stock. Subject to customary anti-dilution adjustments, the capped call had an initial lower strike price of $191.34, which corresponded to the minimum 5.2263 settlement rate of the Series D Preferred Stock, and an upper strike price of $207.29, which was approximately 30% higher than the closing price of the Company's common stock on November 7, 2019. As of April 3, 2021, due to the customary anti-dilution provisions, the capped call transactions were at an adjusted lower strike price of $191.31 and an adjusted upper strike price of $207.25.

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

With respect to the impact on the Company, the capped call transactions and 2019 Equity Units, when taken together, result in the economic equivalent of having the conversion price on the 2019 Equity Units at $207.25, the upper strike price of the capped call as of April 3, 2021.

The Company paid $19.2 million, or an average of $4.90 per option, to enter into capped call transactions on 3.9 million shares of common stock. The $19.2 million premium paid was recorded as a reduction of Shareowners’ Equity. The aggregate fair value of the options at April 3, 2021 was $29.2 million.

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

In May 2020, the Company successfully remarketed the Series C Preferred Stock. In connection with the remarketing, the conversion rate was reset to 6.7352 shares of the Company's common stock, which was equivalent to a conversion price of approximately $148.47 per share. Beginning on May 15, 2020, the holders have the option to convert the Series C Preferred Stock into common stock. At the election of the Company, upon conversion, the Company may deliver cash, common stock, or a combination thereof. As of April 3, 2021, due to customary anti-dilution provisions, the conversion rate was 6.7548, equivalent to a conversion price of approximately $148.04 per share of common stock.

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
On April 28, 2021, the Company informed holders that it will redeem all outstanding shares of the Series C Preferred Stock on June 3, 2021 (the “Redemption Date”) at $1,002.50 per share in cash (the “Redemption Price”), which is equal to 100% of the liquidation preference of a share of Series C Preferred Stock, plus accumulated and unpaid dividends to, but excluding, the Redemption Date. If a holder elects to convert its shares of Series C Preferred Stock prior to the Redemption Date, the Company has elected a combination settlement with a specified cash amount of $1,000 per share.

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

On June 9, 2020, the Company amended the 2018 capped call options to align with and offset the potential economic dilution associated with the common shares issuable upon conversion of the remarketed Series C Preferred Stock, as further discussed above. Subsequent to the amendment, the capped call options, subject to anti-dilution, had an initial lower strike price of $148.34 and an upper strike price of $165.00, which was approximately 30% higher than the closing price of the Company's common stock on June 9, 2020. As of April 3, 2021, due to the customary anti-dilution provisions, the capped call transactions had adjusted lower and upper strike prices of $148.04 and $164.67, respectively. The aggregate fair value of the options at April 3, 2021 was $71.4 million.

With respect to the impact on the Company, the capped call transactions and Series C Preferred Stock, when taken together, result in the economic equivalent of having the conversion price on the Series C Preferred Stock at $164.67, the upper strike price of the capped call as of April 3, 2021.

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

In April 2021, the Company net-share settled 2.0 million of its remaining capped call options on its common stock and received 157,633 shares using an average reference price of $206.03 per common share.

K.    ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables summarize the changes in the balances for each component of Accumulated other comprehensive loss:

(Millions of Dollars)	Currency translation adjustment and other	Unrealized (losses) gains on cash flow hedges, net of tax	Unrealized gains (losses) on net investment hedges, net of tax	Pension (losses) gains, net of tax	Total
Balance - January 2, 2021	$(1,235.3)	$(103.0)	$72.8	$(448.2)	$(1,713.7)
Other comprehensive (loss) income before reclassifications	(154.2)	43.8	5.9	0.5	(104.0)
Reclassification adjustments to earnings	—	2.9	(1.0)	4.4	6.3
Net other comprehensive (loss) income	(154.2)	46.7	4.9	4.9	(97.7)
Balance - April 3, 2021	$(1,389.5)	$(56.3)	$77.7	$(443.3)	$(1,811.4)

(Millions of Dollars)	Currency translation adjustment and other	Unrealized (losses) gains on cash flow hedges, net of tax	Unrealized gains (losses) on net investment hedges, net of tax	Pension (losses) gains, net of tax	Total
Balance - December 28, 2019	$(1,517.2)	$(54.2)	$97.3	$(410.5)	$(1,884.6)
Other comprehensive (loss) income before reclassifications	(258.4)	(58.7)	43.0	14.1	(260.0)
Reclassification adjustments to earnings	—	1.4	(4.1)	3.9	1.2
Net other comprehensive (loss) income	(258.4)	(57.3)	38.9	18.0	(258.8)
Balance - March 28, 2020	$(1,775.6)	$(111.5)	$136.2	$(392.5)	$(2,143.4)

The Company uses the portfolio method for releasing the stranded tax effects from Accumulated other comprehensive loss. The reclassifications out of Accumulated other comprehensive loss for the three months ended April 3, 2021 and March 28, 2020 were as follows:

(Millions of Dollars)	2021	2020	Affected line item in Consolidated Statements of Operations And Comprehensive Income (Loss)
Realized (losses) gains on cash flow hedges	$(3.8)	$2.3	Cost of sales
Realized losses on cash flow hedges	(1.1)	(4.5)	Interest expense
Total before taxes	$(4.9)	$(2.2)
Tax effect	2.0	0.8	Income taxes
Realized losses on cash flow hedges, net of tax	$(2.9)	$(1.4)

Realized gains on net investment hedges	$1.3	$5.4	Other, net
Tax effect	(0.3)	(1.3)	Income taxes
Realized gains on net investment hedges, net of tax	$1.0	$4.1

Amortization of defined benefit pension items:
Actuarial losses and prior service costs / credits	$(5.7)	$(4.9)	Other, net
Settlement loss	(0.1)	—	Other, net
Total before taxes	$(5.8)	$(4.9)
Tax effect	1.4	1.0	Income taxes
Amortization of defined benefit pension items, net of tax	$(4.4)	$(3.9)
L.    NET PERIODIC BENEFIT COST — DEFINED BENEFIT PLANS
Following are the components of net periodic pension (benefit) expense for the three months ended April 3, 2021 and March 28, 2020:

	Year-to-Date
	Pension Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans		All Plans
(Millions of Dollars)	2021	2020	2021	2020	2021	2020
Service cost	$1.6	$1.7	$4.4	$4.0	$0.1	$0.1
Interest cost	5.7	8.8	4.3	5.6	0.2	0.4
Expected return on plan assets	(13.7)	(14.7)	(10.0)	(10.3)	—	—
Amortization of prior service cost (credit)	0.3	0.3	(0.2)	(0.2)	(0.2)	(0.3)
Actuarial loss amortization	2.3	2.1	3.5	2.9	—	0.1
Settlement / curtailment loss	—	—	0.1	0.1	—	—
Net periodic pension (benefit) expense	$(3.8)	$(1.8)	$2.1	$2.1	$0.1	$0.3
The components of net periodic benefit cost other than the service cost component are included in Other, net in the Consolidated Statements of Operations and Comprehensive Income (Loss).

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
The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis for each of the hierarchy levels:

(Millions of Dollars)	Total Carrying Value	Level 1	Level 2	Level 3
April 3, 2021
Money market fund	$29.3	$29.3	$—	$—
Derivative assets	$10.7	$—	$10.7	$—
Derivative liabilities	$67.6	$—	$67.6	$—
Contingent consideration liability	$199.6	$—	$—	$199.6
January 2, 2021
Money market fund	$10.3	$10.3	$—	$—
Derivative assets	$14.0	$—	$14.0	$—
Derivative liabilities	$191.0	$—	$191.0	$—
Contingent consideration liability	$187.0	$—	$—	$187.0

The following table provides information about the Company's financial assets and liabilities not carried at fair value:

	April 3, 2021		January 2, 2021
(Millions of Dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
Other investments	$11.2	$11.8	$13.3	$13.9
Long-term debt	$4,245.7	$4,733.9	$4,245.4	$4,934.5
The money market fund and other investments related to the West Coast Loading Corporation ("WCLC") trust are considered Level 1 instruments within the fair value hierarchy. The long-term debt instruments are considered Level 2 instruments and are measured using a discounted cash flow analysis based on the Company’s marginal borrowing rates. The differences between the carrying values and fair values of long-term debt are attributable to the stated interest rates differing from the Company's marginal borrowing rates. The fair values of the Company's variable rate short-term borrowings approximate their carrying values at April 3, 2021 and January 2, 2021. The fair values of the derivative financial instruments in the table above are based on current settlement values.

As part of the Craftsman® brand acquisition in March 2017, the Company recorded a contingent consideration liability representing the Company's obligation to make future payments to Transform Holdco, LLC, which operates Sears and Kmart retail locations, of between 2.5% and 3.5% on sales of Craftsman products in new Stanley Black & Decker channels through March 2032. During the three months ended April 3, 2021, the Company paid approximately $7.0 million for royalties owed. The Company will continue making future payments quarterly through the second quarter of 2032. The estimated fair value of the contingent consideration liability is determined using a discounted cash flow analysis taking into consideration future sales projections, forecasted payments to Transform Holdco, LLC, based on contractual royalty rates, and the related tax impacts. The estimated fair value of the contingent consideration liability was $199.6 million and $187.0 million as of April 3, 2021 and January 2, 2021, respectively. Adjustments to the contingent consideration liability, with the exception of cash payments, are recorded in SG&A in the Consolidated Statements of Operations and Comprehensive Income (Loss). A 100 basis point reduction in the discount rate would result in an increase to the liability of approximately $7.6 million as of April 3, 2021.

A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. The Company's judgments used to determine the estimated contingent consideration liabilities discussed above, including estimated future sales projections, can materially impact the Company’s results from operations.

The Company had no significant non-recurring fair value measurements, nor any other financial assets or liabilities measured using Level 3 inputs, during the first three months of 2021 or 2020.

Refer to Note I, Financial Instruments, for more details regarding derivative financial instruments, Note R, Contingencies, for more details regarding the other investments related to the WCLC trust, and Note H, Long-Term Debt and Financing Arrangements, for more information regarding the carrying values of the long-term debt.

N.    OTHER COSTS AND EXPENSES
Other, net is primarily comprised of intangible asset amortization expense, currency-related gains or losses, environmental remediation expense, acquisition-related transaction and consulting costs, and certain pension gains or losses. During the three months ended April 3, 2021 and March 28, 2020, Other, net included charges of $1.5 million and $18.9 million, respectively, primarily related to acquisition-related transaction and consulting costs.

O.    RESTRUCTURING CHARGES
A summary of the restructuring reserve activity from January 2, 2021 to April 3, 2021 is as follows:

(Millions of Dollars)	January 2, 2021	Net Additions	Usage	Currency	April 3, 2021
Severance and related costs	$87.5	$(1.1)	$(24.0)	$1.7	$64.1
Facility closures and asset impairments	2.7	3.4	(2.1)	—	4.0
Total	$90.2	$2.3	$(26.1)	$1.7	$68.1
For the three months ended April 3, 2021, the Company recognized net restructuring charges of $2.3 million, primarily related to severance and facility-related costs. The majority of the $68.1 million of reserves remaining as of April 3, 2021 is expected to be utilized within the next 12 months.

Segments: The $2 million of net restructuring charges for the three months ended April 3, 2021 includes: $2 million pertaining to the Tools & Storage segment; $1 million of net reversals pertaining to the Industrial segment; and $1 million pertaining to the Security segment.

P.    INCOME TAXES

On March 11, 2021, the American Rescue Plan Act of 2021 (the “ARPA”) was enacted. The ARPA, among other things, includes provisions to expand the IRC Section 162(m) disallowance for deduction of certain compensation paid by publicly held corporations, provide a 100% COBRA subsidy, temporarily increase the income exclusion for dependent care assistance, and to extend and modify the employee retention credit and the Families First Coronavirus Response Act paid leave credit. On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The ARPA and CARES Act did not have a material impact on the Company's consolidated financial statements in the first three months of 2021. The Company continues to evaluate the potential impacts the ARPA and CARES Act may have on its operations and consolidated financial statements in future periods.

The Company recognized income tax expense of $119.5 million for the three months ended April 3, 2021, resulting in an effective tax rate of 19.8%. Excluding the impacts of the acquisition-related and other charges, the effective tax rate was 20.0% for the three months ended April 3, 2021. The Company recognized income tax expense of $12.9 million for the three months ended March 28, 2020, resulting in effective tax rate of 8.8%. Excluding the impacts of the acquisition-related and other charges, the effective tax rate was 12.5% for the three months ended March 28, 2020. These effective tax rates differ from the U.S. statutory tax rate primarily due to tax on foreign earnings, the re-measurement of uncertain tax position reserves, and the tax benefit of equity-based compensation.

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

The Tools & Storage segment is comprised of the Power Tools Group ("PTG"), Hand Tools, Accessories & Storage ("HTAS"), and Outdoor Products Group ("OPG") businesses. The PTG business includes both professional and consumer products. Professional products include professional grade corded and cordless electric power tools and equipment including drills, impact wrenches and drivers, grinders, saws, routers and sanders, as well as pneumatic tools and fasteners including nail guns, nails, staplers and staples, concrete and masonry anchors. Consumer products include corded and cordless electric power tools sold primarily under the BLACK+DECKER® brand, and home products such as hand-held vacuums, paint tools and cleaning appliances. The HTAS business sells hand tools, power tool accessories and storage products. Hand tools include measuring, leveling and layout tools, planes, hammers, demolition tools, clamps, vises, knives, saws, chisels and industrial and automotive tools. Power tool accessories include drill bits, screwdriver bits, router bits, abrasives, saw blades and threading products. Storage products include tool boxes, sawhorses, medical cabinets and engineered storage solution products. The OPG business primarily sells corded and cordless electric lawn and garden products, including hedge trimmers, string trimmers, lawn mowers, pressure washers and related accessories to professionals and consumers under the BLACK+DECKER®, CRAFTSMAN® and DEWALT® brand names.

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

The Company utilizes segment profit, which is defined as net sales minus cost of sales and SG&A inclusive of the provision for credit losses (aside from corporate overhead expense), and segment profit as a percentage of net sales to assess the profitability of each segment. Segment profit excludes the corporate overhead expense element of SG&A, other, net (inclusive of intangible asset amortization expense), loss on sale of business, restructuring charges, interest expense, interest income, income taxes and share of net earnings or losses of equity method investment. Refer to Note O, Restructuring Charges, for the amount of net restructuring charges by segment. Corporate overhead is comprised of world headquarters facility expense, cost for the executive management team and expenses pertaining to certain centralized functions that benefit the entire Company but are not directly attributable to the businesses, such as legal and corporate finance functions. Transactions between segments are not material. Segment assets primarily include cash, accounts receivable, inventory, other current assets, property, plant and equipment, right-of-use lease assets and intangible assets. Net sales and long-lived assets are attributed to the geographic regions based on the geographic locations of the end customer and the Company subsidiary, respectively.

	Year-to-Date
(Millions of Dollars)	2021	2020
NET SALES
Tools & Storage	$3,062.9	$2,070.8
Industrial	657.7	590.7
Security	476.5	467.9
Total	$4,197.1	$3,129.4
SEGMENT PROFIT
Tools & Storage	$651.3	$234.8
Industrial	101.2	67.8
Security	34.6	20.9
Segment profit	787.1	323.5
Corporate overhead	(75.7)	(48.9)
Other, net	(59.0)	(74.9)
Loss on sale of business	(1.0)	—
Restructuring charges	(2.3)	(3.9)
Interest expense	(47.5)	(59.7)
Interest income	2.9	10.1
Earnings before income taxes and equity interest	$604.5	$146.2
As described in Note A, Significant Accounting Policies, the Company recognizes revenue at a point in time from the sale of tangible products or over time depending on when the performance obligation is satisfied. For the three months ended April 3, 2021 and March 28, 2020, the majority of the Company’s revenue was recognized at the time of sale. The following table provides the percent of total segment revenue recognized over time for the Industrial and Security segments for the three months ended April 3, 2021 and March 28, 2020:

	Year-to-Date
	2021	2020
Industrial	5.7%	10.6%
Security	50.1%	47.0%

The decrease in Industrial revenue recognized over time relates to a previously divested product line within Oil & Gas.

The following table is a further disaggregation of the Industrial segment revenue for the three months ended April 3, 2021 and March 28, 2020:

	Year-to-Date
(Millions of Dollars)	2021	2020
Engineered Fastening	$496.8	$424.7
Infrastructure	160.9	166.0
Industrial	$657.7	$590.7
The following table is a summary of total assets by segment as of April 3, 2021 and January 2, 2021:

(Millions of Dollars)	April 3, 2021	January 2, 2021
Tools & Storage	$14,891.0	$14,294.9
Industrial	5,633.5	5,621.4
Security	3,511.3	3,493.5
	24,035.8	23,409.8
Corporate	(159.8)	156.5
Consolidated	$23,876.0	$23,566.3
Corporate assets primarily consist of cash, equity method investment, deferred taxes, property, plant and equipment, and right-of-use lease assets. Based on the nature of the Company's cash pooling arrangements, at times the corporate-related cash accounts will be in a net liability position.

GEOGRAPHIC AREAS

The following table is a summary of net sales by geographic area for the three months ended April 3, 2021 and March 28, 2020:

	Year-to-Date
(Millions of Dollars)	2021	2020
United States	$2,378.7	$1,842.0
Canada	220.0	149.9
Other Americas	199.3	129.7
France	192.2	134.8
Other Europe	874.0	649.1
Asia	332.9	223.9
Consolidated	$4,197.1	$3,129.4
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
The Company’s policy is to accrue environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. If no amount in the range of probable loss is considered most likely, the minimum loss in the range is accrued. The amount of liability recorded is based on an evaluation of currently available facts with respect to each individual site and includes such factors as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. The liabilities recorded do not take into account any claims for recoveries from insurance or third parties. As assessments and remediation progress at individual sites, the amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. As of April 3, 2021 and January 2, 2021, the Company had reserves of $165.6 million and $174.2 million, respectively, for remediation activities associated with Company-owned properties, as well as for Superfund sites, for losses that are probable and estimable. Of the 2021 amount, $46.2 million is classified as current and $119.4 million as long-term which is expected to be paid over the estimated remediation period. As of April 3, 2021, the range of environmental remediation costs that is reasonably possible is $101.1 million to $235.8 million which is subject to change in the near term. The Company may be liable for environmental remediation of sites it no longer owns. Liabilities have been recorded on those sites in accordance with the Company's policy.
As of April 3, 2021, the Company has recorded $16.0 million in other assets related to funding received by the Environmental Protection Agency (“EPA”) and placed in a trust in accordance with the final settlement with the EPA, embodied in a Consent Decree approved by the United States District Court for the Central District of California on July 3, 2013. Per the Consent Decree, Emhart Industries, Inc. (a dissolved and liquidated former indirectly wholly-owned subsidiary of The Black & Decker Corporation) (“Emhart”) has agreed to be responsible for an interim remedy at a site located in Rialto, California and formerly operated by West Coast Loading Corporation (“WCLC”), a defunct company for which Emhart was alleged to be liable as a successor. The remedy will be funded by (i) the amounts received from the EPA as gathered from multiple parties, and, to the extent necessary, (ii) Emhart's affiliate. The interim remedy requires the construction of a water treatment facility and the filtering of ground water at or around the site for a period of approximately 30 years or more. As of April 3, 2021, the Company's net cash obligation associated with remediation activities, including WCLC assets, is $149.6 million.
The EPA also asserted claims in federal court in Rhode Island against Black & Decker and Emhart related to environmental contamination found at the Centredale Manor Restoration Project Superfund Site ("Centredale"), located in North Providence, Rhode Island. The EPA discovered a variety of contaminants at the site, including but not limited to, dioxins, polychlorinated biphenyls, and pesticides. The EPA alleged that Black & Decker and Emhart are liable for site clean-up costs under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") as successors to the liability of Metro-Atlantic, Inc., a former operator at the site, and demanded reimbursement of the EPA’s costs related to this site. Black & Decker and Emhart then vigorously litigated the issue of their liability for environmental conditions at the Centredale site, including completing trial on Phase 1 of the proceedings in late July 2015 and completing trial on Phase 2 of the proceedings in April 2017. On July 9, 2018, a Consent Decree was lodged with the United States District Court documenting the terms of a settlement between the Company and the United States for reimbursement of EPA's past costs and remediation of environmental contamination found at the Centredale site. The terms of the Consent Decree were subject to public comment and Court approval. After a full hearing on March 19, 2019, the Court approved and entered the Consent Decree on April 8, 2019. The settlement resolves outstanding issues relating to Phase 1 and 2 of the litigation with the United States. The Company is complying with the terms of the settlement. The District Court's entry of the Consent Decree was appealed by several PRPs at the site to the United States Court of Appeals for the First Circuit. The District Court's actions were affirmed by the First Circuit on February 17, 2021. Phase 3 of the litigation is addressing the potential allocation of liability to other PRPs who may have contributed to contamination of the Centredale site with dioxins, polychlorinated biphenyls and other contaminants of concern. As of April 3, 2021, the Company has a remaining reserve of $69.6 million for this site.
The Company and approximately 47 other companies comprise the Lower Passaic Cooperating Parties Group (the “CPG”). The CPG members and other companies are parties to a May 2007 Administrative Settlement Agreement and Order on Consent (“AOC”) with the EPA to perform a remedial investigation/feasibility study (“RI/FS”) of the lower seventeen miles of the Lower Passaic River in New Jersey (the “River”). The Company’s potential liability stems from former operations in Newark, New Jersey. As an interim step related to the 2007 AOC, on June 18, 2012, the CPG members voluntarily entered into an AOC with the EPA for remediation actions focused solely at mile 10.9 of the River. The Company’s estimated costs related to the RI/FS and focused remediation action at mile 10.9, based on an interim allocation, are included in its environmental reserves. On April 11, 2014, the EPA issued a Focused Feasibility Study (“FFS”) and proposed plan which addressed various early action remediation alternatives for the lower 8.3 miles of the River. The EPA received public comment on the FFS and proposed plan (including comments from the CPG and other entities asserting that the FFS and proposed plan do not comply with CERCLA) which public comment period ended on August 20, 2014. The CPG submitted to the EPA a draft RI report in February 2015 and draft FS report in April 2015 for the entire lower seventeen miles of the River. On March 4, 2016, the EPA issued a Record of Decision ("ROD") selecting the remedy for the lower 8.3 miles of the River. The cleanup plan adopted by the EPA is now considered a final action for the lower 8.3 miles of the River and will include the removal of 3.5 million cubic yards of sediment, placement of a cap over the entire lower 8.3 miles of the River, and, according to the EPA, will cost approximately $1.4 billion and take 6 years to implement after the remedial design is completed. The Company and 105 other parties received a letter dated March 31, 2016 from the EPA notifying such parties of potential liability for the costs of the cleanup of the lower 8.3 miles of the River and a letter dated March 30, 2017 stating that the EPA had offered 20 of the parties (not including the Company) an early cash out settlement. In a letter dated May 17, 2017, the EPA stated that these 20 parties did not discharge any of the eight hazardous substances identified as the contaminants of concern in the lower 8.3 mile ROD. In the March 30, 2017 letter, the EPA stated that other parties who did not discharge dioxins, furans or polychlorinated biphenyls (which are considered the contaminants of concern posing the greatest risk to human health or the environment) may also be eligible for cash out settlement, but expects those parties' allocation to be determined through a complex settlement analysis using a third-party allocator. The EPA subsequently clarified this statement to say that such parties would be eligible to be "funding parties" for the lower 8.3 mile remedial action with each party's share of the costs determined by the EPA based on the allocation process and the remaining parties would be "work parties" for the remedial action. The Company is participating in the allocation process. The allocator selected by the EPA issued a confidential financial report on December 28, 2020, which is under review by the EPA. The Company asserts that it did not discharge dioxins, furans or polychlorinated biphenyls and should be eligible to be a "funding party" for the lower 8.3 mile remedial action. On September 30, 2016, Occidental Chemical Corporation ("OCC") entered into an agreement with the EPA to perform the remedial design for the cleanup plan for the lower 8.3 miles of the River. The remedial design is expected to be substantially completed in the fourth quarter of 2022. On June 30, 2018, OCC filed a complaint in the United States District Court for the District of New Jersey against over 100 companies, including the Company, seeking CERCLA cost recovery or contribution for past costs relating to various investigations and cleanups OCC has conducted or is conducting in connection with the River. According to the complaint, OCC has incurred or is incurring costs which include the estimated cost ($165 million) to complete the remedial design for the cleanup plan for the lower 8.3 miles of the River. OCC also seeks a declaratory judgment to hold the defendants liable for their proper shares of future response costs for OCC's ongoing activities in connection with the River. The Company and other defendants have answered the complaint and currently are engaged in discovery with OCC. On February 24, 2021, the Company and other defendants filed a third party complaint against the Passaic Valley Sewerage Commissioners and forty-two municipalities to require those entities to pay their equitable share of response costs. On October 10, 2018, the EPA issued a letter directing the CPG to prepare a streamlined feasibility study for the upper 9 miles of the River based on an iterative approach using adaptive management strategies. The CPG submitted a revised draft Interim Remedy Feasibility Study to the EPA on December 4, 2020, which identifies various targeted dredge and cap alternatives with costs that range from $420 million to $468 million (net present value). The EPA approved the Interim Remedy Feasibility Study on December 11, 2020. The EPA issued the Interim Remedy Proposed Plan on April 14, 2021, selecting an alternative that the EPA estimates will cost $441 million (net present value). The EPA is expected to issue the Interim Remedy ROD in the third or fourth quarter of 2021. At this time, the Company cannot reasonably estimate its liability related to the litigation and remediation efforts, excluding the RI/FS and remediation actions at mile 10.9, as the RI/FS is ongoing, the ultimate remedial approach and associated cost for the upper portion of the River has not yet been determined, and the parties that will participate in funding the remediation and their respective allocations are not yet known.
Per the terms of a Final Order and Judgment approved by the United States District Court for the Middle District of Florida on January 22, 1991, Emhart is responsible for a percentage of remedial costs arising out of the Kerr McGee Chemical Corporation Superfund Site located in Jacksonville, Florida. On March 15, 2017, the Company received formal notification from the EPA that the EPA had issued a ROD selecting the preferred alternative identified in the Proposed Cleanup Plan. As of April 3, 2021, the Company has reserved $23.6 million for this site.
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

S.    COMMITMENTS AND GUARANTEES

COMMITMENTS — The Company has numerous assets, predominantly real estate, vehicles and equipment, under various lease arrangements. At inception of arrangements with vendors, the Company determines whether the contract is or contains a lease based on each party’s rights and obligations under the arrangement. If the lease arrangement also contains non-lease components, the lease and non-lease elements are separately accounted for in accordance with the appropriate accounting guidance for each item. From time to time, lease arrangements allow for, and the Company executes, the purchase of the underlying leased asset. Lease arrangements may also contain renewal options or early termination options. As part of its lease liability and right-of-use asset calculation, consideration is given to the likelihood of exercising any extension or termination options. The present value of the Company’s lease liability was calculated using a weighted-average incremental borrowing rate of approximately 3.7%. The Company determined its incremental borrowing rate based on interest rates from its debt issuances and taking into consideration adjustments for collateral, lease terms and foreign currency. As a result of acquiring right-of-use assets from new leases entered into during the three months ended April 3, 2021, the Company's lease liability increased approximately $18.0 million. As of April 3, 2021, the Company recognized a lease liability of approximately $504.7 million and a right-of-use asset of approximately $494.8 million. The right-of-use asset is included within Other assets in the Condensed Consolidated Balance Sheets, while the lease liability is included within Accrued expenses and Other liabilities, as appropriate. Leases with expected durations of less than 12 months from inception (i.e. short-term leases) were excluded from the Company’s calculation of its lease liability and right-of-use asset, as permitted by ASC 842, Leases.

The Company is a party to leases for one of its major distribution centers and two of its office buildings in which the periodic rental payments vary based on interest rates (i.e. LIBOR). The leases qualify as operating leases for accounting purposes.

The following is a summary of the Company's total lease cost for the three months ended April 3, 2021 and March 28, 2020:

	Year-to-Date
(Millions of Dollars)	2021	2020
Operating lease cost	$37.8	$37.6
Short-term lease cost	5.6	6.8
Variable lease cost	1.6	2.0
Sublease income	(0.5)	(0.2)
Total lease cost	$44.5	$46.2
During the three months ended April 3, 2021 and March 28, 2020, the Company paid approximately $38.8 million and $40.6 million, respectively, relating to leases included in the measurement of its lease liability and right-of-use asset. As of April 3, 2021, the weighted-average remaining term for the Company's leases is approximately 6 years.

The following is a summary of the Company's future lease obligations on an undiscounted basis at April 3, 2021:

(Millions of Dollars)	Total	2021	2022	2023	2024	2025	Thereafter
Lease obligations	$567.7	$105.4	$111.0	$83.3	$69.5	$51.3	$147.2

GUARANTEES — The Company’s financial guarantees at April 3, 2021 are as follows:

(Millions of Dollars)	Term	Maximum Potential Payment	Carrying Amount of Liability
Guarantees on the residual values of leased assets	One to four years	$89.6	$—
Standby letters of credit	Up to three years	162.3	—
Commercial customer financing arrangements	Up to six years	63.6	6.1
Total		$315.5	$6.1
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

The Company provides various limited and full recourse guarantees to financial institutions that provide financing to U.S. and Canadian Mac Tool distributors and franchisees for their initial purchase of the inventory and trucks necessary to function as a distributor and franchisee. In addition, the Company provides limited and full recourse guarantees to financial institutions that extend credit to certain end retail customers of its U.S. Mac Tool distributors and franchisees. The gross amount guaranteed in these arrangements is $63.6 million and the $6.1 million carrying value of the guarantees issued is recorded in Other liabilities in the Condensed Consolidated Balance Sheets.

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

The changes in the carrying amount of product warranties for the three months ended April 3, 2021 and March 28, 2020 are as follows:

(Millions of Dollars)	2021	2020
Balance beginning of period	$113.8	$100.1
Warranties and guarantees issued	36.7	29.8
Warranty payments and currency	(42.0)	(34.7)
Balance end of period	$108.5	$95.2

T.    DIVESTITURES

On November 2, 2020, the Company sold its commercial electronic security businesses in five countries in Europe and emerging markets within the Security segment, which resulted in net proceeds of $60.9 million. The Company also sold a product line within Oil & Gas in the Industrial segment during the fourth quarter of 2020. As a result of these sales, the Company recognized a net pre-tax loss of $13.5 million in 2020, consisting of a $17.7 million loss on the sale of a product line within Oil & Gas partially offset by a $4.2 million gain on the sale of the commercial electronic security businesses. During the first quarter of 2021, the Company recognized a pre-tax loss of $1.0 million as a result of the finalization of the purchase price for the commercial electronic security divestiture.

These divestitures allow the Company to invest in other areas of the Company that fit into its long-term growth strategy. These disposals do not qualify as discontinued operations and are included in the Company's Consolidated Statements of Operations and Comprehensive Income (Loss) through the dates of sale in 2020. Pre-tax loss for these businesses totaled $0.4 million during the three months ended March 28, 2020.

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
BUSINESS OVERVIEW
Strategy
The Company is a diversified global industrial provider of hand tools, power tools, outdoor products and related accessories, engineered fastening systems and products, services and equipment for oil & gas and infrastructure applications, commercial electronic security and monitoring systems, healthcare solutions, and automatic doors. The Company continues to execute a growth and acquisition strategy over the long-term that involves industry, geographic and customer diversification to foster sustainable revenue, earnings and cash flow growth. The Company remains focused on delivering above-market organic growth with margin expansion by leveraging its proven and long-standing Stanley Black & Decker Operating Model (“SBD Operating Model”) which has continually evolved over the past 15 years as times have changed. At the center of the SBD Operating Model is the concept of the interrelationship between people and technology, which intersect and interact with the other key elements: Performance Resiliency, Extreme Innovation, Operations Excellence and Extraordinary Customer Experience. Each of these elements co-exists synergistically with the others in a systems-based approach. The Company will leverage the SBD Operating Model to continue making strides towards achieving its vision of delivering top-quartile financial performance, becoming known as one of the world’s leading innovators and elevating its commitment to social responsibility.

The Company’s growth and acquisition strategy is interdependent with its social responsibility strategy focused on workforce upskilling, product innovation, and environmental preservation including mitigating the impacts of climate change. These are core business issues that ensure the long-term viability of the Company, its customers, suppliers, and communities. The Company has established environmental, social and corporate governance targets embodied in its 2030 Corporate Social Responsibility (“CSR”) strategy that include upskilling 10 million makers and creators, enhancing 500 million lives through purpose driven product innovation, becoming carbon-positive, landfill-free, and reducing water use in water stressed and scarce areas. The carbon positive target includes third-party approved science-based targets to reduce absolute scope 1 and 2 greenhouse gas emissions by greater than 100% by 2030, and to reduce supply chain emissions by 35%. The Company’s CSR strategy considers all life-cycle stages including material procurement from supply chain partners, product design, manufacturing, distribution and transportation, product use, product service and end-of-life. Refer to section "Human Capital Management" in Item 1 Business of the Company’s Form 10-K for the year ended January 2, 2021 for additional information regarding the Company's commitment to upskilling its employees and improving diversity, equity and inclusion.

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

To respond to the volatile and uncertain environment, the Company implemented a comprehensive cost reduction and efficiency program, which delivered approximately $500 million of savings in 2020 and is expected to deliver net savings of approximately $125 million in 2021, primarily in the first quarter. Cost actions executed under the program included headcount reductions, furloughs, reduced employee work schedules, a voluntary retirement program, and footprint rationalizations. The Company has taken steps to make some of the cost actions permanent while certain employees were returned to full-time status. This ensures the sustainability of the cost reduction program into 2021 while providing more employment stability for the Company's remaining associates.

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

Acquisitions and Investments

On February 24, 2020, the Company acquired Consolidated Aerospace Manufacturing, LLC ("CAM"), an industry-leading manufacturer of specialty fasteners and components for the aerospace and defense markets. The acquisition further diversified the Company's presence in the industrial markets and expanded its portfolio of specialty fasteners in the aerospace and defense markets.
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

Tools & Storage

The Tools & Storage segment is comprised of the Power Tools Group ("PTG"), Hand Tools, Accessories & Storage ("HTAS"), and Outdoor Products Group ("OPG") businesses. Annual revenues in the Tools & Storage segment were $10.3 billion in 2020, representing 71% of the Company’s total revenues.

The PTG business includes both professional and consumer products. Professional products include professional grade corded and cordless electric power tools and equipment including drills, impact wrenches and drivers, grinders, saws, routers and sanders, as well as pneumatic tools and fasteners including nail guns, nails, staplers and staples, concrete and masonry anchors. Consumer products include corded and cordless electric power tools sold primarily under the BLACK+DECKER® brand, and home products such as hand-held vacuums, paint tools and cleaning appliances.

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

The OPG business primarily sells corded and cordless electric lawn and garden products, including hedge trimmers, string trimmers, lawn mowers, pressure washers and related accessories to professionals and consumers under the BLACK+DECKER®, CRAFTSMAN® and DEWALT® brand names.

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
Certain Items Impacting Earnings
Throughout MD&A, the Company has provided a discussion of its results both inclusive and exclusive of acquisition-related and other charges. The results and measures, including gross profit and segment profit, on a basis excluding these amounts are considered relevant to aid analysis and understanding of the Company’s results and business trends aside from the material impact of these items. These amounts for the first quarters of 2021 and 2020 are as follows:
First Quarter 2021
The Company reported approximately $30 million in pre-tax charges in the first quarter of 2021, which were comprised of the following:

•$5 million reducing Gross Profit pertaining to facility-related charges;
•$20 million in SG&A primarily for functional transformation initiatives;
•$2 million in Other, net primarily related to deal transaction costs;
•$1 million net loss pertaining to a previously divested business; and
•$2 million in Restructuring charges pertaining to severance and facility closures.
The tax effect on the above charges was approximately $7 million. The above acquisition-related and other items resulted in net after-tax charges of approximately $23 million, or $0.15 per diluted share.

First Quarter 2020
The Company reported approximately $62 million in pre-tax charges in the first quarter of 2020, which were comprised of the following:

•$9 million reducing Gross Profit pertaining to inventory step-up and facility-related charges;
•$30 million in SG&A primarily for Security business transformation and margin resiliency initiatives;
•$19 million in Other, net primarily related to deal transaction costs; and
•$4 million in Restructuring charges pertaining to severance and facility closures.
The tax effect on the above charges was approximately $13 million. In addition, the Company's share of MTD's net earnings included an after-tax charge of $1 million related primarily to restructuring charges.
The above acquisition-related and other charges resulted in net after-tax charges of approximately $50 million, or $0.32 per diluted share.
2021 Outlook
This outlook discussion is intended to provide broad insight into the Company's near-term earnings and cash flow generation prospects. The Company is raising and narrowing its 2021 diluted earnings per share outlook to $10.15 to $10.55, from $9.15 to $9.85, and its diluted earnings per share range, excluding charges, to $10.70 to $11.00 from $9.70 to $10.30. The Company is also reiterating free cash flow to approximate net income. The primary factors for the increased EPS guidance include stronger organic growth, incremental pricing and margin resiliency actions, which are expected to be partially offset by increased commodity inflation.

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

Net Sales: Net sales were $4.197 billion in the first three months of 2021 compared to $3.129 billion in the first three months of 2020, representing an increase of 34%, with a 31% increase in organic growth, primarily driven by a 29% increase in volume and a 2% increase in price, and favorable foreign currency impacts of 3%. Tools & Storage net sales increased 48% compared to the first three months of 2020 due to a 42% increase in volume, a 3% increase in price and favorable foreign currency impacts of 3%. Industrial net sales increased 11% compared to the first three months of 2020 primarily due to increased volume of 6%, a 3% increase related to the CAM acquisition and favorable currency impacts of 3%, partially offset by a 1% decrease from an Oil & Gas product line divestiture. Net sales in the Security segment increased 2% compared to the first three months of 2020 driven by favorable impacts from foreign currency of 4% and 1% increases from both price and acquisitions, partially offset by a 4% decline from divestitures.

Gross Profit: Gross profit was $1.564 billion, or 37.3% of net sales, in the first three months of 2021 compared to $1.023 billion, or 32.7% of net sales, in the first three months of 2020. Acquisition-related and other charges, which reduced gross profit, were $5.2 million for the three months ended April 3, 2021 and $9.1 million for the three months ended March 28, 2020. Excluding these charges, gross profit was 37.4% of net sales for the three months ended April 3, 2021, compared to 33.0% for the three months ended March 28, 2020, as volume, price, mix benefits from innovation, productivity and cost management more than offset higher operating costs related to strong Tools & Storage demand.

SG&A Expenses: SG&A, inclusive of the provision for credit losses, was $852.9 million, or 20.3% of net sales, in the first three months of 2021, compared to $748.5 million, or 23.9% of net sales, in the first three months of 2020. Within SG&A, acquisition-related and other charges totaled $20 million for the three months ended April 3, 2021 and $29.8 million for the three months ended March 28, 2020. Excluding these charges, SG&A was 19.8% of net sales for the three months ended

April 3, 2021, compared to 23.0% for the three months ended March 28, 2020, as the benefits of cost savings programs and strong operating leverage were partially offset by investments relating to the new growth initiatives across the businesses.

Distribution center costs (i.e. warehousing and fulfillment facility and associated labor costs) are classified within SG&A. This classification may differ from other companies who may report such expenses within cost of sales. Due to diversity in practice, to the extent the classification of these distribution costs differs from other companies, the Company’s gross profit may not be comparable.

Corporate Overhead: The corporate overhead element of SG&A, which is not allocated to the business segments, amounted to $75.7 million, or 1.8% of net sales, in 2021 compared to $48.9 million, or 1.6% of net sales, in 2020. Excluding acquisition-related and other charges of $11.6 million for the three months ended April 3, 2021 and $11.5 million for the three months ended March 28, 2020, the corporate overhead element of SG&A was 1.5% and 1.2%, in the first three months of 2021 and 2020, respectively. The increase in 2021 compared to 2020 was primarily due to higher employee-related costs.

Other, net: Other, net amounted to $59.0 million and $74.9 million in the first three months of 2021 and 2020, respectively. Excluding acquisition-related and other charges of $1.5 million and $18.9 million in the first three months of 2021 and 2020, respectively, Other, net totaled $57.5 million and $56.0 million, respectively, during these periods.

Loss on Sale of Business: During the first quarter of 2021, the Company reported a pre-tax loss of $1.0 million related to a previously divested business.

Interest, net: Net interest expense was $44.6 million in the first quarter of 2021 compared to $49.6 million in the first quarter of 2020. The year-over-year decrease was primarily driven by lower U.S. interest rates and lower average balances relating to the Company's commercial paper borrowings, partially offset by lower interest income due to a decline in rates.

Income Taxes: The Company recognized income tax expense of $119.5 million for the three months ended April 3, 2021, resulting in an effective tax rate of 19.8%. Excluding the impacts of the acquisition-related and other charges, the effective tax rate was 20.0% for the three months ended April 3, 2021. The Company recognized income tax expense of $12.9 million for the three months ended March 28, 2020, resulting in an effective tax rate of 8.8%. Excluding the impacts of the acquisition-related and other charges, the effective tax rate was 12.5% for the three months ended March 28, 2020. These effective tax rates differ from the U.S. statutory tax rate primarily due to tax on foreign earnings, the re-measurement of uncertain tax position reserves, and the tax benefit of equity-based compensation.

Business Segment Results
The Company’s reportable segments are aggregations of businesses that have similar products, services and end markets, among other factors. The Company utilizes segment profit, which is defined as net sales minus cost of sales and SG&A inclusive of the provision for credit losses (aside from corporate overhead expense), and segment profit as a percentage of net sales to assess the profitability of each segment. Segment profit excludes the corporate overhead expense element of SG&A, other, net (inclusive of intangible asset amortization expense), loss on sale of business, restructuring charges, interest expense, interest income, income taxes and share of net earnings or losses of equity method investment. Corporate overhead is comprised of world headquarters facility expense, cost for the executive management team and expenses pertaining to certain centralized functions that benefit the entire Company but are not directly attributable to the businesses, such as legal and corporate finance functions. Refer to Note O, Restructuring Charges, for the amount of restructuring charges attributable to each segment.
The Company's operations are classified into three reportable business segments, which also represent its operating segments: Tools & Storage, Industrial and Security.
Tools & Storage:

	Year-to-Date
(Millions of Dollars)	2021	2020
Net sales	$3,062.9	$2,070.8
Segment profit	$651.3	$234.8
% of Net sales	21.3%	11.3%

Tools & Storage net sales increased $992.1 million, or 48%, in the first three months of 2021 compared to the first three months of 2020. Sales volume increased by 42%, while price and foreign currency each increased sales by 3%. All regions saw extraordinary organic growth and share gain with organic growth in North America, Europe and emerging markets of 41%, 47% and 67%, respectively, and benefited from industry leading innovation and strong professional demand, coupled with secular shifts related to the consumer reconnection with the home and garden, outdoor product electrification and eCommerce. North America growth was driven by a robust performance in retail and a surge in the commercial and industrial channels. Exceptionally strong point-of-sale demand in U.S. retail continued during the first quarter and retailer inventory ended relatively in line with fourth quarter 2020 levels. Europe delivered growth in all regions with strong performance in retail brick and mortar and eCommerce channels. Emerging market growth was driven by construction-related demand with all major markets contributing.

Segment profit for the first three months of 2021 was $651.3 million, or 21.3% of net sales, compared to $234.8 million, or 11.3% of net sales, in the first three months of 2020. Excluding acquisition-related and other charges of $4.2 million and $3.1 million for the three months ended April 3, 2021 and March 28, 2020, respectively, segment profit was 21.4% of net sales in the first three months of 2021 and 11.5% in the first three months of 2020, as volume, price, productivity and cost control were partially offset by higher costs in the supply chain to serve increased demand and new growth investments.
Industrial:

	Year-to-Date
(Millions of Dollars)	2021	2020
Net sales	$657.7	$590.7
Segment profit	$101.2	$67.8
% of Net sales	15.4%	11.5%

Industrial net sales increased $67.0 million, or 11%, in the first three months of 2021 compared to the first three months of 2020, as increases of 6% from volume and 3% from both the CAM acquisition and foreign currency were partially offset by a decrease of 1% from an Oil & Gas product line divestiture. Engineered Fastening organic growth was up 9% as double-digit automotive and general industrial growth driven by market rebounds were partially offset by lower volume in aerospace. Infrastructure organic revenues were down 2% as 16% growth in Attachment Tools was offset by significantly reduced pipeline activity in Oil & Gas.
Industrial segment profit for the first three months of 2021 totaled $101.2 million, or 15.4% of net sales, compared to $67.8 million, or 11.5% of net sales, in the corresponding 2020 period. Excluding acquisition-related and other charges of $3.6 million and $10.4 million for the three months ended April 3, 2021 and March 28, 2020, respectively, segment profit amounted to 15.9% of net sales in the first three months of 2021 compared to 13.2% in the first three months of 2020 as the benefits from volume, productivity and cost reductions were partially offset by growth investments.
Security:

	Year-to-Date
(Millions of Dollars)	2021	2020
Net sales	$476.5	$467.9
Segment profit	$34.6	$20.9
% of Net sales	7.3%	4.5%

Security net sales increased $8.6 million, or 2%, in the first three months of 2021 compared to the first three months of 2020, as an increase of 4% from favorable currency and 1% from both price and acquisitions was partially offset by a 4% decline from divestitures. North America was flat organically as growth from health and safety offerings within automatic doors and healthcare was offset by lower installations within commercial electronic security as its field organization continued to experience productivity challenges due to slow customer re-openings. Europe was up 4% organically as new data-driven product solutions supported growth in France and the Nordics. The executable backlog is at record highs which will enable accelerated organic growth for the remainder of 2021.
Security segment profit for the first three months of 2021 was $34.6 million, or 7.3% of net sales, compared to $20.9 million, or 4.5% of net sales, in the corresponding 2020 period. Excluding acquisition-related and other charges of $5.8 million and $13.9 million for the three months ended April 3, 2021 and March 28, 2020, respectively, segment profit amounted to 8.5% of net sales in the first three months of 2021 compared to 7.4% in the first three months of 2020, as price and cost control were partially offset by the impact from growth investments.

RESTRUCTURING ACTIVITIES
A summary of the restructuring reserve activity from January 2, 2021 to April 3, 2021 is as follows:

(Millions of Dollars)	January 2, 2021	Net Additions	Usage	Currency	April 3, 2021
Severance and related costs	$87.5	$(1.1)	$(24.0)	$1.7	$64.1
Facility closures and asset impairments	2.7	3.4	(2.1)	—	4.0
Total	$90.2	$2.3	$(26.1)	$1.7	$68.1
For the three months ended April 3, 2021, the Company recognized net restructuring charges of $2.3 million, primarily related to severance and facility-related costs. The Company expects to achieve annual net cost savings of approximately $10 million by the end of 2022 related to the restructuring costs incurred during the three months ended April 3, 2021. The majority of the $68.1 million of reserves remaining as of April 3, 2021 is expected to be utilized within the next 12 months.

Segments: The $2 million of net restructuring charges for the three months ended April 3, 2021 includes: $2 million pertaining to the Tools & Storage segment; $1 million of net reversals pertaining to the Industrial segment; and $1 million pertaining to the Security segment.

FINANCIAL CONDITION

Liquidity, Sources and Uses of Capital: The Company’s primary sources of liquidity are cash flows generated from operations and available lines of credit under various credit facilities.

Operating Activities: Cash flows used in operations were $157.8 million in the first quarter of 2021 compared to $405.2 million in the corresponding period of 2020. The year-over-year change was mainly attributable to increased earnings, partially offset by higher inventory purchases to support strong demand in the Tools and Storage segment.

Free Cash Flow: Free cash flow, in line with normal seasonality, was an outflow of $246.1 million in the first quarter of 2021 compared to $488.1 million in the corresponding period of 2020. Management considers free cash flow an important indicator of its liquidity, as well as its ability to fund future growth and provide dividends to shareowners, and is useful information for investors. Free cash flow does not include deductions for mandatory debt service, other borrowing activity, discretionary dividends on the Company’s common and preferred stock and business acquisitions, among other items.

	Year-to-Date
(Millions of Dollars)	2021	2020
Net cash used in operating activities	$(157.8)	$(405.2)
Less: capital and software expenditures	(88.3)	(82.9)
Free cash flow	$(246.1)	$(488.1)
Investing Activities: Cash flows used in investing activities totaled $147.9 million in the first quarter of 2021 primarily due to capital and software expenditures of $88.3 million and net investment hedge settlements of $52.6 million. Cash flows used in investing activities totaled $1.364 billion in the first three months of 2020, primarily due to the CAM acquisition of $1.302 billion, net of cash acquired, and capital and software expenditures of $82.9 million.

Financing Activities: Cash flows used in financing activities totaled $95.0 million in the first quarter of 2021 primarily driven by cash dividend payments on common stock of $110.1 million, partially offset by proceeds from issuances of common stock of $64.1 million. Cash flows provided by financing activities totaled $2.475 billion in the first three months of 2020 primarily driven by net proceeds from debt issuances of $1.486 billion and net short-term borrowings under the Company's commercial paper program of $1.352 billion, partially offset by the Craftsman deferred purchase price payment of $250.0 million and cash dividend payments of $105.6 million.

Credit Ratings & Liquidity:
The Company maintains strong investment grade credit ratings from the major U.S. rating agencies on its senior unsecured debt (S&P A, Fitch A-, Moody's Baa1), and its commercial paper program (S&P A-1, Fitch F1, Moody's P-2). There were no changes to any of the Company's credit ratings during the first quarter of 2021, however as of April 2021, Fitch has revised their outlook to 'stable' from 'negative' as a result of the Company's strong performance during the COVID-19 pandemic. Failure to maintain strong investment grade credit rating levels could adversely affect the Company’s cost of funds, liquidity and access to capital markets, but would not have an adverse effect on the Company’s ability to access its existing committed credit facilities.

Cash and cash equivalents totaled $949 million as of April 3, 2021, comprised of $745 million in the U.S. and $204 million in foreign jurisdictions. As of January 2, 2021, cash and cash equivalents totaled $1.381 billion, comprised of $1.119 billion in the U.S. and $262 million in foreign jurisdictions.

As a result of the Tax Cuts and Jobs Act (the “Act”), the Company's tax liability related to the one-time transition tax associated with unremitted foreign earnings and profits totaled $325 million at April 3, 2021. The Act permits a U.S. company to elect to pay the net tax liability interest-free over a period of up to eight years. The Company has considered the implications of paying the required one-time transition tax and believes it will not have a material impact on its liquidity.

The Company has a $3.0 billion commercial paper program which includes Euro denominated borrowings in addition to U.S. Dollars. As of April 3, 2021 and January 2, 2021, the Company had no borrowings outstanding.

The Company has a five-year $2.0 billion committed credit facility (the “5-Year Credit Agreement”). Borrowings under the 5-Year Credit Agreement may be made in U.S. Dollars, Euros or Pounds Sterling. A sub-limit amount of $653.3 million is designated for swing line advances which may be drawn in Euros pursuant to the terms of the 5-Year Credit Agreement.

Borrowings bear interest at a floating rate plus an applicable margin dependent upon the denomination of the borrowing and specific terms of the 5-Year Credit Agreement. The Company must repay all advances under the 5-Year Credit Agreement by the earlier of September 12, 2023 or upon termination. The 5-Year Credit Agreement is designated to be a liquidity back-stop for the Company's $3.0 billion U.S. Dollar and Euro commercial paper program. As of April 3, 2021, and January 2, 2021, the Company had not drawn on its five-year committed credit facility.

The Company has a 364-Day $1.0 billion committed credit facility (the "364-Day Credit Agreement"). Borrowings under the 364-Day Credit Agreement may be made in U.S. Dollars or Euros and bear interest at a floating rate plus an applicable margin dependent upon the denomination of the borrowing and pursuant to the terms of the 364-Day Credit Agreement. The Company must repay all advances under the 364-Day Credit Agreement by the earlier of September 8, 2021 or upon termination. The Company may, however, convert all advances outstanding upon termination into a term loan that shall be repaid in full no later than the first anniversary of the termination date provided that the Company, among other things, pays a fee to the administrative agent for the account of each lender. The 364-Day Credit Agreement serves as part of the liquidity back-stop for the Company’s $3.0 billion U.S. Dollar and Euro commercial paper program previously discussed. As of April 3, 2021, and January 2, 2021, the Company had not drawn on its 364-Day committed credit facility.

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

In November 2019, the Company issued 7,500,000 Equity Units with a total notional value of $750 million ("2019 Equity Units"). Each unit has a stated amount of $100 and initially consisted of a three-year forward stock purchase contract ("2022 Purchase Contracts") for the purchase of a variable number of shares of common stock, on November 15, 2022, for a price of $100, and a 10% beneficial ownership interest in one share of 0% Series D Cumulative Perpetual Convertible Preferred Stock, without par, with a liquidation preference of $1,000 per share ("Series D Preferred Stock"). The Company received approximately $735 million in cash proceeds from the 2019 Equity Units, net of offering expenses and underwriting costs and commissions, and issued 750,000 shares of Series D Preferred Stock, recording $750 million in preferred stock. The proceeds were used, together with cash on hand, to redeem the 2052 Junior Subordinated Debentures in December 2019. The Company also used $19 million of the proceeds to enter into capped call transactions utilized to hedge potential economic dilution. On and after November 15, 2022, the Series D Preferred Stock may be converted into common stock at the option of the holder. At the election of the Company, upon conversion, the Company may deliver cash, common stock, or a combination thereof. On or after December 22, 2022, the Company may elect to redeem for cash, all or any portion of the outstanding shares of the Series D Preferred Stock at a redemption price equal to 100% of the liquidation preference, plus any accumulated and unpaid dividends. If the Company calls the Series D Preferred Stock for redemption, holders may convert their shares immediately preceding the redemption date. Upon settlement of the 2022 Purchase Contracts, the Company will receive additional cash proceeds of $750 million. The Company pays the holders of the 2022 Purchase Contracts quarterly contract adjustment payments, which commenced February 15, 2020. As of April 3, 2021, the present value of the contract adjustment payments was approximately $67 million.

In March 2018, the Company purchased from a financial institution “at-the-money” capped call options with an approximate term of three years, on 3.2 million shares of its common stock (subject to customary anti-dilution adjustments) for an aggregate premium of $57 million. In February 2020, the Company net-share settled 0.6 million of the 3.2 million capped call options on its common stock and received 61,767 shares using an average reference price of $162.26 per common share. On June 9, 2020, the Company amended the 2018 capped call options to align with and offset the potential economic dilution associated with the common shares issuable upon conversion of the remarketed Series C Preferred Stock, as further discussed below. Subsequent to the amendment, the capped call options had an initial lower strike price of $148.34 and an upper strike price of $165.00, which was approximately 30% higher than the closing price of the Company's common stock on June 9, 2020. As of April 3, 2021, due to the customary anti-dilution provisions, the lower and upper strike prices were $148.04 and $164.67, respectively. The aggregate fair value of the options at April 3, 2021 was $71 million. In April 2021, the Company net-share settled 2.0 million of its remaining capped call options on its common stock and received 157,633 shares using an average reference price of $206.03 per common share.

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

In May 2020, the Company successfully remarketed the Series C Preferred Stock. The remarketing generated cash proceeds of $750 million which were applied to settle the holders' stock purchase contract obligations, resulting in the Company issuing 5,463,750 common shares. Holders of the remarketed Series C Preferred Stock are entitled to receive cumulative dividends, if declared by the Board of Directors, at an initial fixed rate equal to 5.0% per annum of the $1,000 per share liquidation preference (equivalent to $50.00 per annum per share). In connection with the remarketing, the conversion rate was reset to 6.7352 shares of the Company's common stock, which was equivalent to a conversion price of approximately $148.47 per share. As of April 3, 2021, due to customary anti-dilution provisions, the conversion rate was 6.7548, equivalent to a conversion price of approximately $148.04 per share of common stock. On and after May 15, 2020, the Series C Preferred Stock may be converted into common stock at the option of the holder. At the election of the Company, upon conversion, the Company may deliver cash, common stock, or a combination thereof. The Company does not have the right to redeem the Series C Preferred Stock prior to May 15, 2021. At the election of the Company, on or after May 15, 2021, the Company may redeem for cash, all or any portion of the outstanding shares of the Series C Preferred Stock at a redemption price equal to 100% of the liquidation preference, plus any accumulated and unpaid dividends. If the Company calls the Series C Preferred Stock for redemption, holders may convert their shares immediately preceding the redemption date. On April 28, 2021, the Company informed holders that it will redeem all outstanding shares of the Series C Preferred Stock on June 3, 2021 (the “Redemption Date”) at $1,002.50 per share in cash (the “Redemption Price”), which is equal to 100% of the liquidation preference of a share of Series C Preferred Stock, plus accumulated and unpaid dividends to, but excluding, the Redemption Date. If a holder elects to convert its shares of Series C Preferred Stock prior to the Redemption Date, the Company has elected a combination settlement with a specified cash amount of $1,000 per share.

In March 2015, the Company entered into a forward share purchase contract with a financial institution counterparty for 3,645,510 shares of common stock. The contract obligates the Company to pay $350.0 million, plus an additional amount related to the forward component of the contract, by April 2022, or earlier at the Company's option.

Refer to Note H, Long-Term Debt and Financing Arrangements, and Note J, Equity Arrangements, for further discussion of the Company's financing arrangements.

OTHER MATTERS
Critical Accounting Estimates: There have been no significant changes in the Company’s critical accounting estimates during the first quarter of 2021.
Refer to the “Other Matters” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Form 10-K for the year ended January 2, 2021 for a discussion of the Company’s critical accounting estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no significant change in the Company’s exposure to market risk during the first quarter of 2021. Refer to the Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Form 10-K for the year ended January 2, 2021 for further discussion.

ITEM 4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and its President and Chief Financial Officer, the Company has, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined under Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer and its President and Chief Financial Officer have concluded that, as of April 3, 2021, the Company’s disclosure controls and procedures are effective. There has been no change in the Company’s internal control over financial reporting that occurred during the first quarter of 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors as disclosed in the Company’s Form 10-K for the year ended January 2, 2021 filed with the Securities and Exchange Commission on February 18, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
The following table provides information about the Company’s purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the three months ended April 3, 2021:

2021	Total Number Of Shares Purchased (a)	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of A Publicly Announced Plan Or Program	Maximum Number Of Shares That May Yet Be Purchased Under The Program (b)
January 3 - February 6	642	$178.02	—	11,450,000
February 7 - March 6	21,431	171.75	—	11,450,000
March 7 - April 3	57,679	191.72	—	11,450,000
Total	79,752	$186.25	—	11,450,000
(a)The shares of common stock in this column were deemed surrendered to the Company by participants in various benefit plans of the Company to satisfy the participants’ taxes related to vesting or delivery of time-vesting restricted share units under those plans.
(b)On July 20, 2017, the Board of Directors approved a repurchase program for up to 15.0 million shares of the Company’s common stock. As of April 3, 2021, the remaining authorized shares available for repurchase under this program is approximately 11.5 million shares. On April 23, 2021, the Board of Directors approved a new repurchase program of up 20.0 million shares of the Company's common stock and terminated the previously approved repurchase program. The repurchase program does not have an expiration date. The currently authorized shares available for repurchase do not include approximately 3.6 million shares reserved and authorized for purchase under the Company’s previously approved repurchase program relating to a forward share purchase contract entered into in March 2015. Refer to Note J, Equity Arrangements, of the Notes to (Unaudited) Condensed Consolidated Financial Statements in Part I, Item 1 for further discussion.

ITEM 6. EXHIBITS

(11)	Statement re-computation of per share earnings (the information required to be presented in this exhibit appears in Note C to the Company’s (Unaudited) Condensed Consolidated Financial Statements set forth in this Quarterly Report on Form 10-Q).

(31)(i)(a)	Certification by Chief Executive Officer pursuant to Rule 13a-14(a).

(i)(b)	Certification by President and Chief Financial Officer pursuant to Rule 13a-14(a).

(32)(i)	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(ii)	Certification by President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	The following materials from Stanley Black & Decker Inc.'s Quarterly Report on Form 10-Q for the quarter ended April 3, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended April 3, 2021 and March 28, 2020; (ii) Condensed Consolidated Balance Sheets at April 3, 2021 and January 2, 2021; (iii) Condensed Consolidated Statements of Cash Flows for the three months ended April 3, 2021 and March 28, 2020; (iv) Consolidated Statements of Changes in Shareowners' Equity for the three months ended April 3, 2021 and March 28, 2020; and (v) Notes to (Unaudited) Condensed Consolidated Financial Statements**.

(104)	The cover page of Stanley Black & Decker Inc.'s Quarterly Report on Form 10-Q for the quarter ended April 3, 2021, formatted in iXBRL (included within Exhibit 101 attachments).

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANLEY BLACK & DECKER, INC.

Date:	April 28, 2021	By:	/s/ DONALD ALLAN, JR.
Donald Allan, Jr.
President and Chief Financial Officer