Form 10-Q
period 2021-07-03
STANLEY BLACK & DECKER, INC.
filed 2021-07-27
CIK 93556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2021
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
162,962,070 shares of the registrant’s common stock were outstanding as of July 22, 2021.

PART I — FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
THREE AND SIX MONTHS ENDED JULY 3, 2021 AND JUNE 27, 2020
(Unaudited, Millions of Dollars, Except Share and Per Share Amounts)

	Second Quarter		Year-to-Date
	2021	2020	2021	2020
Net Sales	$4,300.9	$3,147.4	$8,498.0	$6,276.8
Costs and Expenses
Cost of sales	$2,757.3	$2,134.7	$5,390.1	$4,241.0
Selling, general and administrative	902.5	713.0	1,749.9	1,450.8
Provision for credit losses	(0.9)	19.0	4.6	29.7
Other, net	53.8	86.9	112.8	161.8
Loss on sales of businesses	2.6	—	3.6	—
Restructuring charges	14.0	27.9	16.3	31.8
Interest expense	46.5	57.3	94.0	117.0
Interest income	(2.7)	(2.5)	(5.6)	(12.6)
	$3,773.1	$3,036.3	$7,365.7	$6,019.5
Earnings before income taxes and equity interest	527.8	111.1	1,132.3	257.3
Income taxes	73.7	(117.3)	193.2	(104.4)
Net earnings before equity interest	$454.1	$228.4	$939.1	$361.7
Share of net earnings of equity method investment	4.4	10.3	6.2	10.1
Net earnings	$458.5	$238.7	$945.3	$371.8
Less: Net (losses) earnings attributable to non-controlling interests	(1.0)	0.3	(1.6)	0.2
Net earnings attributable to Stanley Black & Decker, Inc.	$459.5	$238.4	$946.9	$371.6
Less: Preferred stock dividends	4.8	4.7	14.2	4.7
Net Earnings Attributable to Common Shareowners	$454.7	$233.7	$932.7	$366.9
Total Comprehensive Income Attributable to Common Shareowners	$479.1	$336.5	$859.4	$210.9
Earnings per share of common stock:
Basic	$2.87	$1.52	$5.90	$2.41
Diluted	$2.81	$1.52	$5.80	$2.39
Dividends per share of common stock	$0.70	$0.69	$1.40	$1.38
Weighted-average shares outstanding (in thousands):
Basic	158,644	153,330	158,081	152,011
Diluted	161,571	154,154	160,861	153,290
See Notes to Unaudited Condensed Consolidated Financial Statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JULY 3, 2021 AND JANUARY 2, 2021
(Unaudited, Millions of Dollars, Except Share and Per Share Amounts)

	July 3, 2021	January 2, 2021
ASSETS
Current Assets
Cash and cash equivalents	$440.4	$1,381.0
Accounts and notes receivable, net	1,994.7	1,512.2
Inventories, net	3,679.5	2,737.4
Prepaid expenses	408.4	370.7
Other current assets	32.7	34.7
Total Current Assets	6,555.7	6,036.0
Property, plant and equipment, net	2,038.4	2,053.8
Goodwill	9,989.3	10,038.1
Intangibles, net	3,945.4	4,055.4
Other assets	1,434.1	1,383.0
Total Assets	$23,962.9	$23,566.3
LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities
Short-term borrowings	$2.6	$1.5
Accounts payable	2,998.7	2,446.4
Accrued expenses	2,401.2	2,110.4
Total Current Liabilities	5,402.5	4,558.3
Long-term debt	4,246.2	4,245.4
Deferred taxes	550.6	568.0
Post-retirement benefits	600.5	642.6
Other liabilities	2,077.1	2,485.6
Commitments and Contingencies (Notes R and S)
Shareowners’ Equity
Stanley Black & Decker, Inc. Shareowners’ Equity
Preferred stock, without par value: Authorized 10,000,000 shares in 2021 and 2020 Issued and outstanding 750,000 shares in 2021 and 1,500,000 shares in 2020	750.0	1,500.0
Common stock, par value $2.50 per share: Authorized 300,000,000 shares in 2021 and 2020 Issued 176,902,738 shares in 2021 and 2020	442.3	442.3
Retained earnings	8,258.6	7,547.6
Additional paid in capital	4,816.6	4,832.7
Accumulated other comprehensive loss	(1,787.0)	(1,713.7)
	12,480.5	12,608.9
Less: cost of common stock in treasury	(1,396.5)	(1,549.3)
Stanley Black & Decker, Inc. Shareowners’ Equity	11,084.0	11,059.6
Non-controlling interests	2.0	6.8
Total Shareowners’ Equity	11,086.0	11,066.4
Total Liabilities and Shareowners’ Equity	$23,962.9	$23,566.3
See Notes to Unaudited Condensed Consolidated Financial Statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE AND SIX MONTHS ENDED JULY 3, 2021 AND JUNE 27, 2020
(Unaudited, Millions of Dollars)

	Second Quarter		Year-to-Date
	2021	2020	2021	2020
OPERATING ACTIVITIES
Net earnings	$458.5	$238.7	$945.3	$371.8
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation and amortization of property, plant and equipment	91.9	94.2	185.4	187.0
Amortization of intangibles	50.5	50.5	101.0	98.8
Loss on sales of businesses	2.6	—	3.6	—
Share of net earnings of equity method investment	(4.4)	(10.3)	(6.2)	(10.1)
Changes in working capital	(196.4)	(206.4)	(916.8)	(719.1)
Changes in other assets and liabilities	41.7	161.5	(25.7)	(5.4)
Cash provided by (used in) operating activities	444.4	328.2	286.6	(77.0)
INVESTING ACTIVITIES
Capital and software expenditures	(105.1)	(64.5)	(193.4)	(147.4)
Business acquisitions, net of cash acquired	(1.3)	0.4	(1.5)	(1,302.0)
Purchases of investments	(4.0)	(7.1)	(11.0)	(13.6)
Net investment hedge settlements	—	16.6	(52.6)	41.0
Other	1.6	(2.2)	1.8	1.5
Cash used in investing activities	(108.8)	(56.8)	(256.7)	(1,420.5)
FINANCING ACTIVITIES
Proceeds from debt issuances, net of fees	—	(3.8)	—	1,482.6
Stock purchase contract fees	(9.8)	(20.0)	(19.6)	(40.1)
Net short-term borrowings (repayments)	1.8	(980.8)	1.1	371.1
Proceeds from issuances of common stock	36.3	756.7	100.4	801.3
Purchases of common stock for treasury	(2.4)	(0.3)	(17.3)	(9.3)
Redemption and conversion of preferred stock	(750.0)	—	(750.0)	—
Craftsman deferred purchase price	—	—	—	(250.0)
Craftsman contingent consideration	(6.9)	(33.0)	(13.9)	(33.0)
Termination of interest rate swaps	—	—	—	(20.5)
Cash dividends on common stock	(111.6)	(105.8)	(221.7)	(211.4)
Cash dividends on preferred stock	(9.5)	—	(18.9)	—
Other	(1.2)	(4.5)	(8.4)	(7.0)
Cash (used in) provided by financing activities	(853.3)	(391.5)	(948.3)	2,083.7
Effect of exchange rate changes on cash, cash equivalents and restricted cash	8.5	(1.6)	(30.4)	(24.2)
Change in cash, cash equivalents and restricted cash	(509.2)	(121.7)	(948.8)	562.0
Cash, cash equivalents and restricted cash, beginning of period	958.7	998.3	1,398.3	314.6
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$449.5	$876.6	$449.5	$876.6

The following table provides a reconciliation of the cash, cash equivalents and restricted cash balances as of July 3, 2021 and January 2, 2021, as shown above:

	July 3, 2021	January 2, 2021
Cash and cash equivalents	$440.4	$1,381.0
Restricted cash included in Other current assets	9.1	17.3
Cash, cash equivalents and restricted cash	$449.5	$1,398.3
See Notes to Unaudited Condensed Consolidated Financial Statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY
THREE AND SIX MONTHS ENDED JULY 3, 2021 AND JUNE 27, 2020
(Unaudited, Millions of Dollars, Except Share and Per Share Amounts)

	Preferred Stock	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non- Controlling Interests	Shareowners’ Equity
Balance January 2, 2021	$1,500.0	$442.3	$4,832.7	$7,547.6	$(1,713.7)	$(1,549.3)	$6.8	$11,066.4
Net earnings (loss)	—	—	—	487.4	—	—	(0.6)	486.8
Other comprehensive loss	—	—	—	—	(97.7)	—	—	(97.7)
Cash dividends declared — $0.70 per common share	—	—	—	(110.1)	—	—	—	(110.1)
Cash dividends declared —$50.00 per annum per preferred share	—	—	—	(9.4)	—	—	—	(9.4)
Issuance of common stock (848,275 shares)	—	—	(12.7)	—	—	76.8	—	64.1
Repurchase of common stock (80,310 shares)	—	—	—	—	—	(14.9)	—	(14.9)
Non-controlling interest buyout	—	—	(2.8)	—	—	—	(3.2)	(6.0)
Stock-based compensation related	—	—	25.6	—	—	—	—	25.6
Balance April 3, 2021	$1,500.0	$442.3	$4,842.8	$7,915.5	$(1,811.4)	$(1,487.4)	$3.0	$11,404.8
Net earnings (loss)	—	—	—	459.5	—	—	(1.0)	458.5
Other comprehensive income	—	—	—	—	24.4	—	—	24.4
Cash dividends declared — $0.70 per common share	—	—	—	(111.6)	—	—	—	(111.6)
Cash dividends declared — $50.00 per annum per preferred share	—	—	—	(4.8)	—	—	—	(4.8)
Issuance of common stock (305,153 shares)	—	—	8.1	—	—	28.2	—	36.3
Repurchase of common stock (355,751 shares)	—	—	72.2	—	—	(74.6)	—	(2.4)
Redemption and conversion of preferred stock (1,469,055 shares)	(750.0)	—	(137.3)	—	—	137.3	—	(750.0)
Stock-based compensation related	—	—	30.8	—	—	—	—	30.8
Balance July 3, 2021	$750.0	$442.3	$4,816.6	$8,258.6	$(1,787.0)	$(1,396.5)	$2.0	$11,086.0

	Preferred Stock	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	ESOP	Treasury Stock	Non- Controlling Interests	Shareowners’ Equity
Balance December 28, 2019	$1,500.0	$442.3	$4,492.9	$6,772.8	$(1,884.6)	$(2.3)	$(2,184.8)	$5.9	$9,142.2
Net earnings (loss)	—	—	—	133.2	—	—	—	(0.1)	133.1
Other comprehensive loss	—	—	—	—	(258.8)	—	—	—	(258.8)
Cash dividends declared — $0.69 per common share	—	—	—	(105.6)	—	—	—	—	(105.6)
Issuance of common stock (744,339 shares)	—	—	(20.5)	—	—	—	65.1	—	44.6
Repurchase of common stock (125,294 shares)	—	—	10.0	—	—	—	(19.0)	—	(9.0)
Preferred stock issuance costs	—	—	(1.2)	—	—	—	—	—	(1.2)
Stock-based compensation related	—	—	15.4	—	—	—	—	—	15.4
ESOP	—	—	—	—	—	2.3	—	—	2.3
Adoption of ASU 2016-13	—	—	—	(3.8)	—	—	—	—	(3.8)
Balance March 28, 2020	$1,500.0	$442.3	$4,496.6	$6,796.6	$(2,143.4)	$—	$(2,138.7)	$5.8	$8,959.2
Net earnings	—	—	—	238.4	—	—	—	0.3	238.7
Other comprehensive income	—	—	—	—	102.8	—	—	—	102.8
Cash dividends declared — $0.69 per common share	—	—	—	(105.8)	—	—	—	—	(105.8)
Cash dividends declared — $50.00 per annum per preferred share	—	—	—	(4.7)	—	—	—	—	(4.7)
Issuance of common stock (5,538,106 shares)	—	—	257.6	—	—	—	499.1	—	756.7
Repurchase of common stock (4,227 shares)	—	—	—	—	—	—	(0.3)	—	(0.3)
Preferred stock issuance costs	—	—	(2.2)	—	—	—	—	—	(2.2)
Stock-based compensation related	—	—	21.2	—	—	—	—	—	21.2
Balance June 27, 2020	$1,500.0	$442.3	$4,773.2	$6,924.5	$(2,040.6)	$—	$(1,639.9)	$6.1	$9,965.6
See Notes to Unaudited Condensed Consolidated Financial Statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 3, 2021

A.    SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (hereinafter referred to as “generally accepted accounting principles”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations for the interim periods have been included and are of a normal, recurring nature. Operating results for the three and six months ended July 3, 2021 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes included in Stanley Black & Decker, Inc.’s (the “Company”) Form 10-K for the year ended January 2, 2021, and subsequent related filings with the Securities and Exchange Commission ("SEC").

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

RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED — In May 2021, the FASB issued ASU 2021-04, Earnings per share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging – Contracts in Equity (Subtopic 815-40). The new standard clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The ASU is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.
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

C.    EARNINGS PER SHARE
The following table reconciles net earnings attributable to common shareowners and the weighted-average shares outstanding used to calculate basic and diluted earnings per share for the three and six months ended July 3, 2021 and June 27, 2020:

	Second Quarter		Year-to-Date
	2021	2020	2021	2020
Numerator (in millions):
Net Earnings Attributable to Common Shareowners	$454.7	$233.7	$932.7	$366.9

Denominator (in thousands):
Basic weighted-average shares outstanding	158,644	153,330	158,081	152,011
Dilutive effect of stock contracts and awards	2,927	824	2,780	1,279
Diluted weighted-average shares outstanding	161,571	154,154	160,861	153,290
Earnings per share of common stock:
Basic	$2.87	$1.52	$5.90	$2.41
Diluted	$2.81	$1.52	$5.80	$2.39
The following weighted-average stock options were not included in the computation of weighted-average diluted shares outstanding because the effect would be anti-dilutive (in thousands):

	Second Quarter		Year-to-Date
	2021	2020	2021	2020
Number of stock options	706	3,837	901	3,390
In November 2019, the Company issued 7,500,000 Equity Units with a total notional value of $750.0 million. Each unit initially consists of 750,000 shares of convertible preferred stock ("Series D Preferred Stock") and forward stock purchase contracts. On and after November 15, 2022, the Series D Preferred Stock may be converted into common stock at the option of the holder. At the election of the Company, upon conversion, the Company may deliver cash, common stock, or a combination thereof. The conversion rate was initially 5.2263 shares of common stock per one share of Series D Preferred Stock, which was equivalent to an initial conversion price of approximately $191.34 per share of common stock. As of July 3, 2021, due to customary anti-dilution provisions, the conversion rate was 5.2274, equivalent to a conversion price of approximately $191.30 per share of common stock. The Series D Preferred Stock is excluded from the denominator of the diluted earnings per share calculation on the basis that the convertible preferred stock will be settled in cash except to the extent that the conversion value of the convertible preferred stock exceeds its liquidation preference. Therefore, before any redemption or conversion, the common shares that would be required to settle the applicable conversion value in excess of the liquidation preference, if the Company elects to settle such excess in common shares, are included in the denominator of diluted earnings per share in periods in which they are dilutive. The shares related to the Series D Preferred Stock were anti-dilutive during January and February of 2021 and during the first six months of 2020.
In May 2017, the Company issued 7,500,000 Equity Units with a total notional value of $750.0 million. Each unit initially consisted of 750,000 shares of convertible preferred stock ("Series C Preferred Stock") and forward stock purchase contracts. In May 2020, the Company successfully remarketed the Series C Preferred Stock, as described more fully in Note J, Equity Arrangements. The remarketing generated cash proceeds of $750.0 million which were applied to settle the holders' stock purchase contract obligations, resulting in the Company issuing 5,463,750 common shares. Holders of the remarketed Series C Preferred Stock were entitled to receive cumulative dividends, if declared by the Board of Directors, at an initial fixed rate equal to 5.0% per annum of the $1,000 per share liquidation preference (equivalent to $50.00 per annum per share). In addition, holders had the option to convert the Series C Preferred Stock into common stock. In connection with the remarketing described above, the conversion rate was reset to 6.7352 shares of the Company's common stock per one share of Series C Preferred Stock, which was equivalent to a conversion price of approximately $148.47 per share of common stock.
On April 28, 2021, the Company informed holders that it would redeem all outstanding shares of the Series C Preferred Stock on June 3, 2021 (the “Redemption Date”) at $1,002.50 per share in cash (the “Redemption Price”), which was equal to 100% of the liquidation preference of a share of Series C Preferred Stock, plus accumulated and unpaid dividends to, but excluding, the Redemption Date. If a holder elected to convert its shares of Series C Preferred Stock prior to the Redemption Date, the Company elected a combination settlement with a specified cash amount of $1,000 per share. In June 2021, the Company redeemed the Series C Preferred Stock and settled all conversions, paying $750 million in cash and issuing 1,469,055 common shares. The conversion rate used was 6.7548 (equivalent to a conversion price set at $148.04 per common share). Prior to the Redemption Date, the Series C Preferred Stock was excluded from the denominator of the diluted earnings per share calculation on the basis that the convertible preferred stock would be settled in cash except to the extent that the conversion value of the convertible preferred stock exceeded its liquidation preference. Therefore, the common shares that would be required to settle the applicable conversion value in excess of the liquidation preference were included in the denominator of diluted earnings per share in periods in which they were dilutive. The shares related to the Series C Preferred Stock were anti-dilutive during certain months in 2020.
Refer to Note J, Equity Arrangements, for further discussion of the above transactions.

D.    ACCOUNTS AND NOTES RECEIVABLE, NET

(Millions of Dollars)	July 3, 2021	January 2, 2021
Trade accounts receivable	$1,790.1	$1,345.7
Trade notes receivable	160.2	156.1
Other accounts receivable	185.6	151.5
Gross accounts and notes receivable	$2,135.9	$1,653.3
Allowance for credit losses	(141.2)	(141.1)
Accounts and notes receivable, net	$1,994.7	$1,512.2
Long-term receivables, net	$142.7	$139.9
Trade receivables are dispersed among a large number of retailers, distributors and industrial accounts in many countries. Adequate reserves have been established to cover expected credit losses. Long-term receivables, net, of $142.7 million and $139.9 million at July 3, 2021 and January 2, 2021, respectively, are reported within Other assets in the Condensed Consolidated Balance Sheets. The Company's financing receivables are predominantly related to certain security equipment sales-type leases with commercial businesses. As of July 3, 2021, the current portion of financing receivables within Trade notes receivable approximated $76.4 million. Generally, the Company retains legal title to any equipment under lease and holds the right to repossess such equipment in an event of default. All financing receivables are interest-bearing and the Company has not classified any financing receivables as held-for-sale. Interest income earned from financing receivables that are not delinquent is recorded on the effective interest method.

The changes in the allowance for credit losses for the three and six months ended July 3, 2021 and June 27, 2020 are as follows:

(Millions of Dollars)	Balance April 3, 2021	Cumulative Effect Adjustment (a)	Charged To Costs and Expenses	Charged To Other Accounts (b)	Deductions (c)	Balance July 3, 2021
Accounts receivable	$129.5	$—	$(1.3)	$(0.7)	$(1.1)	$126.4
Notes receivable	14.6	—	0.4	(0.2)	—	14.8
Total	$144.1	$—	$(0.9)	$(0.9)	$(1.1)	$141.2

(Millions of Dollars)	Balance January 2, 2021	Cumulative Effect Adjustment (a)	Charged To Costs and Expenses	Charged To Other Accounts (b)	Deductions (c)	Balance July 3, 2021
Accounts receivable	$126.7	$—	$4.2	$0.8	$(5.3)	$126.4
Notes receivable	14.4	—	0.4	—	—	14.8
Total	$141.1	$—	$4.6	$0.8	$(5.3)	$141.2

(Millions of Dollars)	Balance March 28, 2020	Cumulative Effect Adjustment (a)	Charged To Costs and Expenses	Charged To Other Accounts (b)	Deductions (c)	Balance June 27, 2020
Accounts receivable	$108.1	$—	$19.0	$—	$(4.2)	$122.9
Notes receivable	13.6	—	—	0.1	(0.1)	13.6
Total	$121.7	$—	$19.0	$0.1	$(4.3)	$136.5

(Millions of Dollars)	Balance December 28, 2019	Cumulative Effect Adjustment (a)	Charged To Costs and Expenses	Charged To Other Accounts (b)	Deductions (c)	Balance June 27, 2020
Accounts receivable	$99.3	$2.9	$29.7	$(2.8)	$(6.2)	$122.9
Notes receivable	13.1	0.9	—	(0.1)	(0.3)	13.6
Total	$112.4	$3.8	$29.7	$(2.9)	$(6.5)	$136.5

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

The following is a summary of the expected timing of receipt of payments from customers on an undiscounted basis as of July 3, 2021 relating to the Company’s lease receivables:

(Millions of Dollars)	Total	Within 1 Year	2 Years	3 Years	4 Years	5 Years	Thereafter
Financing receivables	$207.6	$76.4	$56.2	$38.6	$22.4	$11.0	$3.0
Operating leases	$19.3	$17.6	$0.8	$0.4	$0.1	$0.1	$0.3
The following is a summary of lease revenue and sales-type lease profit for the three and six months ended July 3, 2021 and June 27, 2020:

	Second Quarter		Year-to-Date
(Millions of Dollars)	2021	2020	2021	2020
Sales-type lease revenue	$31.4	$30.8	$66.0	$53.8
Lease interest revenue	3.7	3.0	6.7	6.1
Operating lease revenue	15.9	35.2	40.1	71.5
Total lease revenue	$51.0	$69.0	$112.8	$131.4
Sales-type lease profit	$12.5	$12.3	$26.3	$21.4

The Company has an accounts receivable sale program. According to the terms, the Company sells certain of its trade accounts receivables at fair value to a wholly owned, consolidated, bankruptcy-remote special purpose subsidiary (“BRS"). The BRS, in turn, can sell such receivables to a third-party financial institution (“Purchaser”) for cash. The Purchaser’s maximum cash investment in the receivables at any time is $110.0 million. The purpose of the program is to provide liquidity to the Company. These transfers qualify as sales under ASC 860, Transfers and Servicing, and receivables are derecognized from the Company’s consolidated balance sheet when the BRS sells those receivables to the Purchaser. The Company has no retained interests in the transferred receivables, other than collection and administrative responsibilities. At July 3, 2021, the Company did not record a servicing asset or liability related to its retained responsibility based on its assessment of the servicing fee, market values for similar transactions and its cost of servicing the receivables sold.

At July 3, 2021 and January 2, 2021, approximately $100.0 million and $86.8 million of net receivables were derecognized, respectively. For the three and six months ended July 3, 2021, proceeds from transfers of receivables to the Purchaser totaled $119.3 million and $182.7 million, respectively, and payments to the Purchaser totaled $83.6 million and $169.5 million, respectively. For the three and six months ended June 27, 2020, proceeds from transfers of receivables to the Purchaser totaled $28.9 million and $78.0 million, respectively, and payments to the Purchaser totaled $58.3 million and $152.4 million, respectively. The program resulted in a pre-tax loss of $0.4 million and $0.8 million for the three and six months ended July 3, 2021, respectively, which included service fees of $0.2 million and $0.4 million, respectively. The program resulted in a pre-tax loss of $0.3 million and $1.0 million for the three and six months ended June 27, 2020, respectively, which included service fees of $0.1 million and $0.3 million, respectively. All cash flows under the program are reported as a component of changes in working capital within operating activities in the Condensed Consolidated Statements of Cash Flows since all the cash from the Purchaser is received upon the initial sale of the receivable.

As of July 3, 2021 and January 2, 2021, the Company's deferred revenue totaled $203.5 million and $207.6 million, respectively, of which $105.7 million and $108.7 million, respectively, was classified as current within Accrued expenses in the Condensed Consolidated Balance Sheets. Revenue recognized for the six months ended July 3, 2021 and June 27, 2020 that was previously deferred as of January 2, 2021 and December 28, 2019 totaled $77.7 million and $70.8 million, respectively.

As of July 3, 2021, approximately $1.138 billion of revenue from long-term contracts primarily in the Security segment was unearned related to customer contracts which were not completely fulfilled and will be recognized on a decelerating basis over the next five years. This amount excludes any of the Company's contracts with an original expected duration of one year or less.

E.    INVENTORIES
The components of Inventories, net at July 3, 2021 and January 2, 2021 are as follows:

(Millions of Dollars)	July 3, 2021	January 2, 2021
Finished products	$2,512.3	$1,922.5
Work in process	299.3	222.3
Raw materials	867.9	592.6
Total	$3,679.5	$2,737.4

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

In November 2020, the FAA rescinded the 737 MAX grounding order and as a result of the subsequent return to revenue service of the 737 MAX in December 2020, the Company paid $100 million to the former owners of CAM. The remaining contingent consideration was remeasured at January 2, 2021 and the Company concluded the achievement of certain production levels based on Boeing’s future forecast was remote and released the remaining $55.3 million contingent consideration liability to the Consolidated Statements of Operations in Other, net. As of July 3, 2021, the Company continues to consider the achievement of certain production levels based on Boeing’s future forecast as remote.
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

ACTUAL AND PRO-FORMA IMPACT OF THE ACQUISITIONS

Actual Impact from Acquisitions

The Company did not complete any material acquisitions in the first half of 2021. As such, there was an immaterial impact from new acquisitions on the Company's Consolidated Statements of Operations and Comprehensive Income for the three and six months ended July 3, 2021.

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

(Millions of Dollars, except per share amounts)	Second Quarter 2020	Year-To-Date 2020
Net sales	$3,151.4	$6,330.8
Net earnings attributable to common shareowners	$251.3	$399.2
Diluted earnings per share	$1.63	$2.60

2020 Pro-forma Results

The 2020 pro-forma results were calculated by combining the results of Stanley Black & Decker with the stand-alone results of the 2020 acquisitions for their respective pre-acquisition period. Accordingly, the following adjustments were made:

•Elimination of the historical pre-acquisition intangible asset amortization expense and the addition of intangible asset amortization expense related to intangibles valued as part of the acquisition accounting that would have been incurred from December 29, 2019 to the acquisition date of CAM and from December 29, 2019 to June 27, 2020 for the other 2020 acquisition.

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

G.    GOODWILL
Changes in the carrying amount of goodwill by segment are as follows:

(Millions of Dollars)	Tools & Storage	Industrial	Security	Total
Balance January 2, 2021	$5,247.7	$2,646.5	$2,143.9	$10,038.1
Acquisitions	4.4	(0.5)	(0.4)	3.5
Foreign currency translation	(12.8)	(14.9)	(24.6)	(52.3)
Balance July 3, 2021	$5,239.3	$2,631.1	$2,118.9	$9,989.3

H.    LONG-TERM DEBT AND FINANCING ARRANGEMENTS

Long-term debt and financing arrangements at July 3, 2021 and January 2, 2021 are as follows:

		July 3, 2021						January 2, 2021
(Millions of Dollars)	Interest Rate	Original Notional	Unamortized Discount	Unamortized Gain/(Loss) Terminated Swaps [1]	Purchase Accounting FV Adjustment	Deferred Financing Fees	Carrying Value	Carrying Value
Notes payable due 2026	3.40%	$500.0	$(0.5)	$—	$—	$(2.2)	$497.3	$497.2
Notes payable due 2028	7.05%	150.0	—	7.6	7.4	—	165.0	166.1
Notes payable due 2028	4.25%	500.0	(0.3)	—	—	(3.2)	496.5	496.2
Notes payable due 2030	2.30%	750.0	(2.1)	—	—	(4.5)	743.4	742.9
Notes payable due 2040	5.20%	400.0	(0.2)	(28.3)	—	(2.6)	368.9	368.1
Notes payable due 2048	4.85%	500.0	(0.5)	—	—	(5.0)	494.5	494.3
Notes payable due 2050	2.75%	750.0	(1.9)	—	—	(8.3)	739.8	739.9
Notes payable due 2060 (junior subordinated)	4.00%	750.0	—	—	—	(9.2)	740.8	740.7
Long-term debt[2]		$4,300.0	$(5.5)	$(20.7)	$7.4	$(35.0)	$4,246.2	$4,245.4
1Unamortized gain/(loss) associated with interest rate swaps are more fully discussed in Note I, Financial Instruments.
2There are no current maturities of long-term debt.

The Company has a $3.0 billion commercial paper program which includes Euro denominated borrowings in addition to U.S. Dollars. As of July 3, 2021 and January 2, 2021, the Company had no borrowings outstanding.

The Company has a five-year $2.0 billion committed credit facility (the “5-Year Credit Agreement”). Borrowings under the 5-Year Credit Agreement may be made in U.S. Dollars, Euros or Pounds Sterling. A sub-limit amount of $653.3 million is designated for swing line advances which may be drawn in Euros pursuant to the terms of the 5-Year Credit Agreement. Borrowings bear interest at a floating rate plus an applicable margin dependent upon the denomination of the borrowing and specific terms of the 5-Year Credit Agreement. The Company must repay all advances under the 5-Year Credit Agreement by the earlier of September 12, 2023 or upon termination. The 5-Year Credit Agreement is designated to be a liquidity back-stop for the Company's $3.0 billion U.S. Dollar and Euro commercial paper program. As of July 3, 2021, and January 2, 2021, the Company had not drawn on its five-year committed credit facility.

The Company has a 364-Day $1.0 billion committed credit facility (the "364-Day Credit Agreement"). Borrowings under the 364-Day Credit Agreement may be made in U.S. Dollars or Euros and bear interest at a floating rate plus an applicable margin dependent upon the denomination of the borrowing and pursuant to the terms of the 364-Day Credit Agreement. The Company must repay all advances under the 364-Day Credit Agreement by the earlier of September 8, 2021 or upon termination. The Company may, however, convert all advances outstanding upon termination into a term loan that shall be repaid in full no later than the first anniversary of the termination date provided that the Company, among other things, pays a fee to the administrative agent for the account of each lender. The 364-Day Credit Agreement serves as part of the liquidity back-stop for the Company’s $3.0 billion U.S. Dollar and Euro commercial paper program. As of July 3, 2021, and January 2, 2021, the Company had not drawn on its 364-Day committed credit facility.

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

A summary of the fair values of the Company’s derivatives recorded in the Condensed Consolidated Balance Sheets at July 3, 2021 and January 2, 2021 is as follows:

(Millions of Dollars)	Balance Sheet Classification	July 3, 2021	January 2, 2021	Balance Sheet Classification	July 3, 2021	January 2, 2021
Derivatives designated as hedging instruments:
Interest Rate Contracts Cash Flow	Other current assets	$—	$—	Accrued expenses	$63.5	$90.9
Foreign Exchange Contracts Cash Flow	Other current assets	7.4	—	Accrued expenses	8.2	23.7
	LT other assets	2.4	—	LT other liabilities	—	—
Net Investment Hedge	Other current assets	2.3	3.5	Accrued expenses	0.7	55.1
	LT other assets	1.5	—	LT other liabilities	—	5.7
Total designated as hedging		$13.6	$3.5		$72.4	$175.4
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other current assets	$11.9	$10.5	Accrued expenses	$6.3	$15.6
Total		$25.5	$14.0		$78.7	$191.0

The counterparties to all of the above mentioned financial instruments are major international financial institutions. The Company is exposed to credit risk for net exchanges under these agreements, but not for the notional amounts. The credit risk is limited to the asset amounts noted above. The Company limits its exposure and concentration of risk by contracting with diverse financial institutions and does not anticipate non-performance by any of its counterparties. Further, as more fully discussed in Note M, Fair Value Measurements, the Company considers non-performance risk of its counterparties at each reporting period and adjusts the carrying value of these assets accordingly. The risk of default is considered remote. As of July 3, 2021 and January 2, 2021, there were no assets that had been posted as collateral related to the above mentioned financial instruments.

During the six months ended July 3, 2021 and June 27, 2020, cash flows related to derivatives, including those that are separately discussed below, resulted in net cash paid of $101.7 million and net cash received of $38.6 million, respectively.

CASH FLOW HEDGES

There were after-tax mark-to-market losses of $65.5 million and $103.0 million as of July 3, 2021 and January 2, 2021, respectively, reported for cash flow hedge effectiveness in Accumulated other comprehensive income (loss). An after-tax loss of $5.2 million is expected to be reclassified to earnings as the hedged transactions occur or as amounts are amortized within the next twelve months. The ultimate amount recognized will vary based on fluctuations of the hedged currencies and interest rates through the maturity dates.

The tables below detail pre-tax amounts of derivatives designated as cash flow hedges in Accumulated other comprehensive income (loss) during the periods in which the underlying hedged transactions affected earnings for the three and six months ended July 3, 2021 and June 27, 2020:

	Second Quarter 2021
(Millions of dollars)	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Recognized in Income on Amounts Excluded from Effectiveness Testing
Interest Rate Contracts	$(25.0)	Interest expense	$(1.0)	$—
Foreign Exchange Contracts	$3.9	Cost of sales	$(7.6)	$—

	Year-to-Date 2021
(Millions of Dollars)	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Recognized in Income on Amounts Excluded from Effectiveness Testing
Interest Rate Contracts	$27.4	Interest expense	$(2.1)	$—
Foreign Exchange Contracts	$8.2	Cost of sales	$(11.4)	$—

	Second Quarter 2020
(Millions of dollars)	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Recognized in Income on Amounts Excluded from Effectiveness Testing
Interest Rate Contracts	$4.9	Interest expense	$(4.7)	$—
Foreign Exchange Contracts	$(4.9)	Cost of sales	$4.3	$—

	Year-to-Date 2020
(Millions of Dollars)	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Recognized in Income on Amounts Excluded from Effectiveness Testing
Interest Rate Contracts	$(94.0)	Interest expense	$(9.2)	$—
Foreign Exchange Contracts	$15.4	Cost of sales	$6.6	$—
A summary of the pre-tax effect of cash flow hedge accounting on the Consolidated Statements of Operations and Comprehensive Income for the three and six months ended July 3, 2021 and June 27, 2020 is as follows:

	Second Quarter 2021		Year-to-Date 2021
(Millions of Dollars)	Cost of Sales	Interest Expense	Cost of Sales	Interest Expense
Total amount in the Consolidated Statements of Operations and Comprehensive Income in which the effects of the cash flow hedges are recorded	$2,757.3	$46.5	$5,390.1	$94.0
Gain (loss) on cash flow hedging relationships:
Foreign Exchange Contracts:
Hedged Items	$7.6	$—	$11.4	$—
Gain (loss) reclassified from OCI into Income	$(7.6)	$—	$(11.4)	$—
Interest Rate Swap Agreements:
Gain (loss) reclassified from OCI into Income [1]	$—	$(1.0)	$—	$(2.1)

	Second Quarter 2020		Year-to-Date 2020
(Millions of Dollars)	Cost of Sales	Interest Expense	Cost of Sales	Interest Expense
Total amount in the Consolidated Statements of Operations and Comprehensive Income in which the effects of the cash flow hedges are recorded	$2,134.7	$57.3	$4,241.0	$117.0
Gain (loss) on cash flow hedging relationships:
Foreign Exchange Contracts:
Hedged Items	$(4.3)	$—	$(6.6)	$—
Gain (loss) reclassified from OCI into Income	$4.3	$—	$6.6	$—
Interest Rate Swap Agreements:
Gain (loss) reclassified from OCI into Income [1]	$—	$(4.7)	$—	$(9.2)
1 Inclusive of the gain/loss amortization on terminated derivative financial instruments.

An after-tax loss of $5.3 million and $0.3 million was reclassified from Accumulated other comprehensive Income (Loss) into earnings (inclusive of the gain/loss amortization on terminated derivative instruments) for the three months ended July 3, 2021 and June 27, 2020, respectively. An after-tax loss of $8.2 million and $1.7 million was reclassified from Accumulated other comprehensive Income (Loss) into earnings (inclusive of the gain/loss amortization on terminated derivative instruments) for the six months ended July 3, 2021 and June 27, 2020, respectively, during the periods in which the underlying hedged transactions affected earnings.

Interest Rate Contracts: The Company enters into interest rate swap agreements in order to obtain the lowest cost source of funds within a targeted range of variable to fixed-debt proportions. During the first quarter of 2020, the Company entered into forward starting interest rate swaps totaling $1.0 billion to offset the expected variability on future interest rate payments associated with debt instruments expected to be issued in the future. These swaps were terminated during the first quarter of 2020 resulting in a loss of $20.5 million, which was recorded in Accumulated other comprehensive income (loss) and is being amortized to earnings as interest expense over future periods. The cash flows stemming from the maturity of such interest rate swaps designated as cash flow hedges are presented within financing activities in the Condensed Consolidated Statements of Cash Flows. As of July 3, 2021 and January 2, 2021, the Company had $400.0 million in forward starting swaps designated as cash flow hedges.

Foreign Currency Contracts

Forward Contracts: Through its global businesses, the Company enters into transactions and makes investments denominated in multiple currencies that give rise to foreign currency risk. The Company and its subsidiaries regularly purchase inventory from subsidiaries with functional currencies different than their own, which creates currency-related volatility in the Company’s results of operations. The Company utilizes forward contracts to hedge these forecasted purchases and sales of inventory. Gains and losses reclassified from Accumulated other comprehensive income (loss) are recorded in Cost of sales as the hedged item affects earnings. There are no components excluded from the assessment of effectiveness for these contracts. At July 3, 2021 and January 2, 2021, the notional value of forward currency contracts outstanding was $754.4 million and $595.8 million, respectively, maturing on various dates through 2022.

Purchased Option Contracts: The Company and its subsidiaries have entered into various intercompany transactions whereby the notional values are denominated in currencies other than the functional currencies of the party executing the trade. In order to better match the cash flows of its intercompany obligations with cash flows from operations, the Company enters into purchased option contracts. Gains and losses reclassified from Accumulated other comprehensive loss are recorded in Cost of sales as the hedged item affects earnings. There are no components excluded from the assessment of effectiveness for these contracts. There were no outstanding purchased option contracts as of July 3, 2021 or January 2, 2021.
FAIR VALUE HEDGES

Interest Rate Risk: In an effort to optimize the mix of fixed versus floating rate debt in the Company’s capital structure, the Company enters into interest rate swaps. In prior years, the Company entered into interest rate swaps related to certain of its notes payable which were subsequently terminated. Amortization of the gain/loss on previously terminated swaps is reported as a reduction of interest expense. Prior to termination, the changes in the fair value of the swaps and the offsetting changes in fair value related to the underlying notes were recognized in earnings. As of July 3, 2021 and January 2, 2021, the Company did not have any active fair value interest rate swaps.

A summary of the pre-tax effect of fair value hedge accounting on the Consolidated Statements of Operations and Comprehensive Income for the three and six months ended July 3, 2021 and June 27, 2020 is as follows:

(Millions of Dollars)	Second Quarter 2021 Interest Expense	Year-to-Date 2021 Interest Expense
Total amount in the Consolidated Statements of Operations and Comprehensive Income in which the effects of the fair value hedges are recorded	$46.5	$94.0
Amortization of gain on terminated swaps	$(0.1)	$(0.2)

(Millions of Dollars)	Second Quarter 2020 Interest Expense	Year-to-Date 2020 Interest Expense
Total amount in the Consolidated Statements of Operations and Comprehensive Income in which the effects of the fair value hedges are recorded	$57.3	$117.0
Amortization of gain on terminated swaps	$(0.8)	$(1.6)
A summary of the amounts recorded in the Condensed Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges as of July 3, 2021 and January 2, 2021 is as follows:

	July 3, 2021
(Millions of Dollars)	Carrying Amount of Hedged Liability (1)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liability
Long-Term Debt	$4,246.2	Terminated Swaps	$(20.6)

	January 2, 2021
(Millions of Dollars)	Carrying Amount of Hedged Liability (1)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liability
Long-Term Debt	$4,245.4	Terminated Swaps	$(20.8)
(1) Represents hedged items no longer designated in qualifying fair value hedging relationships.

NET INVESTMENT HEDGES

The Company utilizes net investment hedges to offset the translation adjustment arising from re-measurement of its investment in the assets and liabilities of its foreign subsidiaries. The total after-tax amounts in Accumulated other comprehensive income (loss) were gains of $77.0 million and $72.8 million at July 3, 2021 and January 2, 2021, respectively.

As of July 3, 2021, the Company had a foreign exchange contract with a notional value of $75.0 million maturing in 2021 hedging a portion of its Taiwan dollar denominated net investments and a cross currency swap with a notional value of $100.0 million maturing in 2023 hedging a portion of its Japanese yen denominated net investments. As of January 2, 2021, the Company had cross currency swaps with a notional value totaling $839.4 million maturing on various dates through 2023 hedging a portion of its Japanese yen, Euro and Swiss franc denominated net investments. The Company had no Euro denominated commercial paper designated as a net investment hedge as of July 3, 2021 and January 2, 2021.

Maturing foreign exchange contracts resulted in net cash paid of $52.6 million and net cash received of $41.0 million for the six months ended July 3, 2021 and June 27, 2020, respectively.

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

The pre-tax gain or loss from fair value changes for the three and six months ended July 3, 2021 and June 27, 2020 was as follows:

	Second Quarter 2021
(Millions of Dollars)	Total Gain (Loss) Recorded in OCI	Excluded Component Recorded in OCI	Income Statement Classification	Total Gain (Loss) Reclassified from OCI to Income	Excluded Component Amortized from OCI to Income
Forward Contracts	$(0.6)	$—	Other, net	$0.7	$0.7
Cross Currency Swap	$1.2	$6.5	Other, net	$0.8	$0.8

	Year-to-Date 2021
(Millions of Dollars)	Total Gain (Loss) Recorded in OCI	Excluded Component Recorded in OCI	Income Statement Classification	Total Gain (Loss) Reclassified from OCI to Income	Excluded Component Amortized from OCI to Income
Forward Contracts	$(1.0)	$0.8	Other, net	$0.7	$0.7
Cross Currency Swap	$9.3	$13.9	Other, net	$2.1	$2.1

	Second Quarter 2020
(Millions of Dollars)	Total Gain (Loss) Recorded in OCI	Excluded Component Recorded in OCI	Income Statement Classification	Total Gain (Loss) Reclassified from OCI to Income	Excluded Component Amortized from OCI to Income
Forward Contracts	$0.2	$—	Other, net	$—	$—
Cross Currency Swap	$(0.7)	$16.1	Other, net	$4.2	$4.2
Non-derivative designated as Net Investment Hedge	$(11.0)	$—	Other, net	$—	$—

	Year-to-Date 2020
(Millions of Dollars)	Total Gain (Loss) Recorded in OCI	Excluded Component Recorded in OCI	Income Statement Classification	Total Gain (Loss) Reclassified from OCI to Income	Excluded Component Amortized from OCI to Income
Forward Contracts	$0.1	$—	Other, net	$—	$—
Cross Currency Swap	$41.3	$34.9	Other, net	$9.6	$9.6
Non-derivative designated as Net Investment Hedge	$4.6	$—	Other, net	$—	$—
UNDESIGNATED HEDGES

Foreign Exchange Contracts: Foreign exchange forward contracts are used to reduce risks arising from the change in fair value of certain foreign currency denominated assets and liabilities (such as affiliate loans, payables and receivables). The objective is to minimize the impact of foreign currency fluctuations on operating results. The total notional amount of the forward contracts outstanding at July 3, 2021 and January 2, 2021 was $1.3 billion, maturing on various dates through 2021. The gain (loss) recorded in income from changes in the fair value related to derivatives not designated as hedging instruments under ASC 815 for the three and six months ended July 3, 2021 and June 27, 2020 are as follows:

(Millions of Dollars)	Income Statement Classification	Second Quarter 2021	Year-to-Date 2021	Second Quarter 2020	Year-to-Date 2020
Foreign Exchange Contracts	Other, net	$(7.4)	$(23.5)	$(6.0)	$6.4
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

On and after November 15, 2022, the Series D Preferred Stock may be converted into common stock at the option of the holder. The conversion rate was initially 5.2263 shares of common stock per one share of Series D Preferred Stock, which was equivalent to an initial conversion price of approximately $191.34 per share of common stock. As of July 3, 2021, due to customary anti-dilution provisions, the conversion rate was 5.2274, equivalent to a conversion price of approximately $191.30 per share of common stock. At the election of the Company, upon conversion, the Company may deliver cash, common stock, or a combination thereof.

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

2022 Purchase Contracts

The 2022 Purchase Contracts obligate the holders to purchase, on November 15, 2022, for a price of $100 per share in cash, a maximum number of 4.7 million shares of the Company’s common stock (subject to customary anti-dilution adjustments). The 2022 Purchase Contract holders may elect to settle their obligation early, in cash. The Series D Preferred Stock is pledged as collateral to guarantee the holders’ obligations to purchase common stock under the terms of the 2022 Purchase Contracts. The initial settlement rate determining the number of shares that each holder must purchase will not exceed the maximum settlement rate and is determined over a market value averaging period immediately preceding November 15, 2022.

The initial maximum settlement rate of 0.6272 was calculated using an initial reference price of $159.45, equal to the last reported sale price of the Company's common stock on November 7, 2019. As of July 3, 2021, due to the customary anti-dilution provisions, the maximum settlement rate was 0.6273, equivalent to a reference price of $159.42. If the applicable market value of the Company's common stock is less than or equal to the reference price, the settlement rate will be the maximum settlement rate; and if the applicable market value of the Company's common stock is greater than the reference price, the settlement rate will be a number of shares of the Company's common stock equal to $100 per share divided by the applicable market value. Upon settlement of the 2022 Purchase Contracts, the Company will receive additional cash proceeds of $750 million.

The Company pays the holders of the 2022 Purchase Contracts quarterly payments (“Contract Adjustment Payments”) at a rate of 5.25% per annum, payable quarterly in arrears on February 15, May 15, August 15 and November 15, which commenced on February 15, 2020. The $114.2 million present value of the Contract Adjustment Payments reduced Shareowners’ Equity at inception. As each quarterly Contract Adjustment Payment is made, the related liability is reduced and the difference between the cash payment and the present value will accrete to interest expense, approximately $1.3 million per year over the three-year term. As of July 3, 2021, the present value of the Contract Adjustment Payments was $57.3 million.

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

The capped call transactions have a term of approximately three years and are intended to cover the number of shares issuable upon conversion of the Series D Preferred Stock. Subject to customary anti-dilution adjustments, the capped call had an initial lower strike price of $191.34, which corresponded to the minimum 5.2263 settlement rate of the Series D Preferred Stock, and an upper strike price of $207.29, which was approximately 30% higher than the closing price of the Company's common stock on November 7, 2019. As of July 3, 2021, due to the customary anti-dilution provisions, the capped call transactions were at an adjusted lower strike price of $191.30 and an adjusted upper strike price of $207.24.

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

With respect to the impact on the Company, the capped call transactions and 2019 Equity Units, when taken together, result in the economic equivalent of having the conversion price on the 2019 Equity Units at $207.24, the upper strike price of the capped call as of July 3, 2021.

The Company paid $19.2 million, or an average of $4.90 per option, to enter into capped call transactions on 3.9 million shares of common stock. The $19.2 million premium paid was recorded as a reduction of Shareowners’ Equity. The aggregate fair value of the options at July 3, 2021 was $33.1 million.

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

Convertible Preferred Stock

In May 2017, the Company issued 750,000 shares of Series C Preferred Stock, without par, with a liquidation preference of $1,000 per share. The convertible preferred stock initially did not bear any dividends and the liquidation preference of the convertible preferred stock did not accrete. The convertible preferred stock had no maturity date and remained outstanding unless converted by holders or redeemed by the Company. Holders of shares of the convertible preferred stock generally had no voting rights. The Series C Preferred Stock was pledged as collateral to support holders’ purchase obligations under the 2020 Purchase Contracts.

In May 2020, the Company successfully remarketed the Series C Preferred Stock. In connection with the remarketing, the conversion rate was reset to 6.7352 shares of the Company's common stock, which was equivalent to a conversion price of approximately $148.47 per share. Beginning on May 15, 2020, the holders had the option to convert the Series C Preferred Stock into common stock.

Subsequent to the remarketing, holders of the convertible preferred stock were entitled to receive, if declared by the Board of Directors, cumulative dividends (i) from, and including May 15, 2020 to, but excluding, May 15, 2023 (the "dividend step-up date") at a fixed rate equal to 5.0% per annum of the $1,000 per share liquidation preference (equivalent to $50.00 per annum per share) and (ii) from, and including, the dividend step-up date at a fixed rate equal to 10.0% per annum of the $1,000 per share liquidation preference (equivalent to $100.00 per annum per share). Dividends were cumulative on the $1,000 liquidation preference per share and will be payable, if declared by the Board of Directors, quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, beginning on August 15, 2020. Dividends accrued on the Series C Preferred Stock reduce net earnings for purposes of calculating earnings per share.

The Company did not have the right to redeem the Series C Preferred Stock prior to May 15, 2021. On April 28, 2021, the Company informed holders that it would redeem all outstanding shares of the Series C Preferred Stock on June 3, 2021 (the “Redemption Date”) at $1,002.50 per share in cash (the “Redemption Price”), which was equal to 100% of the liquidation preference of a share of Series C Preferred Stock, plus accumulated and unpaid dividends to, but excluding, the Redemption Date. If a holder elected to convert its shares of Series C Preferred Stock prior to the Redemption Date, the Company elected a combination settlement with a specified cash amount of $1,000 per share. In June 2021, the Company redeemed the Series C Preferred Stock and settled all conversions, paying $750 million in cash and issuing 1,469,055 common shares. The conversion rate used was 6.7548 (equivalent to a conversion price set at $148.04 per common share).
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

During the second quarter of 2021, the Company net-share settled the remaining capped call options on its common stock and received 344,004 shares using an average reference price of $209.80 per common share.

K.    ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables summarize the changes in the balances for each component of Accumulated other comprehensive loss:

(Millions of Dollars)	Currency translation adjustment and other	Unrealized (losses) gains on cash flow hedges, net of tax	Unrealized gains (losses) on net investment hedges, net of tax	Pension (losses) gains, net of tax	Total
Balance - January 2, 2021	$(1,235.3)	$(103.0)	$72.8	$(448.2)	$(1,713.7)
Other comprehensive (loss) income before reclassifications	(124.8)	29.3	6.3	1.1	(88.1)
Reclassification adjustments to earnings	—	8.2	(2.1)	8.7	14.8
Net other comprehensive (loss) income	(124.8)	37.5	4.2	9.8	(73.3)
Balance - July 3, 2021	$(1,360.1)	$(65.5)	$77.0	$(438.4)	$(1,787.0)

(Millions of Dollars)	Currency translation adjustment and other	Unrealized (losses) gains on cash flow hedges, net of tax	Unrealized gains (losses) on net investment hedges, net of tax	Pension (losses) gains, net of tax	Total
Balance - December 28, 2019	$(1,517.2)	$(54.2)	$97.3	$(410.5)	$(1,884.6)
Other comprehensive (loss) income before reclassifications	(143.4)	(58.8)	34.3	9.7	(158.2)
Reclassification adjustments to earnings	—	1.7	(7.3)	7.8	2.2
Net other comprehensive (loss) income	(143.4)	(57.1)	27.0	17.5	(156.0)
Balance - June 27, 2020	$(1,660.6)	$(111.3)	$124.3	$(393.0)	$(2,040.6)

The Company uses the portfolio method for releasing the stranded tax effects from Accumulated other comprehensive loss. The reclassifications out of Accumulated other comprehensive loss for the six months ended July 3, 2021 and June 27, 2020 were as follows:

(Millions of Dollars)	2021	2020	Affected line item in Consolidated Statements of Operations And Comprehensive Income
Realized (losses) gains on cash flow hedges	$(11.4)	$6.6	Cost of sales
Realized losses on cash flow hedges	(2.1)	(9.2)	Interest expense
Total before taxes	$(13.5)	$(2.6)
Tax effect	5.3	0.9	Income taxes
Realized losses on cash flow hedges, net of tax	$(8.2)	$(1.7)

Realized gains on net investment hedges	$2.8	$9.6	Other, net
Tax effect	(0.7)	(2.3)	Income taxes
Realized gains on net investment hedges, net of tax	$2.1	$7.3

Amortization of defined benefit pension items:
Actuarial losses and prior service costs / credits	$(11.4)	$(9.6)	Other, net
Settlement loss	(0.1)	—	Other, net
Total before taxes	$(11.5)	$(9.6)
Tax effect	2.8	1.8	Income taxes
Amortization of defined benefit pension items, net of tax	$(8.7)	$(7.8)
L.    NET PERIODIC BENEFIT COST — DEFINED BENEFIT PLANS
Following are the components of net periodic pension (benefit) expense for the three and six months ended July 3, 2021 and June 27, 2020:

	Second Quarter
	Pension Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans		All Plans
(Millions of Dollars)	2021	2020	2021	2020	2021	2020
Service cost	$1.6	$1.7	$4.6	$3.9	$—	$0.2
Interest cost	5.8	8.9	4.3	5.4	0.3	0.4
Expected return on plan assets	(13.7)	(14.7)	(10.2)	(9.9)	—	—
Amortization of prior service cost (credit)	0.3	0.2	(0.2)	(0.2)	(0.1)	(0.4)
Amortization of net loss	2.2	2.2	3.5	2.8	—	0.1
Special termination benefit	—	—	—	—	—	16.0
Settlement / curtailment loss	—	—	—	0.2	—	—
Net periodic pension (benefit) expense	$(3.8)	$(1.7)	$2.0	$2.2	$0.2	$16.3

	Year-to-Date
	Pension Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans		All Plans
(Millions of Dollars)	2021	2020	2021	2020	2021	2020
Service cost	$3.2	$3.4	$9.0	$7.9	$0.1	$0.3
Interest cost	11.5	17.7	8.6	11.0	0.5	0.8
Expected return on plan assets	(27.4)	(29.4)	(20.2)	(20.2)	—	—
Amortization of prior service cost (credit)	0.6	0.5	(0.4)	(0.4)	(0.3)	(0.7)
Amortization of net loss	4.5	4.3	7.0	5.7	—	0.2
Special termination benefit	—	—	—	—	—	16.0
Settlement / curtailment loss	—	—	0.1	0.3	—	—
Net periodic pension (benefit) expense	$(7.6)	$(3.5)	$4.1	$4.3	$0.3	$16.6

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
The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis for each of the hierarchy levels:

(Millions of Dollars)	Total Carrying Value	Level 1	Level 2	Level 3
July 3, 2021
Money market fund	$23.4	$23.4	$—	$—
Derivative assets	$25.5	$—	$25.5	$—
Derivative liabilities	$78.7	$—	$78.7	$—
Contingent consideration liability	$198.8	$—	$—	$198.8
January 2, 2021
Money market fund	$10.3	$10.3	$—	$—
Derivative assets	$14.0	$—	$14.0	$—
Derivative liabilities	$191.0	$—	$191.0	$—
Contingent consideration liability	$187.0	$—	$—	$187.0
The following table provides information about the Company's financial assets and liabilities not carried at fair value:

	July 3, 2021		January 2, 2021
(Millions of Dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
Other investments	$11.2	$11.8	$13.3	$13.9
Long-term debt	$4,246.2	$4,858.8	$4,245.4	$4,934.5
The money market fund and other investments related to the West Coast Loading Corporation ("WCLC") trust are considered Level 1 instruments within the fair value hierarchy. The long-term debt instruments are considered Level 2 instruments and are measured using a discounted cash flow analysis based on the Company’s marginal borrowing rates. The differences between the carrying values and fair values of long-term debt are attributable to the stated interest rates differing from the Company's marginal borrowing rates. The fair values of the Company's variable rate short-term borrowings approximate their carrying values at July 3, 2021 and January 2, 2021. The fair values of the derivative financial instruments in the table above are based on current settlement values.

As part of the Craftsman® brand acquisition in March 2017, the Company recorded a contingent consideration liability representing the Company's obligation to make future payments to Transform Holdco, LLC, which operates Sears and Kmart retail locations, of between 2.5% and 3.5% on sales of Craftsman products in new Stanley Black & Decker channels through March 2032. During the six months ended July 3, 2021, the Company paid approximately $13.9 million for royalties owed. The Company will continue making future payments quarterly through the second quarter of 2032. The estimated fair value of the contingent consideration liability is determined using a discounted cash flow analysis taking into consideration future sales projections, forecasted payments to Transform Holdco, LLC, based on contractual royalty rates, and the related tax impacts. The estimated fair value of the contingent consideration liability was $198.8 million and $187.0 million as of July 3, 2021 and January 2, 2021, respectively. Adjustments to the contingent consideration liability, with the exception of cash payments, are recorded in SG&A in the Consolidated Statements of Operations and Comprehensive Income. A 100 basis point reduction in the discount rate would result in an increase to the liability of approximately $7.4 million as of July 3, 2021.

A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. The Company's judgments used to determine the estimated contingent consideration liabilities discussed above, including estimated future sales projections, can materially impact the Company’s results from operations.

The Company had no significant non-recurring fair value measurements, nor any other financial assets or liabilities measured using Level 3 inputs, during the first six months of 2021 or 2020.

Refer to Note I, Financial Instruments, for more details regarding derivative financial instruments, Note R, Contingencies, for more details regarding the other investments related to the WCLC trust, and Note H, Long-Term Debt and Financing Arrangements, for more information regarding the carrying values of the long-term debt.

N.    OTHER COSTS AND EXPENSES
Other, net is primarily comprised of intangible asset amortization expense, currency-related gains or losses, environmental remediation expense, acquisition-related transaction and consulting costs, and certain pension gains or losses. During the three and six months ended July 3, 2021, Other, net included charges of $0.6 million and $2.1 million, respectively, primarily related to acquisition-related transaction and consulting costs. During the three and six months ended June 27, 2020, Other, net included charges of $19.8 million and $38.7 million, respectively, primarily related to acquisition-related transaction costs and a special termination benefit charge associated with the voluntary retirement program.
During the second quarter of 2020, the Company recognized a pre-tax charge of approximately $110.0 million related to the comprehensive cost reduction and efficiency program in response to the impact of the COVID-19 pandemic. The charge was primarily related to costs associated with a voluntary retirement program as well as restructuring costs related to headcount actions.

O.    RESTRUCTURING CHARGES
A summary of the restructuring reserve activity from January 2, 2021 to July 3, 2021 is as follows:

(Millions of Dollars)	January 2, 2021	Net Additions	Usage	Currency	July 3, 2021
Severance and related costs	$87.5	$5.6	$(36.8)	$1.2	$57.5
Facility closures and asset impairments	2.7	10.7	(9.0)	—	4.4
Total	$90.2	$16.3	$(45.8)	$1.2	$61.9
For the three and six months ended July 3, 2021, the Company recognized net restructuring charges of $14.0 million and $16.3 million, respectively, primarily related to severance and facility-related costs. The majority of the $61.9 million of reserves remaining as of July 3, 2021 is expected to be utilized within the next 12 months.
Segments: The $16 million of net restructuring charges for the six months ended July 3, 2021 includes: $8 million pertaining to the Tools & Storage segment; $2 million pertaining to the Industrial segment; $4 million pertaining to the Security segment; and $2 million pertaining to Corporate.
The $14 million of net restructuring charges for the three months ended July 3, 2021 includes: $6 million pertaining to the Tools & Storage segment; $3 million pertaining to the Industrial segment; $3 million pertaining to the Security segment; and $2 million pertaining to Corporate.

P.    INCOME TAXES

On March 11, 2021, the American Rescue Plan Act of 2021 (the “ARPA”) was enacted. The ARPA, among other things, includes provisions to expand the IRC Section 162(m) disallowance for deduction of certain compensation paid by publicly held corporations, provide a 100% COBRA subsidy, temporarily increase the income exclusion for dependent care assistance, and to extend and modify the employee retention credit and the Families First Coronavirus Response Act paid leave credit. On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The ARPA and CARES Act did not have a material impact on the Company's consolidated financial statements in the first half of 2021. The Company continues to evaluate the potential impact the ARPA and CARES Act may have on its operations and consolidated financial statements in future periods.

The Company recognized income tax expense of $73.7 million and $193.2 million for the three and six months ended July 3, 2021, respectively, resulting in effective tax rates of 14.0% and 17.1%. Excluding the impacts of the acquisition-related and other charges, the effective tax rates were 14.8% and 17.5% for the three and six months ended July 3, 2021, respectively. These effective tax rates differ from the U.S. statutory tax rate primarily due to tax on foreign earnings, the re-measurement of uncertain tax position reserves, the re-measurement of the deferred tax assets and liabilities due to foreign corporate income tax rate changes, and the tax benefit of equity-based compensation.

The Company recognized income tax benefit of $117.3 million and $104.4 million for the three and six months ended June 27, 2020, respectively, resulting in effective tax rates of (105.6)% and (40.6)%. In the second quarter of 2020, as a result of initiating a supply chain reorganization, the Company recorded a one-time benefit of $118.8 million to reverse a deferred tax liability previously established related to certain unremitted earnings of foreign subsidiaries not permanently reinvested. Excluding the impacts of this one-time benefit and the acquisition-related and other charges, the effective tax rates were 15.0% and 13.9% for the three and six months ended June 27, 2020, respectively. These effective tax rates differ from the U.S. statutory tax rate primarily due to tax on foreign earnings, the re-measurement of uncertain tax position reserves, an intra-entity transfer of certain intellectual property rights, and the tax benefit of equity-based compensation.

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

The Company utilizes segment profit, which is defined as net sales minus cost of sales and SG&A inclusive of the provision for credit losses (aside from corporate overhead expense), and segment profit as a percentage of net sales to assess the profitability of each segment. Segment profit excludes the corporate overhead expense element of SG&A, other, net (inclusive of intangible asset amortization expense), loss on sales of businesses, restructuring charges, interest expense, interest income, income taxes and share of net earnings or losses of equity method investment. Refer to Note O, Restructuring Charges, for the amount of net restructuring charges by segment. Corporate overhead is comprised of world headquarters facility expense, cost for the executive management team and expenses pertaining to certain centralized functions that benefit the entire Company but are not directly attributable to the businesses, such as legal and corporate finance functions. Transactions between segments are not material. Segment assets primarily include cash, accounts receivable, inventory, other current assets, property, plant and equipment, right-of-use lease assets and intangible assets. Net sales and long-lived assets are attributed to the geographic regions based on the geographic locations of the end customer and the Company subsidiary, respectively.

	Second Quarter		Year-to-Date
(Millions of Dollars)	2021	2020	2021	2020
NET SALES
Tools & Storage	$3,196.5	$2,197.2	$6,259.4	$4,268.0
Industrial	602.2	517.5	1,259.9	1,108.2
Security	502.2	432.7	978.7	900.6
Total	$4,300.9	$3,147.4	$8,498.0	$6,276.8
SEGMENT PROFIT
Tools & Storage	$635.1	$345.1	$1,286.4	$579.9
Industrial	62.4	5.1	163.6	72.9
Security	36.9	9.2	71.5	30.1
Segment profit	734.4	359.4	1,521.5	682.9
Corporate overhead	(92.4)	(78.7)	(168.1)	(127.6)
Other, net	(53.8)	(86.9)	(112.8)	(161.8)
Loss on sales of businesses	(2.6)	—	(3.6)	—
Restructuring charges	(14.0)	(27.9)	(16.3)	(31.8)
Interest expense	(46.5)	(57.3)	(94.0)	(117.0)
Interest income	2.7	2.5	5.6	12.6
Earnings before income taxes and equity interest	$527.8	$111.1	$1,132.3	$257.3
As described in Note A, Significant Accounting Policies, the Company recognizes revenue at a point in time from the sale of tangible products or over time depending on when the performance obligation is satisfied. For the three and six months ended July 3, 2021 and June 27, 2020, the majority of the Company’s revenue was recognized at the time of sale. The following table provides the percent of total segment revenue recognized over time for the Industrial and Security segments for the three and six months ended July 3, 2021 and June 27, 2020:

	Second Quarter		Year-to-Date
	2021	2020	2021	2020
Industrial	4.2%	11.5%	5.0%	11.0%
Security	51.5%	50.6%	50.8%	48.7%

The decrease in the Industrial revenue recognized over time relates to volume declines within Oil & Gas, which is the primary product line with revenue recognized over time within the Industrial segment.
The following table is a further disaggregation of the Industrial segment revenue for the three and six months ended July 3, 2021 and June 27, 2020:

	Second Quarter		Year-to-Date
(Millions of Dollars)	2021	2020	2021	2020
Engineered Fastening	$456.5	$351.7	$953.3	$776.4
Infrastructure	145.7	165.8	306.6	331.8
Industrial	$602.2	$517.5	$1,259.9	$1,108.2
The following table is a summary of total assets by segment as of July 3, 2021 and January 2, 2021:

(Millions of Dollars)	July 3, 2021	January 2, 2021
Tools & Storage	$15,497.1	$14,294.9
Industrial	5,667.5	5,621.4
Security	3,591.1	3,493.5
	24,755.7	23,409.8
Corporate	(792.8)	156.5
Consolidated	$23,962.9	$23,566.3
Corporate assets primarily consist of cash, equity method investment, deferred taxes, property, plant and equipment, and right-of-use lease assets. Based on the nature of the Company's cash pooling arrangements, at times the corporate-related cash accounts will be in a net liability position.

GEOGRAPHIC AREAS

The following table is a summary of net sales by geographic area for the three and six months ended July 3, 2021 and June 27, 2020:

	Second Quarter		Year-to-Date
(Millions of Dollars)	2021	2020	2021	2020
United States	$2,471.8	$2,004.0	$4,850.5	$3,846.0
Canada	202.8	135.8	422.8	285.7
Other Americas	212.0	90.5	411.3	220.2
France	183.0	105.8	375.2	240.6
Other Europe	902.3	582.1	1,776.3	1,231.2
Asia	329.0	229.2	661.9	453.1
Consolidated	$4,300.9	$3,147.4	$8,498.0	$6,276.8
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
The Company’s policy is to accrue environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. If no amount in the range of probable loss is considered most likely, the minimum loss in the range is accrued. The amount of liability recorded is based on an evaluation of currently available facts with respect to each individual site and includes such factors as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. The liabilities recorded do not take into account any claims for recoveries from insurance or third parties. As assessments and remediation progress at individual sites, the amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. As of July 3, 2021 and January 2, 2021, the Company had reserves of $159.5 million and $174.2 million, respectively, for remediation activities associated with Company-owned properties, as well as for Superfund sites, for losses that are probable and estimable. Of the 2021 amount, $47.0 million is classified as current and $112.5 million as long-term which is expected to be paid over the estimated remediation period. As of July 3, 2021, the range of environmental remediation costs that is reasonably possible is $93.9 million to $229.7 million which is subject to change in the near term. The Company may be liable for environmental remediation of sites it no longer owns. Liabilities have been recorded on those sites in accordance with the Company's policy.
As of July 3, 2021, the Company has recorded $16.1 million in other assets related to funding received by the Environmental Protection Agency (“EPA”) and placed in a trust in accordance with the final settlement with the EPA, embodied in a Consent Decree approved by the United States District Court for the Central District of California on July 3, 2013. Per the Consent Decree, Emhart Industries, Inc. (a dissolved and liquidated former indirectly wholly-owned subsidiary of The Black & Decker Corporation) (“Emhart”) has agreed to be responsible for an interim remedy at a site located in Rialto, California and formerly operated by West Coast Loading Corporation (“WCLC”), a defunct company for which Emhart was alleged to be liable as a successor. The remedy will be funded by (i) the amounts received from the EPA as gathered from multiple parties, and, to the extent necessary, (ii) Emhart's affiliate. The interim remedy requires the construction of a water treatment facility and the filtering of ground water at or around the site for a period of approximately 30 years or more. As of July 3, 2021, the Company's net cash obligation associated with remediation activities, including WCLC assets, is $143.4 million.
The EPA also asserted claims in federal court in Rhode Island against Black & Decker and Emhart related to environmental contamination found at the Centredale Manor Restoration Project Superfund Site ("Centredale"), located in North Providence, Rhode Island. The EPA discovered a variety of contaminants at the site, including but not limited to, dioxins, polychlorinated biphenyls, and pesticides. The EPA alleged that Black & Decker and Emhart are liable for site clean-up costs under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") as successors to the liability of Metro-Atlantic, Inc., a former operator at the site, and demanded reimbursement of the EPA’s costs related to this site. Black & Decker and Emhart then vigorously litigated the issue of their liability for environmental conditions at the Centredale site, including completing trial on Phase 1 of the proceedings in late July 2015 and completing trial on Phase 2 of the proceedings in April 2017. On July 9, 2018, a Consent Decree was lodged with the United States District Court documenting the terms of a settlement between the Company and the United States for reimbursement of EPA's past costs and remediation of environmental contamination found at the Centredale site. The terms of the Consent Decree were subject to public comment and Court approval. After a full hearing on March 19, 2019, the Court approved and entered the Consent Decree on April 8, 2019. The settlement resolves outstanding issues relating to Phase 1 and 2 of the litigation with the United States. The Company is complying with the terms of the settlement. The District Court's entry of the Consent Decree was appealed by several PRPs at the site to the United States Court of Appeals for the First Circuit. The District Court's actions were affirmed by the First Circuit on February 17, 2021. Phase 3 of the litigation is addressing the potential allocation of liability to other PRPs who may have contributed to contamination of the Centredale site with dioxins, polychlorinated biphenyls and other contaminants of concern. As of July 3, 2021, the Company has a remaining reserve of $65.0 million for this site.
The Company and approximately 47 other companies comprise the Lower Passaic Cooperating Parties Group (the “CPG”). The CPG members and other companies are parties to a May 2007 Administrative Settlement Agreement and Order on Consent (“AOC”) with the EPA to perform a remedial investigation/feasibility study (“RI/FS”) of the lower seventeen miles of the Lower Passaic River in New Jersey (the “River”). The Company’s potential liability stems from former operations in Newark, New Jersey. As an interim step related to the 2007 AOC, on June 18, 2012, the CPG members voluntarily entered into an AOC with the EPA for remediation actions focused solely at mile 10.9 of the River. The Company’s estimated costs related to the RI/FS and focused remediation action at mile 10.9, based on an interim allocation, are included in its environmental reserves. On April 11, 2014, the EPA issued a Focused Feasibility Study (“FFS”) and proposed plan which addressed various early action remediation alternatives for the lower 8.3 miles of the River. The EPA received public comment on the FFS and proposed plan (including comments from the CPG and other entities asserting that the FFS and proposed plan do not comply with CERCLA) which public comment period ended on August 20, 2014. The CPG submitted to the EPA a draft RI report in February 2015 and draft FS report in April 2015 for the entire lower seventeen miles of the River. On March 4, 2016, the EPA issued a Record of Decision ("ROD") selecting the remedy for the lower 8.3 miles of the River. The cleanup plan adopted by the EPA is now considered a final action for the lower 8.3 miles of the River and will include the removal of 3.5 million cubic yards of sediment, placement of a cap over the entire lower 8.3 miles of the River, and, according to the EPA, will cost approximately $1.4 billion and take 6 years to implement after the remedial design is completed. The Company and 105 other parties received a letter dated March 31, 2016 from the EPA notifying such parties of potential liability for the costs of the cleanup of the lower 8.3 miles of the River and a letter dated March 30, 2017 stating that the EPA had offered 20 of the parties (not including the Company) an early cash out settlement. In a letter dated May 17, 2017, the EPA stated that these 20 parties did not discharge any of the eight hazardous substances identified as the contaminants of concern in the lower 8.3 mile ROD. In the March 30, 2017 letter, the EPA stated that other parties who did not discharge dioxins, furans or polychlorinated biphenyls (which are considered the contaminants of concern posing the greatest risk to human health or the environment) may also be eligible for cash out settlement, but expects those parties' allocation to be determined through a complex settlement analysis using a third-party allocator. The EPA subsequently clarified this statement to say that such parties would be eligible to be "funding parties" for the lower 8.3 mile remedial action with each party's share of the costs determined by the EPA based on the allocation process and the remaining parties would be "work parties" for the remedial action. The Company is participating in the allocation process. The allocator selected by the EPA issued a confidential allocation report on December 28, 2020, which is under review by the EPA. The Company asserts that it did not discharge dioxins, furans or polychlorinated biphenyls and should be eligible to be a "funding party" for the lower 8.3 mile remedial action. On September 30, 2016, Occidental Chemical Corporation ("OCC") entered into an agreement with the EPA to perform the remedial design for the cleanup plan for the lower 8.3 miles of the River. The remedial design is expected to be substantially completed in the fourth quarter of 2022. On June 30, 2018, OCC filed a complaint in the United States District Court for the District of New Jersey against over 100 companies, including the Company, seeking CERCLA cost recovery or contribution for past costs relating to various investigations and cleanups OCC has conducted or is conducting in connection with the River. According to the complaint, OCC has incurred or is incurring costs which include the estimated cost ($165 million) to complete the remedial design for the cleanup plan for the lower 8.3 miles of the River. OCC also seeks a declaratory judgment to hold the defendants liable for their proper shares of future response costs for OCC's ongoing activities in connection with the River. The Company and other defendants have answered the complaint and currently are engaged in discovery with OCC. On February 24, 2021, the Company and other defendants filed a third party complaint against the Passaic Valley Sewerage Commissioners and forty-two municipalities to require those entities to pay their equitable share of response costs. On October 10, 2018, the EPA issued a letter directing the CPG to prepare a streamlined feasibility study for the upper 9 miles of the River based on an iterative approach using adaptive management strategies. The CPG submitted a revised draft Interim Remedy Feasibility Study to the EPA on December 4, 2020, which identifies various targeted dredge and cap alternatives with costs that range from $420 million to $468 million (net present value). The EPA approved the Interim Remedy Feasibility Study on December 11, 2020. The EPA issued the Interim Remedy Proposed Plan on April 14, 2021, selecting an alternative that the EPA estimates will cost $441 million (net present value). The EPA is expected to issue the Interim Remedy ROD in the third or fourth quarter of 2021. At this time, the Company cannot reasonably estimate its liability related to the litigation and remediation efforts, excluding the RI/FS and remediation actions at mile 10.9, as the RI/FS is ongoing, the ultimate remedial approach and associated cost for the upper portion of the River has not yet been determined, and the parties that will participate in funding the remediation and their respective allocations are not yet known.
Per the terms of a Final Order and Judgment approved by the United States District Court for the Middle District of Florida on January 22, 1991, Emhart is responsible for a percentage of remedial costs arising out of the Kerr McGee Chemical Corporation Superfund Site located in Jacksonville, Florida. On March 15, 2017, the Company received formal notification from the EPA that the EPA had issued a ROD selecting the preferred alternative identified in the Proposed Cleanup Plan. As of July 3, 2021, the Company has reserved $22.6 million for this site.
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

S.    COMMITMENTS AND GUARANTEES

COMMITMENTS — The Company has numerous assets, predominantly real estate, vehicles and equipment, under various lease arrangements. At inception of arrangements with vendors, the Company determines whether the contract is or contains a lease based on each party’s rights and obligations under the arrangement. If the lease arrangement also contains non-lease components, the lease and non-lease elements are separately accounted for in accordance with the appropriate accounting guidance for each item. From time to time, lease arrangements allow for, and the Company executes, the purchase of the underlying leased asset. Lease arrangements may also contain renewal options or early termination options. As part of its lease liability and right-of-use asset calculation, consideration is given to the likelihood of exercising any extension or termination options. The present value of the Company’s lease liability was calculated using a weighted-average incremental borrowing rate of approximately 3.6%. The Company determined its incremental borrowing rate based on interest rates from its debt issuances and taking into consideration adjustments for collateral, lease terms and foreign currency. As a result of acquiring right-of-use assets from new leases entered into during the six months ended July 3, 2021, the Company's lease liability increased approximately $38.1 million. As of July 3, 2021, the Company recognized a lease liability of approximately $486.3 million and a right-of-use asset of approximately $477.5 million. The right-of-use asset is included within Other assets in the Condensed Consolidated Balance Sheets, while the lease liability is included within Accrued expenses and Other liabilities, as appropriate. Leases with expected durations of less than 12 months from inception (i.e. short-term leases) were excluded from the Company’s calculation of its lease liability and right-of-use asset, as permitted by ASC 842, Leases.

The Company is a party to leases for one of its major distribution centers and two of its office buildings in which the periodic rental payments vary based on interest rates (i.e. LIBOR). The leases qualify as operating leases for accounting purposes.

The following is a summary of the Company's total lease cost for the three and six months ended July 3, 2021 and June 27, 2020:

	Second Quarter		Year-to-Date
(Millions of Dollars)	2021	2020	2021	2020
Operating lease cost	$39.7	$37.3	$77.5	$74.9
Short-term lease cost	5.9	6.0	11.5	12.8
Variable lease cost	1.7	1.8	3.3	3.8
Sublease income	(0.5)	(0.2)	(1.0)	(0.4)
Total lease cost	$46.8	$44.9	$91.3	$91.1

During the three and six months ended July 3, 2021, the Company paid approximately $37.8 million and $76.6 million, respectively, relating to leases included in the measurement of its lease liability and right-of-use asset. During the three and six months ended June 27, 2020, the Company paid approximately $38.4 million and $79.0 million, respectively, relating to leases included in the measurement of its lease liability and right-of-use asset. As of July 3, 2021, the weighted-average remaining term for the Company's leases is approximately 6 years.

The following is a summary of the Company's future lease obligations on an undiscounted basis at July 3, 2021:

(Millions of Dollars)	Total	2021	2022	2023	2024	2025	Thereafter
Lease obligations	$543.0	$71.1	$114.4	$85.3	$71.1	$52.4	$148.7

GUARANTEES — The Company’s financial guarantees at July 3, 2021 are as follows:

(Millions of Dollars)	Term	Maximum Potential Payment	Carrying Amount of Liability
Guarantees on the residual values of leased assets	One to four years	$89.6	$—
Standby letters of credit	Up to three years	167.3	—
Commercial customer financing arrangements	Up to six years	64.5	7.9
Total		$321.4	$7.9
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

The Company has issued $167.3 million in standby letters of credit that guarantee future payments which may be required under certain insurance programs and in relation to certain environmental remediation activities described more fully in Note R, Contingencies.

The Company provides various limited and full recourse guarantees to financial institutions that provide financing to U.S. and Canadian Mac Tool distributors and franchisees for their initial purchase of the inventory and trucks necessary to function as a distributor and franchisee. In addition, the Company provides limited and full recourse guarantees to financial institutions that extend credit to certain end retail customers of its U.S. Mac Tool distributors and franchisees. The gross amount guaranteed in these arrangements is $64.5 million and the $7.9 million carrying value of the guarantees issued is recorded in Other liabilities in the Condensed Consolidated Balance Sheets.

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

The changes in the carrying amount of product warranties for the six months ended July 3, 2021 and June 27, 2020 are as follows:

(Millions of Dollars)	2021	2020
Balance beginning of period	$113.8	$100.1
Warranties and guarantees issued	71.3	58.5
Warranty payments and currency	(78.4)	(57.0)
Balance end of period	$106.7	$101.6

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

These divestitures allow the Company to invest in other areas of the Company that fit into its long-term growth strategy. These disposals do not qualify as discontinued operations and are included in the Company's Consolidated Statements of Operations and Comprehensive Income through the dates of sale in 2020. Pre-tax income for these businesses totaled $1.5 million and $1.1 million during the three and six months ended June 27, 2020, respectively.

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
Throughout this Management's Discussion and Analysis (“MD&A”), references to Notes refer to the "Notes To Unaudited Condensed Consolidated Financial Statements" in Part 1, Item 1 of this Form 10-Q, unless otherwise indicated.
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

The Company’s growth and acquisition strategy is interdependent with its social responsibility (ESG) strategy focused on workforce upskilling, product innovation, and environmental preservation including mitigating the impacts of climate change. These are core business issues that ensure the long-term viability of the Company, its customers, suppliers, and communities. The Company has established environmental, social and corporate governance targets embodied in its 2030 Corporate Social Responsibility (“CSR”) strategy that include upskilling 10 million makers and creators, enhancing 500 million lives through purpose driven product innovation, becoming carbon-positive, landfill-free, and reducing water use in water stressed and scarce areas. The carbon positive target includes third-party approved science-based targets to reduce absolute scope 1 and 2 greenhouse gas emissions by greater than 100% by 2030, and to reduce supply chain emissions by 35%. The Company’s CSR strategy considers all life-cycle stages including material procurement from supply chain partners, product design, manufacturing, distribution and transportation, product use, product service and end-of-life. Refer to section "Human Capital Management" in Item 1 Business of the Company’s Form 10-K for the year ended January 2, 2021 for additional information regarding the Company's commitment to upskilling its employees and improving diversity, equity and inclusion.

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

To respond to the volatile and uncertain environment, the Company implemented a comprehensive cost reduction and efficiency program, which delivered approximately $500 million of savings in 2020 and is expected to deliver net savings of approximately $125 million in 2021, primarily realized in the first quarter. Cost actions executed under the program included headcount reductions, furloughs, reduced employee work schedules, a voluntary retirement program, and footprint rationalizations. The Company took steps in 2020 to make some of the cost actions permanent while certain employees were returned to full-time status. This ensured the sustainability of the cost reduction program into 2021 while providing more employment stability for the Company's remaining associates.

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
Certain Items Impacting Earnings
Throughout MD&A, the Company has provided a discussion of its results both inclusive and exclusive of acquisition-related and other charges. The results and measures, including gross profit and segment profit, on a basis excluding these amounts are considered relevant to aid analysis and understanding of the Company’s results and business trends aside from the material impact of these items. These amounts for the second quarter and year-to-date periods of 2021 and 2020 are as follows:
Second Quarter and Year-To-Date 2021
The Company reported approximately $43 million and $73 million in pre-tax charges in the second quarter and year-to-date 2021 periods, respectively, which were comprised of the following:

•$2 million and $7 million for the second quarter and year-to-date 2021 periods, respectively, reducing Gross Profit pertaining to facility-related charges;
•$24 million and $44 million for the second quarter and year-to-date 2021 periods, respectively, in SG&A primarily for functional transformation initiatives;
•$2 million for the year-to-date 2021 period in Other, net primarily related to deal transaction costs;
•$3 million and $4 million net loss for the second quarter and year-to-date 2021 periods, respectively, pertaining to divested businesses; and
•$14 million and $16 million for the second quarter and year-to-date 2021 periods, respectively, in Restructuring charges pertaining to severance and facility closures.
The tax effect on the above charges during the second quarter and year-to-date periods of 2021 was approximately $11 million and $18 million, respectively. In addition, the Company's share of MTD's net earnings included an after-tax charge during both the second quarter and year-to-date 2021 periods of $11 million related primarily to a one-time retroactive duty on imports of a specific component.
The above items resulted in net after-tax charges of approximately $43 million, or $0.27 per diluted share, and $66 million, or $0.41 per diluted share, respectively, for the second quarter and year-to-date 2021 periods.
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
The tax effect on the above charges during the second quarter and year-to-date periods of 2020 was approximately $40 million and $53 million, respectively. The Company also recorded a one-time tax benefit of $119 million in the second quarter of 2020 associated with a supply chain reorganization. In addition, the Company's share of MTD's net earnings included an after-tax charge during the second quarter and year-to-date 2020 periods of $3 million and $4 million, respectively, related primarily to restructuring charges.
The above items resulted in net after-tax charges of approximately $13 million, or $0.08 per diluted share, and $63 million, or $0.41 per diluted share, respectively, for the second quarter and year-to-date 2020 periods.
2021 Outlook
This outlook discussion is intended to provide broad insight into the Company's near-term earnings and cash flow generation prospects. The Company is raising its 2021 diluted earnings per share outlook to $10.80 to $11.20, from $10.15 to $10.55, and its diluted earnings per share range, excluding charges, to $11.35 to $11.65 from $10.70 to $11.00. The Company is also reiterating free cash flow to approximate net income. The primary factors for the increased EPS guidance include stronger organic growth and incremental pricing actions, which are expected to be partially offset by higher expedited transit costs in Tools & Storage and an increase in commodity inflation.

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

Net Sales: Net sales were $4.301 billion in the second quarter of 2021 compared to $3.147 in the second quarter of 2020, representing an increase of 37% driven by a 31% increase in volume, 2% increase in price and favorable foreign currency impacts of 5%, partially offset by a 1% decline related to divestitures. Tools & Storage net sales increased 46% compared to the second quarter of 2020 due to a 38% increase in volume, favorable currency impacts of 5% and a 3% increase in price. Industrial net sales increased 16% compared to the second quarter of 2020 primarily due to increased volume of 13%, favorable currency impacts of 3% and a 1% increase in price, partially offset by a 1% decrease from an Oil & Gas product line divestiture. Net sales in the Security segment increased 16% compared to the second quarter of 2020 driven by increased volume of 13%, favorable impacts from foreign currency of 6% and 1% increases from both price and acquisitions, partially offset by a 5% decline from divestitures.

Net sales were $8.498 billion in the first half of 2021 compared to $6.277 billion in the first half of 2020, representing an increase of 35%, driven by a 30% increase in volume, 2% increase in price and favorable foreign currency impacts of 4%, partially offset by a 1% decline related to divestitures. Tools & Storage net sales increased 47% compared to the first half of 2020 due to a 40% increase in volume, favorable foreign currency impacts of 4% and a 3% increase in price. Industrial net sales increased 14% compared to the first half of 2020 primarily due to increased volume of 10%, favorable currency impacts of 3% and a 2% increase related to the CAM acquisition, partially offset by a 1% decrease from an Oil & Gas product line divestiture. Net sales in the Security segment increased 9% compared to the first half of 2020 driven by a 6% increase in volume, favorable impacts from foreign currency of 5% and a 1% increase from both price and acquisitions, partially offset by a 4% decline from divestitures.

Gross Profit: Gross profit was $1.544 billion, or 35.9% of net sales, in the second quarter of 2021 compared to $1.013 billion, or 32.2% of net sales, in the second quarter of 2020. Acquisition-related and other charges, which reduced gross profit, were

$2.1 million for the three months ended July 3, 2021 and $42.6 million for the three months ended June 27, 2020. Excluding these charges, gross profit was 35.9% of net sales for the three months ended July 3, 2021, compared to 33.5% for the three months ended June 27, 2020, as volume, price, productivity and mix benefits from innovation were partially offset by commodity inflation and higher expedited transit costs required to meet strong demand.

Gross profit was $3.108 billion, or 36.6% of net sales, in the first half of 2021 compared to $2.036 billion, or 32.4% of net sales, in the first half of 2020. Acquisition-related and other charges, which reduced gross profit, were $7.3 million for the six months ended July 3, 2021 and $51.7 million for the six months ended June 27, 2020. Excluding these charges, gross profit was 36.7% of net sales for the six months ended July 3, 2021, compared to 33.3% for the six months ended June 27, 2020. The year-over-year change was primarily driven by savings from the 2020 cost reduction program as well as the factors discussed above that impacted the second quarter of 2021.

SG&A Expenses: SG&A, inclusive of the provision for credit losses, was $901.6 million, or 21.0% of net sales, in the second quarter of 2021, compared to $732.0 million, or 23.3% of net sales, in the second quarter of 2020. Within SG&A, acquisition-related and other charges totaled $23.6 million for the three months ended July 3, 2021 and $79.2 million for the three months ended June 27, 2020. Excluding these charges, SG&A was 20.4% of net sales for the three months ended July 3, 2021, compared to 20.7% for the three months ended June 27, 2020, as strong operating leverage was partially offset by investments in growth initiatives across the businesses.

SG&A, inclusive of the provision for credit losses, was $1.755 billion, or 20.6% of net sales, in the first half of 2021, compared to $1.481 billion, or 23.6% of net sales, in the first half of 2020. Within SG&A, acquisition-related and other charges totaled $43.6 million for the six months ended July 3, 2021 and $109.0 million for the six months ended June 27, 2020. Excluding these charges, SG&A was 20.1% of net sales for the six months ended July 3, 2021, compared to 21.9% for the six months ended June 27, 2020. The year-over-year change was primarily driven by savings from the 2020 cost reduction program as well as the factors discussed above that impacted the second quarter of 2021.

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

Corporate Overhead: The corporate overhead element of SG&A, which is not allocated to the business segments, amounted to $92.4 million, or 2.1% of net sales, in 2021 compared to $78.7 million, or 2.5% of net sales, in 2020. Excluding acquisition-related and other charges of $7.5 million for the three months ended July 3, 2021 and $20.3 million for the three months ended June 27, 2020, the corporate overhead element of SG&A was 2.0% and 1.9%, in the second quarter of 2021 and 2020, respectively. The increase in 2021 compared to 2020 was primarily due to higher employee-related costs.

On a year-to-date basis, the corporate overhead element of SG&A amounted to $168.1 million, or 2.0% of net sales, in 2021 compared to $127.6 million, or 2.0% of net sales, in 2020. Excluding acquisition-related and other charges of $19.1 million for the six months ended July 3, 2021 and $31.8 million for the six months ended June 27, 2020, the corporate overhead element of SG&A was 1.8% and 1.5%, in the first half of 2021 and 2020, respectively. The year-over-year change was primarily due to higher employee-related costs.

Other, net: Other, net amounted to $53.8 million and $86.9 million in the second quarter of 2021 and 2020, respectively. Excluding acquisition-related and other charges of $0.6 million and $19.8 million in the second quarter of 2021 and 2020, respectively, Other, net totaled $53.2 million and $67.1 million, respectively, during these periods.

Other, net amounted to $112.8 million and $161.8 million in the first half of 2021 and 2020, respectively. Excluding acquisition-related and other charges of $2.1 million and $38.7 million in the first half of 2021 and 2020, respectively, Other, net totaled $110.7 million and $123.1 million, respectively, during these periods.

Loss on Sale of Businesses: The Company reported a pre-tax loss on divestitures of $2.6 million and $3.6 million for the three and six months ended July 3, 2021, respectively.

Interest, net: Net interest expense was $43.8 million in the second quarter of 2021 compared to $54.8 million in the second quarter of 2020. On a year-to-date basis, net interest expense was $88.4 million in 2021 compared to $104.4 million in 2020. The year-over-year decrease was primarily driven by lower U.S. interest rates and lower average balances relating to the Company's commercial paper borrowings, partially offset by lower interest income due to a decline in rates.

Income Taxes: The Company recognized income tax expense of $73.7 million and $193.2 million for the three and six months ended July 3, 2021, respectively, resulting in effective tax rates of 14.0% and 17.1%. Excluding the impacts of the acquisition-related and other charges, the effective tax rates were 14.8% and 17.5% for the three and six months ended July 3, 2021, respectively. These effective tax rates differ from the U.S. statutory tax rate primarily due to tax on foreign earnings, the re-measurement of uncertain tax position reserves, the re-measurement of the deferred tax assets and liabilities due to foreign corporate income tax rate changes, and the tax benefit of equity-based compensation.

The Company recognized income tax benefit of $117.3 million and $104.4 million for the three and six months ended June 27, 2020, respectively, resulting in effective tax rates of (105.6)% and (40.6)%. In the second quarter of 2020, as a result of initiating a supply chain reorganization, the Company recorded a one-time benefit of $118.8 million to reverse a deferred tax liability previously established related to certain unremitted earnings of foreign subsidiaries not permanently reinvested. Excluding the impacts of this one-time benefit and the acquisition-related and other charges, the effective tax rates were 15.0% and 13.9% for the three and six months ended June 27, 2020, respectively. These effective tax rates differ from the U.S. statutory tax rate primarily due to tax on foreign earnings, the re-measurement of uncertain tax position reserves, an intra-entity transfer of certain intellectual property rights, and the tax benefit of equity-based compensation.

Business Segment Results
The Company’s reportable segments are aggregations of businesses that have similar products, services and end markets, among other factors. The Company utilizes segment profit, which is defined as net sales minus cost of sales and SG&A inclusive of the provision for credit losses (aside from corporate overhead expense), and segment profit as a percentage of net sales to assess the profitability of each segment. Segment profit excludes the corporate overhead expense element of SG&A, other, net (inclusive of intangible asset amortization expense), loss on sales of businesses, restructuring charges, interest expense, interest income, income taxes and share of net earnings or losses of equity method investment. Corporate overhead is comprised of world headquarters facility expense, cost for the executive management team and expenses pertaining to certain centralized functions that benefit the entire Company but are not directly attributable to the businesses, such as legal and corporate finance functions. Refer to Note O, Restructuring Charges, for the amount of restructuring charges attributable to each segment.
The Company's operations are classified into three reportable business segments, which also represent its operating segments: Tools & Storage, Industrial and Security.
Tools & Storage:

	Second Quarter		Year-to-Date
(Millions of Dollars)	2021	2020	2021	2020
Net sales	$3,196.5	$2,197.2	$6,259.4	$4,268.0
Segment profit	$635.1	$345.1	$1,286.4	$579.9
% of Net sales	19.9%	15.7%	20.6%	13.6%

Tools & Storage net sales increased $999.3 million, or 46%, in the second quarter of 2021 compared to the second quarter of 2020. Sales volume increased by 38%, while foreign currency and price increased sales by 5% and 3%, respectively. All regions delivered extraordinary organic growth and share gain with organic growth in North America, Europe and emerging markets of 30%, 63% and 85%, respectively. All markets benefited from industry-leading innovation and strong professional demand, coupled with secular shifts related to the consumer reconnection with the home and garden, outdoor product electrification and eCommerce. North America growth reflected stronger retail sales as well as a strong performance in the commercial and industrial channels. Point-of-sale demand remained at robust levels in U.S. retail and channel inventory ended below normalized levels. Europe delivered growth in all regions driven by an expansion in commercial, retail brick and mortar and eCommerce channels. Emerging markets growth was due to higher construction-related demand with all regions contributing.

Tools & Storage net sales increased $1,991.4 million, or 47%, in the first half of 2021 compared to the first half of 2020. Sales volume increased by 40%, while foreign currency and price increased sales by 4% and 3%, respectively. All regions saw extraordinary organic growth and share gain with organic growth in North America, Europe and emerging markets of 35%, 55% and 75%, respectively. The year-over-year change was primarily driven by the same factors that impacted the second quarter of 2021, as discussed above.

Segment profit for the second quarter of 2021 was $635.1 million, or 19.9% of net sales, compared to $345.1 million, or 15.7% of net sales, in the second quarter of 2020. Excluding acquisition-related and other charges of $9.2 million and $28.4 million for the three months ended July 3, 2021 and June 27, 2020, respectively, segment profit was 20.2% of net sales in the second quarter of 2021 and 17.0% in the second quarter of 2020, as volume, price, productivity and benefits from innovation were partially offset by commodity inflation, higher expedited transit costs required to serve strong demand and new growth investments.

Segment profit for the first half of 2021 was $1.286 billion, or 20.6% of net sales, compared to $579.9 million, or 13.6% of net sales, in the first half of 2020. Excluding acquisition-related and other charges of $13.4 million and $31.5 million for the six months ended July 3, 2021 and June 27, 2020, respectively, segment profit was 20.8% of net sales in the first half of 2021 and 14.3% in the first half of 2020. The year-over-year change was primarily driven by benefits from the 2020 cost savings program as well as the factors discussed above that impacted the second quarter of 2021.
Industrial:

	Second Quarter		Year-to-Date
(Millions of Dollars)	2021	2020	2021	2020
Net sales	$602.2	$517.5	$1,259.9	$1,108.2
Segment profit	$62.4	$5.1	$163.6	$72.9
% of Net sales	10.4%	1.0%	13.0%	6.6%

Industrial net sales increased $84.7 million, or 16%, in the second quarter of 2021 compared to the second quarter of 2020, as increases of 13% from volume, 3% from favorable currency and 1% from price were partially offset by a 1% decline related to an Oil & Gas product line divestiture. Engineered Fastening organic growth was up 26% as strong automotive and general industrial markets were partially offset by weaker aerospace demand in addition to automotive OEM production impacts from the global semiconductor shortage. Infrastructure organic revenues declined 11% due to dramatically reduced Oil & Gas pipeline project activity, which muted the 16% growth in Attachment Tools.

On a year-to-date basis, Industrial net sales increased $151.7 million, or 14%, in the first half of 2021 compared to the first half of 2020, as increases of 10% from volume, 3% from favorable currency and 2% from acquisitions were partially offset by a 1% decline related to an Oil & Gas product line divestiture. Engineered Fastening organic revenues increased 16% and Infrastructure organic revenues decreased 7% primarily due to the same factors that impacted the second quarter of 2021, as discussed above.

Industrial segment profit for the second quarter of 2021 totaled $62.4 million, or 10.4% of net sales, compared to $5.1 million, or 1.0% of net sales, in the corresponding 2020 period. Excluding acquisition-related and other charges of $3.0 million and $40.6 million for the three months ended July 3, 2021 and June 27, 2020, respectively, segment profit amounted to 10.9% of net sales in the second quarter of 2021 compared to 8.8% in the second quarter of 2020 as the benefits from volume, price and productivity were partially offset by commodity inflation, growth investments and troughing markets in oil & gas and aerospace.
Year-to-date segment profit for the first half of 2021 totaled $163.6 million, or 13.0% of net sales, compared to $72.9 million, or 6.6% of net sales, in the corresponding 2020 period. Excluding acquisition-related and other charges of $6.6 million and $51.0 million for the six months ended July 3, 2021 and June 27, 2020, respectively, segment profit amounted to 13.5% of net sales in the first half of 2021 compared to 11.2% in the first half of 2020. The year-over-year change was primarily driven by benefits from the 2020 cost savings program as well as the factors discussed above that impacted the second quarter of 2021.
Security:

	Second Quarter		Year-to-Date
(Millions of Dollars)	2021	2020	2021	2020
Net sales	$502.2	$432.7	$978.7	$900.6
Segment profit	$36.9	$9.2	$71.5	$30.1
% of Net sales	7.3%	2.1%	7.3%	3.3%

Security net sales increased $69.5 million, or 16%, in the second quarter of 2021 compared to the second quarter of 2020, as an increase of 13% from volume, 6% from favorable currency and 1% from both price and acquisitions was partially offset by a 5% decline from divestitures. North America organic growth was 16% driven by strong backlog conversion in commercial electronic security and growth within automatic doors and healthcare. Europe was up 12% organically as new data-driven product solutions supported growth in France and the Nordics.

On a year-to-date basis, net sales increased $78.1 million, or 9%, in the first half of 2021 compared to the first half of 2020, as an increase of 6% from volume, favorable impacts from foreign currency of 5% and a 1% increase from both price and acquisitions was partially offset by a 4% decline from divestitures. North America and Europe organic revenues increased 7% and 8%, respectively, primarily due to the same factors that impacted the second quarter of 2021, as discussed above.
Security segment profit for the second quarter of 2021 was $36.9 million, or 7.3% of net sales, compared to $9.2 million, or 2.1% of net sales, in the corresponding 2020 period. Excluding acquisition-related and other charges of $6.0 million and $32.5 million for the three months ended July 3, 2021 and June 27, 2020, respectively, segment profit amounted to 8.5% of net sales in the second quarter of 2021 compared to 9.6% in the second quarter of 2020, as price and volume gains were partially offset by wage inflation, inefficiencies related to pandemic restrictions and the impact from growth investments.
Year-to-date segment profit for the first half of 2021 was $71.5 million, or 7.3% of net sales, compared to $30.1 million, or 3.3% of net sales, in the corresponding 2020 period. Excluding acquisition-related and other charges of $11.8 million and $46.4 million for the six months ended July 3, 2021 and June 27, 2020, respectively, segment profit amounted to 8.5% of net sales in both the first half of 2021 and 2020.

RESTRUCTURING ACTIVITIES
A summary of the restructuring reserve activity from January 2, 2021 to July 3, 2021 is as follows:

(Millions of Dollars)	January 2, 2021	Net Additions	Usage	Currency	July 3, 2021
Severance and related costs	$87.5	$5.6	$(36.8)	$1.2	$57.5
Facility closures and asset impairments	2.7	10.7	(9.0)	—	4.4
Total	$90.2	$16.3	$(45.8)	$1.2	$61.9
For the three and six months ended July 3, 2021, the Company recognized net restructuring charges of $14.0 million and $16.3 million, respectively, primarily related to severance and facility-related costs. The Company expects to achieve annual net cost savings of approximately $24 million by the end of 2022 related to the restructuring costs incurred during the six months ended July 3, 2021. The majority of the $61.9 million of reserves remaining as of July 3, 2021 is expected to be utilized within the next 12 months.
Segments: The $16 million of net restructuring charges for the six months ended July 3, 2021 includes: $8 million pertaining to the Tools & Storage segment; $2 million pertaining to the Industrial segment; $4 million pertaining to the Security segment; and $2.0 million relating to Corporate.
The $14 million of net restructuring charges for the three months ended July 3, 2021 includes: $6 million pertaining to the Tools & Storage segment; $3 million pertaining to the Industrial segment; $3 million pertaining to the Security segment; and $2.0 million relating to Corporate.
The anticipated annual net cost savings of approximately $24 million related to the 2021 restructuring actions include: $7 million in the Tools & Storage segment; $10 million in the Industrial segment; $6 million in the Security segment; and $1 million in Corporate.

FINANCIAL CONDITION

Liquidity, Sources and Uses of Capital: The Company’s primary sources of liquidity are cash flows generated from operations and available lines of credit under various credit facilities.

Operating Activities: Cash flows provided by operations were $444.4 million in the second quarter of 2021 compared to $328.2 million in the corresponding period of 2020. Year-to-date cash flows provided by operations were $286.6 million compared to cash flows used in operations of $77.0 million in the corresponding period of 2020. The year-over-year change was mainly attributable to increased earnings, partially offset by higher inventory balances to support strong demand in the Tools and Storage segment.

Free Cash Flow: Free cash flow, as defined in the table below, was $339.3 million in the second quarter of 2021 compared to $263.7 million in the corresponding period of 2020. On a year-to-date basis, free cash flow was an inflow of $93.2 million in 2021 compared to an outflow of $224.4 million in 2020, an improvement of $317.6 million. Management considers free cash flow an important indicator of its liquidity, as well as its ability to fund future growth and provide dividends to shareowners, and is useful information for investors. Free cash flow does not include deductions for mandatory debt service, other borrowing activity, discretionary dividends on the Company’s common and preferred stock and business acquisitions, among other items.

	Second Quarter		Year-to-Date
(Millions of Dollars)	2021	2020	2021	2020
Net cash provided by (used in) operating activities	$444.4	$328.2	$286.6	$(77.0)
Less: capital and software expenditures	(105.1)	(64.5)	(193.4)	(147.4)
Free cash flow	$339.3	$263.7	$93.2	$(224.4)
Investing Activities: Cash flows used in investing activities totaled $108.8 million and $56.8 million during the second quarter of 2021 and 2020, respectively, primarily due to capital and software expenditures of $105.1 million and $64.5 million, respectively.

Year-to-date cash flows used in investing activities totaled $256.7 million in 2021 primarily due to capital and software expenditures of $193.4 million and net investment hedge settlements of $52.6 million. Cash flows used in investing activities totaled $1.421 billion in the first half of 2020, primarily due to the CAM acquisition of $1.302 billion, net of cash acquired, and capital and software expenditures of $147.4 million.

Financing Activities: Cash flows used in financing activities totaled $853.3 million in the second quarter of 2021 primarily driven by the Series C Preferred Stock redemption and conversion for $750.0 million and cash dividend payments on common stock of $111.6 million. Cash flows used in financing activities totaled $391.5 million in the second quarter of 2020 primarily driven by net payments on short-term borrowings under the Company's commercial paper program of $980.8 million and cash dividend payments of $105.8 million, partially offset by proceeds from issuances of common stock of $756.7 million.

Year-to-date cash flows used in financing activities totaled $948.3 million in the first half of 2021 primarily driven by the Series C Preferred Stock redemption and conversion for $750.0 million, cash dividend payments on common stock of $221.7 million, partially offset by proceeds from issuances of common stock of $100.4 million. Cash flows provided by financing activities totaled $2.084 billion in the first half of 2020 primarily driven by net proceeds from debt issuances of $1.483 billion, proceeds from issuances of common stock of $801.3 million and net short-term borrowings under the Company's commercial paper program of $371.1 million, partially offset by the Craftsman deferred purchase price payment of $250.0 million and cash dividend payments of $211.4 million.

Credit Ratings & Liquidity:
The Company maintains strong investment grade credit ratings from the major U.S. rating agencies on its senior unsecured debt (S&P A, Fitch A-, Moody's Baa1), and its commercial paper program (S&P A-1, Fitch F1, Moody's P-2). There were no changes to any of the Company's credit ratings during the first half of 2021, however, S&P and Fitch have revised their outlook to 'stable' from 'negative' as a result of the Company's strong performance during the COVID-19 pandemic. Failure to maintain strong investment grade credit rating levels could adversely affect the Company’s cost of funds, liquidity and access to capital markets, but would not have an adverse effect on the Company’s ability to access its existing committed credit facilities.

Cash and cash equivalents totaled $440 million as of July 3, 2021, comprised of $206 million in the U.S. and $234 million in foreign jurisdictions. As of January 2, 2021, cash and cash equivalents totaled $1.381 billion, comprised of $1.119 billion in the U.S. and $262 million in foreign jurisdictions.

As a result of the Tax Cuts and Jobs Act (the “Act”), the Company's tax liability related to the one-time transition tax associated with unremitted foreign earnings and profits totaled $290 million at July 3, 2021. The Act permits a U.S. company to elect to pay the net tax liability interest-free over a period of up to eight years. The Company has considered the implications of paying the required one-time transition tax and believes it will not have a material impact on its liquidity.

The Company has a $3.0 billion commercial paper program which includes Euro denominated borrowings in addition to U.S. Dollars. As of July 3, 2021 and January 2, 2021, the Company had no borrowings outstanding.

The Company has a five-year $2.0 billion committed credit facility (the “5-Year Credit Agreement”). Borrowings under the 5-Year Credit Agreement may be made in U.S. Dollars, Euros or Pounds Sterling. A sub-limit amount of $653.3 million is designated for swing line advances which may be drawn in Euros pursuant to the terms of the 5-Year Credit Agreement. Borrowings bear interest at a floating rate plus an applicable margin dependent upon the denomination of the borrowing and specific terms of the 5-Year Credit Agreement. The Company must repay all advances under the 5-Year Credit Agreement by the earlier of September 12, 2023 or upon termination. The 5-Year Credit Agreement is designated to be a liquidity back-stop for the Company's $3.0 billion U.S. Dollar and Euro commercial paper program. As of July 3, 2021, and January 2, 2021, the Company had not drawn on its five-year committed credit facility.

The Company has a 364-Day $1.0 billion committed credit facility (the "364-Day Credit Agreement"). Borrowings under the 364-Day Credit Agreement may be made in U.S. Dollars or Euros and bear interest at a floating rate plus an applicable margin dependent upon the denomination of the borrowing and pursuant to the terms of the 364-Day Credit Agreement. The Company must repay all advances under the 364-Day Credit Agreement by the earlier of September 8, 2021 or upon termination. The Company may, however, convert all advances outstanding upon termination into a term loan that shall be repaid in full no later than the first anniversary of the termination date provided that the Company, among other things, pays a fee to the administrative agent for the account of each lender. The 364-Day Credit Agreement serves as part of the liquidity back-stop for the Company’s $3.0 billion U.S. Dollar and Euro commercial paper program previously discussed. As of July 3, 2021, and January 2, 2021, the Company had not drawn on its 364-Day committed credit facility.

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

In November 2019, the Company issued 7,500,000 Equity Units with a total notional value of $750 million ("2019 Equity Units"). Each unit has a stated amount of $100 and initially consisted of a three-year forward stock purchase contract ("2022 Purchase Contracts") for the purchase of a variable number of shares of common stock, on November 15, 2022, for a price of $100, and a 10% beneficial ownership interest in one share of 0% Series D Cumulative Perpetual Convertible Preferred Stock, without par, with a liquidation preference of $1,000 per share ("Series D Preferred Stock"). The Company received approximately $735 million in cash proceeds from the 2019 Equity Units, net of offering expenses and underwriting costs and commissions, and issued 750,000 shares of Series D Preferred Stock, recording $750 million in preferred stock. The proceeds were used, together with cash on hand, to redeem the 2052 Junior Subordinated Debentures in December 2019. The Company also used $19 million of the proceeds to enter into capped call transactions utilized to hedge potential economic dilution. On and after November 15, 2022, the Series D Preferred Stock may be converted into common stock at the option of the holder. At the election of the Company, upon conversion, the Company may deliver cash, common stock, or a combination thereof. On or after December 22, 2022, the Company may elect to redeem for cash, all or any portion of the outstanding shares of the Series D Preferred Stock at a redemption price equal to 100% of the liquidation preference, plus any accumulated and unpaid dividends. If the Company calls the Series D Preferred Stock for redemption, holders may convert their shares immediately preceding the redemption date. Upon settlement of the 2022 Purchase Contracts, the Company will receive additional cash proceeds of $750 million. The Company pays the holders of the 2022 Purchase Contracts quarterly contract adjustment payments, which commenced February 15, 2020. As of July 3, 2021, the present value of the contract adjustment payments was approximately $57 million.

In March 2018, the Company purchased from a financial institution “at-the-money” capped call options with an approximate term of three years, on 3.2 million shares of its common stock (subject to customary anti-dilution adjustments) for an aggregate premium of $57 million. In February 2020, the Company net-share settled 0.6 million of the 3.2 million capped call options on its common stock and received 61,767 shares using an average reference price of $162.26 per common share. On June 9, 2020, the Company amended the 2018 capped call options to align with and offset the potential economic dilution associated with the common shares issuable upon conversion of the remarketed Series C Preferred Stock, as further discussed below. Subsequent to the amendment, the capped call options had an initial lower strike price of $148.34 and an upper strike price of $165.00, which was approximately 30% higher than the closing price of the Company's common stock on June 9, 2020. During the second quarter of 2021, the Company net-share settled the remaining capped call options on its common stock and received 344,004 shares using an average reference price of $209.80 per common share.

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

In May 2020, the Company successfully remarketed the Series C Preferred Stock. The remarketing generated cash proceeds of $750 million which were applied to settle the holders' stock purchase contract obligations, resulting in the Company issuing 5,463,750 common shares. Holders of the remarketed Series C Preferred Stock are entitled to receive cumulative dividends, if declared by the Board of Directors, at an initial fixed rate equal to 5.0% per annum of the $1,000 per share liquidation preference (equivalent to $50.00 per annum per share). In connection with the remarketing, the conversion rate was reset to 6.7352 shares of the Company's common stock, which was equivalent to a conversion price of approximately $148.47 per share. On and after May 15, 2020, the Series C Preferred Stock may be converted into common stock at the option of the holder. The Company did not have the right to redeem the Series C Preferred Stock prior to May 15, 2021. On April 28, 2021, the Company informed holders that it would redeem all outstanding shares of the Series C Preferred Stock on June 3, 2021 (the “Redemption Date”) at $1,002.50 per share in cash (the “Redemption Price”), which was equal to 100% of the liquidation preference of a share of Series C Preferred Stock, plus accumulated and unpaid dividends to, but excluding, the Redemption Date. If a holder elected to convert its shares of Series C Preferred Stock prior to the Redemption Date, the Company elected a combination settlement with a specified cash amount of $1,000 per share. In June 2021, the Company redeemed the Series C Preferred Stock and settled all conversions, paying $750 million in cash and issuing 1,469,055 common shares.

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

OTHER MATTERS
Critical Accounting Estimates: There have been no significant changes in the Company’s critical accounting estimates during the second quarter of 2021.
Refer to the “Other Matters” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Form 10-K for the year ended January 2, 2021 for a discussion of the Company’s critical accounting estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no significant change in the Company’s exposure to market risk during the second quarter of 2021. Refer to the Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Form 10-K for the year ended January 2, 2021 for further discussion.

ITEM 4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and its President and Chief Financial Officer, the Company has, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined under Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer and its President and Chief Financial Officer have concluded that, as of July 3, 2021, the Company’s disclosure controls and procedures are effective. There has been no change in the Company’s internal control over financial reporting that occurred during the second quarter of 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Important factors that could cause the Company's actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in its forward-looking statements include, among others, the following: (i) successfully developing, marketing and achieving sales from new products and services and the continued acceptance of current products and services; (ii) macroeconomic factors, including global and regional business conditions (such as Brexit), commodity prices, inflation and deflation, and currency exchange rates; (iii) laws, regulations and governmental policies affecting the Company's activities in the countries where it does business, including those related to tariffs, taxation, data privacy, anti-bribery, anti-corruption, government contracts and trade controls such as section 301 tariffs and section 232 steel and aluminum tariffs; (iv) the economic, political, cultural and legal environment of emerging markets, particularly Latin America, Russia, China and Turkey; (v) realizing the anticipated benefits of mergers, acquisitions, joint ventures, strategic alliances or divestitures; (vi) pricing pressure and other changes within competitive markets; (vii) availability and price of raw materials, component parts, freight, energy, labor and sourced finished goods; (viii) the impact the tightened credit markets and change to LIBOR and other benchmark rates may have on the Company or its customers or suppliers; (ix) the extent to which the Company has to write off accounts receivable or assets or experiences supply chain disruptions in connection with bankruptcy filings by customers or suppliers; (x) the Company's ability to identify and effectively execute productivity improvements and cost reductions; (xi) potential business and distribution disruptions, including those related to physical security threats, information technology or cyber-attacks, epidemics, pandemics, sanctions, political unrest, war, terrorism or natural disasters; (xii) the continued consolidation of customers, particularly in consumer channels and the Company’s continued reliance on significant customers; (xiii) managing franchisee relationships; (xiv) the impact of poor weather conditions and climate change; (xv) maintaining or improving production rates in the Company's manufacturing facilities, responding to significant changes in customer preferences, product demand and fulfilling demand for new and existing products, and learning, adapting and integrating new technologies into products, services and processes; (xvi) changes in the competitive landscape in the Company's markets; (xvii) the Company's non-U.S. operations, including sales to non-U.S. customers; (xviii) the impact from demand changes within world-wide markets associated with homebuilding and remodeling; (xix) potential adverse developments in new or pending litigation and/or government investigations; (xx) the incurrence of debt and changes in the Company's ability to obtain debt on commercially reasonable terms and at competitive rates; (xxi) substantial pension and other postretirement benefit obligations; (xxii) potential regulatory liabilities, including environmental, privacy, data breach, workers compensation and product liabilities; (xxiii) attracting and retaining key employees, managing a workforce in many jurisdictions, work stoppages or other labor disruptions; (xxiv) the Company's ability to keep abreast with the pace of technological change; (xxv) changes in accounting estimates; (xxvi) the Company’s ability to protect its intellectual property rights and associated reputational impacts; (xxvii) the continued adverse effects of the COVID-19 pandemic and an indeterminate recovery period; (xxviii) the possibility that the Company does not exercise its option to acquire the remaining stake in MTD; and (xxix) if the Company does exercise its option, the possibility that the Company does not achieve the intended financial benefits from the acquisition of MTD.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
The following table provides information about the Company’s purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the three months ended July 3, 2021:

2021	Total Number Of Shares Purchased (a)	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of A Publicly Announced Plan Or Program	Maximum Number Of Shares That May Yet Be Purchased Under The Program (b)
April 4 - May 8	8,322	$202.96	—	20,000,000
May 9 - June 5	—	—	—	20,000,000
June 6 - July 3	3,414	206.20	—	20,000,000
Total	11,736	$203.90	—	20,000,000
(a)The shares of common stock in this column were deemed surrendered to the Company by participants in various benefit plans of the Company to satisfy the participants’ taxes related to vesting or delivery of time-vesting restricted share units under those plans.
(b)On April 23, 2021, the Board of Directors approved a new repurchase program of up to 20.0 million shares of the Company's common stock and terminated the previously approved repurchase program. As of July 3, 2021, the authorized shares available for repurchase under the new program totaled 20.0 million shares. The repurchase program does not have an expiration date. In the second quarter of 2021, the Company net-share settled capped call options and received 344,004 shares. This transaction was completed under the previously approved repurchase program. The currently authorized shares available for repurchase do not include approximately 3.6 million shares reserved and authorized for purchase under the Company’s previously approved repurchase program relating to a forward share purchase contract entered into in March 2015. Refer to Note J, Equity Arrangements, of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 for further discussion.

ITEM 6. EXHIBITS

(11)	Statement re-computation of per share earnings (the information required to be presented in this exhibit appears in Note C to the Company’s Unaudited Condensed Consolidated Financial Statements set forth in this Quarterly Report on Form 10-Q).

(31)(i)(a)	Certification by Chief Executive Officer pursuant to Rule 13a-14(a).

(i)(b)	Certification by President and Chief Financial Officer pursuant to Rule 13a-14(a).

(32)(i)	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(ii)	Certification by President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	The following materials from Stanley Black & Decker Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 3, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive Income for the three and six months ended July 3, 2021 and June 27, 2020; (ii) Condensed Consolidated Balance Sheets at July 3, 2021 and January 2, 2021; (iii) Condensed Consolidated Statements of Cash Flows for the three and six months ended July 3, 2021 and June 27, 2020; (iv) Consolidated Statements of Changes in Shareowners' Equity for the three and six months ended July 3, 2021 and June 27, 2020; and (v) Notes to Unaudited Condensed Consolidated Financial Statements**.

(104)	The cover page of Stanley Black & Decker Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 3, 2021, formatted in iXBRL (included within Exhibit 101 attachments).

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANLEY BLACK & DECKER, INC.

Date:	July 27, 2021	By:	/s/ DONALD ALLAN, JR.
Donald Allan, Jr.
President and Chief Financial Officer