Form 10-K/A
period 2021-01-02
STANLEY BLACK & DECKER, INC.
filed 2022-01-31
CIK 93556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2021 annual meeting of shareholders (the "2021 Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K/A where indicated. The 2021 Proxy Statement was filed with the U.S. Securities Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

EXPLANATORY NOTE

Stanley Black & Decker, Inc. (“the Company”) filed its Annual Report on Form 10-K for the fiscal year ended January 2, 2021 with the U.S. Securities and Exchange Commission (“SEC”) on February 18, 2021 (the “Original Form 10-K”). This Amendment No. 1 on Form 10-K (this "Amendment" or "Form 10-K/A") is being filed to restate certain information in the Company's previously issued consolidated financial statements for the fiscal years ended January 2, 2021, December 28, 2019, and December 29, 2018, as well as the summarized unaudited interim financial information for each of the quarters during the years ended January 2, 2021 and December 28, 2019 (collectively, the "Affected Periods"), contained in the Original Form 10-K (the “Restatement”).

Background of Restatement

Subsequent to the filing of the Original Form 10-K, the Company received comments from the SEC Staff regarding its accounting for equity units issued in May 2017 and November 2019 (the “Equity Units”), which were comprised of forward stock purchase contracts and convertible preferred stock. Upon further reflection on the comments received from the SEC Staff and the nature of the Equity Units, the Company determined that errors were made in its original accounting conclusions related to: (a) accounting for the forward stock purchase contracts and convertible preferred stock as separate units of account, and (b) applying the treasury stock method to the shares associated with the forward stock purchase contracts for purposes of calculating diluted earnings per share.

Based on the Company's correspondence with the SEC Staff, the Company re-evaluated its accounting assessment and concluded that the Equity Units should be accounted for as one unit of account based on the economic linkage between the forward stock purchase contracts and convertible preferred stock as well as the Company’s assessment of the applicable accounting guidance relating to combining freestanding instruments. The Equity Units represent mandatorily convertible preferred stock. Accordingly, the shares associated with the combined instrument should be reflected in diluted earnings per share using the if-converted method.

On January 24, 2022, the Company's management and the audit committee of the Company's Board of Directors concluded that the previously issued financial statements during the Affected Periods should be restated. In this Amendment, the Company has restated its basic and diluted earnings per share, as applicable, and the related diluted earnings per share impacts disclosed in this Form 10-K/A, as a result of accounting for the Equity Units as a combined instrument. The shares underlying the forward stock purchase contracts have been included in the denominator of the Company’s diluted earnings per share utilizing the if-converted method, which represents a correction of an error of previously applying the treasury stock method. The Company also corrected the classification of certain amounts in the consolidated balance sheets, statements of cash flows and statements of changes in shareowners' equity to reflect the forward stock purchase contracts and convertible preferred stock as one unit of account, which represents a correction of an error of previously accounting for the instruments as two units of account. The corrections have no impact on the Company’s net earnings, total assets, cash flows from operations or business segment information.

Internal Control Considerations

In connection with the Restatement, management has concluded that the Company had material weaknesses in its internal control over financial reporting as of January 2, 2021, related to its accounting for the Equity Units. For a discussion of management’s considerations of the Company’s disclosures controls and procedures, internal controls over financial reporting, and material weaknesses identified, refer to Controls and Procedures in Part II, Item 9A.

Items Amended in this Amendment

This Amendment sets forth the Original Form 10-K, as modified and superseded where necessary to reflect the Restatement and the related internal control considerations. Accordingly, the following items included in the Original Form 10-K have been amended:

•Part I, Item 1.A, Risk Factors
•Part II, Item 6, Selected Financial Data
•Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations
•Part II, Item 8, Financial Statements and Supplementary Data
•Part II, Item 9A, Controls and Procedures
•Part IV, Item 15, Exhibits and Financial Statement Schedules

Additionally, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company is including with this Amendment currently dated certifications from its Chief Executive Officer and President and Chief Financial Officer. These certifications are filed or furnished, as applicable, as Exhibits 31.1(a), 31.1(b), 32.1 and 32.2.

Except as described above, this Amendment does not amend, update or change any other disclosures in the Original Form 10-K. In addition, the information contained in this Amendment does not reflect events occurring after the Original Form 10-K and does not modify or update the disclosures therein, except to reflect the effects of the Restatement. This Amendment should be read in conjunction with the Company’s other filings with the SEC.

FORM 10-K/A
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
Governmental Regulations
The Company's operations are subject to numerous federal, state and local laws and regulations, both within and outside the U.S., in areas such as environmental protection, international trade, data privacy, tax, consumer protection, government contracts, and others. The Company is subject to import and export controls, tariffs, and other trade-related regulations and restrictions in the countries in which it has operations or otherwise does business. These controls, tariffs, regulations, and restrictions have had, and may continue to have, a material impact on the Company's business, including its ability to sell products and to manufacture or source components. Refer to Item 1A. Risk Factors in Part I of this Form 10-K/A for additional information regarding various laws and regulations that affect the Company's business operations.
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
Additional information regarding the Company's Human Capital programs and initiatives is available in the Company's Annual Sustainability Report located under the Social Responsibility section of the Company’s website. The information on the Company’s website is not, and is not intended to be, part of this Form 10-K/A and is not incorporated into this report by reference.
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
Available Information
The Company’s website is located at http://www.stanleyblackanddecker.com. This URL is intended to be an inactive textual reference only. It is not intended to be an active hyperlink to the Company's website. The information on the Company's website is not, and is not intended to be, part of this Form 10-K/A and is not incorporated into this report by reference. The Company makes its Forms 10-K, 10-Q, 8-K and amendments to each available free of charge on its website as soon as reasonably practicable after filing them with, or furnishing them to, the U.S. Securities and Exchange Commission ("SEC").

ITEM 1A. RISK FACTORS

The Company’s business, operations and financial condition are subject to various risks and uncertainties. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K/A, including those risks set forth under the heading entitled "Cautionary Statements Under the Private Securities Litigation Reform Act of 1995" in Item 7, and in other documents that the Company files with the SEC, before making any investment decision with respect to its securities. If any of the risks or uncertainties actually occur or develop, the Company’s business, financial condition, results of operations and future growth prospects could change. Under these circumstances, the trading prices of the Company’s securities could decline, and you could lose all or part of your investment in the Company’s securities.

Except for the New Risk Factor included below, this Item 1A. Risk Factors section in this Annual Report on Form 10-K/A has not been updated to reflect developments occurring subsequent to the Company’s Original Form 10-K, filed with the SEC on February 18, 2021. All risk factors, however, should be considered in context of the New Risk Factor.

New Risk Factor

The Company has identified material weaknesses in its internal control over financial reporting. If not remediated, the Company’s failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in its financial statements and a failure to meet its reporting and financial obligations, each of which could have a material adverse effect on the Company’s financial condition and the trading price of its common stock.

Subsequent to the filing of the Original Form 10-K, management identified material weaknesses in its internal control over financial reporting related to its accounting for the equity units issued in May 2017 and November 2019. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As discussed in Item 9A. Controls and Procedures of this Annual Report on Form 10-K/A, the Company’s management has re-evaluated its assessment of the effectiveness of internal control over financial reporting and its disclosure controls and procedures and concluded that they were not effective as of January 2, 2021.

The Company is committed to remediating its material weaknesses as promptly as possible. Management is in the process of implementing its remediation plan. However, there can be no assurance as to when the material weaknesses will be remediated or that additional material weaknesses will not arise in the future. If the Company is unable to maintain effective internal control over financial reporting, its ability to record, process and report financial information timely and accurately could be adversely affected, which could subject the Company to litigation or investigations, require management resources, increase costs, negatively affect investor confidence and adversely impact its stock price.

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

The Company’s results of operations and earnings may not meet guidance or expectations. The Company may provide public guidance on expected results of operations for future periods. This guidance is comprised of forward-looking statements subject to risks and uncertainties, including the risks and uncertainties described in this Form 10-K/A and in the Company’s other public filings and public statements, and is based necessarily on assumptions the Company makes at the time it provides such guidance. The Company’s guidance may not always be accurate. The Company may also choose to withdraw guidance, as it did in response to the uncertainty of the COVID-19 pandemic. If, in the future, the Company’s results of operations for a particular period do not meet its guidance or the expectations of investment analysts, the Company reduces its guidance for future periods, or the Company withdraws guidance, the market price of the Company’s common stock could decline significantly.

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
As of February 5, 2021, there were 9,029 holders of record of the Company’s common stock. Information required by Item 201(d) of Regulation S-K concerning securities authorized for issuance under equity compensation plans can be found under Item 12 of this Annual Report on Form 10-K/A.
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

(Millions of Dollars, Except Per Share Amounts)	2020 (a) (As Restated) (h)	2019 (b) (As Restated) (h)	2018 (c) (As Restated) (h)	2017 (d) (As Restated) (i)	2016
Net sales	$14,535	$14,442	$13,982	$12,967	$11,594
Net Earnings Attributable to Common Shareowners	$1,210	$954	$603	$1,226	$968
Net Earnings Attributable to Common Shareowners - Diluted	$1,211	$956	$604	$1,226	$968
Earnings per share of common stock:
Basic	$7.85	$6.43	$4.05	$8.19	$6.63
Diluted	$7.46	$6.11	$3.85	$7.88	$6.53
Percent of net sales:
Cost of sales	65.8%	66.7%	65.3%	63.1%	63.2%
Selling, general and administrative(e)	21.3%	21.1%	22.7%	23.1%	22.7%
Other, net	1.8%	1.7%	2.1%	2.1%	1.6%
Restructuring charges	0.6%	1.1%	1.1%	0.4%	0.4%
Interest, net	1.4%	1.6%	1.5%	1.4%	1.5%
Earnings before income taxes and equity interest	8.7%	7.8%	7.3%	11.8%	10.6%
Net Earnings Attributable to Common Shareowners	8.3%	6.6%	4.3%	9.5%	8.3%
Balance sheet data:
Total assets(f)	$23,566	$20,597	$19,408	$19,098	$15,655
Long-term debt, including current maturities	$4,245	$3,180	$3,822	$3,806	$3,806
Stanley Black & Decker, Inc.’s shareowners’ equity	$11,060	$9,136	$7,836	$8,302	$6,374
Ratios:
Total debt to total capital	27.7%	27.8%	34.9%	31.5%	37.4%
Income tax rate	3.3%	14.2%	40.7%	19.7%	21.3%
Common stock data:
Dividends per share	$2.78	$2.70	$2.58	$2.42	$2.26
Equity per basic share at year-end	$70.40	$60.97	$53.07	$55.20	$42.80
Market price per share — high	$190.94	$167.76	$175.91	$170.03	$125.78
Market price per share — low	$72.03	$115.69	$108.45	$115.75	$90.14
Weighted-average shares outstanding (in 000’s):
Basic	154,176	148,365	148,919	149,629	146,041
Diluted	162,427	156,381	156,780	155,573	148,207
Other information:
Average number of employees(g)	62,606	61,755	60,785	57,076	53,231
Shareowners of record at end of year	9,064	9,360	9,727	10,014	10,313

(a)The Company's 2020 results include $400 million of pre-tax charges related to a cost reduction program, loss on extinguishment of debt, inventory step-up charges, deal costs, Security business transformation and margin resiliency initiatives, and a net loss related to the sales of businesses, partially offset by a release of a contingent consideration liability relating to the CAM acquisition. As a result, as a percentage of Net sales, Cost of sales was 49 basis points higher, Selling, general, & administrative was 121 basis points higher, Other, net was 6 basis points higher, Restructuring charges was 57 basis points higher, and Earnings before income taxes and equity interest was 275 basis points lower. The Company also recorded a tax benefit of $211 million, which is comprised of a $119 million one-time tax benefit associated with a supply chain reorganization and a $92 million tax benefit of the above pre-tax charges. In addition, the Company's share of MTD's net earnings included an after-tax charge of approximately $10 million. Overall, the amounts described above resulted in a decrease to the Company's 2020 Net earnings attributable to common shareowners of $199 million (or $1.22 per diluted share).
(b)The Company's 2019 results include $363 million of pre-tax charges related to restructuring, deal and integration costs, loss on extinguishment of debt, Security business transformation and margin resiliency initiatives, and a gain on a sale of a business. As a result, as a percentage of Net sales, Cost of sales was 27 basis points higher, Selling, general, & administrative was 97 basis points higher, Other, net was 21 basis points higher, Restructuring charges was 106 basis points higher, and Earnings before income taxes and equity interest was 251 basis points lower. In addition, the Company's share of MTD's net earnings included an after-tax charge of approximately $24 million. Overall, the amounts described above resulted in a decrease to the Company's 2019 Net earnings attributable to common shareowners of $309 million (or $1.98 per diluted share).
(c)The Company's 2018 results include $450 million of pre-tax charges related to acquisitions, an environmental remediation settlement, a non-cash fair value adjustment, a cost reduction program, an incremental freight charge related to a service provider's bankruptcy, and a loss related to a previously divested business. As a result, as a percentage of Net sales, Cost of sales was 47 basis points higher, Selling, general, & administrative was 113 basis points higher, Other, net was 77 basis points higher, Restructuring charges was 84 basis points higher, and Earnings before income taxes was 322 basis points lower. The Company also recorded a net tax charge of $181 million, which is comprised of charges related to the Tax Cuts and Jobs Act ("the Act"), partially offset by the tax benefit of the above pre-tax charges. Overall, the amounts described above resulted in a decrease to the Company's 2018 Net earnings attributable to common shareowners of $631 million (or $4.03 per diluted share).
(d)The Company's 2017 results include $156 million of pre-tax acquisition-related charges and a $264 million pre-tax gain on sales of businesses, primarily related to the divestiture of the mechanical security businesses. As a result, as a percentage of Net sales, Cost of sales was 36 basis points higher, Selling, general, & administrative was 29 basis points higher, Other, net was 45 basis points higher, Restructuring charges was 11 basis points higher, and Earnings before income taxes was 83 basis points higher. The net tax benefit of the acquisition-related charges and gain on sales of businesses was $7 million. Income taxes for 2017 also includes a one-time net tax charge of $24 million related to the Act. Overall, the acquisition-related charges, gain on sales of businesses, and one-time net tax charge related to the Act resulted in a net increase to the Company's 2017 Net earnings attributable to common shareowners of $91 million (or $0.58 per diluted share).
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
(h)Refer to Note A, Significant Accounting Policies - Restatement, of the Notes to Consolidated Financial Statements in Item 8 for further discussion regarding the impacts of the Restatement.
(i)The Restatement had the following impacts on fiscal year 2017 results: (1) a decrease of $1 million to Net Earnings Attributable to Common Shareowners, (2) a $0.01 decrease to basic earnings per share, (3) a $0.17 decrease to diluted earnings per share, and (4) an increase to weighted-average diluted shares outstanding of approximately 3.1 million shares. Refer to Note A, Significant Accounting Policies - Restatement, of the Notes to Consolidated Financial Statements in Item 8, for further discussion regarding the nature of the Restatement.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Restatement
As discussed in the Explanatory Note to this Annual Report on Form 10-K/A and Note A, Significant Accounting Policies - Restatement, the Company is restating its consolidated financial statements and related financial information for the years ended January 2, 2021, December 28, 2019 and December 29, 2018. The Restatement relates to the correction of basic and diluted earnings per share, as applicable, and the classification of certain amounts in the consolidated balance sheets, statements of cash flows and statements of changes in shareowners’ equity. The corrections have no impact on the Company’s net earnings, total assets, cash flows from operations or business segment information. Furthermore, any forward-looking statements herein are as of the Original Form 10-K filed with the SEC on February 18, 2021. Refer to Note A, Significant Accounting Policies - Restatement, which accompany the financial statements in Item 8 of this Annual Report on Form 10-K/A, for further discussion regarding the restatement impacts. In addition, for further information regarding the matters leading to the restatement and related findings with respect to the Company’s internal control over financial reporting, refer to Item 9A. Controls and Procedures in Part II of this Annual Report on Form 10-K/A.
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
The following discussion and certain other sections of this Annual Report on Form 10-K/A contain statements reflecting the Company’s views about its future performance that constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which the Company operates as well as management’s beliefs and assumptions. Any statements contained herein (including without limitation statements to the effect that Stanley Black & Decker, Inc. or its management “believes,” “expects,” “anticipates,” “plans” and similar expressions) that are not statements of historical fact should be considered forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. There are a number of important factors that could cause actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth, or incorporated by reference, below under the heading “Cautionary Statements Under The Private Securities Litigation Reform Act Of 1995.” The Company does not intend to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.
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

As a result of these actions, the Company continues to believe it is in a strong financial position and has significant flexibility to continue navigating this dynamic period. However, the overall impact of the COVID-19 pandemic on the Company's business, results of operations, or liquidity remains uncertain. Refer to Financial Condition below and Item 1A. Risk Factors in Part I of this Form 10-K/A for further discussion.

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

Certain Items Impacting Earnings

Throughout MD&A, the Company has provided a discussion of the results both inclusive and exclusive of acquisition-related and other charges. The results and measures, including gross profit and segment profit, on a basis excluding these amounts are considered relevant to aid analysis and understanding of the Company's results aside from the material impact of these items. These amounts are as follows:

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
The tax effect on the above net charges was approximately $92 million. The Company also recorded a one-time tax benefit of $119 million associated with a supply chain reorganization. In addition, the Company's share of MTD's net earnings included an after-tax charge of approximately $10 million related primarily to restructuring charges. The amounts above resulted in net after-tax charges of $199 million, or $1.22 per diluted share.

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

The tax effect on the above net charges was approximately $78 million. In addition, the Company's share of MTD's net earnings included an after-tax charge of approximately $24 million primarily related to an inventory step-up adjustment. The amounts above resulted in net after-tax charges of $309 million, or $1.98 per diluted share.

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

The Company also recorded a net tax charge of $181 million, which was comprised of charges related to the Tax Cuts and Jobs Act ("the Act") partially offset by the tax benefit of the above pre-tax charges. The above amounts resulted in net after-tax charges of $631 million, or $4.03 per diluted share.

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

As previously discussed, the COVID-19 pandemic has adversely affected the Company's operations, as well as the operations of its customers, distributors, suppliers and contractors, and has resulted in significant volatility and uncertainty in the markets in which the Company operates. Although the Company experienced a strong demand improvement in the second half of 2020, primarily in its Tools & Storage segment, the long-term impact of the COVID-19 pandemic on the Company's business, results of operations, and liquidity remains uncertain. However, the Company continues to believe it is in a strong financial position as of January 2, 2021 and has significant flexibility to navigate this volatile period as the Company: (a) continues to maintain strong investment grade credit ratings; (b) possesses approximately $1.4 billion of cash on-hand as of January 2, 2021; (c) manages a robust and highly-rated $3.0 billion commercial paper program; and (d) carries $3.0 billion of revolving credit facilities backed by a well-capitalized and diverse bank group. Refer to Item 1A. Risk Factors in Part I of this Form 10-K/A for further discussion of the COVID-19 pandemic.

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

Financing Activities: Cash flows provided by financing activities totaled $616 million in 2020 primarily driven by net proceeds from debt issuances of $2.223 billion, proceeds generated from the remarketing of the Series C Preferred Stock of $750 million and $147 million of proceeds from issuances of common stock, partially offset by payments on long-term debt of $1.154 billion, cash dividend payments on common stock of $432 million, net repayments of short-term borrowings of $343 million under the Company's commercial paper program, and a $250 million Craftsman deferred purchase price payment.

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
Credit Ratings and Liquidity:
The Company maintains strong investment grade credit ratings from the major U.S. rating agencies on its senior unsecured debt (S&P A, Fitch A-, Moody's Baa1), as well as its commercial paper program (S&P A-1, Fitch F1, Moody's P-2). In the second quarter of 2020, S&P and Fitch revised their outlooks to ‘negative’ from ‘stable’ in response to the potential negative economic effects stemming from the COVID-19 pandemic. Refer to Item 1A. Risk Factors in Part I of this Form 10-K/A for further discussion of the risks associated with the ongoing COVID-19 pandemic. Failure to maintain strong investment grade rating levels could adversely affect the Company’s cost of funds, liquidity and access to capital markets, but would not have an adverse effect on the Company’s ability to access its existing committed credit facilities.

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

In November 2019, the Company issued 7,500,000 Equity Units with a total notional value of $750 million ("2019 Equity Units"). Each unit has a stated amount of $100 and initially consists of a three-year forward stock purchase contract ("2022 Purchase Contracts") for the purchase of a variable number of shares of common stock, on November 15, 2022, for a price of $100, and a 10% beneficial ownership interest in one share of 0% Series D Cumulative Perpetual Convertible Preferred Stock, without par, with a liquidation preference of $1,000 per share ("Series D Preferred Stock"). The Company received approximately $735 million in cash proceeds from the 2019 Equity Units, net of offering expenses and underwriting costs and commissions, and issued 750,000 shares of Series D Preferred Stock. The proceeds were used, together with cash on hand, to redeem the 2052 Junior Subordinated Debentures in December 2019, as discussed above. The Company also used $19 million of the proceeds to enter into capped call transactions utilized to hedge potential economic dilution. On and after November 15, 2022, the Series D Preferred Stock may be converted into common stock at the option of the holder. At the election of the Company, upon conversion, the Company may deliver cash, common stock, or a combination thereof. On or after December 22, 2022, the Company may elect to redeem for cash, all or any portion of the outstanding shares of the Series D Preferred Stock at a redemption price equal to 100% of the liquidation preference, plus any accumulated and unpaid dividends. If the Company calls the Series D Preferred Stock for redemption, holders may convert their shares immediately preceding the redemption date. Upon a successful remarketing of the Series D Preferred Stock (the "Remarketed Series D Preferred Stock"), the Company will receive additional cash proceeds of $750 million and issue shares of Remarketed Series D Preferred Stock. The Company pays the holders of the 2022 Purchase Contracts quarterly contract adjustment payments, which commenced February 15, 2020. As of January 2, 2021, the present value of the contract adjustment payments was approximately $76 million.

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

In May 2017, the Company issued 7,500,000 Equity Units with a total notional value of $750 million ("2017 Equity Units"). Each unit has a stated amount of $100 and initially consisted of a three-year forward stock purchase contract ("2020 Purchase Contracts") for the purchase of a variable number of shares of common stock, on May 15, 2020, for a price of $100, and a 10% beneficial ownership interest in one share of 0% Series C Cumulative Perpetual Convertible Preferred Stock, without par, with a liquidation preference of $1,000 per share ("Series C Preferred Stock"). The Company received approximately $727 million in cash proceeds from the 2017 Equity Units, net of underwriting costs and commissions, before offering expenses, and issued 750,000 shares of Series C Preferred Stock. The proceeds were used for general corporate purposes, including repayment of short-term borrowings. The Company also used $25 million of the proceeds to enter into capped call transactions utilized to hedge potential economic dilution.

In May 2020, the Company generated cash proceeds of $750 million from the successful remarketing of the Series C Preferred Stock (the "Remarketed Series C Preferred Stock"), a described more fully in Note J, Capital Stock. Upon completion of the remarketing, the holders of the 2017 Equity Units received 5,463,750 common shares and the Company issued 750,000 shares of Remarketed Series C Preferred Stock. Holders of the Remarketed Series C Preferred Stock are entitled to receive cumulative dividends, if declared by the Board of Directors, at an initial fixed rate equal to 5.0% per annum of the $1,000 per share liquidation preference (equivalent to $50.00 per annum per share). In connection with the remarketing, the conversion rate was reset to 6.7352 shares of the Company's common stock, which is equivalent to a conversion price of approximately $148.47 per share. As of January 2, 2021, due to the customary anti-dilution provisions, the conversion rate was 6.7504, equivalent to a conversion price of approximately $148.14 per share of common stock. Beginning on May 15, 2020, the holders have the option to convert the Remarketed Series C Preferred Stock into common stock. At the election of the Company, upon conversion, the Company may deliver cash, common stock, or a combination thereof. The Company does not have the right to redeem the Remarketed Series C Preferred Stock prior to May 15, 2021. At the election of the Company, on or after May 15, 2021, the Company may redeem for cash, all or any portion of the outstanding shares of the Remarketed Series C Preferred Stock at a redemption price equal to 100% of the liquidation preference, plus any accumulated and unpaid dividends. If the Company calls the Remarketed Series C Preferred Stock for redemption, holders may convert their shares immediately preceding the redemption date.

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
As mentioned above, the Company routinely has cross-border trade and affiliate flows that cause an impact on earnings from foreign exchange rate movements. The Company is also exposed to currency fluctuation volatility from the translation of foreign earnings into U.S. dollars and the economic impact of foreign currency volatility on monetary assets held in foreign currencies. It is more difficult to quantify the transactional effects from currency fluctuations than the translational effects. Aside from the use of derivative instruments, which may be used to mitigate some of the exposure, transactional effects can potentially be influenced by actions the Company may take. For example, if an exposure occurs from a European entity sourcing product from a U.S. supplier it may be possible to change to a European supplier. Management estimates the combined translational and transactional impact, on pre-tax earnings, of a 10% overall movement in exchange rates is approximately $157 million, or approximately $0.81 per diluted share. In 2020, translational and transactional foreign currency fluctuations negatively impacted pre-tax earnings by approximately $73 million, or approximately $0.38 per diluted share.
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

CAUTIONARY STATEMENTS UNDER THE PRIVATE SECURITIES LITIGATION
REFORM ACT OF 1995
This Amendment to the Company's Annual Report on Form 10-K (the "Amendment" or "Form 10-K/A") for the fiscal year ended January 2, 2021 contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including any projections or guidance of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include, among others, the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “anticipate” or any other similar words.

Except with respect to statements in this Form 10-K/A revised or provided to reflect the effects of the Restatement, forward-looking statements herein are as of the Original Form 10-K, filed with the SEC on February 18, 2021, unless specifically stated to be made as of a different date, and the Company has not updated forward-looking statements or information to reflect events occurring after the Original Form 10-K.
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

Additional factors that could cause actual results to differ materially from forward-looking statements are set forth in this Annual Report on Form 10-K/A, including under the heading “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the Consolidated Financial Statements and the related Notes.
Forward-looking statements in this Annual Report on Form 10-K/A speak only as of the date hereof, and forward-looking statements in documents attached that are incorporated by reference speak only as of the date of those documents. The Company does not undertake any obligation to update or release any revisions to any forward-looking statement or to report any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as required by law.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Material Weaknesses in Internal Control Over Financial Reporting
The management of Stanley Black & Decker, Inc. (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined under Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Under the supervision and with the participation of management, including the Chief Executive Officer and the President and Chief Financial Officer, the Company has assessed the effectiveness of its internal control over financial reporting as of the end of the period covered by this report based upon the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control — Integrated Framework (2013 Framework). Based on that assessment, the Chief Executive Officer and the President and Chief Financial Officer concluded that the Company's internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America as of January 2, 2021 due to the material weaknesses in internal control described below.
A material weakness, as defined in Rule 12b-2 under the Exchange Act, is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.
As discussed in the Explanatory Note to this Annual Report on Form 10-K/A and Note A, Significant Accounting Policies - Restatement, of the Notes to Consolidated Financial Statements in Item 8, the Company determined that errors were made in its original accounting conclusions related to equity units issued in May 2017 and November 2019 (the “Equity Units”). The Company determined the errors were the result of the following deficiencies in internal control over financial reporting:
1.The design of its control to consider all the relevant authoritative accounting guidance for financial instruments with debt- and equity-like features; and
2.The design of its control to consider financial instruments with debt- and equity-like features in the calculation of earnings per share.
The Company assessed whether there was a reasonable possibility that a material misstatement would not have been prevented or detected on a timely basis as a result of the above control deficiencies. The first control deficiency could result in a determination that there are two units of account in which the forward stock purchase contracts, when evaluated separately as freestanding instruments, would be precluded from equity classification. As a result, the asset or liability related to the forward stock purchase contracts would be subject to mark-to-market accounting, which would be significantly influenced by factors outside of the Company’s control, including fluctuations in its share price. The second control deficiency resulted in material errors in the calculation of diluted earnings per share previously disclosed in the Company’s historical financial statements. Based on these factors, the Company concluded that the deficiencies noted above each rise to the level of a material weakness.
Remediation of Material Weaknesses
The Company acknowledges that its management is responsible for establishing and maintaining adequate internal control over financial reporting and assessing the effectiveness of its internal controls. The Company is committed to maintaining a strong internal control environment and implementing measures to ensure that the control deficiencies identified above are remediated as soon as possible. Management is in the process of implementing its remediation plan, which includes steps to design and implement new controls and expand education and training related to the accounting considerations for complex financing transactions. The Company will consider the material weakness remediated after the applicable controls operate for a sufficient period of time, and management has concluded, through testing, that the controls are operating effectively.
Evaluation of Disclosure Controls and Procedures
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

As required by Rules 13a-15(b) of the Exchange Act, the Company’s management assessed the effectiveness of its internal control over financial reporting as of January 2, 2021 based upon the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control — Integrated Framework (2013 Framework). Based upon its original evaluation, as previously disclosed in its Annual Report on Form 10-K for the fiscal year ended January 2, 2021 filed with the Securities and Exchange Commission ("SEC") on February 18, 2021, the Company's President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer concluded that its disclosure controls and procedures were effective as of January 2, 2021. Subsequently, and as a result of the material weaknesses identified in internal control over financial reporting, the Company's Chief Executive Officer and its President and Chief Financial Officer have concluded that its disclosure controls and procedures were not effective as of January 2, 2021 to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is reported accurately.
In February 2020, the Company acquired Consolidated Aerospace Manufacturing, LLC ("CAM") for approximately $1.4 billion. Since Stanley Black & Decker, Inc. had not yet fully incorporated the internal controls and procedures of CAM into Stanley Black & Decker, Inc.'s internal control over financial reporting, management excluded this business from its assessment of the effectiveness of internal control over financial reporting as of January 2, 2021. CAM accounted for 6% of Stanley Black & Decker, Inc.'s total assets as of January 2, 2021 and 2% of Stanley Black & Decker, Inc.'s net sales for the year then ended.
Other than those items noted above, there has been no change in the Company’s internal control over financial reporting that occurred during the fiscal year ended January 2, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Refer to Management’s Report On Internal Control Over Financial Reporting on page 66.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT
The information required by this Item, except for certain information with respect to the Company’s Code of Ethics, the identification of the executive officers of the Company and any material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors, as set forth below, is incorporated herein by reference to the information set forth in the section of the Company’s definitive proxy statement (which was filed pursuant to Regulation 14A under the Exchange Act within 120 days after the close of the Company’s fiscal year) under the headings “Information Concerning Nominees for Election as Directors,” and “Board of Directors".

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

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference to the information set forth under the sections entitled "Compensation Discussion & Analysis" and “2020 Executive Compensation” of the Company’s definitive proxy statement, which was filed pursuant to Regulation 14A under the Exchange Act within 120 days after the close of the Company’s fiscal year.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 403 of Regulation S-K is incorporated herein by reference to the information set forth under the sections entitled "Security Ownership of Certain Beneficial Owners," "Security Ownership of Directors and Officers," "Compensation Discussion & Analysis" and “2020 Executive Compensation” of the Company’s definitive proxy statement, which was filed pursuant to Regulation 14A under the Exchange Act within 120 days after the close of the Company's fiscal year.
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Items 404 and 407(a) of Regulation S-K is incorporated by reference to the information set forth under the sections entitled "Corporate Governance," "Director Independence" and "Related Party Transactions" of the Company’s definitive proxy statement, which was filed pursuant to Regulation 14A under the Exchange Act within 120 days after the close of the Company's fiscal year.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 9(e) of Schedule 14A is incorporated herein by reference to the information set forth under the section entitled “Fees of Independent Auditors” of the Company’s definitive proxy statement, which was filed pursuant to Regulation 14A under the Exchange Act within 120 days after the close of the Company's fiscal year.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE
(a) Index to documents filed as part of this report:
1. and 2. Financial Statements and Financial Statement Schedule.
The response to this portion of Item 15 is submitted as a separate section of this report beginning with an index thereto on page 62.
3. Exhibits
See Exhibit Index in this Form 10-K/A on page 131.
(b) See Exhibit Index in this Form 10-K/A on page 131.
(c) The response in this portion of Item 15 is submitted as a separate section of this Form 10-K/A with an index thereto beginning on page 62.

FORM 10-K/A
ITEM 15(a) (1) AND (2)
STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Schedule II — Valuation and Qualifying Accounts is included in Item 15 (page 65).
Management’s Report on Internal Control Over Financial Reporting (page 66).
Report of Independent Registered Public Accounting Firm — Financial Statement Opinion (page 67).
Report of Independent Registered Public Accounting Firm — Internal Control Opinion (page 70).
Consolidated Statements of Operations — fiscal years ended January 2, 2021, December 28, 2019, and December 29, 2018 (page 72).
Consolidated Statements of Comprehensive Income — fiscal years ended January 2, 2021, December 28, 2019, and December 29, 2018 (page 73).
Consolidated Balance Sheets — January 2, 2021 and December 28, 2019 (page 74).
Consolidated Statements of Cash Flows — fiscal years ended January 2, 2021, December 28, 2019, and December 29, 2018 (page 75).
Consolidated Statements of Changes in Shareowners’ Equity — fiscal years ended January 2, 2021, December 28, 2019, and December 29, 2018 (page 77).
Notes to Consolidated Financial Statements (page 78).
Selected Quarterly Financial Data (Unaudited) (page 129).
Consent of Independent Registered Public Accounting Firm (Exhibit 23).
All other schedules are omitted because either they are not applicable or the required information is shown in the financial statements or the notes thereto.

ITEM 16. FORM 10-K/A SUMMARY
Not applicable.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STANLEY BLACK & DECKER, INC.

By:	/s/ James M. Loree
James M. Loree, Chief Executive Officer

Date:	January 31, 2022

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
In February 2020, the Company acquired Consolidated Aerospace Manufacturing, LLC ("CAM") for approximately $1.4 billion. Since Stanley Black & Decker, Inc. had not yet fully incorporated the internal controls and procedures of CAM into Stanley Black & Decker, Inc.'s internal control over financial reporting, management excluded this business from its assessment of the effectiveness of internal control over financial reporting as of January 2, 2021. CAM accounted for 6% of Stanley Black & Decker, Inc.'s total assets as of January 2, 2021 and 2% of Stanley Black & Decker, Inc.'s net sales for the year then ended.
Management has assessed the effectiveness of Stanley Black & Decker, Inc.’s internal control over financial reporting as of January 2, 2021. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control — Integrated Framework (2013 Framework). Management concluded that based on its assessment, and the existence of material weaknesses related to the accounting for equity units issued in May 2017 and November 2019, Stanley Black & Decker, Inc.’s internal control over financial reporting was not effective as of January 2, 2021. Ernst & Young LLP, Registered Public Accounting Firm included in this annual report, has issued an attestation report on the registrant’s internal control over financial reporting, a copy of which appears on page 70.

/s/ James M. Loree
James M. Loree, Chief Executive Officer

/s/ Donald Allan, Jr.
Donald Allan, Jr., President and Chief Financial Officer

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
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 2, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 18, 2021, except for the effect of the material weaknesses described in the second paragraph as to which the date is January 31, 2022, expressed an adverse opinion thereon.

Restatement of 2020, 2019 and 2018 Financial Statements

As discussed in Note A - Restatement to the consolidated financial statements, the 2020, 2019 and 2018 consolidated financial statements have been restated to correct misstatements related to the Equity Units.

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
Hartford, Connecticut
February 18, 2021, except for Note A - Restatement, as to which the date is January 31, 2022

Report of Independent Registered Public Accounting Firm
To the Shareowners and the Board of Directors of Stanley Black & Decker, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Stanley Black & Decker, Inc.’s internal control over financial reporting as of January 2, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weaknesses described below on the achievement of the objectives of the control criteria, Stanley Black & Decker, Inc. (the Company) has not maintained effective internal control over financial reporting as of January 2, 2021, based on the COSO criteria.

In our report dated February 18, 2021, we expressed an unqualified opinion that the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2021, based on the COSO criteria. Management has subsequently identified deficiencies in controls related to (1) the design of its control to consider financial instruments with debt- and equity-like features in the calculation of earnings per share and (2) the design of its control to consider all the relevant authoritative accounting guidance for financial instruments with debt- and equity-like features, and has further concluded that such deficiencies represented material weaknesses as of January 2, 2021. As a result, management has revised its assessment, as presented in the accompanying Management’s Report on Internal Control over Financial Reporting; to conclude that the Company’s internal control over financial reporting was not effective as of January 2, 2021. Accordingly, our present opinion on the effectiveness of January 2, 2021’s internal control over financial reporting as of January 2, 2021, as expressed herein, is different from that expressed in our previous report.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. Management has identified material weaknesses in controls related to (1) the design of its control to consider financial instruments with debt- and equity-like features in the calculation of earnings per share; and (2) the design of its control to consider all the relevant authoritative accounting guidance for financial instruments with debt- and equity-like features.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 2, 2021 and December 28, 2019, the related consolidated statements of operations, comprehensive income, shareowners' equity and cash flows for each of the three fiscal years in the period ended January 2, 2021, and the related notes and schedule listed in the Index at Item 15(a). These material weaknesses were considered in determining the nature timing and extent of audit tests applied in our audit of the 2020 consolidated financial statements, and this report does not affect our report dated February 18, 2021, except for the error correction discussed in Note A - Restatement as to which the date is January 31, 2022, which expressed an unqualified opinion on those financial statements.

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

/s/ Ernst & Young LLP

Hartford, Connecticut
February 18, 2021, except for the effect of the material weaknesses described in the second paragraph above, as to which the date is January 31, 2022

Consolidated Statements of Operations
Fiscal years ended January 2, 2021, December 28, 2019, and December 29, 2018
(Millions of Dollars, Except Per Share Amounts)

	2020	2019	2018
	(As Restated) (1)	(As Restated) (1)	(As Restated) (1)
Net Sales	$14,534.6	$14,442.2	$13,982.4
Costs and Expenses
Cost of sales	$9,566.7	$9,636.7	$9,131.3
Selling, general and administrative	3,048.5	3,008.0	3,143.7
Provision for credit losses	41.1	33.0	28.0
Other, net	262.8	249.1	287.0
Loss (gain) on sales of businesses	13.5	(17.0)	0.8
Restructuring charges	83.0	154.1	160.3
Loss on debt extinguishments	46.9	17.9	—
Interest income	(18.0)	(53.9)	(68.7)
Interest expense	223.1	284.3	277.9
	$13,267.6	$13,312.2	$12,960.3
Earnings before income taxes and equity interest	1,267.0	1,130.0	1,022.1
Income taxes	41.4	160.8	416.3
Net earnings before equity interest	$1,225.6	$969.2	$605.8
Share of net earnings (losses) of equity method investment	9.1	(11.2)	—
Net earnings	$1,234.7	$958.0	$605.8
Less: Net earnings attributable to non-controlling interests	0.9	2.2	0.6
Net earnings attributable to Stanley Black & Decker, Inc.	$1,233.8	$955.8	$605.2
Less: Preferred stock dividends and beneficial conversion feature	24.1	1.8	1.8
Net Earnings Attributable to Common Shareowners	$1,209.7	$954.0	$603.4
Add: Contract adjustment payments accretion	1.7	1.7	0.9
Net Earnings Attributable to Common Shareowners - Diluted	$1,211.4	$955.7	$604.3
Earnings per share of common stock:
Basic	$7.85	$6.43	$4.05
Diluted	$7.46	$6.11	$3.85
(1) See Note A, Significant Accounting Policies - Restatement, for discussion regarding the impacts of the Restatement.
See Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
Fiscal years ended January 2, 2021, December 28, 2019, and December 29, 2018
(Millions of Dollars)

	2020	2019	2018
	(As Restated) (1)	(As Restated) (1)	(As Restated) (1)
Net Earnings Attributable to Common Shareowners	$1,209.7	$954.0	$603.4
Other comprehensive income (loss):
Currency translation adjustment and other	281.9	(36.0)	(373.0)
(Losses) gains on cash flow hedges, net of tax	(48.8)	(27.4)	85.8
(Losses) gains on net investment hedges, net of tax	(24.5)	34.0	59.9
Pension (losses) gains, net of tax	(37.7)	(40.9)	2.1
Other comprehensive income (loss)	$170.9	$(70.3)	$(225.2)
Comprehensive income attributable to common shareowners	$1,380.6	$883.7	$378.2
(1) See Note A, Significant Accounting Policies - Restatement, for discussion regarding the impacts of the Restatement.
See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
January 2, 2021 and December 28, 2019
(Millions of Dollars)

	2020	2019
	(As Restated) (1)	(As Restated) (1)
ASSETS
Current Assets
Cash and cash equivalents	$1,381.0	$297.7
Accounts and notes receivable, net	1,512.2	1,454.6
Inventories, net	2,737.4	2,255.0
Prepaid expenses	370.7	395.4
Other current assets	34.7	53.9
Total Current Assets	6,036.0	4,456.6
Property, Plant and Equipment, net	2,053.8	1,959.5
Goodwill	10,038.1	9,237.5
Customer Relationships, net	1,735.1	1,317.3
Trade Names, net	2,277.3	2,253.6
Other Intangible Assets, net	43.0	51.1
Other Assets	1,383.0	1,321.0
Total Assets	$23,566.3	$20,596.6
LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities
Short-term borrowings	$1.5	$337.3
Current maturities of long-term debt	—	3.1
Accounts payable	2,446.4	2,087.8
Accrued expenses	2,110.4	1,977.5
Total Current Liabilities	4,558.3	4,405.7
Long-Term Debt	4,245.4	3,176.4
Deferred Taxes	568.0	731.2
Post-Retirement Benefits	642.6	609.4
Other Liabilities	2,485.6	2,531.7
Commitments and Contingencies (Notes R and S)
Shareowners’ Equity
Stanley Black & Decker, Inc. Shareowners’ Equity
Preferred stock, without par value: Authorized 10,000,000 shares in 2020 and 2019 Issued and outstanding 1,500,000 shares in 2020 and 2019	1,370.3	1,230.0
Common stock, par value $2.50 per share: Authorized 300,000,000 shares in 2020 and 2019 Issued 176,902,738 shares in 2020 and 2019	442.3	442.3
Retained earnings	7,542.2	6,768.1
Additional paid in capital	4,967.8	4,767.6
Accumulated other comprehensive loss	(1,713.7)	(1,884.6)
ESOP	—	(2.3)
	12,608.9	11,321.1
Less: cost of common stock in treasury (16,150,476 shares in 2020 and 23,396,329 shares in 2019)	(1,549.3)	(2,184.8)
Stanley Black & Decker, Inc. Shareowners’ Equity	11,059.6	9,136.3
Non-controlling interests	6.8	5.9
Total Shareowners’ Equity	11,066.4	9,142.2
Total Liabilities and Shareowners’ Equity	$23,566.3	$20,596.6
(1) See Note A, Significant Accounting Policies - Restatement, for discussion regarding the impacts of the Restatement.
See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
Fiscal years ended January 2, 2021, December 28, 2019, and December 29, 2018
(Millions of Dollars)

	2020	2019	2018
	(As Restated) (1)
Operating Activities:
Net earnings	$1,234.7	$958.0	$605.8
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	376.5	372.8	331.2
Amortization of intangibles	201.6	187.4	175.3
Inventory step-up amortization	29.0	7.4	9.6
Loss (gain) on sales of businesses	13.5	(17.0)	0.8
Loss on debt extinguishments	46.9	17.9	—
Stock-based compensation expense	109.1	88.8	76.5
Provision for credit losses	41.1	33.0	28.0
Share of net (earnings) losses of equity method investment	(9.1)	11.2	—
Deferred tax (benefit) expense	(241.7)	(17.9)	191.1
Other non-cash items	44.7	(13.8)	10.1
Changes in operating assets and liabilities:
Accounts receivable	(39.6)	137.8	(48.8)
Inventories	(401.5)	137.7	(401.6)
Accounts payable	310.4	(169.1)	211.0
Deferred revenue	(0.3)	8.5	1.5
Other current assets	(100.2)	(183.6)	(4.4)
Other long-term assets	(14.0)	(37.3)	28.9
Accrued expenses	381.7	123.6	70.1
Defined benefit liabilities	(40.2)	(47.6)	(44.7)
Other long-term liabilities	79.5	(92.1)	20.5
Net cash provided by operating activities	2,022.1	1,505.7	1,260.9
Investing Activities:
Capital and software expenditures	(348.1)	(424.7)	(492.1)
Sales of assets	19.9	100.1	45.2
Business acquisitions, net of cash acquired	(1,324.4)	(685.4)	(524.6)
Sales of businesses, net of cash sold	59.1	76.6	(3.0)
Purchases of investments	(18.7)	(260.6)	(21.7)
Net investment hedge settlements	41.0	8.0	25.7
Other	(5.9)	(22.6)	(18.6)
Net cash used in investing activities	(1,577.1)	(1,208.6)	(989.1)
Financing Activities:
Payments on long-term debt	(1,154.3)	(1,150.0)	(977.5)
Proceeds from debt issuances, net of fees	2,222.5	496.2	990.0
Net short-term (repayments) borrowings	(342.6)	(18.1)	433.2
Stock purchase contract fees	(59.8)	(40.3)	(40.3)
Purchases of common stock for treasury	(26.2)	(27.5)	(527.1)
Proceeds from issuance of 2019 Equity Units	—	735.0	—
Proceeds from issuance of remarketed preferred stock	750.0	—	—
Premium paid on equity options	—	(19.2)	(57.3)
Premium paid on debt extinguishment	(48.7)	—	—
Proceeds from issuances of common stock	147.0	146.0	38.5
Craftsman deferred purchase price	(250.0)	—	—
Craftsman contingent consideration	(45.9)	—	—
CAM contingent consideration	(94.4)	—	—
Termination of interest rate swaps	(20.5)	(1.0)	(22.7)
Cash dividends on common stock	(431.8)	(402.0)	(384.9)
Cash dividends on preferred stock	(18.8)	—	—
Other	(10.6)	(11.6)	(13.5)
Net cash provided by (used in) financing activities	615.9	(292.5)	(561.6)
Effect of exchange rate changes on cash and cash equivalents	22.8	(1.4)	(53.9)
Change in cash, cash equivalents and restricted cash	1,083.7	3.2	(343.7)
Cash, cash equivalents and restricted cash, beginning of year	314.6	311.4	655.1
Cash, cash equivalents and restricted cash, end of year	$1,398.3	$314.6	$311.4

The following table provides a reconciliation of the cash, cash equivalents and restricted cash balances as of January 2, 2021 and December 28, 2019, as shown above:

	January 2, 2021	December 28, 2019
Cash and cash equivalents	$1,381.0	$297.7
Restricted cash included in Other current assets	17.3	16.9
Cash, cash equivalents and restricted cash	$1,398.3	$314.6
(1) See Note A, Significant Accounting Policies - Restatement, for discussion regarding the impacts of the Restatement.

See Notes to Consolidated Financial Statements.

Consolidated Statements of Changes in Shareowners’ Equity
Fiscal years ended January 2, 2021, December 28, 2019, and December 29, 2018
(Millions of Dollars, Except Per Share Amounts)

	Preferred Stock	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	ESOP	Treasury Stock	Non- Controlling Interests	Shareowners’ Equity
	(As Restated) (1)		(As Restated) (1)	(As Restated) (1)			(As Restated) (1)		(As Restated) (1)
Balance December 30, 2017	$606.1	$442.3	$4,788.2	$5,997.6	$(1,589.1)	$(18.8)	$(1,924.1)	$2.8	$8,305.0
Net earnings				605.2				0.6	605.8
Other comprehensive loss					(225.2)				(225.2)
Cash dividends declared — $2.58 per share				(384.9)					(384.9)
Issuance of common stock (941,854 shares)			(41.4)				79.9		38.5
Repurchase of common stock (3,677,435 shares)							(527.1)		(527.1)
Non-controlling interest buyout								0.3	0.3
Premium paid on equity option			(57.3)						(57.3)
Stock-based compensation related			76.5						76.5
ESOP						8.3			8.3
Beneficial conversion feature	1.8			(1.8)					—
Balance December 29, 2018	$607.9	$442.3	$4,766.0	$6,216.1	$(1,814.3)	$(10.5)	$(2,371.3)	$3.7	$7,839.9
Net earnings				955.8				2.2	958.0
Other comprehensive loss					(70.3)				(70.3)
Cash dividends declared — $2.70 per share				(402.0)					(402.0)
Issuance of common stock (2,391,336 shares)			(68.0)				214.0		146.0
Repurchase of common stock (187,377 shares)							(27.5)		(27.5)
Issuance of preferred stock (750,000 shares)	620.3								620.3
Premium paid on equity option			(19.2)						(19.2)
Stock-based compensation related			88.8						88.8
ESOP						8.2			8.2
Beneficial conversion feature	1.8			(1.8)					—
Balance December 28, 2019	$1,230.0	$442.3	$4,767.6	$6,768.1	$(1,884.6)	$(2.3)	$(2,184.8)	$5.9	$9,142.2
Net earnings				1,233.8				0.9	1,234.7
Other comprehensive income					170.9				170.9
Cash dividends declared — $2.78 per common share				(431.8)					(431.8)
Cash dividends declared — $50.00 per annum per preferred share				(23.4)					(23.4)
Issuance of common stock (2,010,644 shares)			(32.1)				179.1		147.0
Repurchase of common stock (228,541 shares)			10.0				(36.2)		(26.2)
Conversion of original Series C Preferred Stock (5,463,750 shares)	(610.4)		113.2				492.6		(4.6)
Issuance of remarketed Series C Preferred Stock	750.0								750.0
Stock-based compensation related			109.1						109.1
ESOP						2.3			2.3
Adoption of ASU 2016-13				(3.8)					(3.8)
Beneficial conversion feature	0.7			(0.7)					—
Balance January 2, 2021	$1,370.3	$442.3	$4,967.8	$7,542.2	$(1,713.7)	$—	$(1,549.3)	$6.8	$11,066.4

(1) See Note A, Significant Accounting Policies - Restatement, for discussion regarding the impacts of the Restatement.
See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

A. SIGNIFICANT ACCOUNTING POLICIES

RESTATEMENT — Stanley Black & Decker, Inc. (the "Company") filed its Annual Report on Form 10-K for the fiscal year ended January 2, 2021 with the U.S. Securities and Exchange Commission (“SEC”) on February 18, 2021 (the “Original Form 10-K”). Subsequent to the filing of the Original Form 10-K, the Company received comments from the SEC Staff regarding its accounting for equity units issued in May 2017 and November 2019 (the “Equity Units”), which were comprised of forward stock purchase contracts and convertible preferred stock. Upon further reflection on the comments received from the SEC Staff and the nature of the Equity Units, the Company determined that errors were made in its original accounting conclusions related to: (a) accounting for the forward stock purchase contracts and convertible preferred stock as separate units of account, and (b) applying the treasury stock method to the shares associated with the forward stock purchase contracts for purposes of calculating diluted earnings per share.

Based on the Company's correspondence with the SEC Staff, the Company re-evaluated its accounting assessment and concluded that the Equity Units should be accounted for as one unit of account based on the economic linkage between the forward stock purchase contracts and convertible preferred stock, as well as the combination criteria outlined in Accounting Standards Codification ("ASC") 815, Derivatives. The Equity Units represent mandatorily convertible preferred stock. Accordingly, the shares associated with the combined instrument should be reflected in diluted earnings per share using the if-converted method pursuant to paragraph 260-10-45-40 of ASC 260, Earnings Per Share. Further, the Company originally recognized Preferred stock equal to the amount of gross proceeds received from the issuances of the Equity Units and recognized a liability for the Contract Adjustment Payments with a corresponding reduction to Additional paid in capital. Upon correction of the unit of account, the net proceeds received have been attributed to Preferred stock and the liability for Contract Adjustment Payments, resulting in no net change to the liability for Contract Adjustment Payments. Refer to Note J, Capital Stock (as Restated), for further discussion.

In this Form 10-K/A, the Company has restated its basic and diluted earnings per share, as applicable, and the related diluted earnings per share impacts disclosed throughout, as a result of accounting for the Equity Units as a combined instrument. The shares underlying the forward stock purchase contracts have been included in the denominator of the Company’s diluted earnings per share utilizing the if-converted method, which represents a correction of an error of previously applying the treasury stock method. The Company has also corrected the classification of certain amounts in the consolidated balance sheets, statements of cash flows and statements of changes in shareowners' equity to reflect the forward stock purchase contracts and convertible preferred stock as one unit of account, which represents a correction of an error of previously accounting for the instruments as two units of account. The corrections have no impact on the Company’s net earnings, total assets, cash flows from operations or business segment information.

The following tables present the impact of the restatement on the Company’s previously reported Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income for the years ended January 2, 2021, December 28, 2019 and December 29, 2018. The values as previously reported were derived from the Company’s Original Form 10-K.

	Year Ended January 2, 2021
(Millions of Dollars, except per share amounts)	As Previously Reported	Restatement Impacts	As Restated
Net Earnings Attributable to Common Shareowners	$1,210.4	$(0.7)	$1,209.7
Add: Contract adjustment payments accretion	—	1.7	1.7
Net Earnings Attributable to Common Shareowners - Diluted	$1,210.4	$1.0	$1,211.4

Earnings per share of common stock:
Basic	$7.85	$—	$7.85
Diluted	$7.77	$(0.31)	$7.46

Weighted-average shares outstanding (in thousands):
Basic	154,176	—	154,176
Diluted	155,861	6,566	162,427

Comprehensive income attributable to common shareowners	$1,381.3	$(0.7)	$1,380.6

	Year Ended December 28, 2019
(Millions of Dollars, except per share amounts)	As Previously Reported	Restatement Impacts	As Restated
Net Earnings Attributable to Common Shareowners	$955.8	$(1.8)	$954.0
Add: Contract adjustment payments accretion	—	1.7	1.7
Net Earnings Attributable to Common Shareowners - Diluted	$955.8	$(0.1)	$955.7

Earnings per share of common stock:
Basic	$6.44	$(0.01)	$6.43
Diluted	$6.35	$(0.24)	$6.11

Weighted-average shares outstanding (in thousands):
Basic	148,365	—	148,365
Diluted	150,558	5,823	156,381

Comprehensive income attributable to common shareowners	$885.5	$(1.8)	$883.7

	Year Ended December 29, 2018
(Millions of Dollars, except per share amounts)	As Previously Reported	Restatement Impacts	As Restated
Net Earnings Attributable to Common Shareowners	$605.2	$(1.8)	$603.4
Add: Contract adjustment payments accretion	—	0.9	0.9
Net Earnings Attributable to Common Shareowners - Diluted	$605.2	$(0.9)	$604.3

Earnings per share of common stock:
Basic	$4.06	$(0.01)	$4.05
Diluted	$3.99	$(0.14)	$3.85

Weighted-average shares outstanding (in thousands):
Basic	148,919	—	148,919
Diluted	151,643	5,137	156,780

Comprehensive income attributable to common shareowners	$380.0	$(1.8)	$378.2

The following tables present the impact of the restatement on the Company’s previously reported Consolidated Balance Sheets as of January 2, 2021 and December 28, 2019. The values as previously reported were derived from the Company’s Original Form 10-K.

	January 2, 2021
(Millions of Dollars)	As Previously Reported	Restatement Impacts	As Restated
Preferred stock, without par value	$1,500.0	$(129.7)	$1,370.3
Retained earnings	$7,547.6	$(5.4)	$7,542.2
Additional paid in capital	$4,832.7	$135.1	$4,967.8

Total Shareowners’ Equity	$11,066.4	$—	$11,066.4

	December 28, 2019
(Millions of Dollars)	As Previously Reported	Restatement Impacts	As Restated
Preferred stock, without par value	$1,500.0	$(270.0)	$1,230.0
Retained earnings	$6,772.8	$(4.7)	$6,768.1
Additional paid in capital	$4,492.9	$274.7	$4,767.6

Total Shareowners’ Equity	$9,142.2	$—	$9,142.2

As shown above, the restatement impacts the classification of amounts within certain equity accounts. The following tables present the impact of the restatement on these equity accounts as of December 29, 2018 and December 30, 2017, as the restated

amounts below are presented in the Consolidated Statements of Changes in Shareowners’ Equity in this Form 10-K/A. The values as previously reported were derived from the Company’s Original Form 10-K.

	December 29, 2018
(Millions of Dollars)	As Previously Reported	Restatement Impacts	As Restated
Preferred stock, without par value	$750.0	$(142.1)	$607.9
Retained earnings	$6,219.0	$(2.9)	$6,216.1
Additional paid in capital	$4,621.0	$145.0	$4,766.0

Total Shareowners’ Equity	$7,839.9	$—	$7,839.9

	December 30, 2017
(Millions of Dollars)	As Previously Reported	Restatement Impacts	As Restated
Preferred stock, without par value	$750.0	$(143.9)	$606.1
Retained earnings	$5,998.7	$(1.1)	$5,997.6
Additional paid in capital	$4,643.2	$145.0	$4,788.2

Total Shareowners’ Equity	$8,305.0	$—	$8,305.0

The following table presents the impact of the restatement on the Company’s previously reported Consolidated Statements of Cash Flows for the year ended January 2, 2021. The values as previously reported were derived from the Company’s Original Form 10-K.

	January 2, 2021
(Millions of Dollars)	As Previously Reported	Restatement Impacts	As Restated
Proceeds from issuance of remarketed preferred stock	$—	$750.0	$750.0
Proceeds from issuances of common stock	$897.0	$(750.0)	$147.0

Net cash provided by financing activities	$615.9	$—	$615.9

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

Refer to Note E, Acquisitions and Investments (as Restated), for further discussion on these transactions.

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
REVENUE RECOGNITION — The Company’s revenues result from the sale of goods or services and reflect the consideration to which the Company expects to be entitled. The Company records revenue based on a five-step model in accordance with ASC 606, Revenue from Contracts with Customers ("ASC 606"). For its contracts with customers, the Company identifies the performance obligations (goods or services), determines the transaction price, allocates the contract transaction price to the performance obligations, and recognizes the revenue when (or as) the performance obligation is transferred to the customer. A good or service is transferred when (or as) the customer obtains control of that good or service. The majority of the Company’s revenues are recorded at a point in time from the sale of tangible products.

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

Refer to Note Q, Income Taxes, for further discussion.
EARNINGS PER SHARE — Basic earnings per share equals net earnings attributable to common shareowners divided by weighted-average shares outstanding during the year. Diluted earnings per share include the impact of common stock equivalents using the treasury stock method or the if-converted method, as applicable, when the effect is dilutive.
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
As part of the CAM acquisition in the first quarter of 2020, the Company acquired net inventory with an estimated fair value of
$124.3 million. Refer to Note E, Acquisitions and Investments (as Restated), for further discussion of the CAM acquisition.

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

E. ACQUISITIONS AND INVESTMENTS (as Restated)

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

(Millions of Dollars, except per share amounts)	2020 (As Restated)	2019 (As Restated)
Net sales	$14,592.6	$14,903.7
Net earnings attributable to common shareowners - Diluted	1,257.7	922.9
Diluted earnings per share	$7.74	$5.90

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
The goodwill amount for the CAM acquisition is subject to change based upon the finalization of the acquisition accounting during the measurement period. Refer to Note E, Acquisitions and Investments (as Restated), for further discussion.
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

J. CAPITAL STOCK (as Restated)
EARNINGS PER SHARE — The following table reconciles net earnings attributable to common shareowners and the weighted-average shares outstanding used to calculate basic and diluted earnings per share for the fiscal years ended January 2, 2021, December 28, 2019, and December 29, 2018.

	2020 (As Restated)	2019 (As Restated)	2018 (As Restated)
Numerator (in millions):
Net Earnings Attributable to Common Shareowners	$1,209.7	$954.0	$603.4
Add: Contract adjustment payments accretion	$1.7	$1.7	$0.9
Net Earnings Attributable to Common Shareowners - Diluted	$1,211.4	$955.7	$604.3

Denominator (in thousands):
Basic weighted-average shares outstanding	154,176	148,365	148,919
Dilutive effect of stock contracts and awards	8,251	8,016	7,861
Diluted weighted-average shares outstanding	162,427	156,381	156,780

Earnings per share of common stock:
Basic	$7.85	$6.43	$4.05
Diluted	$7.46	$6.11	$3.85

The following weighted-average stock options were not included in the computation of weighted-average diluted shares outstanding because the effect would be anti-dilutive (in thousands):

	2020	2019	2018
Number of stock options	2,376	2,151	1,339

In November 2019, the Company issued 7,500,000 Equity Units with a total notional value of $750.0 million (“2019 Equity Units”). Each unit has a stated amount of $100 and initially consists of a three-year forward stock purchase contract (“2022 Purchase Contracts”) for the purchase of a variable number of shares of common stock, on November 15, 2022, for a price of $100, and a 10% beneficial ownership interest in one share of 0% Series D Cumulative Perpetual Convertible Preferred Stock, without par, with a liquidation preference of $1,000 per share (“Series D Preferred Stock”). On and after November 15, 2022, the Series D Preferred Stock may be converted into common stock at the option of the holder. At the election of the Company, upon conversion, the Company may deliver cash, common stock, or a combination thereof. The conversion rate is initially 5.2263 shares of common stock per one share of Series D Preferred Stock, which was equivalent to an initial conversion price of approximately $191.34 per share of common stock. As of January 2, 2021, due to customary anti-dilution provisions, the conversion rate was 5.2269, equivalent to a conversion price of approximately $191.32 per share of common stock. The Series D Preferred Stock is excluded from the denominator of the diluted earnings per share calculation on the basis that the Series D Preferred Stock will be settled in cash except to the extent that the conversion value exceeds its liquidation preference. Therefore, before any redemption or conversion, the common shares that would be required to settle the applicable conversion value in excess of the liquidation preference are included in the denominator of diluted earnings per share in periods in which they are dilutive.

In May 2017, the Company issued 7,500,000 Equity Units with a total notional value of $750.0 million (“2017 Equity Units”). Each unit had a stated amount of $100 and initially consisted of a three-year forward stock purchase contract (“2020 Purchase Contracts”) for the purchase of a variable number of shares of common stock, on May 15, 2020, for a price of $100, and a 10% beneficial ownership interest in one share of 0% Series C Cumulative Perpetual Convertible Preferred Stock, without par, with a liquidation preference of $1,000 per share (“Series C Preferred Stock”). In May 2020, the Company successfully remarketed the Series C Preferred Stock ("Remarketed Series C Preferred Stock") resulting in cash proceeds of $750.0 million. Upon completion of the remarketing, the holders of the 2017 Equity Units received 5,463,750 common shares and the Company issued 750,000 shares of Remarketed Series C Preferred Stock, without par, with a liquidation preference of $1,000 per share. Holders of the Remarketed Series C Preferred Stock are entitled to receive cumulative dividends, if declared by the Board of Directors, at an initial fixed rate equal to 5.0% per annum of the $1,000 per share liquidation preference (equivalent to $50.00 per annum per share). In addition, holders have the option to convert the Remarketed Series C Preferred Stock into common stock. At the election of the Company, upon conversion, the Company may deliver cash, common stock, or a combination thereof. In connection with the remarketing described above, the conversion rate was reset to 6.7352 shares of the Company's common stock per one share of Remarketed Series C Preferred Stock, which was equivalent to a conversion price of approximately $148.47 per share of common stock. As of January 2, 2021, due to customary anti-dilution provisions, the conversion rate was 6.7504, equivalent to a conversion price of approximately $148.14 per share of common stock. The Remarketed Series C Preferred Stock is excluded from the denominator of the diluted earnings per share calculation on the basis that the Remarketed Series C Preferred Stock will be settled in cash except to the extent that the conversion value exceeds its liquidation preference. Therefore, before any redemption or conversion, the common shares that would be required to settle the applicable conversion value in excess of the liquidation preference are included in the denominator of diluted earnings per share in periods in which they are dilutive.

As further discussed in Note A, Significant Accounting Policies - Restatement, the shares associated with the forward stock purchase contracts component of the 2019 Equity Units and 2017 Equity Units have been reflected in diluted earnings per share using the if-converted method pursuant to paragraph 260-10-45-40 of ASC 260, Earnings Per Share.

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
Upon completion of the remarketing of the Series C Preferred Stock in May 2020, the holders of the 2017 Equity Units received 5,463,750 shares of common stock and the Company issued 750,000 shares of Remarketed Series C Preferred Stock.
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

OTHER EQUITY ARRANGEMENTS

2019 Equity Units and Capped Call Transactions

In conjunction with the issuance of the 2019 Equity Units in November 2019, as further discussed above, the Company received approximately $734.5 million in cash proceeds, net of offering expenses and underwriting costs and commissions. The proceeds were attributed to the issuance of 750,000 shares of Series D Preferred Stock for $620.3 million and $114.2 million for the present value of the quarterly payments to holders of the 2022 Purchase Contracts ("Contract Adjustment Payments"), as discussed further below. The proceeds were used for general corporate purposes, including repayment of short-

term borrowings. The Company also used $19.2 million of the proceeds to enter into capped call transactions utilized to hedge potential economic dilution as described in more detail below.

The 2019 Equity Units are accounted for as one unit of account based on the economic linkage between the 2022 Purchase Contracts and Series D Preferred Stock, as well as the combination criteria outlined in ASC 815. The 2019 Equity Units represent mandatorily convertible preferred stock.

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

The initial maximum settlement rate of 0.6272 was calculated using an initial reference price of $159.45, equal to the last reported sale price of the Company's common stock on November 7, 2019. As of January 2, 2021, due to the customary anti-dilution provisions, the maximum settlement rate was 0.6272, equivalent to a reference price of $159.43. If the applicable market value of the Company's common stock is less than or equal to the reference price, the settlement rate will be the maximum settlement rate; and if the applicable market value of the Company's common stock is greater than the reference price, the settlement rate will be a number of shares of the Company's common stock equal to $100 divided by the applicable market value. Upon a successful remarketing of the Series D Preferred Stock (the "Remarketed Series D Preferred Stock"), the Company will receive additional cash proceeds of $750 million and issue shares of Remarketed Series D Preferred Stock.

The Company pays Contract Adjustment Payments to the holders of the 2022 Purchase Contracts at a rate of 5.25% per annum, payable quarterly in arrears on February 15, May 15, August 15 and November 15, which commenced on February 15, 2020. The $114.2 million present value of the Contract Adjustment Payments reduced the Series D Preferred Stock at inception. As each quarterly Contract Adjustment Payment is made, the related liability is reduced and the difference between the cash payment and the present value will accrete to interest expense, approximately $1.3 million per year over the three-year term. As of January 2, 2021, the present value of the Contract Adjustment Payments was $76.3 million.

The holders can settle the 2022 Purchase Contracts early, for cash, subject to certain exceptions and conditions in the prospectus supplement. Upon early settlement of any 2022 Purchase Contracts, the Company will deliver the number of shares of its common stock equal to 85% of the number of shares of common stock that would have otherwise been deliverable.

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

2017 Equity Units and Capped Call Transactions

In conjunction with the issuance of the 2017 Equity Units in May 2017, as further discussed above, the Company received approximately $727.5 million in cash proceeds, net of offering expenses and underwriting costs and commissions. The proceeds were attributed to the issuance of 750,000 shares of Series C Preferred Stock for $605.0 million, the present value of the Contract Adjustment Payments of $117.1 million, and a beneficial conversion feature of $5.4 million. The proceeds were used for general corporate purposes, including repayment of short-term borrowings. The Company also used $25.1 million of the proceeds to enter into capped call transactions utilized to hedge potential economic dilution as described in more detail below.

The 2017 Equity Units are accounted for as one unit of account based on the economic linkage between the 2020 Purchase Contracts and the Series C Preferred Stock, as well as the combination criteria outlined in ASC 815. The 2017 Equity Units represent mandatorily convertible preferred stock.

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

As discussed above, the Company successfully remarketed the Series C Preferred Stock in May 2020. In connection with the remarketing, the conversion rate was reset to 6.7352 shares of the Company's common stock, which is equivalent to a conversion price of approximately $148.47 per share. Beginning on May 15, 2020, the holders have the option to convert the Remarketed Series C Preferred Stock into common stock. At the election of the Company, upon conversion, the Company may delivery cash, common stock, or a combination thereof. As of January 2, 2021 due to the customary anti-dilution provisions, the conversion rate was 6.7504, equivalent to a conversion price of approximately $148.14 per share of common stock.

Subsequent to the remarketing, holders of the Remarketed Series C Preferred Stock will be entitled to receive, if declared by the Board of Directors, cumulative dividends (i) from, and including May 15, 2020 to, but excluding, May 15, 2023 (the "dividend step-up date") at a fixed rate equal to 5.0% per annum of the $1,000 per share liquidation preference (equivalent to $50.00 per annum per share) and (ii) from, and including, the dividend step-up date at a fixed rate equal to 10.0% per annum of the $1,000 per share liquidation preference (equivalent to $100.00 per annum per share). Dividends will be cumulative on the $1,000 liquidation preference per share and will be payable, if declared by the Board of Directors, quarterly in arrears on February 15,

May 15, August 15 and November 15 of each year, beginning on August 15, 2020. Dividends accrued on the Remarketed Series C Preferred Stock reduce net earnings for purposes of calculating earnings per share.

The Company does not have the right to redeem the Remarketed Series C Preferred Stock prior to May 15, 2021. At the election of the Company, on or after May 15, 2021, the Company may redeem for cash, all or any portion of the outstanding shares of the Remarketed Series C Preferred Stock at a redemption price equal to 100% of the liquidation preference, plus any accumulated and unpaid dividends. If the Company calls the Remarketed Series C Preferred Stock for redemption, holders may convert their shares immediately preceding the redemption date.

The Company generated cash proceeds of $750.0 million from the successful remarketing of the Series C Preferred Stock. Upon completion of the remarketing, the holders of the 2017 Equity Units received 5,463,750 common shares using the maximum settlement rate of 0.7285 (equivalent to a reference price of $137.26 per common share), and the Company issued 750,000 shares of Remarketed Series C Preferred Stock.

The Company paid Contract Adjustment Payments to the holders of the 2020 Purchase Contracts at a rate of 5.375% per annum, payable quarterly in arrears on February 15, May 15, August 15 and November 15, which commenced August 15, 2017. The $117.1 million initial present value of these Contract Adjustment Payments reduced the Series C Preferred Stock at inception. As each quarterly Contract Adjustment Payment was made, the related liability was reduced and the difference between the cash payment and the present value accreted to interest expense, approximately $1.3 million per year over the three-year term. On May 15, 2020, the Company paid the final contract adjustment payment related to the 2020 Purchase Contracts.

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

Other, net is primarily comprised of intangible asset amortization expense (see Note F, Goodwill and Intangible Assets), currency-related gains or losses, environmental remediation expense, acquisition-related transaction and consulting costs, and certain pension gains or losses. Acquisition-related transaction and consulting costs of $28.6 million, $30.2 million, and $30.4 million were included in Other, net for the years ended January 2, 2021, December 28, 2019, and December 29, 2018, respectively. In 2020, Other, net also included a $16.1 million special termination benefit charge associated with the voluntary retirement program, a $19.6 million loss relating to the unamortized loss on cash flow swap terminations, and a $55.3 million release of a contingent consideration liability relating to the CAM acquisition. Refer to Note E, Acquisitions and Investments (as Restated), for further discussion of the CAM contingent consideration. In addition, Other, net included a $77.7 million environmental remediation charge recorded in 2018 related to a settlement with the Environmental Protection Agency ("EPA"). Refer to Note S, Contingencies, for further discussion of the EPA settlement.
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

SELECTED QUARTERLY FINANCIAL DATA (unaudited)

	Quarter
(Millions of Dollars, except per share amounts)	First	Second	Third	Fourth	Year
	(As Restated) (2)	(As Restated) (2)	(As Restated) (2)	(As Restated) (2)	(As Restated) (2)
2020
Net Sales	$3,129.4	$3,147.4	$3,850.2	$4,407.6	$14,534.6
Gross profit	1,023.1	1,012.7	1,376.3	1,555.8	4,967.9
Selling, general and administrative (1)	748.5	732.0	738.9	870.2	3,089.6
Net earnings	133.1	238.7	395.2	467.7	1,234.7
Less: Net earnings attributable to non-controlling interest	(0.1)	0.3	0.3	0.4	0.9
Less: Preferred stock dividends and beneficial conversion feature	0.5	4.9	9.4	9.3	24.1
Net Earnings Attributable to Common Shareowners	$132.7	$233.5	$385.5	$458.0	$1,209.7
Add: Contract adjustment payments accretion	0.9	0.5	0.1	0.2	1.7
Net Earnings Attributable to Common Shareowners - Diluted	$133.6	$234.0	$385.6	$458.2	$1,211.4
Earnings per share of common stock:
Basic	$0.88	$1.52	$2.47	$2.92	$7.85
Diluted	$0.83	$1.45	$2.37	$2.80	$7.46
2019
Net Sales	$3,333.6	$3,761.3	$3,633.1	$3,714.2	$14,442.2
Gross profit	1,105.6	1,299.8	1,239.5	1,160.6	4,805.5
Selling, general and administrative (1)	778.9	782.3	756.1	723.7	3,041.0
Net earnings	170.4	357.4	231.1	199.1	958.0
Less: Net earnings attributable to non-controlling interest	0.5	1.1	0.6	—	2.2
Less: Preferred stock dividends and beneficial conversion feature	$0.4	$0.5	$0.5	$0.4	$1.8
Net Earnings Attributable to Common Shareowners	$169.5	$355.8	$230.0	$198.7	$954.0
Add: Contract adjustment payments accretion	0.4	0.4	0.4	0.5	1.7
Net Earnings Attributable to Common Shareowners - Diluted	$169.9	$356.2	$230.4	$199.2	$955.7
Earnings per share of common stock:
Basic	$1.15	$2.40	$1.55	$1.33	$6.43
Diluted	$1.09	$2.29	$1.48	$1.26	$6.11
(1) Includes provision for credit losses.
(2) Refer to Note A, Significant Accounting Policies - Restatement, of the Notes to Consolidated Financial Statements for further discussion of the Restatement and the fiscal 2020 and 2019 amounts. Please see the following tables for each quarterly period presented.

	First Quarter 2020			First Quarter 2019
(Millions of Dollars, except per share amounts)	As Previously Reported	Restatement Impacts	As Restated	As Previously Reported	Restatement Impacts	As Restated
Net Earnings Attributable to Common Shareowners	$133.2	$(0.5)	$132.7	$169.9	$(0.4)	$169.5
Add: Contract adjustment payments accretion	—	$0.9	$0.9	—	$0.4	$0.4
Net Earnings Attributable to Common Shareowners - Diluted	$133.2	$0.4	$133.6	$169.9	$—	$169.9

Earnings per share of common stock:
Basic	$0.89	$(0.01)	$0.88	$1.15	$—	$1.15
Diluted	$0.88	$(0.05)	$0.83	$1.13	$(0.04)	$1.09

	Second Quarter 2020			Second Quarter 2019
(Millions of Dollars, except per share amounts)	As Previously Reported	Restatement Impacts	As Restated	As Previously Reported	Restatement Impacts	As Restated
Net Earnings Attributable to Common Shareowners	$233.7	$(0.2)	$233.5	$356.3	$(0.5)	$355.8
Add: Contract adjustment payments accretion	—	$0.5	$0.5	—	$0.4	$0.4
Net Earnings Attributable to Common Shareowners - Diluted	$233.7	$0.3	$234.0	$356.3	$(0.1)	$356.2

Earnings per share of common stock:
Basic	$1.52	$—	$1.52	$2.41	$(0.01)	$2.40
Diluted	$1.52	$(0.07)	$1.45	$2.37	$(0.08)	$2.29

	Third Quarter 2020			Third Quarter 2019
(Millions of Dollars, except per share amounts)	As Previously Reported	Restatement Impacts	As Restated	As Previously Reported	Restatement Impacts	As Restated
Net Earnings Attributable to Common Shareowners	$385.5	$—	$385.5	$230.5	$(0.5)	$230.0
Add: Contract adjustment payments accretion	—	$0.1	$0.1	—	$0.4	$0.4
Net Earnings Attributable to Common Shareowners - Diluted	$385.5	$0.1	$385.6	$230.5	$(0.1)	$230.4

Earnings per share of common stock:
Basic	$2.47	$—	$2.47	$1.55	$—	$1.55
Diluted	$2.44	$(0.07)	$2.37	$1.53	$(0.05)	$1.48

	Fourth Quarter 2020			Fourth Quarter 2019
(Millions of Dollars, except per share amounts)	As Previously Reported	Restatement Impacts	As Restated	As Previously Reported	Restatement Impacts	As Restated
Net Earnings Attributable to Common Shareowners	$458.0	$—	$458.0	$199.1	$(0.4)	$198.7
Add: Contract adjustment payments accretion	—	$0.2	$0.2	—	$0.5	$0.5
Net Earnings Attributable to Common Shareowners - Diluted	$458.0	$0.2	$458.2	$199.1	$0.1	$199.2

Earnings per share of common stock:
Basic	$2.92	$—	$2.92	$1.34	$(0.01)	$1.33
Diluted	$2.88	$(0.08)	$2.80	$1.32	$(0.06)	$1.26

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

Diluted EPS Impact
Acquisition-Related Charges & Other	(As Restated)
• Q1 2020 — $62 million loss ($50 million after-tax and equity interest)	$(0.30) per diluted share
• Q2 2020 — $169 million loss ($13 million after-tax and equity interest)	$(0.08) per diluted share
• Q3 2020 — $89 million loss ($71 million after-tax and equity interest)	$(0.44) per diluted share
• Q4 2020 — $80 million loss ($65 million after-tax and equity interest)	$(0.40) per diluted share

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

Diluted EPS Impact
Acquisition-Related Charges & Other	(As Restated)
• Q1 2019 — $52 million loss ($43 million after-tax and equity interest)	$(0.28) per diluted share
• Q2 2019 — $33 million loss ($44 million after-tax and equity interest)	$(0.28) per diluted share
• Q3 2019 — $114 million loss ($91 million after-tax and equity interest)	$(0.58) per diluted share
• Q4 2019 — $164 million loss ($131 million after-tax and equity interest)	$(0.84) per diluted share

EXHIBIT INDEX
STANLEY BLACK & DECKER, INC.
EXHIBIT LIST

Some of the agreements included as exhibits to this Annual Report on Form 10-K/A (whether incorporated by reference to earlier filings or otherwise) may contain representations and warranties, recitals or other statements that appear to be statements of fact. These agreements are included solely to provide investors with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. Representations and warranties, recitals, and other common disclosure provisions have been included in the agreements solely for the benefit of the other parties to the applicable agreements and often are used as a means of allocating risk among the parties. Accordingly, such statements (i) should not be treated as categorical statements of fact; (ii) may be qualified by disclosures that were made to the other parties in connection with the negotiation of the applicable agreements, which disclosures are not necessarily reflected in the agreement or included as exhibits hereto; (iii) may apply standards of materiality in a way that is different from what may be viewed as material by or to investors in or lenders to the Company; and (iv) were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, representations and warranties, recitals or other disclosures contained in agreements may not describe the actual state of affairs as of the date they were made or at any other time and should not be relied on by any person other than the parties thereto in accordance with their terms. Additional information about the Company may be found in this Annual Report on Form 10-K/A and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

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

4.11
Description of the Company's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.11 of the Company's Annual Report on Form 10-K for the period ended January 2, 2021, filed February 18, 2021).

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
Change in Control Severance Agreement, dated December 4, 2018 between Stanley Black & Decker, Inc. and Jeffery D. Ansell (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the period ended December 29, 2018).*

(b)
Letter Agreement, dated January 23, 2020, between Stanley Black & Decker, Inc. and Jeffery D. Ansell (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed January 29, 2020).*

10.5
Change in Control Severance Agreement, dated December 4, 2018 between Stanley Black & Decker, Inc. and Donald Allan Jr. (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the period ended December 29, 2018.*

10.6
Form of Change in Control Severance Agreement (John H. Wyatt and Jamie A. Ramirez) (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the period ended January 2, 2021, filed February 18, 2021).*

10.7
Deferred Compensation Plan for Non-Employee Directors, as amended through October 1, 2020 (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the period ended January 2, 2021, filed February 18, 2021).*

10.8
Deferred Compensation Plan for Participants in Stanley’s Management Incentive Plan amended and restated as of December 11, 2007 (incorporated by reference to Exhibit 10(ix) to the Company’s Annual Report on Form 10-K for the year ended December 29, 2007).*

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

10.17		The Stanley Black & Decker, Inc. Restricted Stock Unit Plan for Non-Employee Directors, as amended and restated through October 1, 2020 (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the period ended January 2, 2021, filed February 18, 2021).*

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

10.25
The Black & Decker Supplemental Executive Retirement Plan, as amended and restated (incorporated by reference to Exhibit 10(xxii) to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2010).*

10.26
Employment Offer Letter, dated June 12, 2017, between Stanley Black & Decker, Inc. and Janet M. Link (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the period ended December 30, 2017).*

10.27
Employment Offer Letter, dated April 1, 2019, between Stanley Black & Decker, Inc. and Robert Blackburn (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the period ended December 28, 2019).*

10.28
Employment Offer Letter, dated February 24, 2020, between Stanley Black & Decker, Inc. and Graham Robinson (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the period ended January 2, 2021, filed February 18, 2021).*

10.29
Change in Control Severance Agreement (all other executive officers) (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the period ended January 2, 2021, filed February 18, 2021).*

21		Subsidiaries of Registrant (incorporated by reference to Exhibit 21 to the Company's Annual Report on Form 10-K for the period ended January 2, 2021, filed February 18, 2021).

23		Consent of Independent Registered Public Accounting Firm.

24		Power of Attorney (incorporated by reference to Exhibit 24 to the Company's Annual Report on Form 10-K for the period ended January 2, 2021, filed February 18, 2021).

31.1	(a)	Certification by Chief Executive Officer pursuant to Rule 13a-14(a).

31.1	(b)	Certification by Chief Financial Officer pursuant to Rule 13a-14(a).

32.1		Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1
Policy on Confidential Proxy Voting and Independent Tabulation and Inspection of Elections as adopted by The Board of Directors October 23, 1991 (incorporated by reference to Exhibit (28)(i) to the Quarterly Report on Form 10-Q for the quarter ended September 28, 1991). P

101	The following materials from Stanley Black & Decker Inc.'s Annual Report on Form 10-K/A for the year ended January 2, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the fiscal years ended January 2, 2021, December 28, 2019, and December 29, 2018; (ii) Consolidated Statements of Comprehensive Income for the fiscal years ended January 2, 2021, December 28, 2019, and December 29, 2018; (iii) Consolidated Balance Sheets at January 2, 2021 and December 28, 2019; (iv) Consolidated Statements of Cash Flows for the fiscal years ended January 2, 2021, December 28, 2019, and December 29, 2018; (v) Consolidated Statements of Changes in Shareowners' Equity for the fiscal years ended January 2, 2021, December 28, 2019, and December 29, 2018; and (v) Notes to Consolidated Financial Statements**.

104	The cover page of Stanley Black & Decker Inc.'s Annual Report on Form 10-K/A for the year ended January 2, 2021, formatted in iXBRL (included within Exhibit 101).

*	Management contract or compensation plan or arrangement.
P	Paper Filing
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.