Form 10-Q/A
period 2021-10-02
STANLEY BLACK & DECKER, INC.
filed 2022-01-31
CIK 93556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

Stanley Black & Decker, Inc. (“the Company”) filed its Quarterly Report on Form 10-Q for the period ended October 2, 2021 with the U.S. Securities and Exchange Commission (“SEC”) on November 12, 2021 (the “Original Form 10-Q”). This Amendment No. 1 on Form 10-Q (this "Amendment" or "Form 10-Q/A") is being filed to restate certain information as of and for the periods ended October 2, 2021, July 3, 2021 and April 3, 2021, as well as the related comparative interim periods in 2020 (collectively, the "Affected Periods"), contained in the Company's previously issued unaudited interim consolidated financial statements (the “Restatement”).

The Company also filed an Amendment No. 1 on Form 10-K for the fiscal year ended January 2, 2021 ("Form 10-K/A") to restate certain information in the Company's previously issued consolidated financial statements for the fiscal years ended January 2, 2021, December 28, 2019, and December 29, 2018, as well as the summarized unaudited interim financial information for each of the quarters during the years ended January 2, 2021 and December 28, 2019.

Background of Restatement

Subsequent to the filing of the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2021, filed with the SEC on February 18, 2021, the Company received comments from the SEC Staff regarding its accounting for equity units issued in May 2017 and November 2019 (the “Equity Units”), which were comprised of forward stock purchase contracts and convertible preferred stock. Upon further reflection on the comments received from the SEC Staff and the nature of the Equity Units, the Company determined that errors were made in its original accounting conclusions related to: (a) accounting for the forward stock purchase contracts and convertible preferred stock as separate units of account, and (b) applying the treasury stock method to the shares associated with the forward stock purchase contracts for purposes of calculating diluted earnings per share.

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

On January 24, 2022, the Company's management and the audit committee of the Company's Board of Directors concluded that the previously issued financial statements during the Affected Periods should be restated. In this Amendment, the Company has restated its basic and diluted earnings per share, as applicable, and the related diluted earnings per share impacts disclosed in this Form 10-Q/A, as a result of accounting for the Equity Units as a combined instrument. The shares underlying the forward stock purchase contracts have been included in the denominator of the Company’s diluted earnings per share utilizing the if-converted method, which represents a correction of an error of previously applying the treasury stock method. The Company also corrected the classification of certain amounts in the consolidated balance sheets, statements of cash flows and statements of changes in shareowners' equity to reflect the forward stock purchase contracts and convertible preferred stock as one unit of account, which represents a correction of an error of previously accounting for the instruments as two units of account. The corrections have no impact on the Company’s net earnings, total assets, cash flows from operations or business segment information.

Internal Control Considerations

In connection with the Restatement, management has concluded that the Company had material weaknesses in its internal control over financial reporting as of October 2, 2021, related to its accounting for the Equity Units. For a discussion of management’s considerations of the Company’s disclosures controls and procedures, internal controls over financial reporting, and material weaknesses identified, refer to Controls and Procedures in Part I, Item 4.

Items Amended in this Amendment

This Amendment sets forth the Original Form 10-Q, as modified and superseded where necessary to reflect the Restatement and the related internal control considerations. Accordingly, the following items included in the Original Form 10-Q have been amended:

•Part I, Item 1, Condensed Consolidated Financial Statements
•Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations

•Part I, Item 4, Controls and Procedures
•Part II, Item 1A, Risk Factors

Additionally, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company is including with this Amendment currently dated certifications from its Chief Executive Officer and President and Chief Financial Officer. These certifications are filed or furnished, as applicable, as Exhibits 31(i)(a), 31(i)(b), 32(i) and 32(ii).

Except as described above, this Amendment does not amend, update or change any other disclosures in the Original Form 10-Q. In addition, the information contained in this Amendment does not reflect events occurring after the Original Form 10-Q and does not modify or update the disclosures therein, except to reflect the effects of the Restatement. This Amendment should be read in conjunction with the Company’s other filings with the SEC.

PART I — FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
THREE AND NINE MONTHS ENDED OCTOBER 2, 2021 AND SEPTEMBER 26, 2020
(Unaudited, Millions of Dollars, Except Share and Per Share Amounts)

	Third Quarter		Year-to-Date
	2021	2020	2021	2020
	(As Restated) (1)	(As Restated) (1)	(As Restated) (1)	(As Restated) (1)
Net Sales	$4,263.2	$3,850.2	$12,761.2	$10,127.0
Costs and Expenses
Cost of sales	$2,871.7	$2,473.9	$8,261.8	$6,714.9
Selling, general and administrative	895.2	731.3	2,645.1	2,182.1
Provision for credit losses	3.6	7.6	8.2	37.3
Other, net	39.5	74.3	152.3	236.1
Loss on sales of businesses	—	—	3.6	—
Restructuring charges	5.8	42.8	22.1	74.6
Interest expense	45.8	52.7	139.8	169.7
Interest income	(2.3)	(2.0)	(7.9)	(14.6)
	$3,859.3	$3,380.6	$11,225.0	$9,400.1
Earnings before income taxes and equity interest	403.9	469.6	1,536.2	726.9
Income taxes	(0.4)	78.4	192.8	(26.0)
Net earnings before equity interest	$404.3	$391.2	$1,343.4	$752.9
Share of net earnings of equity method investment	9.8	4.0	16.0	14.1
Net earnings	$414.1	$395.2	$1,359.4	$767.0
Less: Net (losses) earnings attributable to non-controlling interests	(0.1)	0.3	(1.7)	0.5
Net earnings attributable to Stanley Black & Decker, Inc.	$414.2	$394.9	$1,361.1	$766.5
Less: Preferred stock dividends and beneficial conversion feature	—	9.4	14.2	14.8
Net Earnings Attributable to Common Shareowners	414.2	385.5	1,346.9	751.7
Add: Contract adjustment payments accretion	0.4	0.1	0.9	1.5
Net Earnings Attributable to Common Shareowners - Diluted	$414.6	$385.6	$1,347.8	$753.2
Total Comprehensive Income Attributable to Common Shareowners	$326.4	$465.0	$1,185.8	$675.2
Earnings per share of common stock:
Basic	$2.60	$2.47	$8.50	$4.90
Diluted	$2.51	$2.37	$8.17	$4.65
Dividends per share of common stock	$0.79	$0.70	$2.19	$2.08
Weighted-average shares outstanding (in thousands):
Basic	159,444	156,370	158,494	153,345
Diluted	165,336	162,675	164,900	162,098
(1) See Note A, Significant Accounting Policies - Restatement, for discussion regarding the impacts of the Restatement.
See Notes to Unaudited Condensed Consolidated Financial Statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
OCTOBER 2, 2021 AND JANUARY 2, 2021
(Unaudited, Millions of Dollars, Except Share and Per Share Amounts)

	October 2, 2021	January 2, 2021
	(As Restated) (1)	(As Restated) (1)
ASSETS
Current Assets
Cash and cash equivalents	$292.7	$1,381.0
Accounts and notes receivable, net	1,989.0	1,512.2
Inventories, net	4,134.4	2,737.4
Prepaid expenses	419.3	370.7
Other current assets	41.0	34.7
Total Current Assets	6,876.4	6,036.0
Property, plant and equipment, net	2,051.3	2,053.8
Goodwill	9,944.1	10,038.1
Intangibles, net	3,892.9	4,055.4
Other assets	1,561.9	1,383.0
Total Assets	$24,326.6	$23,566.3
LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities
Short-term borrowings	$152.2	$1.5
Accounts payable	3,055.7	2,446.4
Accrued expenses	2,372.9	2,110.4
Total Current Liabilities	5,580.8	4,558.3
Long-term debt	4,246.9	4,245.4
Deferred taxes	560.7	568.0
Post-retirement benefits	573.3	642.6
Other liabilities	2,046.7	2,485.6
Commitments and Contingencies (Notes R and S)
Shareowners’ Equity
Stanley Black & Decker, Inc. Shareowners’ Equity
Preferred stock, without par value: Authorized 10,000,000 shares in 2021 and 2020 Issued and outstanding 750,000 shares in 2021 and 1,500,000 shares in 2020	620.3	1,370.3
Common stock, par value $2.50 per share: Authorized 300,000,000 shares in 2021 and 2020 Issued 176,902,738 shares in 2021 and 2020	442.3	442.3
Retained earnings	8,541.4	7,542.2
Additional paid in capital	4,977.4	4,967.8
Accumulated other comprehensive loss	(1,874.8)	(1,713.7)
	12,706.6	12,608.9
Less: cost of common stock in treasury	(1,390.3)	(1,549.3)
Stanley Black & Decker, Inc. Shareowners’ Equity	11,316.3	11,059.6
Non-controlling interests	1.9	6.8
Total Shareowners’ Equity	11,318.2	11,066.4
Total Liabilities and Shareowners’ Equity	$24,326.6	$23,566.3
(1) See Note A, Significant Accounting Policies - Restatement, for discussion regarding the impacts of the Restatement.

See Notes to Unaudited Condensed Consolidated Financial Statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE AND NINE MONTHS ENDED OCTOBER 2, 2021 AND SEPTEMBER 26, 2020
(Unaudited, Millions of Dollars)

	Third Quarter		Year-to-Date
	2021	2020	2021	2020
				(As Restated) (1)
OPERATING ACTIVITIES
Net earnings	$414.1	$395.2	$1,359.4	$767.0
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	93.9	94.1	279.3	281.1
Amortization of intangibles	50.3	51.2	151.3	150.0
Loss on sales of businesses	—	—	3.6	—
Share of net earnings of equity method investment	(9.8)	(4.0)	(16.0)	(14.1)
Changes in working capital	(456.7)	51.6	(1,373.5)	(667.5)
Changes in other assets and liabilities	(87.2)	89.1	(112.9)	83.7
Cash provided by operating activities	4.6	677.2	291.2	600.2
INVESTING ACTIVITIES
Capital and software expenditures	(129.1)	(62.1)	(322.5)	(209.5)
Business acquisitions, net of cash acquired	(9.3)	1.4	(10.8)	(1,300.6)
Purchases of investments	(3.5)	(1.0)	(14.5)	(14.6)
Net investment hedge settlements	(1.3)	—	(53.9)	41.0
Other	0.2	(2.1)	2.0	(0.6)
Cash used in investing activities	(143.0)	(63.8)	(399.7)	(1,484.3)
FINANCING ACTIVITIES
Proceeds from debt issuances, net of fees	—	—	—	1,482.6
Stock purchase contract fees	(9.9)	(9.8)	(29.5)	(49.9)
Net short-term borrowings (repayments)	149.6	(712.9)	150.7	(341.8)
Proceeds from issuances of common stock	7.7	42.5	108.1	93.8
Proceeds from issuance of remarketed preferred stock	—	—	—	750.0
Purchases of common stock for treasury	(2.8)	(1.9)	(20.1)	(11.2)
Redemption and conversion of preferred stock	—	—	(750.0)	—
Craftsman deferred purchase price	—	—	—	(250.0)
Craftsman contingent consideration	(7.6)	(6.0)	(21.5)	(39.0)
Termination of interest rate swaps	—	—	—	(20.5)
Cash dividends on common stock	(126.0)	(109.6)	(347.7)	(321.0)
Cash dividends on preferred stock	—	(9.4)	(18.9)	(9.4)
Other	(3.2)	(3.1)	(11.6)	(10.1)
Cash provided by (used in) financing activities	7.8	(810.2)	(940.5)	1,273.5
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(15.5)	16.3	(45.9)	(7.9)
Change in cash, cash equivalents and restricted cash	(146.1)	(180.5)	(1,094.9)	381.5
Cash, cash equivalents and restricted cash, beginning of period	449.5	876.6	1,398.3	314.6
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$303.4	$696.1	$303.4	$696.1

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
(1) See Note A, Significant Accounting Policies - Restatement, for discussion regarding the impacts of the Restatement.
See Notes to Unaudited Condensed Consolidated Financial Statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY
THREE AND NINE MONTHS ENDED OCTOBER 2, 2021 AND SEPTEMBER 26, 2020
(Unaudited, Millions of Dollars, Except Share and Per Share Amounts)

	Preferred Stock	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non- Controlling Interests	Shareowners’ Equity
	(As Restated) (1)		(As Restated) (1)	(As Restated) (1)
Balance January 2, 2021	$1,370.3	$442.3	$4,967.8	$7,542.2	$(1,713.7)	$(1,549.3)	$6.8	$11,066.4
Net earnings (loss)	—	—	—	487.4	—	—	(0.6)	486.8
Other comprehensive loss	—	—	—	—	(97.7)	—	—	(97.7)
Cash dividends declared — $0.70 per common share	—	—	—	(110.1)	—	—	—	(110.1)
Cash dividends declared — $50.00 per annum per preferred share	—	—	—	(9.4)	—	—	—	(9.4)
Issuance of common stock (848,275 shares)	—	—	(12.7)	—	—	76.8	—	64.1
Repurchase of common stock (80,310 shares)	—	—	—	—	—	(14.9)	—	(14.9)
Non-controlling interest buyout	—	—	(2.8)	—	—	—	(3.2)	(6.0)
Stock-based compensation related	—	—	25.6	—	—	—	—	25.6
Balance April 3, 2021	$1,370.3	$442.3	$4,977.9	$7,910.1	$(1,811.4)	$(1,487.4)	$3.0	$11,404.8
Net earnings (loss)	—	—	—	459.5	—	—	(1.0)	458.5
Other comprehensive income	—	—	—	—	24.4	—	—	24.4
Cash dividends declared — $0.70 per common share	—	—	—	(111.6)	—	—	—	(111.6)
Cash dividends declared — $50.00 per annum per preferred share	—	—	—	(4.8)	—	—	—	(4.8)
Issuance of common stock (305,153 shares)	—	—	8.1	—	—	28.2	—	36.3
Repurchase of common stock (355,751 shares)	—	—	72.2	—	—	(74.6)	—	(2.4)
Redemption and conversion of preferred stock (1,469,055 shares)	(750.0)	—	(137.3)	—	—	137.3	—	(750.0)
Stock-based compensation related	—	—	30.8	—	—	—	—	30.8
Balance July 3, 2021	$620.3	$442.3	$4,951.7	$8,253.2	$(1,787.0)	$(1,396.5)	$2.0	$11,086.0
Net earnings (loss)	—	—	—	414.2	—	—	(0.1)	414.1
Other comprehensive loss	—	—	—	—	(87.8)	—	—	(87.8)
Cash dividends declared — $0.79 per common share	—	—	—	(126.0)	—	—	—	(126.0)
Issuance of common stock (96,462 shares)	—	—	(1.3)	—	—	9.0	—	7.7
Repurchase of common stock (14,153 shares)	—	—	—	—	—	(2.8)	—	(2.8)
Stock-based compensation related	—	—	27.0	—	—	—	—	27.0
Balance October 2, 2021	$620.3	$442.3	$4,977.4	$8,541.4	$(1,874.8)	$(1,390.3)	$1.9	$11,318.2

	Preferred Stock	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	ESOP	Treasury Stock	Non- Controlling Interests	Shareowners’ Equity
	(As Restated) (1)		(As Restated) (1)	(As Restated) (1)			(As Restated) (1)		(As Restated) (1)
Balance December 28, 2019	$1,230.0	$442.3	$4,767.6	$6,768.1	$(1,884.6)	$(2.3)	$(2,184.8)	$5.9	$9,142.2
Net earnings (loss)	—	—	—	133.2	—	—	—	(0.1)	133.1
Other comprehensive loss	—	—	—	—	(258.8)	—	—	—	(258.8)
Cash dividends declared — $0.69 per common share	—	—	—	(105.6)	—	—	—	—	(105.6)
Issuance of common stock (744,339 shares)	—	—	(20.5)	—	—	—	65.1	—	44.6
Repurchase of common stock (125,294 shares)	—	—	10.0	—	—	—	(19.0)	—	(9.0)
Stock-based compensation related	—	—	15.4	—	—	—	—	—	15.4
ESOP	—	—	—	—	—	2.3	—	—	2.3
Adoption of ASU 2016-13	—	—	—	(3.8)	—	—	—	—	(3.8)
Beneficial conversion feature	0.5	—	—	(0.5)	—	—	—	—	—
Other	—	—	(1.2)	—	—	—	—	—	(1.2)
Balance March 28, 2020	$1,230.5	$442.3	$4,771.3	$6,791.4	$(2,143.4)	$—	$(2,138.7)	$5.8	$8,959.2
Net earnings	—	—	—	238.4	—	—	—	0.3	238.7
Other comprehensive income	—	—	—	—	102.8	—	—	—	102.8
Cash dividends declared — $0.69 per common share	—	—	—	(105.8)	—	—	—	—	(105.8)
Cash dividends declared — $50.00 per annum per preferred share	—	—	—	(4.7)	—	—	—	—	(4.7)
Issuance of common stock (74,356 shares)	—	—	0.2	—	—	—	6.5	—	6.7
Repurchase of common stock (4,227 shares)	—	—	—	—	—	—	(0.3)	—	(0.3)
Conversion of original Series C Preferred Stock (5,463,750 shares)	(610.4)	—	113.2	—	—	—	492.6	—	(4.6)
Issuance of remarketed Series C Preferred Stock	750.0	—	—	—	—	—	—	—	750.0
Stock-based compensation related	—	—	21.2	—	—	—	—	—	21.2
Beneficial conversion feature	0.2	—	—	(0.2)	—	—	—	—	—
Other	—	—	2.4	—	—	—	—	—	2.4
Balance June 27, 2020	$1,370.3	$442.3	$4,908.3	$6,919.1	$(2,040.6)	$—	$(1,639.9)	$6.1	$9,965.6
Net earnings	—	—	—	394.9	—	—	—	0.3	395.2
Other comprehensive income	—	—	—	—	79.5	—	—	—	79.5
Cash dividends declared — $0.70 per common share	—	—	—	(109.6)	—	—	—	—	(109.6)
Cash dividends declared — $50.00 per annum per preferred share	—	—	—	(9.4)	—	—	—	—	(9.4)
Issuance of common stock (529,998 shares)	—	—	(5.3)	—	—	—	47.8	—	42.5
Repurchase of common stock (15,403 shares)	—	—	—	—	—	—	(1.9)	—	(1.9)
Stock-based compensation related	—	—	17.9	—	—	—	—	—	17.9
Other	$—	$—	$(0.5)	$—	$—	$—	$—	$—	$(0.5)
Balance September 26, 2020	$1,370.3	$442.3	$4,920.4	$7,195.0	$(1,961.1)	$—	$(1,594.0)	$6.4	$10,379.3
(1) See Note A, Significant Accounting Policies - Restatement, for discussion regarding the impacts of the Restatement.
See Notes to Unaudited Condensed Consolidated Financial Statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 2, 2021

A.    SIGNIFICANT ACCOUNTING POLICIES

Restatement

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

Based on the Company's correspondence with the SEC Staff, the Company re-evaluated its accounting assessment and concluded that the Equity Units should be accounted for as one unit of account based on the economic linkage between the forward stock purchase contracts and convertible preferred stock as well as the combination criteria outlined in Accounting Standards Codification ("ASC") 815, Derivatives. The Equity Units represent mandatorily convertible preferred stock. Accordingly, the shares associated with the combined instrument should be reflected in diluted earnings per share using the if-converted method pursuant to paragraph 260-10-45-40 of ASC 260, Earnings Per Share. Further, the Company originally recognized Preferred stock equal to the amount of gross proceeds received from the issuances of the Equity Units and recognized a liability for the Contract Adjustment Payments with a corresponding reduction to Additional paid in capital. Upon correction of the unit of account, the net proceeds received have been attributed to Preferred stock and the liability for Contract Adjustment Payments, resulting in no net change to the liability for Contract Adjustment Payments. Refer to Note J, Equity Arrangements (as Restated), for further discussion.

The Company previously corrected its diluted earnings per share for the quarter-to-date and year-to-date periods ending October 2, 2021 in its third quarter 2021 Quarterly Report on Form 10-Q, filed with the SEC on November 12, 2021 (the “Original Form 10-Q”). In this Form 10-Q/A, the Company has restated certain information contained in its previously issued unaudited interim consolidated financial statements for the periods ended October 2, 2021, July 3, 2021 and April 3, 2021, as well as the related comparative interim periods in 2020 (collectively, the "Affected Periods"), to correct the errors in its original accounting for the Equity Units, as discussed above (the "Restatement"). The Company has restated its basic and diluted earnings per share, as applicable, as presented in Note C, Earnings Per Share (as Restated), and the related diluted earnings per share impacts disclosed herein, as a result of accounting for the Equity Units as a combined instrument. The shares underlying the forward stock purchase contracts have been included in the denominator of the Company's diluted earnings per share utilizing the if-converted method, which represents a correction of an error of previously applying the treasury stock method to the quarter-to-date and year-to-date periods ended July 3, 2021 and April 3, 2021, as well as the comparative interim periods in 2020, and the quarter-to-date and year-to-date periods ended September 26, 2020. The Company has also corrected the classification of certain amounts in the consolidated balance sheets, statements of cash flows and statements of changes in shareowners' equity to reflect the forward stock purchase contracts and convertible preferred stock as one unit of account, which represents a correction of an error of previously accounting for the instruments as two units of account. The corrections have no impact on the Company's net earnings, total assets, cash flows from operations or business segment information.

The following tables present the impact of the restatement on the Company's previously reported results of operations and comprehensive income, as applicable, for the quarter-to-date and year-to-date periods ended October 2, 2021, July 3, 2021, April 3, 2021, September 26, 2020, June 27, 2020 and March 28, 2020.

	Quarter-To-Date October 2, 2021			Year-To-Date October 2, 2021
(Millions of Dollars, except per share amounts	As Previously Reported	Restatement Impacts	As Restated	As Previously Reported	Restatement Impacts	As Restated

Total Comprehensive Income Attributable to Common Shareowners	$326.8	$(0.4)	$326.4	$1,186.7	$(0.9)	$1,185.8

	Quarter-To-Date July 3, 2021			Year-To-Date July 3, 2021
(Millions of Dollars, except per share amounts	As Previously Reported	Restatement Impacts	As Restated	As Previously Reported	Restatement Impacts	As Restated
Net Earnings Attributable to Common Shareowners	$454.7	$—	$454.7	$932.7	$—	$932.7
Add: Contract adjustment payments accretion	—	0.3	0.3	—	0.5	0.5
Net Earnings Attributable to Common Shareowners - Diluted	$454.7	$0.3	$455.0	$932.7	$0.5	$933.2

Earnings per share of common stock:
Basic	$2.87	$—	$2.87	$5.90	$—	$5.90
Diluted	$2.81	$(0.06)	$2.75	$5.80	$(0.13)	$5.67

Weighted-average shares outstanding (in thousands):
Basic	158,644	—	158,644	158,081	—	158,081
Diluted	161,571	3,615	165,186	160,861	3,872	164,733

	Quarter-To-Date April 3, 2021
(Millions of Dollars, except per share amounts	As Previously Reported	Restatement Impacts	As Restated
Net Earnings Attributable to Common Shareowners	$478.0	$—	$478.0
Add: Contract adjustment payments accretion	$—	$0.2	$0.2
Net Earnings Attributable to Common Shareowners - Diluted	$478.0	$0.2	$478.2

Earnings per share of common stock:
Basic	$3.04	$—	$3.04
Diluted	$2.98	$(0.07)	$2.91

Weighted-average shares outstanding (in thousands):
Basic	157,490	—	157,490
Diluted	160,220	4,129	164,349

	Quarter-To-Date September 26, 2020			Year-To-Date September 26, 2020
(Millions of Dollars, except per share amounts	As Previously Reported	Restatement Impacts	As Restated	As Previously Reported	Restatement Impacts	As Restated
Net Earnings Attributable to Common Shareowners	$385.5	$—	$385.5	$752.4	$(0.7)	$751.7
Add: Contract adjustment payments accretion	—	0.1	0.1	—	1.5	1.5
Net Earnings Attributable to Common Shareowners - Diluted	$385.5	$0.1	$385.6	$752.4	$0.8	$753.2
Total Comprehensive Income Attributable to Common Shareowners	$465.0	—	$465.0	$675.9	(0.7)	$675.2

Earnings per share of common stock:
Basic	$2.47	$—	$2.47	$4.91	$(0.01)	$4.90
Diluted	$2.44	$(0.07)	$2.37	$4.86	$(0.21)	$4.65

Weighted-average shares outstanding (in thousands):
Basic	156,370	—	156,370	153,345	—	153,345
Diluted	157,971	4,704	162,675	154,759	7,339	162,098

	Quarter-To-Date June 27, 2020			Year-To-Date June 27, 2020
(Millions of Dollars, except per share amounts	As Previously Reported	Restatement Impacts	As Restated	As Previously Reported	Restatement Impacts	As Restated
Net Earnings Attributable to Common Shareowners	$233.7	$(0.2)	$233.5	$366.9	$(0.7)	$366.2
Add: Contract adjustment payments accretion	—	0.5	0.5	—	1.4	1.4
Net Earnings Attributable to Common Shareowners - Diluted	$233.7	$0.3	$234.0	$366.9	$0.7	$367.6

Earnings per share of common stock:
Basic	$1.52	$—	$1.52	$2.41	$—	$2.41
Diluted	$1.52	$(0.07)	$1.45	$2.39	$(0.12)	$2.27

Weighted-average shares outstanding (in thousands):
Basic	153,330	—	153,330	152,011	—	152,011
Diluted	154,154	7,436	161,590	153,290	8,657	161,947

	Quarter-To-Date March 28, 2020
(Millions of Dollars, except per share amounts	As Previously Reported	Restatement Impacts	As Restated
Net Earnings Attributable to Common Shareowners	$133.2	$(0.5)	$132.7
Add: Contract adjustment payments accretion	—	0.9	0.9
Net Earnings Attributable to Common Shareowners - Diluted	$133.2	$0.4	$133.6

Earnings per share of common stock:
Basic	$0.89	$(0.01)	$0.88
Diluted	$0.88	$(0.05)	$0.83

Weighted-average shares outstanding (in thousands):
Basic	150,330	—	150,330
Diluted	151,903	9,878	161,781

The tables below present the impact of the restatement on the classification of amounts within certain equity accounts as of October 2, 2021, July 3, 2021, April 3, 2021, September 26, 2020, June 27, 2020 and March 28, 2020. The values as previously reported were derived from the Company's Original Form 10-Q. Refer to the Company's Form 10-K/A for the year ended January 2, 2021, for impacts of the restatement on the consolidated balance sheet as of January 2, 2021.

	October 2, 2021
(Millions of Dollars)	As Previously Reported	Restatement Impacts	As Restated
Preferred stock, without par value	$750.0	$(129.7)	$620.3
Retained earnings	$8,546.8	$(5.4)	$8,541.4
Additional paid in capital	$4,842.3	$135.1	$4,977.4

Total Shareowners’ Equity	$11,318.2	$—	$11,318.2

	July 3, 2021
(Millions of Dollars)	As Previously Reported	Restatement Impacts	As Restated
Preferred stock, without par value	$750.0	$(129.7)	$620.3
Retained earnings	$8,258.6	$(5.4)	$8,253.2
Additional paid in capital	$4,816.6	$135.1	$4,951.7

Total Shareowners’ Equity	$11,086.0	$—	$11,086.0

	April 3, 2021
(Millions of Dollars)	As Previously Reported	Restatement Impacts	As Restated
Preferred stock, without par value	$1,500.0	$(129.7)	$1,370.3
Retained earnings	$7,915.5	$(5.4)	$7,910.1
Additional paid in capital	$4,842.8	$135.1	$4,977.9

Total Shareowners’ Equity	$11,404.8	$—	$11,404.8

	September 26, 2020
(Millions of Dollars)	As Previously Reported	Restatement Impacts	As Restated
Preferred stock, without par value	$1,500.0	$(129.7)	$1,370.3
Retained earnings	$7,200.4	$(5.4)	$7,195.0
Additional paid in capital	$4,785.3	$135.1	$4,920.4

Total Shareowners’ Equity	$10,379.3	$—	$10,379.3

	June 27, 2020
(Millions of Dollars)	As Previously Reported	Restatement Impacts	As Restated
Preferred stock, without par value	$1,500.0	$(129.7)	$1,370.3
Retained earnings	$6,924.5	$(5.4)	$6,919.1
Additional paid in capital	$4,773.2	$135.1	$4,908.3

Total Shareowners’ Equity	$9,965.6	$—	$9,965.6

	March 28, 2020
(Millions of Dollars)	As Previously Reported	Restatement Impacts	As Restated
Preferred stock, without par value	$1,500.0	$(269.5)	$1,230.5
Retained earnings	$6,796.6	$(5.2)	$6,791.4
Additional paid in capital	$4,496.6	$274.7	$4,771.3

Total Shareowners’ Equity	$8,959.2	$—	$8,959.2

The following tables present the impact of the restatement on the Company's previously reported consolidated statements of cash flows for the year-to-date period ended September 26, 2020, and the quarter-to-date and year-to-date periods ended June 27, 2020. The consolidated statements of cash flows for the remaining Affected Periods were not impacted by the restatement.

	Year-to-Date September 26, 2020
(Millions of Dollars)	As Previously Reported	Restatement Impacts	As Restated
Proceeds from issuance of remarketed preferred stock	$—	$750.0	$750.0
Proceeds from issuances of common stock	$843.8	$(750.0)	$93.8

Cash provided by financing activities	$1,273.5	$—	$1,273.5

	Quarter-to-Date June 27, 2020			Year-to-Date June 27, 2020
(Millions of Dollars)	As Previously Reported	Restatement Impacts	As Restated	As Previously Reported	Restatement Impacts	As Restated
Proceeds from issuance of remarketed preferred stock	$—	$750.0	$750.0	$—	$750.0	$750.0
Proceeds from issuances of common stock	$756.7	$(750.0)	$6.7	$801.3	$(750.0)	$51.3

Cash (used in) provided by financing activities	$(391.5)	$—	$(391.5)	$2,083.7	$—	$2,083.7

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (hereinafter referred to as “generally accepted accounting principles”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations for the interim periods have been included and are of a normal, recurring nature. Operating results for the three and nine months ended October 2, 2021 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes included in the Company's Form 10-K/A for the year ended January 2, 2021, and subsequent related filings with the SEC.

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

Refer to Note F, Acquisitions and Investments (as Restated), and Note T, Divestitures, for further discussion of these transactions.

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

C.    EARNINGS PER SHARE (as Restated)
The following table reconciles net earnings attributable to common shareowners and the weighted-average shares outstanding used to calculate basic and diluted earnings per share for the three and nine months ended October 2, 2021 and September 26, 2020:

	Third Quarter		Year-to-Date
	2021	2020	2021	2020
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Numerator (in millions):
Net Earnings Attributable to Common Shareowners	$414.2	$385.5	$1,346.9	$751.7
Add: Contract adjustment payments accretion	$0.4	$0.1	$0.9	$1.5
Net Earnings Attributable to Common Shareowners - Diluted	$414.6	$385.6	$1,347.8	$753.2

Denominator (in thousands):
Basic weighted-average shares outstanding	159,444	156,370	158,494	153,345
Dilutive effect of stock contracts and awards	5,892	6,305	6,406	8,753
Diluted weighted-average shares outstanding	165,336	162,675	164,900	162,098
Earnings per share of common stock:
Basic	$2.60	$2.47	$8.50	$4.90
Diluted	$2.51	$2.37	$8.17	$4.65
The following weighted-average stock options were not included in the computation of weighted-average diluted shares outstanding because the effect would be anti-dilutive (in thousands):

	Third Quarter		Year-to-Date
	2021	2020	2021	2020
Number of stock options	1,042	2,059	948	2,947

In November 2019, the Company issued 7,500,000 Equity Units with a total notional value of $750.0 million ("2019 Equity Units"). Each unit has a stated amount of $100 and initially consists of a three-year forward stock purchase contract (“2022 Purchase Contracts”) for the purchase of a variable number of shares of common stock, on November 15, 2022, for a price of $100, and a 10% beneficial ownership interest in one share of 0% Series D Cumulative Perpetual Convertible Preferred Stock, without par, with a liquidation preference of $1,000 per share (“Series D Preferred Stock”). On and after November 15, 2022, the Series D Preferred Stock may be converted into common stock at the option of the holder. At the election of the Company, upon conversion, the Company may deliver cash, common stock, or a combination thereof. The conversion rate was initially 5.2263 shares of common stock per one share of Series D Preferred Stock, which was equivalent to an initial conversion price of approximately $191.34 per share of common stock. As of October 2, 2021, due to customary anti-dilution provisions, the conversion rate was 5.2301, equivalent to a conversion price of approximately $191.20 per share of common stock. The Series D Preferred Stock is excluded from the denominator of the diluted earnings per share calculation on the basis that the Series D Preferred Stock will be settled in cash except to the extent that the conversion value exceeds its liquidation preference. Therefore, before any redemption or conversion, the common shares that would be required to settle the applicable conversion value in excess of the liquidation preference are included in the denominator of diluted earnings per share in periods in which they are dilutive.
In May 2017, the Company issued 7,500,000 Equity Units with a total notional value of $750.0 million ("2017 Equity Units"). Each unit had a stated amount of $100 and initially consisted of a three-year forward stock purchase contract (“2020 Purchase Contracts”) for the purchase of a variable number of shares of common stock, on May 15, 2020, for a price of $100, and a 10% beneficial ownership interest in one share of 0% Series C Cumulative Perpetual Convertible Preferred Stock, without par, with a liquidation preference of $1,000 per share (“Series C Preferred Stock”).
As further discussed in Note A, Significant Accounting Policies - Restatement, the shares associated with the forward stock purchase contracts component of the 2019 Equity Units and 2017 Equity Units have been reflected in diluted earnings per share using the if-converted method pursuant to paragraph 260-10-45-40 of ASC 260, Earnings Per Share.

In May 2020, the Company successfully remarketed the Series C Preferred Stock (the "Remarketed Series C Preferred Stock") resulting in cash proceeds of $750.0 million. Upon completion of the remarketing, the holders of the 2017 Equity Units received 5,463,750 common shares and the Company issued 750,000 shares of Remarketed Series C Preferred Stock, without par, with a liquidation preference of $1,000 per share. Holders of the Remarketed Series C Preferred Stock were entitled to receive cumulative dividends, if declared by the Board of Directors, at an initial fixed rate equal to 5.0% per annum of the $1,000 per share liquidation preference (equivalent to $50.00 per annum per share). Beginning on May 15, 2020, the holders had the option to convert the Remarketed Series C Preferred Stock into common stock. At the election of the Company, upon conversion, the Company may deliver cash, common stock, or a combination thereof. In connection with the remarketing described above, the conversion rate was reset to 6.7352 shares of the Company's common stock per one share of Remarketed Series C Preferred Stock, which was equivalent to a conversion price of approximately $148.47 per share of common stock.
On April 28, 2021, the Company informed holders that it would redeem all outstanding shares of the Remarketed Series C Preferred Stock on June 3, 2021 (the “Redemption Date”) at $1,002.50 per share in cash (the “Redemption Price”), which was equal to 100% of the liquidation preference of a share of Remarketed Series C Preferred Stock, plus accumulated and unpaid dividends to, but excluding, the Redemption Date. If a holder elected to convert its shares of Remarketed Series C Preferred Stock prior to the Redemption Date, the Company elected a combination settlement with a specified cash amount of $1,000 per share. In June 2021, the Company redeemed the Remarketed Series C Preferred Stock and settled all conversions, paying $750 million in cash and issuing 1,469,055 common shares. The conversion rate used was 6.7548 (equivalent to a conversion price set at $148.04 per common share). Prior to the Redemption Date, the Remarketed Series C Preferred Stock was excluded from the denominator of the diluted earnings per share calculation on the basis that the Remarketed Series C Preferred Stock would be settled in cash except to the extent that the conversion value exceeded its liquidation preference. Therefore, before any redemption or conversion, the common shares that would be required to settle the applicable conversion value in excess of the liquidation preference were included in the denominator of diluted earnings per share in periods in which they were dilutive.
Refer to Note J, Equity Arrangements (as Restated), for further discussion of the above transactions.

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

F.    ACQUISITIONS AND INVESTMENTS (as Restated)

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

	Third Quarter	Year-to-Date
	2020	2020
(Millions of Dollars, except per share amounts)	(As Restated)	(As Restated)
Net sales	$3,854.2	$10,185.0
Net earnings attributable to common shareowners - Diluted	$392.6	$792.5
Diluted earnings per share	$2.41	$4.89

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
J.    EQUITY ARRANGEMENTS (as Restated)

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

2019 Equity Units and Capped Call Transactions

In conjunction with the issuance of the 2019 Equity Units in November 2019, as further discussed in Note C, Earnings Per Share (as Restated), the Company received approximately $734.5 million in cash proceeds, net of offering expenses and underwriting costs and commissions. The proceeds were attributed to the issuance of 750,000 shares of Series D Preferred Stock for $620.3 million and $114.2 million for the present value of the quarterly payments to holders of the 2022 Purchase Contracts ("Contract Adjustment Payments"), as discussed further below. The proceeds were used, together with cash on hand, to redeem the 2052 Junior Subordinated Debentures in December 2019. The Company also used $19.2 million of the proceeds to enter into capped call transactions utilized to hedge potential economic dilution as described in more detail below.

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

2017 Equity Units and Capped Call Transactions

In conjunction with the issuance of the 2017 Equity Units in May 2017, as further discussed in Note C, Earnings Per Share (as Restated), the Company received approximately $727.5 million in cash proceeds, net of offering expenses and underwriting costs and commissions. The proceeds were attributed to the issuance of 750,000 shares of Series C Preferred Stock for $605.0 million, $117.1 million for the present value of the Contract Adjustment Payments, and a beneficial conversion feature of $5.4 million. The proceeds were used for general corporate purposes, including repayment of short-term borrowings. The Company also used $25.1 million of the proceeds to enter into capped call transactions utilized to hedge potential economic dilution as described in more detail below.

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

As discussed further in Note C, Earnings Per Share (as Restated), the Company successfully remarketed the Series C Preferred Stock in May 2020. Subsequent to the remarketing, holders of the Remarketed Series C Preferred Stock were entitled to receive, if declared by the Board of Directors, cumulative dividends (i) from, and including May 15, 2020 to, but excluding, May 15, 2023 (the "dividend step-up date") at a fixed rate equal to 5.0% per annum of the $1,000 per share liquidation preference (equivalent to $50.00 per annum per share) and (ii) from, and including, the dividend step-up date at a fixed rate equal to 10.0% per annum of the $1,000 per share liquidation preference (equivalent to $100.00 per annum per share). Dividends were cumulative on the $1,000 liquidation preference per share and will be payable, if declared by the Board of Directors, quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, beginning on August 15, 2020. Dividends accrued on the Remarketed Series C Preferred Stock reduced net earnings for purposes of calculating earnings per share.

The Company did not have the right to redeem the Remarketed Series C Preferred Stock prior to May 15, 2021. On April 28, 2021, the Company informed holders that it would redeem all outstanding shares of the Remarketed Series C Preferred Stock on June 3, 2021 (the “Redemption Date”) at $1,002.50 per share in cash (the “Redemption Price”), which was equal to 100% of the liquidation preference of a share of Remarketed Series C Preferred Stock, plus accumulated and unpaid dividends to, but excluding, the Redemption Date. If a holder elected to convert its shares of Remarketed Series C Preferred Stock prior to the Redemption Date, the Company elected a combination settlement with a specified cash amount of $1,000 per share. In June 2021, the Company redeemed the Remarketed Series C Preferred Stock and settled all conversions, paying $750 million in cash and issuing 1,469,055 common shares. The conversion rate used was 6.7548 (equivalent to a conversion price set at $148.04 per common share).

The Company generated cash proceeds of $750.0 million from the successful remarketing of the Series C Preferred Stock. Upon completion of the remarketing in May 2020, the holders of the 2017 Equity Units received 5,463,750 common shares using the maximum settlement rate of 0.7285 (equivalent to a reference price of $137.26 per common share), and the Company issued 750,000 shares of Remarketed Series C Preferred Stock.

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
Throughout this Management's Discussion and Analysis (“MD&A”), references to Notes refer to the "Notes To Unaudited Condensed Consolidated Financial Statements" in Part 1, Item 1 of this Form 10-Q/A, unless otherwise indicated.

Restatement

As discussed in the Explanatory Note to this Quarterly Report on Form 10-Q/A and Note A, Significant Accounting Policies - Restatement, the Company has restated certain information contained in its previously issued unaudited interim consolidated financial statements for the periods ended October 2, 2021, July 3, 2021 and April 3, 2021, as well as the related comparative interim periods in 2020 (collectively, the "Affected Periods"), to correct the errors in its original accounting for the Equity Units. The restatement relates to the correction of basic and diluted earnings per share, as applicable, and the classification of certain amounts in the consolidated balance sheets, statements of cash flows and statements of changes in shareowners’ equity. The corrections have no impact on the Company’s net earnings, total assets, cash flows from operations or business segment information. Furthermore, any forward-looking statements herein are as of the Original Form 10-Q for the period ended October 2, 2021, filed with the SEC on November 12, 2021. Refer to Note A, Significant Accounting Policies - Restatement, for further discussion regarding the restatement impacts. In addition, for further information regarding the matters leading to the restatement and related findings with respect to the Company’s internal control over financial reporting, refer to Item 4. Controls and Procedures in Part I of this Quarterly Report on Form 10-Q/A.
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

The Company’s growth and acquisition strategy is interdependent with its social responsibility (ESG) strategy focused on workforce upskilling, product innovation, and environmental preservation including mitigating the impacts of climate change. These are core business issues that ensure the long-term viability of the Company, its customers, suppliers, and communities. The Company has established environmental, social and corporate governance targets embodied in its 2030 Corporate Social Responsibility (“CSR”) strategy that include upskilling 10 million makers and creators, enhancing 500 million lives through purpose driven product innovation, becoming carbon-positive, landfill-free, and reducing water use in water stressed and scarce areas. The carbon positive target includes third-party approved science-based targets to reduce absolute scope 1 and 2 greenhouse gas emissions by greater than 100% by 2030, and to reduce supply chain emissions by 35%. The Company’s CSR strategy considers all life-cycle stages including material procurement from supply chain partners, product design, manufacturing, distribution and transportation, product use, product service and end-of-life. Refer to section "Human Capital Management" in Item 1 Business of the Company’s Form 10-K/A for the year ended January 2, 2021 for additional information regarding the Company's commitment to upskilling its employees and improving diversity, equity and inclusion.

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
The above items resulted in net after-tax charges of approximately $71 million, or $0.44 per diluted share, and $134 million, or $0.83 per diluted share, respectively, for the third quarter and year-to-date 2020 periods.
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

Year-to-date cash flows used in financing activities totaled $940.5 million in the first nine months of 2021 primarily driven by the redemption and conversion of the Remarketed Series C Preferred Stock for $750.0 million and cash dividend payments on common stock of $347.7 million, partially offset by net short-term borrowings under the Company's commercial paper program of $150.7 million and proceeds from issuances of common stock of $108.1 million. Cash flows provided by financing activities totaled $1.274 billion in the first nine months of 2020 primarily driven by net proceeds from debt issuances of $1.483 billion, proceeds generated from the remarketing of the Series C Preferred Stock of $750 million and proceeds of $93.8 million from issuances of common stock, partially offset by net short-term borrowings under the Company's commercial paper program of $341.8 million, cash dividend payments of $321.0 million and the Craftsman deferred purchase price payment of $250.0 million.

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

In November 2019, the Company issued 7,500,000 Equity Units with a total notional value of $750 million ("2019 Equity Units"). Each unit has a stated amount of $100 and initially consisted of a three-year forward stock purchase contract ("2022 Purchase Contracts") for the purchase of a variable number of shares of common stock, on November 15, 2022, for a price of $100, and a 10% beneficial ownership interest in one share of 0% Series D Cumulative Perpetual Convertible Preferred Stock, without par, with a liquidation preference of $1,000 per share ("Series D Preferred Stock"). The Company received approximately $735 million in cash proceeds from the 2019 Equity Units, net of offering expenses and underwriting costs and commissions, and issued 750,000 shares of Series D Preferred Stock. The proceeds were used, together with cash on hand, to redeem the 2052 Junior Subordinated Debentures in December 2019. The Company also used $19 million of the proceeds to enter into capped call transactions utilized to hedge potential economic dilution. On and after November 15, 2022, the Series D Preferred Stock may be converted into common stock at the option of the holder. At the election of the Company, upon conversion, the Company may deliver cash, common stock, or a combination thereof. On or after December 22, 2022, the Company may elect to redeem for cash, all or any portion of the outstanding shares of the Series D Preferred Stock at a redemption price equal to 100% of the liquidation preference, plus any accumulated and unpaid dividends. If the Company calls the Series D Preferred Stock for redemption, holders may convert their shares immediately preceding the redemption date. Upon a successful remarketing of the Series D Preferred Stock (the "Remarketed Series D Preferred Stock"), the Company will receive additional cash proceeds of $750 million and issue shares of the Remarketed Series D Preferred Stock. The Company pays the holders of the 2022 Purchase Contracts quarterly contract adjustment payments, which commenced February 15, 2020. As of October 2, 2021, the present value of the contract adjustment payments was approximately $48 million.

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

In May 2017, the Company issued 7,500,000 Equity Units with a total notional value of $750 million ("2017 Equity Units"). Each unit had a stated amount of $100 and initially consisted of a three-year forward stock purchase contract ("2020 Purchase Contracts") for the purchase of a variable number of shares of common stock, on May 15, 2020, for a price of $100, and a 10% beneficial ownership interest in one share of 0% Series C Cumulative Perpetual Convertible Preferred Stock, without par, with a liquidation preference of $1,000 per share ("Series C Preferred Stock"). The Company received approximately $727 million in cash proceeds from the 2017 Equity Units, net of offering expenses and underwriting costs and commissions, and issued 750,000 shares of Series C Preferred Stock. The proceeds were used for general corporate purposes, including repayment of short-term borrowings. The Company also used $25 million of the proceeds to enter into capped call transactions utilized to hedge potential economic dilution.

In May 2020, the Company generated cash proceeds of $750 million from the successful remarketing of the Series C Preferred Stock (the "Remarketed Series C Preferred Stock"), as described more fully in Note J, Equity Arrangements. Upon completion of the remarketing, the holders of the 2017 Equity Units received 5,463,750 common shares and the Company issued 750,000 shares of Remarketed Series C Preferred Stock. Holders of the Remarketed Series C Preferred Stock are entitled to receive cumulative dividends, if declared by the Board of Directors, at an initial fixed rate equal to 5.0% per annum of the $1,000 per share liquidation preference (equivalent to $50.00 per annum per share). In connection with the remarketing, the conversion rate was reset to 6.7352 shares of the Company's common stock, which was equivalent to a conversion price of approximately $148.47 per share. Beginning on May 15, 2020, the holders have the option to convert the Remarketed Series C Preferred Stock into common stock. At the election of the Company, upon conversion, the Company may deliver cash, common stock, or a combination thereof. The Company did not have the right to redeem the Series C Preferred Stock prior to May 15, 2021. On April 28, 2021, the Company informed holders that it would redeem all outstanding shares of the Remarketed Series C Preferred Stock on June 3, 2021 (the “Redemption Date”) at $1,002.50 per share in cash (the “Redemption Price”), which was equal to 100% of the liquidation preference of a share of Remarketed Series C Preferred Stock, plus accumulated and unpaid dividends to, but excluding, the Redemption Date. If a holder elected to convert its shares of Remarketed Series C Preferred Stock prior to the Redemption Date, the Company elected a combination settlement with a specified cash amount of $1,000 per share. In June 2021, the Company redeemed the Remarketed Series C Preferred Stock and settled all conversions, paying $750 million in cash and issuing 1,469,055 common shares.

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
Refer to the “Other Matters” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Form 10-K/A for the year ended January 2, 2021 for a discussion of the Company’s critical accounting estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no significant change in the Company’s exposure to market risk during the third quarter of 2021. Refer to the Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Form 10-K/A for the year ended January 2, 2021 for further discussion.

ITEM 4. CONTROLS AND PROCEDURES

Material Weaknesses in Internal Control Over Financial Reporting

The management of Stanley Black & Decker, Inc. (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined under Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Under the supervision and with the participation of management, including the Chief Executive Officer and the President and Chief Financial Officer, the Company has assessed the effectiveness of its internal control over financial reporting as of the end of the period covered by this report based upon the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control — Integrated Framework (2013 Framework). Based on that assessment, the Chief Executive Officer and the President and Chief Financial Officer concluded that the Company's internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America as of October 2, 2021 due to the material weaknesses in internal control described below.

A material weakness, as defined in Rule 12b-2 under the Exchange Act, is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As discussed in the Explanatory Note to this Quarterly Report on Form 10-Q/A and Note A, Significant Accounting Policies - Restatement, of the Notes to Consolidated Financial Statements in Item 8, the Company determined that errors were made in its original accounting conclusions related to equity units issued in May 2017 and November 2019 (the “Equity Units”). The Company determined the errors were the result of the following deficiencies in internal control over financial reporting:
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

As required by Rules 13a-15(b) of the Exchange Act, the Company’s management assessed the effectiveness of its internal control over financial reporting as of October 2, 2021 based upon the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control — Integrated Framework (2013 Framework). Based upon its original evaluation, as previously disclosed in its Quarterly Report on Form 10-Q for the period ended October 2, 2021 filed with the Securities and Exchange Commission (“SEC”) on November 12, 2021, the Company’s Chief Executive Officer and its President and Chief Financial Officer concluded that, as of October 2, 2021, the Company’s disclosure controls and procedures were effective as of October 2, 2021. Subsequently, and as a result of the material weaknesses identified in internal control over financial reporting, the Company’s Chief Executive Officer and its President and Chief Financial Officer have concluded that its disclosure controls and procedures were not effective as of October 2, 2021 to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is reported accurately.

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
Except with respect to statements in this Quarterly Report on Form 10-Q/A revised or provided to reflect the effects of the Restatement, forward-looking statements herein are as of the Original Form 10-Q, filed with the SEC on November 12, 2021, unless specifically stated to be made as of a different date, and the Company has not updated forward-looking statements or information to reflect events occurring after the Original Form 10-Q.
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
Additional factors that could cause actual results to differ materially from forward-looking statements are set forth in the Annual Report on Form 10-K/A and in this Quarterly Report on Form 10-Q/A, including under the heading “Risk Factors,”

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the Condensed Consolidated Financial Statements and the related Notes.
Forward-looking statements in this Quarterly Report on Form 10-Q/A speak only as of the date hereof, and forward-looking statements in documents attached that are incorporated by reference speak only as of the date of those documents. The Company does not undertake any obligation to update or release any revisions to any forward-looking statement or to report any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as required by law.

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

ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors except as disclosed in the Company’s Form 10-K/A for the year ended January 2, 2021 filed with the Securities and Exchange Commission on January 31, 2022.

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

(11)	Statement re-computation of per share earnings (the information required to be presented in this exhibit appears in Note C to the Company’s Unaudited Condensed Consolidated Financial Statements set forth in this Quarterly Report on Form 10-Q/A).

(31)(i)(a)	Certification by Chief Executive Officer pursuant to Rule 13a-14(a).

(i)(b)	Certification by President and Chief Financial Officer pursuant to Rule 13a-14(a).

(32)(i)	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(ii)	Certification by President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)
The following materials from Stanley Black & Decker Inc.'s Quarterly Report on Form 10-Q/A for the quarter ended October 2, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended October 2, 2021 and September 26, 2020; (ii) Condensed Consolidated Balance Sheets at October 2, 2021 and January 2, 2021; (iii) Condensed Consolidated Statements of Cash Flows for the three and nine months ended October 2, 2021 and September 26, 2020; (iv) Consolidated Statements of Changes in Shareowners' Equity for the three and nine months ended October 2, 2021 and September 26, 2020; and (v) Notes to Unaudited Condensed Consolidated Financial Statements**.

(104)	The cover page of Stanley Black & Decker Inc.'s Quarterly Report on Form 10-Q/A for the quarter ended October 2, 2021, formatted in iXBRL (included within Exhibit 101 attachments).

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANLEY BLACK & DECKER, INC.

Date:	January 31, 2022	By:	/s/ DONALD ALLAN, JR.
Donald Allan, Jr.
President and Chief Financial Officer