Form 10-K
period 2022-01-01
STANLEY BLACK & DECKER, INC.
filed 2022-02-22
CIK 93556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
As of July 2, 2021, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $33.9 billion based on the New York Stock Exchange closing price for such shares on that date. On February 16, 2022, the registrant had 163,352,135 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2022 annual meeting of shareholders (the "2022 Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2022 Proxy Statement will be filed with the U.S. Securities Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

The Company is a diversified global provider of hand tools, power tools, outdoor products and related accessories, engineered fastening systems and products, services and equipment for oil & gas and infrastructure applications, and automatic doors, with 2021 consolidated annual revenues of $15.6 billion. Approximately 60% of the Company’s 2021 revenues were generated in the United States, with the remainder largely from Europe (17%), emerging markets (14%) and Canada (5%).

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

The above strategy has also resulted in approximately $13.5 billion of acquisitions since 2002 (excluding the Merger), which was enabled by strong cash flow generation and increased debt capacity. In recent years, the Company completed the acquisitions of the remaining 80 percent ownership stake of MTD Holdings Inc. ("MTD") for approximately $1.5 billion, Excel Industries ("Excel") for approximately $374 million, Consolidated Aerospace Manufacturing, LLC ("CAM") for approximately $1.4 billion, and International Equipment Solutions Attachments Group ("IES Attachments") for approximately $654 million. The MTD acquisition expands the Company's presence in the $25 billion and growing outdoor category, with strong brands and growth opportunities. Excel is a strategically important bolt-on acquisition that bolsters the presence in the independent dealer network. The CAM acquisition further diversified the Company's presence in the industrial markets and expanded its portfolio of specialty fasteners in the aerospace and defense markets. The IES Attachments acquisition further diversified the Company's presence in the industrial markets, expanded its portfolio of attachment solutions and provided a meaningful platform for continued growth.
Furthermore, in December 2021, the Company announced that it had reached a definitive agreement for the sale of most of its Security assets to Securitas AB for $3.2 billion in cash. The proposed transaction includes the Company's Convergent Security Solutions ("CSS") business comprising of commercial electronic security and healthcare businesses. The transaction does not include the Company's automatic doors business. The sale is subject to regulatory approvals and other customary closing conditions, and is expected to close in the first half of 2022. Net proceeds from the sale are expected to be used to fund, in part, an approximately $4 billion share repurchase which is planned to be completed in 2022. The use of net proceeds towards a planned share repurchase program is consistent with the Company's long-term capital allocation strategy focused on value maximization.
In May 2019, the Company sold its Sargent and Greenleaf mechanical locks business for net proceeds of $79 million. The Company has also divested several smaller businesses in recent years that did not fit into its long-term strategic objectives. These divestitures allowed the Company to invest in other areas of the Company that fit into its long-term growth strategy.

Refer to Note E, Acquisitions and Investments, and Note T, Divestitures, of the Notes to Consolidated Financial Statements in Item 8 for further discussion.
The Company’s growth and acquisition strategy is interdependent with its social responsibility strategy focused on workforce upskilling, product innovation, and environmental preservation including mitigating the impacts of climate change. These are core business issues that ensure the long-term viability of the Company, its customers, suppliers, and communities. The Company has established environmental, social and corporate governance ("ESG") targets embodied in its 2030 ESG strategy that include empowering 10 million makers and creators, enhancing 500 million lives through purpose-driven product innovation, becoming carbon-neutral, landfill-free across its operations, and reducing water use in water stressed and scarce areas. The carbon neutrality target includes third-party approved science-based targets to reduce absolute scope 1 and 2 greenhouse gas emissions by greater than 100% by 2030, and to reduce supply chain emissions by 35%. The Company’s ESG strategy considers all life-cycle stages including material procurement from supply chain partners, product design, manufacturing, distribution and transportation, product use, product service and end-of-life. Refer to section "Human Capital Management" for additional information regarding the Company's commitment to upskilling its employees and improving diversity, equity and inclusion.
Description of the Business
The Company’s operations are classified into two reportable business segments: Tools & Storage and Industrial. The Company has one non-reportable business operating segment, Mechanical Access Solutions ("MAS"). All reportable segments have significant international operations and are exposed to translational and transactional impacts from fluctuations in foreign currency exchange rates.
Additional information regarding the Company’s business segments and geographic areas is incorporated herein by reference to the material captioned “Business Segment Results” in Item 7 and Note P, Business Segments and Geographic Areas, of the Notes to Consolidated Financial Statements in Item 8.
Tools & Storage
The Tools & Storage segment is comprised of the Power Tools Group ("PTG"), Hand Tools, Accessories & Storage ("HTAS"), and Outdoor Power Equipment ("Outdoor") businesses. Annual revenues in the Tools & Storage segment were $12.8 billion in 2021, representing 82% of the Company’s total revenues.
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

The Outdoor business primarily sells corded and cordless electric lawn and garden products, including hedge trimmers, string trimmers, lawn mowers, pressure washers and related accessories, and gas powered lawn and garden products, including lawn tractors, zero turn ride on mowers, walk behind mowers, snow blowers, residential robotic mowers, utility terrain vehicles (UTVs), handheld outdoor power equipment, garden tools, and parts and accessories to professionals and consumers under the DEWALT®, CUB CADET®, BLACK+DECKER®, CRAFTSMAN®, TROY-BILT®, and HUSTLER® brand names.
The segment sells its products to professional end users, distributors, independent dealers, retail consumers and industrial customers in a wide variety of industries and geographies. The majority of sales are distributed through retailers, including home centers, mass merchants, hardware stores, and retail lumber yards, as well as third-party distributors, independent dealers, and a direct sales force.
Industrial
The Industrial segment is comprised of the Engineered Fastening and Infrastructure businesses. Annual revenues in the Industrial segment were $2.5 billion in 2021, representing 16% of the Company’s total revenues.
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
Mechanical Access Solutions
Annual revenues for the MAS segment were $0.3 billion in 2021, representing 2% of the Company’s total revenues. The MAS business primarily sells automatic doors to commercial customers. Products are sold predominantly on a direct sales basis.
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
Major Customers
A significant portion of the Company’s Tools & Storage products are sold to home centers and mass merchants in the U.S. and Europe. A consolidation of retailers both in North America and abroad has occurred over time. While this consolidation and the domestic and international expansion of these large retailers have provided the Company with opportunities for growth, the increasing size and importance of individual customers creates a certain degree of exposure to potential sales volume loss. Lowe's accounted for approximately 15%, 17% and 17% of the Company's consolidated net sales in 2021, 2020 and 2019, respectively, while The Home Depot accounted for approximately 15%, 14% and 12% of the Company's consolidated net sales in 2021, 2020 and 2019, respectively. No other customer exceeded 10% of the Company's consolidated net sales in 2021, 2020 or 2019.

Working Capital
The Company continues to practice the five operating principles encompassed by Operations Excellence, one element of the SBD Operating Model, which work in concert: sales and operations planning, operational lean, complexity reduction, global supply management, order-to-cash excellence, the application of Industry 4.0 and upskilling the Company's workforce. The Company develops standardized business processes and system platforms to reduce costs and provide scalability. Working capital turns were 5.1 at the end of 2021, down 6.0 turns from 2020, due to inventory investments to support the sustained strong demand outlook and longer lead times related to the challenged global supply chain which has substantially increased inventory in transit. The Company plans to continue leveraging Operations Excellence to generate ongoing improvements, both in the existing business and future acquisitions, in working capital turns, cycle times, complexity reduction and customer service levels, with a long-term goal of delivering 10+ working capital turns.
Raw Materials
The Company’s products are manufactured using resins, ferrous and non-ferrous metals including, but not limited to, steel, zinc, copper, brass, aluminum and nickel. The Company also purchases components such as batteries, motors, engines, transmissions, and electronic components to use in manufacturing and assembly operations along with resin-based molded parts. The raw materials required are procured globally and generally available from multiple sources at competitive prices. As part of the Company's Enterprise Risk Management, the Company has implemented a supplier risk mitigation strategy in order to identify and address any potential supply disruption or material scarcity issues associated with commodities, components, finished goods and critical services. Similar to other industries, the Company is experiencing supply chain constraints in semiconductors that is limiting its ability to fully serve its customer demand, however the Company has taken steps in 2021 to add supply and the Company's supply chain outlook for these electronic components continues to improve. The Company does not anticipate difficulties in obtaining supplies for any raw materials or energy used in its production processes.
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
The Company has numerous trademarks that are used in its businesses worldwide. In the Tools & Storage segment, significant trademarks include STANLEY®, BLACK+DECKER®, DEWALT®, FLEXVOLT®, IRWIN®, LENOX®, CRAFTSMAN®, PORTER-CABLE®, BOSTITCH®, FATMAX®, Powers®, Guaranteed Tough®, MAC TOOLS®, PROTO®, Vidmar®, FACOM®, Expert®, LISTA®, MTD®, CUB CADET®, TROY-BILT®, HUSTLER®, and the yellow & black color scheme for power tools and accessories. Significant trademarks in the Industrial segment include STANLEY®, CRC®, NELSON®, LaBounty®, Dubuis®, CribMaster®, POP®, Avdel®, Heli-Coil®, Tucker®, NPR®, Spiralock®, PALADIN®, CAM®, Bristol Industries®, Voss™, Aerofit™, EA Patten™, Integra®, Optia®, PENGO® and STANLEY® Assembly Technologies. The MAS segment includes significant trademarks such as STANLEY® and Stanley Access Technologies™. The terms of these trademarks typically vary from 10 to 20 years, with most trademarks being renewable indefinitely for like terms.
Governmental Regulations
The Company's operations are subject to numerous federal, state and local laws and regulations, both within and outside the U.S., in areas such as environmental protection, international trade, data privacy, tax, consumer protection, government contracts, climate change and others. The Company is subject to import and export controls, tariffs, and other trade-related regulations and restrictions in the countries in which it has operations or otherwise does business. These controls, tariffs, regulations, and restrictions have had, and may continue to have, a material impact on the Company's business, including its ability to sell products and to manufacture or source components. Refer to Item 1A. Risk Factors in Part I of this Form 10-K for additional information regarding various laws and regulations that affect the Company's business operations.
The Company is also subject to various environmental laws and regulations in the U.S. and foreign countries where it has operations. In the normal course of business, the Company is involved in various legal proceedings relating to environmental issues. The Company’s policy is to accrue environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In the event that no amount in the range of probable loss is considered most likely, the minimum loss in the range is accrued. The amount of liability recorded is based on an evaluation of currently available facts with respect to each individual site and includes such factors as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. The liabilities recorded do not take into account any claims for recoveries from insurance or third parties. As assessments and remediation progress at individual sites, the amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. As of January 1, 2022 and January 2, 2021, the Company had reserves of $159.1 million and $174.2 million, respectively, for remediation activities associated with Company-owned properties, as well as for Superfund sites, for losses that are probable and estimable. Of the 2021 amount, $46.1 million is classified as current and $113.0 million as long-term, which is expected to be paid over the estimated remediation period. As of January 1, 2022, the Company has recorded $16.1 million in other assets related to funding by the Environmental Protection Agency ("EPA") and monies received have been placed in trust in accordance with the Consent Decree associated with the West Coast Loading Corporation ("WCLC") proceedings, as further discussed in Note S, Contingencies, of the Notes to Consolidated Financial Statements in Item 8. Accordingly, the Company's net cash obligation as of January 1, 2022 associated with the aforementioned remediation activities is $143.0 million. The range of environmental remediation costs that is reasonably possible is $93.7 million to $229.3 million, which is subject to change in the near term. The Company may be liable for environmental remediation of sites it no longer owns. Liabilities have been recorded on those sites in accordance with the Company's policy.
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
Compliance with government regulations, including environmental and climate change regulations, has not had, and based on current information and the applicable laws and regulations currently in effect, is not expected to have a material effect on the Company's capital expenditures, results of operations or competitive position. However, laws and regulations may be changed, accelerated or adopted that impose significant operational restrictions and compliance requirements upon the Company and which could negatively impact its operating results and financial condition.

Human Capital Management

At Stanley Black & Decker, human capital management proliferates what the Company considers to be its Purpose (why the organization exists), Values (intrinsically important priorities), Leadership Principles (how the senior leadership thinks about problems and people), and Operating Model (the long-term plan of action and priorities). The Company is aware that the world in which it operates necessitates acceleration of how it prioritizes human capital and the enhanced focus on empathic leadership, health and well-being and the growing needs of a globally diverse workforce.

The Company believes its strategic focus on its people, culture and employer brand differentiates it in this dynamic, competitive landscape. Tenets of its strategic focus include employee experience powered by the intersection of people and technology, hybrid working models, understanding how to maximize talent by leveraging people analytics, and driving leadership behaviors such as agility, inclusion, flexibility, among others in its management teams. The Company continues to focus and invest in talent and people experiences, which it believes is critical to its continued success as a 179-year-old organization.

As of January 1, 2022, the Company had approximately 71,300 employees, inclusive of recently acquired businesses and approximately 8,000 employees included in the aforementioned pending sale of the CSS business, in over 60 countries. Approximately 37% of total employees were employed in the U.S. In addition, the Company had approximately 10,400 temporary contractors globally, primarily in operations. The workforce is comprised of approximately 69% hourly-paid employees, principally in manufacturing, distribution centers and security monitoring operations, and 31% salaried employees. There were approximately 1,500 U.S. employees covered by collective bargaining agreements dispersed among 28 different local labor unions, and a majority of European employees are represented by Works Councils. Six U.S. collective bargaining agreements are scheduled for renegotiation in the next 12 months. The Company strives to maintain a positive relationship with all its employees, as well as the unions and works councils representing them, where applicable.

Talent Attraction, Development, and Retention

Attraction

In 2021, the Company invested in its employer of choice branding and specialty recruiting. Examples of branding investments include launching a program for new hires to notify their social media networks upon joining the Company, new app-based technology that allows colleagues to share curated news about the Company externally, and a refresh of the Company’s public website. Examples of recruiting investments include dedicated resources to source diverse talent, a new recruiting client resource management platform, and organizing internal recruiting teams to better focus on highly technical roles with skills shortages such as data scientists, software engineers, and battery engineers.

The Company also has an emphasis on university recruiting at historically black colleges and universities and professional associations such as the Society of Hispanic Professional Engineers to expand its reach to identify diverse candidates. Approximately 37% of global new hires in 2021 were female, inclusive of recently acquired businesses, versus 35% in 2020, and in the U.S. approximately 45% of new employees were racially or ethnically diverse, inclusive of recently acquired businesses, versus 47% in 2020.

Development

Talent development is a key enabler of the SBD Operating Model where people and technology sit at the center. Performance feedback is designed to happen in real time throughout the year. Lifelong learning is supported internally through the Stanley Black & Decker University and externally with third-party partners. The Company offers over 30,000 training courses to its colleagues, and employees attended more than 25,000 hours of online voluntary learning in 2021. Additionally, the Company focuses on leadership development anchored around its Leader Principles, Values and newly introduced leader habits and behaviors that highlight the importance of attributes like empathy, inclusivity and listening. The Company invested in AI-based video technology to help its operations employees learn outside of the classroom and to increase uptake. In 2021, the Company invested in development and talent initiatives for its operations workforce through a dedicated operations-focused Workforce Readiness organization. With a focus on critical skills, up-skilling initiatives, and future career opportunities across its operations workforce, the Company is educating and developing the workforce together with advancements in manufacturing capabilities.

Retention

The Company monitors organizational health through a variety of channels including employee opinion surveys, townhalls, roundtables, listening sessions, and an internal communications and social collaboration platform called Workplace. The

Company’s People Analytics team has built an interactive cloud-based organizational portal that provides leaders with over 30 metrics related to headcount, hiring, and retention to enhance insight from people data and add new dimensions of forward looking, predictive capability.

Compensation

Compensation and benefits are globally managed and tailored by country to maintain market competitiveness, and effectively attract, retain, and reward employees. The Company’s portfolio of programs is designed in the context of its compensation philosophy underpinned by the tenets of competitive pay, pay for performance, alignment with shareholder interests, and the Company's intent to provide fair and equitable pay supporting an inclusive culture. In addition to standard compensation and benefits packages, a sizable portion of managers and select individual contributors receive annual incentives contingent on achievement of business objectives, and all employees are generally eligible for special recognition awards.

Diversity, Equity & Inclusion

The Company is committed to building and nurturing an inclusive culture of passion and belonging where employees feel valued, heard, and are positioned to succeed. As of January 1, 2022, the Company's Board of Directors (the “Board”) is comprised of 36% female and 9% racially or ethnically diverse directors. The Chief Executive Officer (“CEO”) and his direct staff are comprised of 36% female leaders versus 27% in 2020, and 36% racially or ethnically diverse leaders versus 20% in 2020. Females represent approximately 33% of the global workforce versus 31% in 2020. In the U.S., approximately 34% of employees are racially or ethnically diverse versus 33% in 2020. A copy of the Company's most recently filed Equal Employment Opportunity report to the U.S. government (EEO-1) can be found on the Company’s website.

In early 2021, the Chief Diversity Officer (“CDO”) position was created and added to the CEO’s direct reports. The CDO, with the support of a dedicated team of diversity, equity, and inclusion (“DEI”) professionals, intends to promote a broad approach to DEI with the goal of accelerating Company performance, optimizing organizational culture, enhancing transparency, and strengthening accountability. The Company is continuing to execute initiatives across the global workforce designed to foster an inclusive workplace and facilitate equitable career development opportunities. The Company provides training and guidance to employees regarding diversity, including inclusive workforce training and DEI training for new hires. An internal knowledge library of DEI resources is available on the Company intranet. Management monitors hiring, retention, promotion and continued progress toward achieving the Company's diversity goals. DEI quarterly reviews are completed by management to increase diverse representation at all levels of the organization by: 1) creating consistent visibility to employee demographic data and trends, 2) highlighting female and racially diverse talent, and 3) increasing leadership accountability for creating a diverse and inclusive workplace. Mentorship programs have been created to grow the next generation of talent at the Company by pairing employee resource groups (“ERGs”) leadership, women, people of color, and early career talent with the Company’s leaders to encourage leadership development and mentor allyship. The Company also prioritizes investing in its communities by supporting individuals and organizations that advance DEI goals across cities and regions in which it operates.

The Company has nine ERGs with more than 90 local chapters across the globe, and two regional inclusion councils newly formed in 2021. Over 12,000 employees are engaged with the Company’s ERGs and Inclusion Councils. These ERGs are formed around various dimensions of diversity and participation across groups is encouraged. The ERGs include Abilities (including cognitive, social-emotional, and physical abilities), African Ancestry, Asian Heritage, Hispanic/Latino, Developing Professionals, Pride & Allies (LGBTQ+), Veterans, Women, and Working Parents. Company executives and leaders actively participate, sponsor and engage with the ERGs. The CEO and more than 75% of his direct staff also serve as an executive sponsor for one or more ERGs providing executive sponsorship and support, which serve as one of the cornerstones for inclusion and engagement of talent at scale.

The Company launched a racial equity roadmap in 2020 with ten actions to confront racism and social injustice throughout its communities and across the world, which includes specific goals across culture, career, and community focus areas. Each of the ten items were initiated in 2021. Through the RISE (Reach. Inspire. Support. Engage.) Community program the Company provides Scholar students access to expanded experiential learning beyond their classrooms. The Company’s mission is to help its RISE Scholars discover their passions, expose them to business, technology, potential STEM career opportunities, and help to develop them as leaders.

The Company is a signatory of Paradigm for Parity committing to addressing the gender gap in corporate leadership. The Company also participates in the Business Roundtable Diversity & Inclusion Index, where many of the largest U.S.-based employers are committed to building a more inclusive environment. The Company's CEO was among the signatories of the CEO Action for Diversity & Inclusion.

Employee Wellness, Health and Safety
The Company is committed to providing competitive benefits to attract and retain talent, that vary by country, including benefits and programs to support the broad wellness of its employees’ healthy lifestyles, mental health, and retirement readiness. The Company also supports its employees and promotes work/life balance through benefits such as paid parental leave, paid time off, flexible work arrangement and virtual/hybrid working model policies.

In 2021, the Company's continued commitment to ensuring the health and safety of its employees and supply chain partners was demonstrated through its agile and adaptive response to the ongoing coronavirus pandemic (“COVID-19”). Under the guidance of the Chief Medical Officer, the Company was able to sustain business operations by implementing safety measures and wellness policies, oversight, and systems, including expansion of the Employee Assistance Program to be available globally. The Company maintained virtual working for its office employees around the globe where feasible, while providing the necessary technical and collaboration support to enable its employees to succeed in a virtual working environment. The Company believes its adopted hybrid work model is likely to outlast the pandemic and will be a key enabler to support the broad needs of its employee whether they perform work on-site to fully virtual. Additional information regarding the Company's response to COVID-19 is available under the caption “COVID-19 Pandemic” in Item 7.

The Company’s Environmental, Health and Safety (“EHS”) Management System Plan describes the core elements of health and safety responsibility and accountability, including policies and procedures, designed in alignment with global standards, the Company’s Code of Business Ethics, applicable law and individual facility needs. Health and safety requirements apply to all employees and operating unit locations worldwide, including all manufacturing facilities, distribution centers, warehouses, field service centers, retail, office locations and mobile units, as well as to the Company's subsidiaries and joint ventures (in which the Company exercises decision making control over operations). Legal requirements may vary in different countries in which the Company’s facilities are located. Primary measures of safety performance include Total Recordable Incident Rate ("TRIR") and the Lost Time Incident Rate ("LTIR") based upon the number of incidents per 100 employees (or per 200,000 work hours). Through December 2021, the Company reported a TRIR of 0.65, a LTIR of 0.22 and zero work-related fatalities. Reported total workforce numbers include employees and supervised contractors.
Governance and Oversight
The CEO and the management Executive Committee are entrusted with developing and advancing the Company’s human capital strategy which is reviewed annually with periodic updates on progress with the Board. The Chief Human Resources Officer (“CHRO”), who reports directly to the CEO, is charged with the development and stewardship of this strategy on an enterprise-wide basis. This incorporates a broad range of dimensions, including culture, values, labor and employee relations, leadership expectations and capabilities, talent development, performance management and total rewards. Each year, the Company conducts an extensive talent review with its CEO where the leadership team, key talent, succession plans and new investments are reviewed. Afterwards, the CEO, CHRO, and Chief Talent Officers lead a talent review with the Compensation & Talent Development Committee of the Board and the entire membership of the Board, at least annually. In 2021, the CHRO presented a 3-year strategic plan to the Executive Committee and the Board on human capital and talent strategies.

Code of Business Ethics, Workplace Harassment Prevention, and Managing Unconscious Bias training, among others, are provided to employees and the content is regularly reviewed and updated. All employees have access to the INTEGRITY@SBD platform where support, guidance and resources are available. Employees are encouraged to raise any concerns through multiple channels, including through the confidential Integrity Helpline, without fear of retaliation or retribution.

Additional information regarding the Company's Human Capital programs and initiatives is available in the Company's Annual Sustainability Report and in the Company’s Environmental, Social and Governance Report located under the Social Responsibility section of the Company’s website. The information on the Company’s website is not, and is not intended to be, part of this Form 10-K and is not incorporated into this report by reference.
Research and Development Costs
Research and development costs, which are classified in Selling, general and administrative ("SG&A"), were $276.3 million, $200.0 million and $240.8 million for fiscal years 2021, 2020 and 2019, respectively. In 2021, the Company returned to normalized spend levels as the Company continues to focus on becoming known as one of the world's greatest innovators and remains committed to generating new core and breakthrough innovations. The reduction in spending in 2020 versus 2019 was primarily due to the temporary cost actions taken in response to COVID-19.

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

Business and Operational Risks

The Company’s business is subject to risks associated with sourcing and manufacturing.

The Company imports large quantities of finished goods, component parts and raw materials. Lead times for these items vary significantly and are increasing in light of global shortages of critical components, including semiconductors. Global supply chain constraints in the wake of the COVID-19 pandemic continue to decrease the Company's visibility into availability and lead times for the products and their component parts and raw materials. In addition, the Company’s ability to import these items in a timely and cost-effective manner has been and may continue to be affected by conditions at ports or issues that otherwise affect transportation and warehousing providers, such as fluctuations in freight costs, port and shipping capacity, labor disputes and shortages, severe weather due to climate change or increased homeland security requirements in the U.S. and other countries. In 2021, the Company experienced significantly higher freight costs compared to freight costs incurred in 2020 and 2019. These issues have and could delay importation of products or require the Company to locate alternative ports or warehousing providers to avoid disruption to customers. These alternatives have not and in the future may not be available on short notice or have and could result in higher transit costs, which could have an adverse impact on the Company’s business and financial condition.

Substantially all of its import operations are subject to customs requirements and to tariffs and quotas set by governments through mutual agreements, bilateral actions or, in some cases unilateral action. In addition, the countries in which the Company’s products and materials are manufactured or imported from (including importation into the U.S. of the Company's products manufactured overseas) may from time to time impose additional quotas, duties, tariffs or other restrictions on its imports (including restrictions on manufacturing operations) or adversely modify existing restrictions. In recent years, changes in U.S. policy regarding international trade, including import and export regulation and international trade agreements, have negatively impacted the Company’s business. For example, in 2018 the U.S. imposed tariffs on steel and aluminum as well as on goods imported from China and certain other countries, which resulted in retaliatory tariffs by China and other countries. Similar U.S. actions and any corresponding retaliatory efforts, could result in an increase in supply chain costs that the Company may not be able to offset or otherwise adversely impact the Company’s results of operations. Imports are also subject to unpredictable foreign currency variation which may increase the Company’s cost of goods sold. Adverse changes in these import costs and restrictions, or failure by the Company’s suppliers to comply with customs regulations or similar laws, could harm the Company’s business.

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

The Company also relies on its suppliers to provide high quality products and to comply with applicable laws. The Company’s ability to find qualified suppliers who meet its standards, including a majority having carbon emission reduction targets, and supply products in a timely, cost-effective and efficient manner is a significant challenge with the increasing demand from customers, especially with respect to goods sourced from outside the U.S. For certain products, the Company may rely on one or very few suppliers. A supplier’s failure to meet the Company’s standards, provide products in a timely, cost-effective and efficient manner, or comply with applicable laws is beyond the Company’s control. These issues could have a material negative impact on the Company's business and profitability. Poor quality or an insecure supply chain, may also adversely affect the reliability and reputation of the Company.

The effects of climate change, such as extreme weather conditions, could also place capacity constraints on the Company’s supply chain. For example, steel and copper are critical to the design of the Company's products and some countries, including Chile and Australia, where steel and copper are sourced from have experienced and are expected to continue to experience severe weather due to climate change. A severe weather event in these countries could cause disruptions in the Company's supply chain which could, in turn, cause product shortages, delays in delivery and/or increases in the Company's cost incurred to produce and deliver products to its customers.

The continued adverse effects of the COVID-19 pandemic and an indeterminate recovery period could have a materially negative impact on the Company’s business, operations, financial condition, results of operations, and liquidity, the nature and extent of which is highly uncertain.

The impact of the COVID-19 pandemic has adversely affected, and may continue to adversely affect, the Company’s business, financial condition, workforce and operations and the operations of its customers, distributors, suppliers and contractors. There continues to be significant uncertainty regarding restrictions on the Company's access to its manufacturing facilities or on its support operations or workforce, or similar limitations for its distributors and suppliers. These measures have limited and could continue to limit customer demand and has and could continue to limit the Company's capacity to meet customer demand, which could have a material negative impact on its financial condition and results of operations.

The COVID-19 pandemic has adversely affected global economics and markets and has resulted in disruptions in commerce that will continue to evolve, including with respect to financial and other economic activities, services, travel and supply chains. Global and national health concerns could lead to further and/or increased volatility in global capital and credit markets. A sustained downturn in customer demand or other economic conditions could result in material charges related to bad debt or inventory write-offs, restructuring charges, or impairments of long-lived assets, including both tangible and intangible assets. Furthermore, a sustained downturn in financial markets and asset values could adversely affect the Company’s cost of capital, liquidity and access to capital markets, in addition to potentially increasing its pension funding obligations to ensure its pension plans continue to be adequately funded.

The ongoing COVID-19 pandemic has caused the Company to modify its business practices (including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences). The Company has announced an internal vaccine protocol. The Department of Labor’s Occupational Safety and Health Administration (“OSHA”) had issued rules requiring that employers with more than 100 employees in the U.S. have employee populations that are fully vaccinated against or tested weekly for COVID-19, however, the implementation of the OSHA rules was stayed by the Supreme Court on January 13, 2022 and the OSHA withdrew the rules on January 25, 2022. Although OSHA left open the possibility that it might try to finalize a permanent vaccine and testing rule in the future, vaccine protocols are currently state and employer-specific. It is currently not possible to predict with certainty the impact any future rules and the Company's vaccination policy will have on its workforce. Additional vaccine mandates may also be implemented in other jurisdictions in which the Company operates and the Company may take further actions as may be required by government authorities or that the Company determines are in the best interests of its employees, customers, distributors, suppliers and contractors. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus, and the Company's ability to perform critical functions could be harmed and vaccine mandates could result in higher than usual employee attrition rates and adversely impact the operations of the Company if higher than usual customer demand of its products continues similar to demand levels experienced during the second half of 2020 and during 2021. Furthermore, as a result of the ongoing COVID-19 pandemic, in 2020 the Company executed certain temporary and permanent cost reduction measures including adjustments to its supply chain and manufacturing labor base to match the demand environment and reductions in staffing, compensation and benefits in a manner that allows the Company to respond to changes in demand, some of which were reversed and some were made permanent. These cost reduction measures may not prove to be successful and the Company may need to undertake further measures that could adversely impact its business and/or its ability to ramp up operations in a timely manner.

Continued uncertainties related to the COVID-19 pandemic have caused, and may continue to cause, disruptions in the Company's supply chain, cause delay, or limit the ability of, customers to continue to operate and perform, including in making timely payments to the Company, result in the Company's inability to meet its consumers' and customers' needs due to disruptions in manufacturing and supply arrangements caused by the loss or disruption of essential manufacturing and supply elements, and cause other unpredictable events.

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

The continued spread of COVID-19 has caused, and may continue to cause, significant reductions in demand or significant volatility in demand for certain of the Company’s products. As lockdowns occurred in the first and second quarters of 2020 and the work from home trend continued in 2021, those subject to lockdowns and working from home engaged in home improvement projects in large numbers, and demand for the Company’s products at its retail partners increased significantly. As different geographical areas anticipate and begin moving into a recovery era, demand for the Company’s products may decrease as focus shifts to activities outside the home.

The degree to which COVID-19 ultimately affects the Company’s business, liquidity, results and operations will depend on future developments, which continue to be highly uncertain and cannot be predicted. These uncertainties, include, but are not limited to, the duration and spread of the outbreak and the resurgence in cases,, its severity, the actions to contain the virus or treat its impact, the availability of vaccines, effectiveness against new variants of COVID-19 and achievement of sufficient vaccination levels, supply chain disruptions, competition in the labor market and how quickly and to what extent economic and operating conditions can become more predictable and certain.

Changes in customer preferences, the inability to maintain mutually beneficial relationships with large customers, inventory reductions by customers, and the inability to penetrate new channels of distribution could adversely affect the Company’s business.

The Company has certain significant customers, particularly home centers and major retailers. In 2021, the two largest customers comprised approximately 29% of net sales, with U.S. and international mass merchants and home centers collectively comprising approximately 46% of net sales. The loss or material reduction of business, the lack of success of sales initiatives, or changes in customer preferences or loyalties for the Company’s products, related to any such significant customer could have a material adverse impact on the Company’s results of operations and cash flows. In addition, the Company’s major customers are volume purchasers, a few of which are much larger than the Company and have strong bargaining power with suppliers. This limits the ability to recover cost increases through higher selling prices. Furthermore, unanticipated inventory adjustments by these customers can have a negative impact on the Company's net sales.

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

The Company’s competitive advantage is due in part to its ability to develop and introduce new products in a timely manner at favorable margins. The uncertainties associated with developing and introducing new products, such as market demand, the unavailability of raw materials necessary for production of the Company's products and costs of development and production, may impede the successful development and introduction of new products on a consistent basis. Introduction of new technology may result in higher costs to the Company than that of the technology replaced. That increase in costs, which may continue indefinitely or until increased demand and greater availability in the sources of the new technology drive down its cost, could adversely affect the Company’s results of operations. Market acceptance of the new products introduced in recent years and scheduled for introduction in future years may not meet sales expectations due to various factors, such as the failure to accurately predict market demand, end-user preferences, evolving industry standards, or the emergence of new or disruptive technologies. Moreover, the ultimate success and profitability of the new products may depend on the Company’s ability to resolve technical and technological challenges in a timely and cost-effective manner, and to achieve manufacturing efficiencies. The Company’s investments in productive capacity and commitments to fund advertising and product promotions in connection with these new products could erode profits if those expectations are not met.

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

In order to remain competitive, the Company will need to stay abreast of such technologies, require its employees to continue to learn and adapt to new technologies and be able to integrate them into its current and future business models, products, services and processes and also guard against existing and new competitors disrupting its business using such technologies. The Company’s strategy, value creation model, operating model and innovation ecosystem have important technological elements and many of the Company’s products and offerings are based on technological advances, including artificial intelligence, machine learning, advanced analytics and the Internet of Things. In addition, the Company will need to compete for talent in a competitive market that is familiar with such technologies including upskilling its workforce. Higher than expected employee attrition rates may also result in difficulties to recruit and obtain talent needed to compete effectively. There can be no assurance that the Company will continue to compete effectively with its industry peers due to technological changes, which could result in a material adverse effect on the Company's business and results of operations.

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

The Company is committed to continuous productivity improvement and evaluating opportunities to reduce fixed costs, simplify or improve processes, and eliminate excess capacity. The Company has undertaken restructuring actions, the savings of which may be mitigated by many factors, including economic weakness, inflation, competitive pressures, higher labor costs and decisions to increase costs in areas such as sales promotion or research and development above levels that were otherwise assumed. Failure to achieve, or delays in achieving, projected levels of efficiencies and cost savings from such measures, or unanticipated inefficiencies resulting from manufacturing and administrative reorganization actions in progress or contemplated, would adversely affect the Company’s business and financial results.

The performance of the Company may suffer from business disruptions with catastrophic losses affecting distribution centers and other infrastructure, or other costs associated with information technology, system implementations, or cyber security risks.

The Company relies heavily on digital technology, including from third parties, to manage and operate its businesses and record and process transactions. Digital technology plays a crucial role in effectively operating the Company’s physical operations, notably manufacturing sites, distribution centers, security alarm monitoring facilities, offices and processing centers, which are distributed in various geographic locations. Factors that are hard to predict or are beyond the Company’s control, like weather (including any potential effects of climate change), natural disasters, supply and commodity shortages, fire, explosions, acts or threats of war or terrorism, political unrest, cybersecurity breaches, sabotage, generalized labor unrest or public health crises, including pandemics, could damage or disrupt the Company’s digital technology infrastructure, or that of its suppliers or distributors. If the Company does not effectively plan for or respond to disruptions in its operations, or cannot quickly repair damage to its systems, the Company may be late in delivering or unable to deliver products and services to its customers, and the quality and safety of its products and services might be negatively affected. If a material or extended disruption occurs, the Company may lose its customers’ or business partners’ confidence or suffer damage to its reputation, and long-term consumer demand for its products and services could decline. Although the Company maintains business interruption insurance, it may not fully protect the Company against all adverse effects that could result from significant disruptions. These events could materially and adversely affect the Company’s product sales, financial condition, results of operations, and reputation.

In addition, the Company is in the process of system integrations, conversions, and capability additions such as eCommerce, Artificial Intelligence and Data Analytics to drive enhanced business outcomes. There can be no assurances that expected expense or revenue synergies will be achieved or that there will not be delays to the expected timing of system integrations, conversions or capability additions. It is possible the costs to complete the system integrations, conversions or capability additions may exceed expectations, and that significant costs may be incurred that will require immediate expense recognition as opposed to capitalization. The risk of disruption to key operations and overall business is increased when complex system changes, such as integrations, conversions or capability additions are undertaken. If systems fail to function effectively, or become damaged, operational delays may ensue and the Company may be forced to make significant expenditures to remedy such issues. Any significant disruption in the Company’s digital technology could have a material adverse impact on its business and results.

Despite efforts to prevent such situations and maintaining insurance policies and loss control and risk management practices that partially mitigate these risks, the Company’s digital technologies may be affected by damage or interruption from, among other causes, power outages, system failures or cyber attacks.

Industry and Economic Risks

The Company’s results of operations could be negatively impacted by inflationary or deflationary economic conditions which could affect the ability to obtain raw materials, component parts, freight, energy, labor and sourced finished goods in a timely and cost-effective manner, as well as lead to changes in interest rate environments which impact its cost of funds, the general strength of the economy and demand for its products in the market.

The Company’s products are manufactured using both ferrous and non-ferrous metals including, but not limited to, steel, zinc, copper, brass, aluminum, and nickel. Additionally, the Company uses other commodity-based materials for components and packaging including, but not limited to, plastics, resins, wood and corrugated products. The Company’s cost base also reflects significant elements for freight, energy and labor. The Company also sources certain finished goods directly from vendors. If the Company is unable to mitigate inflationary increases through various customer pricing actions and cost reduction initiatives, its profitability may be adversely affected.

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

In addition, many of the Company’s products incorporate battery technology. As the world moves towards a lower-carbon economy and as other industries begin to adopt similar battery technology for use in their products or increase their current consumption of battery technology, the increased demand could place capacity constraints on the Company’s supply chain. In addition, increased demand for battery technology may also increase the costs to the Company for both the battery cells as well as the underlying raw materials such as cobalt and lithium, among others. If the Company is unable to mitigate any possible supply constraints, related increased costs or drive alternative technology through innovation, its profitably and financial results could be negatively impacted.

Uncertainty about the financial stability of economies outside the U.S. could have a significant adverse effect on the Company's business, results of operations and financial condition.

The Company generates approximately 40% of its revenues outside the U.S., including 17% from Europe and 14% from various emerging market countries. Each of the Company’s segments generates sales in these marketplaces. While the Company believes any downturn in the European or emerging marketplaces might be offset to some degree by the relative stability in North America, the Company’s future growth, profitability and financial liquidity could be affected, in several ways, including but not limited to the following:

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

As described in Note H, Long-Term Debt and Financing Arrangements, of the Notes to Consolidated Financial Statements in Item 8, the Company has a five-year $2.5 billion committed credit facility and $2.0 billion 364-day committed credit facilities. No amounts were outstanding against either of these facilities on January 1, 2022. As of January 1, 2022, the Company had $4.4 billion principal amount of indebtedness.

The instruments and agreements governing certain of the Company’s current indebtedness contain requirements or restrictive covenants that include, among other things:

•a limitation on creating liens on certain property of the Company and its subsidiaries;
•a restriction on entering into certain sale-leaseback transactions;
•customary events of default. If an event of default occurs and is continuing, the Company might be required to repay all amounts outstanding under the respective instrument or agreement; and

•maintenance of a specified financial ratio. The Company has an interest coverage covenant that must be maintained to permit continued access to its committed revolving credit facilities. The interest coverage ratio tested for covenant compliance compares adjusted Earnings Before Interest, Taxes, Depreciation and Amortization to adjusted Interest Expense ("adjusted EBITDA"/"adjusted Interest Expense"); such adjustments to interest or EBITDA include, but are not limited to, removal of non-cash interest expense and stock-based compensation expense. The interest coverage ratio must not be less than 2.5 times through December 31, 2021 and not less than 3.5 times thereafter and is computed quarterly, on a rolling twelve months (last twelve months) basis. Under this covenant definition, the interest coverage ratio was 14.9 times EBITDA or higher in each of the 2021 quarterly measurement periods. Management does not believe it is reasonably likely the Company will breach this covenant. Failure to maintain this ratio could adversely affect further access to liquidity.

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

A portion of the Company’s indebtedness bears interest at rates that fluctuate with changes in certain short-term prevailing interest rates, including the LIBOR. In March 2021, UK Financial Conduct Authority announced that all LIBOR settings will either cease to be provided by any administrator or no longer be representative immediately after December 31, 2021. Banks currently reporting information used to set U.S. dollar LIBOR are presently expected to stop doing so during 2023. In addition, other regulators have suggested reforming or replacing other benchmark rates. These may be replaced by the Secured Overnight Financing Rate or other benchmark rates over the next several years. The discontinuation, reform or replacement of LIBOR or any other benchmark rates may have an unpredictable impact on contractual mechanics in the credit markets or cause disruption to the broader financial markets. These changes, and related uncertainty as to the nature of such potential discontinuation, reform or replacement may create incremental uncertainty in obtaining financing or increase the cost of borrowing. At this time, the Company cannot predict the overall effect of the modification or discontinuation of LIBOR or the establishment of alternative benchmark rates.

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

As a result of the Black and Decker merger and other acquisitions, the Company has approximately $8.8 billion of goodwill, approximately $2.5 billion of indefinite-lived trade names and approximately $2.2 billion of net definite-lived intangible assets on January 1, 2022. The Company is required to periodically, at least annually, determine if its goodwill or indefinite-lived trade names have become impaired, in which case it would write down the impaired portion of the asset. The definite-lived intangible assets, including customer relationships, are amortized over their estimated useful lives and are evaluated for impairment when appropriate. Impairment of intangible assets may be triggered by developments outside of the Company’s control, such as worsening economic conditions, technological change, intensified competition or other factors, which could have an adverse effect on the Company’s financial condition and results of operations.

If the investments in employee benefit plans do not perform as expected, the Company may have to contribute additional amounts to these plans, which would otherwise be available to cover operating expenses or other business purposes.

The Company sponsors pension and other post-retirement defined benefit plans. The Company’s defined benefit plan assets are currently invested in equity securities, government and corporate bonds and other fixed income securities, money market instruments and insurance contracts. The Company’s funding policy is generally to contribute amounts determined annually on an actuarial basis to provide for current and future benefits in accordance with applicable law which require, among other things, that the Company make cash contributions to under-funded pension plans. During 2021, the Company made cash contributions to its defined benefit plans of approximately $40 million and expects to contribute $41 million to its defined benefit plans in 2022.

There can be no assurance that the value of the defined benefit plan assets, or the investment returns on those plan assets, will be sufficient in the future. It is therefore possible that the Company may be required to make higher cash contributions to the plans in future years which would reduce the cash available for other business purposes, and that the Company will have to recognize a significant pension liability adjustment which would decrease the net assets of the Company and result in higher expense in future years. The fair value of the defined benefit plan assets on January 1, 2022 was approximately $2.6 billion.

Strategic Risks

The successful execution of the Company’s business strategy depends on its ability to recruit, retain, train, motivate, and develop employees and execute effective succession planning.

The success of the Company’s efforts to grow its business depends on the contributions and abilities of key executives and management personnel, its sales force and other personnel, including the ability of its sales force to adapt to any changes made in the sales organization and achieve adequate customer coverage. The Company must therefore continue to recruit, retain, train and motivate management, sales and other personnel sufficiently to maintain its current business and support its projected growth. In addition, the Company must invest heavily in reskilling and upskilling its employees, including placing an emphasis on lifelong learning. Additionally, any unplanned turnover or inability to attract and retain key employees could have a negative effect on the Company’s results of operations.

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

The Company’s acquisitions, exiting of businesses, divestitures, strategic investments and alliances and joint ventures, as well as general business reorganizations, may result in financial results that are different than expected and certain risks for its business and operations.

As part of the Company's strategy, it may acquire businesses or assets, divest businesses or assets, enter into strategic alliances and joint ventures, and make investments to further its business (collectively, “business combination and investment transactions”), and also handle any post-closing issues, such as integration. For example, in 2021, the Company completed the MTD Holdings Inc. ("MTD") and Excel Industries ("Excel") acquisitions, as well as smaller acquisitions, and may make additional acquisitions in the future. In December 2021, the Company announced it entered into an agreement to divest its commercial electronic security and healthcare businesses, which it expects to complete in the first half of 2022, pending regulatory approvals and other customary closing conditions.

Risks associated with business combination and investment transactions include the following, any of which could adversely affect the Company's financial results, including its effective tax rate:
•the failure to identify the most suitable candidates for acquisitions;
•difficulty in finding buyers or alternative exit strategies on acceptable terms in a timely manner, or the Company may dispose of a business at a price or on terms that are less desirable than the Company had anticipated for a divestiture;
•the ability to conduct due diligence with respect to business combination and investment transactions, and the ability to evaluate the results of such due diligence, which is dependent on the veracity and completeness of statements and disclosures made or actions taken by third parties or their representatives and the failure to identify significant issues with the target company’s product quality, financial disclosures, accounting practices or internal control deficiencies or the factors necessary to estimate reasonably accurate costs, timing and other matters;
•for an acquisition or other combination, the acquired business may have differing or inadequate cybersecurity and data protection controls, which could impact its exposure to data security incidents and potentially increase anticipated costs or time to integrate the business;
•the difficulties and cost in obtaining any necessary regulatory approvals;
•the ability to identify and close on appropriate acquisition opportunities within desired time frames at reasonable cost;
•the anticipated additional revenues from the acquired companies do not materialize, despite extensive due diligence;
•the acquired businesses will lose market acceptance or profitability;
•the impact of divestitures on the Company's revenue growth may be larger than projected, as the Company may experience greater dis-synergies than expected;
•the diversion of Company management’s attention and other resources;
•incurring significant restructuring charges and amortization expense, assuming liabilities and ongoing or new lawsuits related to the transaction or otherwise, potential impairment of acquired goodwill and other intangible assets, and increasing the Company's expenses and working capital requirements;
•the incurrence of unexpected costs and liabilities, including those associated with undisclosed pre-closing regulatory violations by the acquired business;
•for a divestiture, if the Company does not satisfy pre-closing conditions and necessary regulatory and governmental approvals on acceptable terms, it may prevent the Company from completing the transaction;
•continued financial involvement in a divested business, such as through continuing equity ownership, guarantees, indemnities or other financial obligations; and
•the loss of key personnel, distributors, clients or customers of acquired companies.

In addition, the success of the Company’s long-term growth and acquisition strategy will depend in part on successful general reorganization including its ability to:
•combine businesses, product or service offerings and operations or fully realize all of the anticipated benefits of any particular business combination and investment transaction;
•integrate departments, systems and procedures; and
•obtain cost savings and other efficiencies from such reorganizations, including the Company's margin resiliency initiative.

In addition, the current and the proposed changes to the U.S. and foreign regulatory approval process and requirements in connection with an acquisition may cause approvals to take longer than anticipated to obtain, not be forthcoming or contain burdensome conditions, which may jeopardize, delay or reduce the anticipated benefits of the transaction to the Company and could impede the execution of the Company's business strategy. Failure to effectively integrate acquired companies, strategic investments and alliances, consummate or manage any future acquisitions, exit businesses or consummate divestitures, or general business reorganizations, and mitigate the related risks, may adversely affect the Company’s existing businesses and harm its operational results due to large write-offs, significant restructuring costs, contingent liabilities, substantial depreciation, and/or adverse tax or other consequences. The Company cannot ensure that such integrations and reorganizations will be successfully completed or that all of the planned synergies and other benefits will be realized.

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
The Company’s operations rely on the secure processing, storage and transmission of confidential, sensitive, proprietary and other types of information relating to its business operations, as well as confidential and sensitive information about its customers and employees maintained in the Company’s computer systems and networks, certain products and services, and in the computer systems and networks of its third-party vendors. Cyber threats are rapidly evolving as data thieves and hackers have become increasingly sophisticated and carry out direct large-scale, complex attacks against a company or through vendor software supply chain compromises. In particular, the Company is increasingly relying on its digital technology to support its operations as it manages the impact of COVID-19, including supporting remote-work protocols for a substantial number of the Company’s employees in regions impacted by the spread of COVID-19 and future, ongoing hybrid-work protocols, which can increase cyber risks. The Company is not able to anticipate or prevent all such attacks and could be held liable for any resulting material security breach or data loss. In addition, it is not always possible to deter misconduct by employees or third-party vendors.

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

To conduct its operations, the Company regularly moves data across national borders, and consequently is subject to a variety of continuously evolving and developing laws and regulations in the United States and abroad regarding privacy, data protection and data security. The scope of the laws that may be applicable to the Company is often uncertain and may be conflicting, particularly with respect to foreign laws. For example, the European Union’s General Data Protection Regulation (“GDPR”), which became effective in May 2018, greatly increased the jurisdictional reach of European Union law and added a broad array of requirements for handling personal data, including the public disclosure of significant data breaches. Similarly, the California Consumer Privacy Act of 2018 (“CCPA”), which became effective in January 2020, provided, among other things, a new private right of action for data breaches, required companies that process information on California residents to make new disclosures to consumers about their data collection, use and sharing practices, and provided consumers with additional rights. The California Privacy Rights Act of 2020, which will become effective on January 1, 2023, amends and expands the CCPA, creating new industry requirements, consumer privacy rights and enforcement mechanisms. Virginia and Colorado have also passed robust privacy laws that will come into effect on January 1 and July 1, 2023, respectively. The Company's reputation and brand and its ability to attract new customers could also be adversely impacted if the Company fails, or is perceived to have failed, to properly respond to security breaches of its or third party’s information technology systems. Such failure to properly respond could also result in similar exposure to liability.

Additionally, other countries have enacted or are enacting data localization laws that require data to stay within their borders. In many cases, these laws and regulations apply not only to transfers between unrelated third parties but also to transfers between the Company and its subsidiaries.

All of these evolving compliance and operational requirements impose significant costs that are likely to increase over time. Privacy laws that may be implemented in the future, and court decisions impacting activities across borders, including the Schrems II decision invalidating the EU - U.S. Privacy Shield, will continue to require changes to certain business practices, thereby increasing costs, or may result in negative publicity, require significant management time and attention, and may subject the Company to remedies that may harm its business, including fines or demands or orders that the Company modify or cease existing business practices.

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

Climate change and climate change legislation or regulations may adversely affect the Company's business.

The effects of climate change, such as severe weather, including droughts and water scarcity, could impact the Company’s business. The effects of climate change could also disrupt the Company’s operations by impacting the availability and costs of materials needed for manufacturing and could increase insurance and other operating costs. There may be operational risk due to the significant impact climate change could pose to employees’ lives, the Company’s supply chain, or electrical power availability from climate-related weather events. The Company also face risks related to the transition to a lower-carbon economy, such as its ability to successfully adopt new technology or to comply with more stringent and increasingly complex environmental regulations or requirements for the Company's manufacturing facilities and business operations, increased prices related to freight and shipping costs and other permitting requirements.

There continues to be a lack of consistent climate legislation, which creates economic and regulatory uncertainty. Increased public awareness and concern regarding global climate change may result in more international, regional and/or federal requirements or other stakeholder expectations that could mandate more restrictive or expansive standards, more prescriptive reporting of environmental, social and governance metrics than the voluntary commitments the Company adopted, or require related changes on a more accelerated time frame than the Company anticipates. A number of governmental bodies have finalized, proposed or are contemplating legislative and regulatory changes in response to the potential effect of climate change. Such legislation or regulation has and potentially could include provisions for a “cap and trade” system of allowances and credits or a carbon tax or require increased measurement of metrics and disclosure, among other provisions. The Company currently purchases renewable energy certificates (“RECs”) to mitigate the impact of carbon tax and is also assessing expanding its use of solar panels as an alternative energy source. If carbon tax legislation is changed or adopted, the Company may not be able to mitigate the future impact of carbon tax through the purchase of RECs and the use of solar panels or other measures. The Company may also face reputational risks and risks to the Company's investor confidence and market share if the Company is unable to make progress on the Company's voluntary environmental goals or is unable to keep apace with the progress made by the Company's peers. If environmental laws or regulations are either changed or adopted and impose significant operational restrictions and compliance requirements on the Company, they may have a material adverse effect on the Company’s business, access to credit, capital expenditures, operating results and financial condition.

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

The Company’s results of operations and earnings may not meet guidance or expectations. The Company may provide public guidance on expected results of operations for future periods. This guidance is comprised of forward-looking statements subject to risks and uncertainties, including the risks and uncertainties described in this Form 10-K and in the Company’s other public filings and public statements, and is based necessarily on assumptions the Company makes at the time it provides such guidance. The Company’s guidance may not always be accurate. The Company may also choose to withdraw guidance, as it did in response to the uncertainty of the COVID-19 pandemic, or lower guidance in future periods. If, in the future, the Company’s results of operations for a particular period do not meet its guidance or the expectations of investment analysts, the Company reduces its guidance for future periods, or the Company withdraws guidance, the market price of the Company’s common stock could decline significantly.

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

Subsequent to the filing of its 2020 Form 10-K, the Company received comments from the SEC Staff regarding its accounting for equity units issued in May 2017 and November 2019 (the “Equity Units”). Upon further reflection of the comments received by the Staff and the nature of the Equity Units, the Company determined that errors were made in its original accounting conclusions resulting from material weaknesses in its internal control over financial reporting for such instruments. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As discussed in Item 9A. Controls and Procedures of this Annual Report on Form 10-K, the Company’s management has evaluated its assessment of the effectiveness of internal control over financial reporting and its disclosure controls and procedures and concluded that they were not effective as of January 1, 2022.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
As of January 1, 2022, the Company and its subsidiaries owned or leased significant facilities used for manufacturing, distribution and sales offices in 23 states and 20 countries. The Company leases its corporate headquarters in New Britain, Connecticut. The Company has 110 facilities including its corporate headquarters that are larger than 100,000 square feet, as follows:

	Owned	Leased	Total
Tools & Storage	46	38	84
Industrial	14	7	21
Mechanical Access Solutions	1	1	2
Corporate	2	1	3
Total	63	47	110
The combined size of these facilities is approximately 29 million square feet. The buildings are in good condition, suitable for their intended use, adequate to support the Company’s operations, and generally fully utilized. Excluded from the table above, the Company identified one lease, larger than 100,000 square feet, which is part of discontinued operations.

ITEM 3. LEGAL PROCEEDINGS
The Company has identified that certain expenses it incurred in previous years constituted undisclosed perquisites. The Company has voluntarily disclosed this information to the U.S. Securities and Exchange Commission ("SEC") and is cooperating with the SEC’s investigation of this matter.
For the named executive officers in fiscal year 2021, the Company has calculated the amount of the undisclosed perquisites to be up to approximately $225,000 in 2020 and up to approximately $350,000 in 2019. These amounts relate principally to use of corporate aircraft and will be included in the Company’s proxy statement for its 2022 annual shareholders meeting.

The Company is committed to upholding the highest standards of corporate governance and is continuously focused on ensuring the effectiveness of its policies, procedures, and controls. The Company is in the process, with the assistance of professional advisors, of reviewing and further enhancing relevant policies, procedures, and controls.
Currently the Company does not believe that this matter will have a material impact on its financial condition or results of operations, although it is possible that a loss related to this matter may be incurred. Given the ongoing nature of this matter, management cannot predict the duration, scope, or outcome of the SEC’s investigation or estimate the potential magnitude of any such loss or range of loss, or the cost of the ongoing SEC investigation. Any determination that the Company’s expense and perquisite reporting practices were not in compliance with existing laws or regulations could result in the imposition of fines, civil or criminal penalties, equitable remedies, including disgorgement, injunctive relief, or other sanctions against the Company. The Company also may become a party to litigation or other legal proceedings over these matters.
In the normal course of business, the Company is involved in various lawsuits and claims, including product liability, environmental, intellectual property, contract and commercial, advertising, employment and distributor claims, and administrative proceedings. The Company does not expect that the resolution of these matters will have a materially adverse effect on the Company’s consolidated financial position, results of operations or liquidity.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s common stock is listed and traded on the New York Stock Exchange, Inc. (“NYSE”) under the abbreviated ticker symbol “SWK”, and is a component of the Standard & Poor’s (“S&P”) 500 Composite Stock Price Index. The Company’s high and low quarterly stock prices on the NYSE for the years ended January 1, 2022 and January 2, 2021 follow:

	2021			2020
	High	Low	Dividend Per Common Share	High	Low	Dividend Per Common Share
QUARTER:
First	$202.07	$169.35	$0.70	$172.53	$72.03	$0.69
Second	$220.69	$194.92	$0.70	$148.23	$92.13	$0.69
Third	$209.43	$174.87	$0.79	$166.25	$135.61	$0.70
Fourth	$196.61	$171.07	$0.79	$190.94	$161.48	$0.70
Total			$2.98			$2.78
As of February 4, 2022, there were 8,755 holders of record of the Company’s common stock. Information required by Item 201(d) of Regulation S-K concerning securities authorized for issuance under equity compensation plans can be found under Item 12 of this Annual Report on Form 10-K.
Issuer Purchases of Equity Securities
The following table provides information about the Company’s purchases of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934 for the three months ended January 1, 2022:

2021	Total Number Of Shares Purchased (a)	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of A Publicly Announced Plan or Program	Maximum Number Of Shares That May Yet Be Purchased Under The Program (b)
October 3 - November 6	3,980	$180.09	—	20,000,000
November 7 - December 4	58,996	177.99	—	20,000,000
December 5 - January 1	15,877	187.71	—	20,000,000
Total	78,853	$180.05	—	20,000,000

(a)The shares of common stock in this column were deemed surrendered to the Company by participants in various benefit plans of the Company to satisfy the participants’ taxes related to vesting or delivery of time-vesting restricted share units under those plans.
(b)On April 23, 2021, the Board of Directors approved a new repurchase program of up to 20.0 million shares of the Company's common stock (the "April 2021 Program") and terminated the previously approved repurchase program. As of January 1, 2022, the authorized shares available for repurchase under April 2021 Program totaled 20.0 million shares. On February 16, 2022, the Board of Directors terminated the April 2021 Program and approved a new repurchase program of up to the greater of (i) 20.0 million shares of the Company’s common stock; and (ii) the number of shares of the Company’s common stock in the aggregate that can be purchased for an amount up to $2.5 billion. As of February 16, 2022, the authorized shares available for purchase under the new program totaled the greater of (i) 20.0 million shares; and (ii) the number of shares in the aggregate that can be purchased for an amount up to $2.5 billion. The new repurchase program does not have an expiration date. The Company may repurchase shares under the repurchase program through open market purchases, privately negotiated transactions or share repurchase programs, including one or more accelerated share repurchase programs (under which an initial payment for the entire repurchase amount may be made at the inception of the program). Such repurchases may be funded from cash on hand, short-term borrowings or other sources of cash at the Company’s discretion, and the Company is under no obligation to repurchase any shares pursuant to the repurchase program. In the second quarter of 2021, the Company net-share settled capped call options and received 344,004 shares. This transaction was completed under the approved repurchase program in place prior to the April 2021 Program. The currently authorized shares available for repurchase under the new repurchase program do not include approximately 3.6 million shares reserved and authorized for purchase under the Company’s approved repurchase program in place prior to the April 2021 Program relating to a forward share purchase contract entered into in March 2015. Refer to Note J, Capital Stock, of the Notes to Consolidated Financial Statements in Item 8 for further discussion.

Stock Performance Graph
The following line graph compares the yearly percentage change in the Company’s cumulative total shareholder return for the last five years to that of the S&P 500 Index and the S&P 500 Industrials Index. The Company has decided to use the S&P 500 Industrials Index, which is utilized by a number of the Company’s industrial peers, for the purpose of this disclosure.

THE POINTS IN THE ABOVE TABLE ARE AS FOLLOWS:	2016	2017	2018	2019	2020	2021
Stanley Black & Decker	$100.00	$150.48	$107.32	$152.79	$167.52	$179.76
S&P 500	$100.00	$121.82	$115.48	$153.54	$181.29	$233.28
S&P 500 Industrials	$100.00	$122.71	$118.04	$157.93	$194.02	$248.15
The comparison assumes $100 invested at the closing price on December 31, 2016 in the Company’s common stock, S&P 500 Index, and S&P 500 Industrials Index. Total return assumes reinvestment of dividends.

ITEM 6. REMOVED AND RESERVED
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
Strategic Objectives
The Company continues to pursue a growth and acquisition strategy, which involves industry, geographic and customer diversification to foster sustainable revenue, earnings and cash flow growth, and employ the following strategic framework in pursuit of its vision to deliver top-quartile financial performance, become known as one of the world’s leading innovators and elevate its commitment to ESG:
•Continue organic growth momentum by leveraging the SBD Operating Model to drive innovation and commercial excellence, while diversifying toward higher-growth, higher-margin businesses;
•Be selective and operate in markets where brand is meaningful, the value proposition is definable and sustainable through innovation, and global cost leadership is achievable; and
•Pursue acquisitive growth on multiple fronts by building upon its existing global tools platform and expanding the outdoor products category, expanding the Industrial platform in Engineered Fastening and Infrastructure, and pursuing adjacencies with sound industrial logic.
Execution of the above strategy has resulted in approximately $13.5 billion of acquisitions since 2002 (excluding the Black & Decker merger), several divestitures, improved efficiency in the supply chain and manufacturing operations, and enhanced investments in organic growth, enabled by cash flow generation and increased debt capacity. In addition, the Company's continued focus on diversification and organic growth has resulted in improved financial results and an increase in its global presence. The Company also remains focused on leveraging its SBD Operating Model to deliver success in the 2020s and beyond. The latest evolution of the SBD Operating Model builds on the strength of the Company's past while embracing changes in the external environment to ensure the Company has the right skillsets, incorporates technology advances in all areas, maintains operational excellence, drives efficiency in business processes and resiliency into its culture, delivers extreme innovation and ensures the customer experience is world class. The operating model underpins the Company's ability to deliver above-market organic growth with margin expansion, maintain efficient levels of selling, general and administrative expenses ("SG&A") and deliver top-quartile asset efficiency.
The Company’s long-term financial objectives remain as follows:

•4-6% organic revenue growth;
•10-12% total revenue growth;
•10-12% total EPS growth (7-9% organically) excluding acquisition-related charges;
•Free cash flow equal to, or exceeding, net income;
•Deliver 10+ working capital turns; and
•Cash Flow Return On Investment ("CFROI") between 12-15%.
In terms of capital allocation, the Company remains committed, over time, to returning approximately 50% of excess capital to shareholders through a strong and growing dividend as well as opportunistically repurchasing shares. The remaining capital (approximately 50%) will be deployed towards acquisitions.
Pending Sale of Convergent Security Solutions ("CSS")
In December 2021, the Company announced that it had reached a definitive agreement for the sale of most of its Security assets to Securitas AB for $3.2 billion in cash. The proposed transaction includes the Company's CSS business comprising of commercial electronic security and healthcare businesses. The transaction does not include the Company's automatic doors business. The sale is subject to regulatory approvals and other customary closing conditions, and is expected to close in the first half of 2022. Net proceeds from the sale are expected to be used to fund, in part, an approximately $4 billion share repurchase which is planned to be completed in 2022. The use of net proceeds towards a planned share repurchase program is consistent with the Company's long-term capital allocation strategy focused on value maximization.
Acquisitions and Investments
On December 1, 2021, the Company acquired the remaining 80 percent ownership stake in MTD Holdings Inc. ("MTD"), a privately held global manufacturer of outdoor power equipment. The Company previously acquired a 20 percent interest in MTD in January 2019. With over $2.6 billion of revenue in 2021, MTD designs, manufactures and distributes lawn tractors, zero turn ride on mowers, walk behind mowers, snow blowers, residential robotic mowers, handheld outdoor power equipment and garden tools for both residential and professional consumers under well-known brands like Cub Cadet® and Troy-Bilt®.

On November 12, 2021, the Company acquired Excel Industries ("Excel"). Excel is a leading designer and manufacturer of premium commercial and residential turf-care equipment under the brands of Hustler Turf Equipment® and BigDog Mower Co®. The Company believes this is a strategically important bolt-on acquisition that bolsters the presence in the independent dealer network.

The Company expects the combination of MTD, Excel and its existing outdoor strategic business unit in Tools & Storage will create a global leader in the $25 billion and growing outdoor category, with strong brands and growth opportunities. As part of the integration of these businesses, the Company plans to design, develop and manufacture battery and electric-powered solutions for professional and residential users. This will position the combined businesses to be a leader as preferences shift from gas powered equipment toward electrified solutions in outdoor power equipment.
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

Refer to Note T, Divestitures, for further discussion of the Company's divestitures.

COVID-19 Pandemic

The novel coronavirus ("COVID-19") outbreak has adversely affected the Company's workforce and operations, as well as the operations of its customers, distributors, suppliers and contractors. The COVID-19 pandemic has also resulted in significant volatility and uncertainty in the markets in which the Company operates. To successfully navigate through this unprecedented period, the Company has remained focused on the following key priorities:

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

Driving Further Profitable Growth by Fully Leveraging The Company's Core Franchises

Each of the Company's franchises share common attributes: they have world-class brands and attractive growth characteristics, they are scalable and defensible, they can differentiate through innovation, and they are powered by the SBD Operating Model.
•The Tools & Storage business is the tool company to own, with strong brands, proven innovation, global scale, and a broad offering of power tools, hand tools, outdoor products, accessories, and storage & digital products across many channels in both developed and developing markets.
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
Continuing to Invest in the Stanley Black & Decker Brands
The Company has a strong portfolio of brands associated with high-quality products including STANLEY®, BLACK+DECKER®, DEWALT®, FLEXVOLT®, IRWIN®, LENOX®, CRAFTSMAN®, PORTER-CABLE®, BOSTITCH®, PROTO®, MAC TOOLS®, FACOM®, Powers®, LISTA®, Vidmar®, GQ® and through the 2021 acquisitions of MTD and Excel added Cub Cadet®, Troy-Bilt® and Hustler® in the Americas. Among the Company's most valuable assets, STANLEY®, BLACK+DECKER® and DEWALT® are recognized as three of the world's great brands, while CRAFTSMAN® is recognized as a premier American brand.

The National Collegiate Athletic Association sponsorship delivered an estimated 308+ million views through TV-visible DEWALT® branding at 25 colleges and universities across five (Atlantic Coast Conference, Big Ten, Big 12, Pac-12 and Mountain West) Division 1 conferences.

During 2021, the Company also announced its “Official Tools” sponsorship with McLaren Racing in Formula 1 – a partnership well on track for 2022. In 2021, the McLaren team sported the DEWALT® logo on the car for 16 races starting at the British Grand Prix in July.

The STANLEY®, DEWALT® and CRAFTSMAN® brands continue to have prominent signage in Major League Baseball ("MLB") stadiums appearing in many MLB games. The Company has also maintained long-standing NASCAR and NHRA racing sponsorships, which provided brand exposure during nearly 60 events in 2021 with the STANLEY®, DEWALT®, CRAFTSMAN®, IRWIN® and MAC TOOLS® brands. The Company also advertises in the English Premier League, which is the number one soccer league in the world, featuring STANLEY®, BLACK+DECKER® and DEWALT® brands to a global audience. In 2014, the Company became a sponsor for one of the world’s most popular football clubs, FC Barcelona ("FCB"), including player image rights, hospitality assets and stadium signage. In 2018, the Company was announced as the first ever shirt sponsor for the FCB Women's team in support of its commitment to global diversity and inclusion.

The above marketing initiatives highlight the Company's strong emphasis on brand building and commercial support, which has resulted in more than 300 billion global brand impressions – an annual increase of 110% – from digital and traditional advertising and strong brand awareness. Allocating brand and advertising spend judiciously will continue to be the Company’s focus. Among the goals: being front and center in an emerging digital landscape, evolving proven marketing programs that tie trusted global brands with societal purpose and tapping into technologies to build meaning 1:1 experiences with customers, consumers, employees and shareholders in line with the Company’s mission and vision.
The SBD Operating Model: Winning in the 2020s
Over the past 15 years, the Company has successfully leveraged its proven and continually evolving operating model to focus the organization to sustain top-quartile performance, resulting in asset efficiency, above-market organic growth and expanding operating margins. In its first evolution, the Stanley Fulfillment System ("SFS") focused on streamlining operations, which helped reduce lead times, realize synergies during acquisition integrations, and mitigate material and energy price inflation. In 2015, the Company launched a refreshed and revitalized SFS operating system, entitled SFS 2.0, to drive from a more programmatic growth mentality to a true organic growth culture by more deeply embedding breakthrough innovation and commercial excellence into its businesses, and at the same time, becoming a significantly more digitally-enabled enterprise. The latest evolution occurred in 2020, when the Company launched the SBD Operating Model: Winning in the 2020s, which recognized the changing dynamics of the world in which the Company operates, including the acceleration of technological change, geopolitical instability and the changing nature of work.

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

Performance Resiliency
The Company views performance resiliency as the agility, flexibility and adaptability to sustain strong performance in a variety of operating environment conditions, which requires planning for the unexpected and anticipating exogenous volatility as the new normal. Technology, applied to key business processes, products and business models, will be a key enabler for value creation and performance resiliency as the Company executes sustainable, ongoing transformation across the enterprise.

Extreme Innovation
The Company has a historically strong foundation in innovation, launching more than 1,000 products a year, including breakthroughs such as DEWALT Flexvolt, Atomic, Xtreme, and the launch of DEWALT PowerStack in December 2021. In recent years, the Company has expanded its innovation-focused internal teams and external partnerships, but now it is growing that innovation ecosystem at a rapid pace, expanding the number of external collaborations with start-ups and entrepreneurs, academic institutions, research labs and others. This innovation culture, which includes a focus on social impact in addition to the Company's traditional product and customer focus, enables the Company to introduce products to market faster and reimagine how to operate in today’s technology-enabled, fast-paced world.

Operations Excellence
An intense focus on operations excellence and asset efficiency is mandatory in a dynamic world in which the bar for competitiveness is always moving higher. To help maintain the Company's edge, a much more agile, adaptable and technology-enabled supply chain is necessary to manufacture closer to its customers. This “Make Where We Sell” strategy will improve customer responsiveness, lower lead times, reduce costs and mitigate geopolitical and currency risk while facilitating improvements in carbon footprint.

Extraordinary Customer Experience

Customers are increasingly demanding world-class experiences from their brands and expectations for execution at the customer level are growing every day. It is no longer sufficient to have great products on the shelf or in the catalog. The Company knows that to sustain market share growth, it needs to evolve and adapt to provide the types of experiences that customers now expect. Each of the Company's businesses evaluates and works to systematically improve its various customer journeys and acts on customer insights to continuously deliver an extraordinary customer experience. As previously noted, the interaction between people and technology will define success in this area.

Leveraging the SBD Operating Model, the Company is building a culture in which it strives to become known as one of the world’s great innovative companies by embracing the current environment of rapid innovation and digital transformation. The Company continues to build a vast innovation focused ecosystem to pursue faster innovation and to remain aware of and open to new technologies and advances by leveraging both internal initiatives and external partnerships. The innovation ecosystem used in concert with the SBD Operating Model is anticipated to allow the Company to apply innovation to its core processes in manufacturing and back office functions to reduce operating costs and inefficiencies, develop core and breakthrough product innovations within each of its businesses, and pursue disruptive business models to either push into new markets or change existing business models before competition or new market entrants capture the opportunity. The Company continues to make progress towards this vision, as evidenced by the creation of Innovation Everywhere, a program that encourages and empowers all employees to implement value creation and cost savings using collaborative and innovative solutions, breakthrough innovation teams, the Stanley Ventures group, which invests capital in new and emerging start-ups in core focus areas, the Techstars partnership, which selects start-ups from around the world with the goal of bringing breakthrough technologies to market, the Manufactory 4.0, which is the Company's epicenter for Industry 4.0 technology development and partnership, and STANLEY X, a Silicon Valley based team, which is building its own set of disruptive initiatives and exploring new business models.

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

Segments

The Company’s operations are classified into two reportable business segments: Tools & Storage and Industrial. The Company has one non-reportable business operating segment, Mechanical Access Solutions ("MAS").
Tools & Storage
The Tools & Storage segment is comprised of the Power Tools Group ("PTG"), Hand Tools, Accessories & Storage ("HTAS"), and Outdoor Power Equipment ("Outdoor") businesses.
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

The Outdoor business primarily sells corded and cordless electric lawn and garden products, including hedge trimmers, string trimmers, lawn mowers, pressure washers and related accessories, and gas powered lawn and garden products, including lawn tractors, zero turn ride on mowers, walk behind mowers, snow blowers, residential robotic mowers, utility terrain vehicles (UTVs), handheld outdoor power equipment, garden tools, and parts and accessories to professionals and consumers under the DEWALT®, CUB CADET®, BLACK+DECKER®, CRAFTSMAN®, TROY-BILT®, and HUSTLER® brand names.
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
RESULTS OF OPERATIONS
The Company’s results represent continuing operations and exclude the commercial electronic security and healthcare businesses following the aforementioned announced divestiture in December 2021, unless specifically noted. The operating results of these businesses previously were included in the Security segment and have been classified as discontinued operations.
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

The Company’s operating results at the consolidated level as discussed below include and exclude acquisition-related and other charges impacting gross profit, SG&A, and Other, net. The Company’s business segment results as discussed below include and exclude acquisition-related and other charges impacting gross profit and SG&A. These amounts for the year-to-date periods of 2021, 2020 and 2019 are as follows:

2021

		GAAP	Acquisition- Related Charges & Other	Non-GAAP
	Gross profit	$5,194.2	$39.0	$5,233.2
	Selling, general and administrative[1]	3,240.4	(184.5)	3,055.9
	Operating profit	1,953.8	223.5	2,177.3
	Earnings from continuing operations before income taxes and equity interest	1,641.0	194.7	1,835.7
	Income taxes on continuing operations	61.4	64.4	125.8
	Share of net earnings of equity method investment	19.0	11.2	30.2
	Net Earnings from Continuing Operations Attributable to Common Shareowners - Diluted	1,587.4	141.5	1,728.9
	Diluted earnings per share of common stock - Continuing operations	$9.62	$0.86	$10.48
1	Includes provision for credit losses

The Acquisition-Related Charges and Other in the table above relate to the following:

•Charges reducing Gross profit pertaining to inventory step-up charges and facility-related costs;
•Charges in SG&A primarily related to a non-cash fair-value adjustment and functional transformation initiatives;
•Other charges included in Earnings from continuing operations before income taxes and equity interest consisting of:
◦$24.1 million in Other, net primarily related to deal transactions costs;
◦$0.6 million net loss pertaining to divested businesses;
◦$14.5 million of restructuring charges pertaining to severance and facility closures; and
◦$68.0 million gain recognized on the MTD equity method investment upon acquisition;
•Income taxes on continuing operations include the tax effect on the above net charges; and
•An after-tax, pre-acquisition charge related to the Company's share of MTD's net earnings related primarily to a one-time retroactive duty on imports of a specific component.

2020

		GAAP	Acquisition- Related Charges & Other	Non-GAAP
	Gross profit	$4,405.4	$61.7	$4,467.1
	Selling, general and administrative[1]	2,628.5	(123.2)	2,505.3
	Operating profit	1,776.9	184.9	1,961.8
	Earnings from continuing operations before income taxes and equity interest	1,219.8	325.9	1,545.7
	Income taxes on continuing operations	43.0	192.5	235.5
	Share of net earnings of equity method investment	9.1	9.8	18.9
	Net Earnings from Continuing Operations Attributable to Common Shareowners - Diluted	1,162.6	143.2	1,305.8
	Diluted earnings per share of common stock - Continuing operations	$7.16	$0.88	$8.04
1	Includes provision for credit losses

The Acquisition-Related Charges and Other in the table above relate to the following:

•Charges reducing Gross profit pertaining to inventory step-up charges, a cost reduction program and facility-related costs;
•Charges in SG&A primarily for a cost reduction program and margin resiliency initiatives;
•Other charges included in Earnings from continuing operations before income taxes and equity interest consisting of:
◦$7.1 million in Other, net primarily related to a cost reduction program, loss on interest rate swaps in connection with the extinguishment of debt, and deal transactions costs, partially offset by a release of a contingent consideration liability relating to the CAM acquisition;
◦$13.5 million net loss pertaining to divested businesses;
◦$73.5 million of restructuring charges pertaining to severance and facility closures; and

◦$46.9 million charge related to a loss on the extinguishment of debt;
•Income taxes on continuing operations include the tax effect on the above net charges, as well as a one-time tax benefit of $119 million associated with a supply chain reorganization; and
•An after-tax, pre-acquisition charge related to the Company's share of MTD's net earnings related primarily to restructuring charges.

2019

		GAAP	Acquisition- Related Charges & Other	Non-GAAP
	Gross profit	$4,233.4	$28.0	$4,261.4
	Selling, general and administrative[1]	2,568.3	(71.2)	2,497.1
	Operating profit	1,665.1	99.2	1,764.3
	Earnings from continuing operations before income taxes and equity interest	1,094.4	262.4	1,356.8
	Income taxes on continuing operations	126.8	54.4	181.2
	Share of net losses of equity method investment	(11.2)	24.3	13.1
	Net Earnings from Continuing Operations Attributable to Common Shareowners - Diluted	954.1	232.3	1,186.4
	Diluted earnings per share of common stock - Continuing operations	$6.10	$1.49	$7.59
1	Includes provision for credit losses

The Acquisition-Related Charges and Other in the table above relate to the following:

•Charges reducing Gross profit pertaining to facility-related and inventory step-up charges;
•Charges in SG&A primarily for integration-related costs and margin resiliency initiatives;
•Other charges included in Earnings from continuing operations before income taxes and equity interest consisting of:
◦$27.6 million in Other, net primarily related to deal transaction costs;
◦$17.0 million gain related to the sale of the Sargent & Greenleaf business;
◦$134.7 million of restructuring charges pertaining to severance and facility closures associated with a cost reduction program; and
◦$17.9 million non-cash loss on the extinguishment of debt;
•Income taxes on continuing operations include the tax effect on the above net charges; and
•An after-tax, pre-acquisition charge related to the Company's share of MTD's net earnings related primarily to an inventory step-up adjustment.

Below is a summary of the Company’s operating results at the consolidated level, followed by an overview of business segment performance.
Consolidated Results

Net Sales: Net sales were $15.617 billion in 2021 compared to $13.058 billion in 2020, representing an increase of 20% with organic growth of 17%, driven by a 14% increase in volume and 3% increase in price, 2% increases from both acquisitions and foreign currency, partially offset by a 1% decrease from divestitures. Tools & Storage net sales increased 24% compared to 2020 due to a 17% increase in volume, a 3% increase in price and 2% increases from both acquisitions and foreign currency. Industrial net sales increased 5% compared to 2020 primarily due to a 2% increase in volume, a 1% increase in price, and 1% increases from both acquisitions and foreign currency.

Net sales were $13.058 billion in 2020 compared to $12.913 billion in 2019, representing an increase of 1% driven by a 2% increase from acquisitions, primarily CAM, and a 1% increase in price, partially offset by pandemic-related volume decreases of 1% and foreign currency of 1%. Organic growth of 12% in the second half of 2020 and acquisitions more than offset first half pandemic related market impacts. Tools & Storage net sales increased 3% compared to 2019 due to 2% increases in both volume and price, partially offset by a decrease of 1% from foreign currency. Industrial net sales decreased 3% compared to 2019 primarily due to volume decreases of 15%, partially offset by acquisition growth of 12%.

Gross Profit: The Company reported gross profit of $5.194 billion, or 33.3% of net sales, in 2021 compared to $4.405 billion, or 33.7% of net sales, in 2020. Acquisition-related and other charges, which reduced gross profit, were $39.0 million in 2021 and $61.7 million in 2020. Excluding these charges, gross profit was 33.5% of net sales in 2021 compared to 34.2% in 2020, as higher volume, productivity, price realization, and mix benefits from innovation were more than offset primarily by commodity inflation and higher supply chain costs to serve demand.

The Company reported gross profit of $4.405 billion, or 33.7% of net sales, in 2020 compared to $4.233 billion, or 32.8% of net sales, in 2019. Acquisition-related and other charges, which reduced gross profit, were $61.7 million in 2020 and $28.0 million in 2019. Excluding these charges, gross profit was 34.2% of net sales in 2020, compared to 33.0% in 2019, driven by productivity, margin resiliency initiatives and price realization.

SG&A Expenses: Selling, general and administrative expenses, inclusive of the provision for credit losses (“SG&A”), were $3.240 billion, or 20.7% of net sales, in 2021 compared to $2.629 billion, or 20.1% of net sales, in 2020. Within SG&A, acquisition-related and other charges totaled $184.5 million in 2021 and $123.2 million in 2020. Excluding these charges, SG&A was 19.6% of net sales in 2021 compared to 19.2% in 2020, reflecting growth investments deployed across the businesses.

SG&A expenses were $2.629 billion, or 20.1% of net sales, in 2020 compared to $2.568 billion, or 19.9% of net sales, in 2019. Within SG&A, acquisition-related and other charges totaled $123.2 million in 2020 and $71.2 million in 2019. Excluding these charges, SG&A was 19.2% of net sales in 2020 compared to 19.3% in 2019, primarily reflecting the benefits of cost management programs implemented in response to the global pandemic, partially offset by growth investments to pursue market recoveries and opportunities across the businesses that emerged during the pandemic.

Distribution center costs (i.e. warehousing and fulfillment facility and associated labor costs) are classified within SG&A. This classification may differ from other companies who may report such expenses within cost of sales. Due to diversity in practice, to the extent the classification of these distribution costs differs from other companies, the Company’s gross margins may not be comparable. Such distribution costs classified in SG&A amounted to $416.5 million, $347.3 million and $326.5 million in in 2021, 2020 and 2019, respectively.

Other, net: Other, net totaled $190.1 million, $217.8 million, and $201.1 million in 2021, 2020, and 2019, respectively. Excluding acquisition-related and other charges, Other, net totaled $166.0 million, $210.7 million, and $173.5 million in 2021, 2020, and 2019, respectively. The year-over-year decrease in 2021 was primarily due to appreciation of Stanley Ventures' investments. The year-over-year increase in 2020 driven by higher intangible asset amortization and negative impacts from foreign currency.

Loss (gain) on Sales of Businesses: During 2021, the Company reported a $0.6 million net loss on divestitures. During 2020, the Company reported a $13.5 million net loss primarily relating to the sale of a product line within Oil & Gas. During 2019, the Company reported a $17.0 million gain relating to the sale of the Sargent and Greenleaf business.

Gain on equity method investment: Upon the acquisition of MTD in the fourth quarter of 2021, the Company recognized a $68.0 million gain on its previously held equity method investment. Refer to Note E, Acquisitions and Investments, for further discussion.

Loss on Debt Extinguishments: During the fourth quarter of 2020, the Company extinguished $1.154 billion of its notes payable and recognized a $46.9 million pre-tax loss primarily due to a make-whole premium payment. In 2019, the Company extinguished $750 million of its notes payable and recognized a $17.9 million pre-tax loss primarily related to the write-off of deferred financing fees.

Interest, net: Net interest expense in 2021 was $175.6 million compared to $205.1 million in 2020 and $230.3 million in 2019. The decrease in 2021 compared to 2020 was primarily driven by lower U.S. interest rates on commercial paper borrowings and lower interest expense related to the extinguishment of notes payable in the fourth quarter of 2020, partially offset by lower interest income due to a decline in rates. The decrease in net interest expense in 2020 versus 2019 was primarily driven by lower U.S. interest rates and lower average balances relating to the Company's commercial paper borrowings, partially offset by lower interest income due to a decline in rates.

Income Taxes: On March 11, 2021, the American Rescue Plan Act of 2021 (the “ARPA”) was enacted. The ARPA, among other things, includes provisions to expand the IRC Section 162(m) disallowance for deduction of certain compensation paid by publicly held corporations, provide a 100% COBRA subsidy, temporarily increase the income exclusion for dependent care assistance, and to extend and modify the employee retention credit and the Families First Coronavirus Response Act paid leave credit. On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Company completed its evaluation of the ARPA and CARES Act, and concluded that they did not have a material impact on the Company’s consolidated financial statements.

The Company's effective tax rate on continuing operations was 3.7% in 2021, 3.5% in 2020, and 11.6% in 2019. Excluding the impact of acquisition-related and other charges, the effective tax rate in 2021 on continuing operations was 6.9%. This effective tax rate differs from the U.S. statutory tax rate primarily due to a benefit associated with the Company's supply chain reorganization, tax on foreign earnings, the remeasurement of uncertain tax position reserves, the remeasurement of deferred tax assets and liabilities due to foreign corporate income tax rate changes, and the tax benefit of equity-based compensation.

Excluding the one-time tax benefit of $118.8 million recorded in the second quarter 2020 to reverse a deferred tax liability previously established related to certain unremitted earnings of foreign subsidiaries not permanently reinvested as a result of initiating a supply chain reorganization and the impact of acquisition-related and other charges, the effective tax rate on continuing operations in 2020 was 15.2%. This effective tax rate differs from the U.S. statutory tax rate primarily due to tax on foreign earnings at tax rates different than the U.S. rate, the remeasurement of uncertain tax position reserves, the tax benefit of equity compensation, and tax benefits arising from an increase in deferred tax assets associated with the Company’s supply chain reorganization and partial realignment of the Company's legal structure.

Excluding the impact of acquisition-related and other charges, the effective tax rate on continuing operations in 2019 was 13.3%. This effective tax rate differed from the U.S. statutory tax rate primarily due to a portion of the Company's earnings being realized in lower-taxed foreign jurisdictions and the favorable effective settlements of income tax audits.

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
The Company’s operations are classified into two reportable business segments: Tools & Storage and Industrial.
Tools & Storage:

(Millions of Dollars)	2021	2020	2019
Net sales	$12,817	$10,330	$10,062
Segment profit	$1,985	$1,820	$1,517
% of Net sales	15.5%	17.6%	15.1%
Tools & Storage net sales increased $2.488 billion, or 24%, in 2021 compared to 2020 due to a 17% increase in volume, a 3% increase in price and 2% increases from both acquisitions and favorable currency. The 20% organic growth was driven by stronger volumes due to the consumer reconnection with the home and garden, eCommerce and strong professional demand as well as price.
Segment profit amounted to $1.985 billion, or 15.5% of net sales, in 2021 compared to $1.820 billion, or 17.6% of net sales, in 2020. Excluding acquisition-related and other charges of $178.4 million and $46.4 million in 2021 and 2020, respectively, segment profit amounted to 16.9% of net sales in 2021 compared to 18.1% in 2020, as volume and price benefits were more than offset by inflation, higher pandemic-related supply chain costs and growth investments.

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

Segment profit amounted to $1.820 billion, or 17.6% of net sales, in 2020 compared to $1.517 billion, or 15.1% of net sales, in 2019. Excluding acquisition-related and other charges of $46.4 million and $44.3 million in 2020 and 2019, respectively, segment profit amounted to 18.1% of net sales in 2020 compared to 15.5% in 2019, as volume, productivity, cost control and price were partially offset by new growth investments, tariffs and currency.

Industrial:

(Millions of Dollars)	2021	2020	2019
Net sales	$2,463	$2,353	$2,435
Segment profit	$257	$221	$330
% of Net sales	10.4%	9.4%	13.6%
Industrial net sales increased $110.4 million, or 5%, in 2021 compared to 2020, due to a 2% increase in volume, a 1% increase in price, and 1% increases from both acquisitions and foreign currency. Engineered Fastening organic revenues increased 5% for the full year, as general industrial growth and a strong first half in automotive more than offset the market-driven aerospace declines. Infrastructure organic revenues were down 1% as mid-teen growth in Attachment Tools was more than offset by lower pipeline activity in Oil & Gas.

Segment profit totaled $256.6 million, or 10.4% of net sales, in 2021 compared to $220.6 million, or 9.4% of net sales, in 2020. Excluding acquisition-related and other charges of $13.1 million and $67.1 million in 2021 and 2020, respectively, segment profit amounted to 10.9% of net sales in 2021 compared to 12.2% in 2020, as volume, price and productivity was more than offset by commodity inflation, growth investments and unfavorable mix.

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

Segment profit totaled $220.6 million, or 9.4% of net sales, in 2020 compared to $330.0 million, or 13.6% of net sales, in 2019. Excluding acquisition-related and other charges of $67.1 million and $25.8 million in 2020 and 2019, respectively, segment profit amounted to 12.2% of net sales in 2020 compared to 14.6% in 2019, as productivity gains and cost control were more than offset by market driven volume declines.

Corporate Overhead & Other

Corporate Overhead & Other includes the results of the commercial electronic security business in five countries in Europe and emerging markets through its disposition in the fourth quarter of 2020 and the Mechanical Access Solutions business, a non-reportable business operating segment, as well as the corporate overhead element of SG&A, which is not allocated to the business segments. Corporate Overhead & Other amounted to $288.2 million, $264.0 million, and $181.9 million in 2021, 2020 and 2019, respectively, which includes $45.5 million, $33.7 million and $47.5 million of operating profit from the MAS business in 2021, 2020 and 2019, respectively. Excluding acquisition-related charges, Corporate Overhead & Other is $256.2 million, $192.6 million and $152.9 million in 2021, 2020 and 2019, respectively. The year-over-year increase in 2021 compared to 2020 was driven by functional investments. The year-over-year increase in 2020 compared to 2019 was driven by higher employee-related costs.

RESTRUCTURING ACTIVITIES
A summary of the restructuring reserve activity from January 2, 2021 to January 1, 2022 is as follows:

(Millions of Dollars)	January 2, 2021	Net Additions	Usage	Currency	January 1, 2022
Severance and related costs	$77.8	$(3.5)	$(47.9)	$2.0	$28.4
Facility closures and asset impairments	2.0	18.0	(16.5)	—	3.5
Total	$79.8	$14.5	$(64.4)	$2.0	$31.9

During 2021, the Company recognized net restructuring charges of $14.5 million, primarily related to facility closures and asset impairments. The Company expects to achieve annual net cost savings of approximately $24 million by the end of 2022 related to restructuring costs incurred during 2021. The majority of the $31.9 million of reserves remaining as of January 1, 2022 is expected to be utilized within the next twelve months.

During 2020, the Company recognized net restructuring charges of $73.8 million, primarily related to severance costs associated with a cost reduction program announced in the second quarter of 2020. The 2020 actions resulted in net cost savings of approximately $125 million in 2021.

During 2019, the Company recognized net restructuring charges of $138.4 million, primarily related to severance costs associated with a cost reduction program announced in the third quarter of 2019. The 2019 actions resulted in annual net cost savings of approximately $185 million, primarily in the Tools & Storage segment.

Segments: The $15 million of net restructuring charges in 2021 includes: $8 million pertaining to the Tools & Storage segment; $2 million pertaining to the Industrial segment; and $5 million pertaining to Corporate.

The anticipated annual net cost savings of approximately $24 million related to the 2021 restructuring actions include: $13 million in the Tools & Storage segment; $10 million in the Industrial segment; and $1 million in Corporate.

2022 OUTLOOK
This outlook discussion is intended to provide broad insight into the Company’s near-term earnings and cash flow generation prospects. The Company expects 2022 diluted earnings per share to approximate $10.10 to $10.70 ($12.00 to $12.50 excluding acquisition-related and other charges) reflecting year-over-year adjusted EPS growth of 15% to 19%. Free cash flow is expected to approximate $2.0 billion as the Company focuses on serving its customers while leveraging the SBD Operating Model to drive working capital efficiency. The 2022 outlook for adjusted diluted earnings per share assumes approximately $1.20 to $1.30 of accretion related to 6% to 7% price increases to exceed carryover headwinds, approximately $0.20 of dilution related to carryover growth investments, net of cost containment, approximately $0.60 accretion from Outdoor acquisitions, and approximately $0.10 of accretion from the impact of the 2022 share repurchase program, offsetting tax rate impacts and other below the line items.

The difference between 2022 diluted earnings per share outlook and the diluted earnings per share range, excluding charges, is $1.80 to $1.90, consisting of acquisition-related and other charges. These forecasted charges primarily relate to integration costs and cost reduction actions.
FINANCIAL CONDITION
Liquidity, Sources and Uses of Capital: The Company’s primary sources of liquidity are cash flows generated from operations and available lines of credit under various credit facilities.

Operating Activities: Cash flows provided by operations were $663.1 million in 2021 compared to $2.022 billion in 2020. The year-over-year decrease was mainly attributable to higher inventory levels to meet demand within the Tools and Storage segment, coupled with longer lead times related to the challenged global supply chain.

In 2020, cash flows provided by operations were $2.022 billion compared to $1.506 billion in 2019. The year-over-year increase was mainly attributable to higher earnings driven by increased demand in the Tools & Storage segment and strong cost control.

Free Cash Flow: Free cash flow, as defined in the table below, was $144.0 million in 2021 compared to $1.674 billion in 2020 and $1.081 billion in 2019. The decrease in free cash flow in 2021 was primarily due to a $1.8 billion increase in inventory, excluding acquisitions, to support the strong demand outlook and longer lead times related to the challenged global supply chain. This included a substantial increase in inventory in transit of $600 million as well as higher unit costs associated with inflation. At least $500 million of this inventory increase is anticipated to reverse in 2022. Management considers free cash flow an important indicator of its liquidity, as well as its ability to fund future growth and provide dividends to shareowners, and is useful information for investors. Free cash flow does not include deductions for mandatory debt service, other borrowing activity, discretionary dividends on the Company’s common and preferred stock and business acquisitions, among other items.

(Millions of Dollars)	2021	2020	2019
Net cash provided by operating activities	$663	$2,022	$1,506
Less: capital and software expenditures	(519)	(348)	(425)
Free cash flow	$144	$1,674	$1,081
Investing Activities: Cash flows used in investing activities totaled $2.624 billion in 2021, driven by business acquisitions of $2.044 billion, net of cash acquired, primarily related to the MTD and Excel acquisitions, and capital and software expenditures of $519 million.

Cash flows used in investing activities in 2020 totaled $1.577 billion, driven by business acquisitions of $1.324 billion, net of cash acquired, primarily related to the CAM acquisition, and capital and software expenditures of $348 million.

Cash flows used in investing activities in 2019 totaled $1.209 billion, driven by business acquisitions of $685 million, mainly related to IES Attachments, capital and software expenditures of $425 million and purchases of investments of $261 million, which mainly related to the 20 percent investment in MTD.

Financing Activities: Cash flows provided by financing activities totaled $919 million in 2021 primarily driven by net short-term borrowings of $2.225 billion and $131 million of proceeds from issuances of common stock, partially offset by the redemption and conversion of preferred stock for $750 million, cash dividend payments on common stock of $475 million, and $75 million related to the termination of interest rate swaps.

Cash flows provided by financing activities totaled $616 million in 2020 primarily driven by net proceeds from debt issuances of $2.223 billion, proceeds generated from the remarketing of the Series C Preferred Stock of $750 million and $147 million of proceeds from issuances of common stock, partially offset by payments on long-term debt of $1.154 billion, cash dividend payments of $432 million, net repayments of short-term borrowings of $343 million under the Company's commercial paper program, and a $250 million Craftsman deferred purchase price payment.

Cash flows used in financing activities in 2019 totaled $293 million primarily driven by payments on long-term debt of $1.150 billion and cash dividend payments of $402 million, partially offset by $735 million in net proceeds from the issuance of equity units and net proceeds from debt issuances of $496 million.

Fluctuations in foreign currency rates negatively impacted cash by $62 million in 2021 and $1 million in 2019 due to the strengthening of the U.S. Dollar against other currencies. Fluctuations in foreign currency rates positively impacted cash by $23 million in 2020 due to the weakening of the U.S. dollar against other currencies.

Refer to Note H, Long-Term Debt and Financing Arrangements, and Note J, Capital Stock, for further discussion regarding the Company's debt and equity arrangements.
Credit Ratings and Liquidity:
The Company maintains strong investment grade credit ratings from the major U.S. rating agencies on its senior unsecured debt (S&P A, Fitch A-, Moody's Baa1), as well as its commercial paper program (S&P A-1, Fitch F1, Moody's P-2). There were no changes to any of the Company's credit ratings during 2021, however, S&P and Fitch revised their outlooks to ‘stable’ from ‘negative’in the first half of 2021 as a result of the Company's strong performance during the COVID-19 pandemic. Refer to Item 1A. Risk Factors in Part I of this Form 10-K for further discussion of the risks associated with the ongoing COVID-19 pandemic. Failure to maintain strong investment grade rating levels could adversely affect the Company’s cost of funds, liquidity and access to capital markets, but would not have an adverse effect on the Company’s ability to access its existing committed credit facilities.

Cash and cash equivalents totaled $142 million and $1.242 billion as of January 1, 2022 and January 2, 2021, respectively, which was primarily held in the U.S.

As a result of the Tax Cuts and Jobs Act ("Act"), the Company's tax liability related to the one-time transition tax associated with unremitted foreign earnings and profits totaled $296 million at January 1, 2022. The Act permits a U.S. company to elect to pay the net tax liability interest-free over a period of up to eight years. See the Contractual Obligations table below for the estimated amounts due by period. The Company has considered the implications of paying the required one-time transition tax, and believes it will not have a material impact on its liquidity.

In October 2021, the Company increased its commercial paper program from $3.0 billion to $3.5 billion, which includes Euro denominated borrowings in addition to U.S. Dollars. As of January 1, 2022, the Company had $2.2 billion of borrowings outstanding. As of January 2, 2021, the Company had no borrowings outstanding, Refer to Note I, Financial Instruments, for further discussion.

In September 2021, the Company amended and restated its existing a five-year $2.0 billion committed credit facility with the concurrent execution of a new five year $2.5 billion committed credit facility (the "5-year Credit Agreement"). Borrowings under the 5-Year Credit Agreement may be made in U.S. Dollars, Euros or Pounds Sterling. A sub-limit amount of $814.3 million is designated for swing line advances which may be drawn in Euros pursuant to the terms of the 5-Year Credit Agreement. Borrowings bear interest at a floating rate plus an applicable margin dependent upon the denomination of the borrowing and specific terms of the 5-Year Credit Agreement. The Company must repay all advances under the 5-Year Credit Agreement by the earlier of September 8, 2026 or upon termination. The 5-Year Credit Agreement is designated to be a liquidity back-stop for the Company's $3.5 billion U.S. Dollar and Euro commercial paper program. As of January 1, 2022 and January 2, 2021, the Company had not drawn on its five-year committed credit facility.

In September 2021, the Company terminated its 364-day $1.0 billion credit facility and concurrently executed a new 364-Day $1.0 billion committed credit facility (the "364-Day Credit Agreement"). Borrowings under the 364-Day Credit Agreement may be made in U.S. Dollars or Euros and bear interest at a floating rate plus an applicable margin dependent upon the denomination of the borrowing and pursuant to the terms of the 364-Day Credit Agreement. The Company must repay all advances under the 364-Day Credit Agreement by the earlier of September 7, 2022 or upon termination. The Company may, however, convert all advances outstanding upon termination into a term loan that shall be repaid in full no later than the first anniversary of the termination date provided that the Company, among other things, pays a fee to the administrative agent for the account of each lender. The 364-Day Credit Agreement serves as part of the liquidity back-stop for the Company’s $3.5 billion U.S. Dollar and Euro commercial paper program. As of January 1, 2022 and January 2, 2021, the Company had not drawn on this 364-Day committed credit facility.

In November 2021, the Company executed a second 364-Day $1.0 billion committed credit facility (the "Second 364-Day Credit Agreement"). Borrowings under the Second 364-Day Credit Agreement may be made in U.S. Dollars and Euros and bear interest at a base rate plus an applicable margin determined at the time of the borrowing. The Company must repay all advances under the Second 364-Day Credit Agreement by the earlier of November 15, 2022 or upon termination. The Company may, however, convert all advances outstanding upon termination into a term loan that shall be repaid in full no later than the first anniversary of the termination date provided that the Company, among other things, pays a fee to the administrative agent for the account of each lender. As of January 1, 2022, the Company had not drawn on this 364-Day committed credit facility.

In January 2022, the Company executed a third 364-Day $2.5 billion committed credit facility (the "Third 364-Day Credit Agreement"). Borrowings under the Third 364-Day Credit Agreement shall be made in U.S. Dollars and bear interest at a base rate plus an applicable margin determined at the time of the borrowing. The Company must repay all advances under the Third 364-Day Credit Agreement by the earlier of January 25, 2023 or upon termination. The Company may, however, convert all advances outstanding upon termination into a term loan that shall be repaid in full no later than the first anniversary of the termination date provided that the Company, among other things, pays a fee to the administrative agent for the account of each lender. The Company has not drawn on this 364-Day committed credit facility.

In addition, the Company has other short-term lines of credit that are primarily uncommitted, with numerous banks, aggregating $354 million, of which approximately $263 million was available at January 1, 2022. Short-term arrangements are reviewed annually for renewal.

At January 1, 2022, the aggregate amount of committed and uncommitted lines of credit, long-term and short-term, was approximately $4.9 billion. At January 1, 2022, $2.2 billion was recorded as short-term borrowings. In addition, $91 million of the short-term credit lines was utilized primarily pertaining to outstanding letters of credit for which there are no required or reported debt balances. The weighted-average interest rates on U.S. dollar denominated short-term borrowings for 2021 and 2020 were 0.1% and 1.3%, respectively. The weighted-average interest rate on Euro denominated short-term borrowings for 2021 and 2020 were negative 0.5% and 0.2%, respectively.

In the fourth quarter of 2021, the Company assumed $103.0 million and $4.3 million of debt in connection with the MTD and Excel acquisitions, respectively.

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

In February 2020, the Company issued $750 million of senior unsecured term notes maturing March 15, 2030 ("2030 Term Notes") and $750.0 million of fixed-to-fixed reset rate junior subordinated debentures maturing March 15, 2060 (“2060 Junior Subordinated Debentures”). The 2030 Term Notes accrue interest at a fixed rate of 2.3% per annum, with interest payable semi-annually in arrears, and rank equally in right of payment with all of the Company's existing and future unsecured and unsubordinated debt. The 2060 Junior Subordinated Debentures bear interest at a fixed rate of 4.0% per annum, payable semi-annually in arrears, up to but excluding March 15, 2025. From and including March 15, 2025, the interest rate will be reset for each subsequent five-year reset period equal to the Five-Year Treasury Rate plus 2.657%. The Five-Year Treasury Rate is based on the average yields on actively traded U.S. treasury securities adjusted to constant maturity, for five-year maturities. On each five-year reset date, the 2060 Junior Subordinated Debentures can be called at par value. The 2060 Junior Subordinated Debentures are unsecured and rank subordinate and junior in right of payment to all of the Company’s existing and future senior debt. The Company received total net proceeds from these offerings of approximately $1.5 billion, net of underwriting expenses and other fees associated with the transactions. The net proceeds from the offering were used for general corporate purposes, including acquisition funding.

In November 2019, the Company issued 7,500,000 Equity Units with a total notional value of $750 million ("2019 Equity Units"). Each unit has a stated amount of $100 and initially consists of a three-year forward stock purchase contract ("2022 Purchase Contracts") for the purchase of a variable number of shares of common stock, on November 15, 2022, for a price of $100, and a 10% beneficial ownership interest in one share of 0% Series D Cumulative Perpetual Convertible Preferred Stock, without par, with a liquidation preference of $1,000 per share ("Series D Preferred Stock"). The Company received approximately $735 million in cash proceeds from the 2019 Equity Units, net of offering expenses and underwriting costs and commissions, and issued 750,000 shares of Series D Preferred Stock. The proceeds were used, together with cash on hand, to redeem the 2052 Junior Subordinated Debentures in December 2019. The Company also used $19 million of the proceeds to enter into capped call transactions utilized to hedge potential economic dilution. On and after November 15, 2022, the Series D Preferred Stock may be converted into common stock at the option of the holder. At the election of the Company, upon conversion, the Company may deliver cash, common stock, or a combination thereof. On or after December 22, 2022, the Company may elect to redeem for cash, all or any portion of the outstanding shares of the Series D Preferred Stock at a redemption price equal to 100% of the liquidation preference, plus any accumulated and unpaid dividends. If the Company calls the Series D Preferred Stock for redemption, holders may convert their shares immediately preceding the redemption date. Upon a successful remarketing of the Series D Preferred Stock (the "Remarketed Series D Preferred Stock"), the Company will receive additional cash proceeds of $750 million and issue shares of Remarketed Series D Preferred Stock. The Company pays the holders of the 2022 Purchase Contracts quarterly contract adjustment payments, which commenced February 15, 2020. As of January 1, 2022, the present value of the contract adjustment payments was approximately $38 million.

In March 2018, the Company purchased from a financial institution “at-the-money” capped call options with an approximate term of three years, on 3.2 million shares of its common stock (subject to customary anti-dilution adjustments) for an aggregate premium of $57 million. In February 2020, the Company net-share settled 0.6 million of the 3.2 million capped options on its common stock and received 61,767 shares using an average reference price of $162.26 per common share. On June 9, 2020, the Company amended the 2018 capped call options to align with and offset the potential economic dilution associated with the common shares issuable upon conversion of the Remarketed Series C Preferred Stock, as further discussed below. Subsequent to the amendment, the capped call options had an initial lower strike price of $148.34 and an upper strike price of $165.00, which was approximately 30% higher than the closing price of the Company's common stock on June 9, 2020. During the second quarter of 2021, the Company net share settled the remaining capped call options on its common stock and received 344,004 shares using an average reference price of $209.80 per common share.

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

In May 2020, the Company generated cash proceeds of $750 million from the successful remarketing of the Series C Preferred Stock (the "Remarketed Series C Preferred Stock"), as described more fully in Note J, Capital Stock. Upon completion of the remarketing, the holders of the 2017 Equity Units received 5,463,750 common shares and the Company issued 750,000 shares of Remarketed Series C Preferred Stock. Holders of the Remarketed Series C Preferred Stock are entitled to receive cumulative dividends, if declared by the Board of Directors, at an initial fixed rate equal to 5.0% per annum of the $1,000 per share liquidation preference (equivalent to $50.00 per annum per share). In connection with the remarketing, the conversion rate was reset to 6.7352 shares of the Company's common stock, which was equivalent to a conversion price of approximately $148.47 per share. Beginning on May 15, 2020, the holders have the option to convert the Remarketed Series C Preferred Stock into common stock. At the election of the Company, upon conversion, the Company may deliver cash, common stock, or a combination thereof. The Company did not have the right to redeem the Remarketed Series C Preferred Stock prior to May 15, 2021. On April 28, 2021, the Company informed holders that it would redeem all outstanding shares of the Remarketed Series C Preferred Stock on June 3, 2021 (the “Redemption date”) at $1,002.50 per share in cash (“Redemption price”), which was equal to 100% of the liquidation preference of a share of Remarketed Series C Preferred Stock, plus accumulated and unpaid dividends to, but excluding, the Redemption Date. If a holder elected to convert its shares of Remarketed Series C Preferred Stock prior to the Redemption Date, the Company elected a combination settlement with a specified cash amount of $1,000 per share. In June 2021, the Company redeemed the Remarketed Series C Preferred Stock and settled all conversions, paying $750 million in cash and issuing 1,469,055 common shares.

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

Contractual Obligations: The following table summarizes the Company’s significant contractual obligations and commitments that impact its liquidity:

Payments Due by Period
(Millions of Dollars)	Total	2022	2023-2024	2025-2026	Thereafter
Long-term debt (a)	$4,408	$1	$2	$555	$3,850
Interest payments on long-term debt (b)	3,241	165	330	330	2,416
Short-term borrowings	2,241	2,241	—	—	—
Lease obligations (c)	577	146	198	120	113
Inventory purchase commitments (d)	802	799	3	—	—
Deferred compensation	30	1	1	1	27
Marketing commitments (e)	77	54	23	—	—
Forward stock purchase contract (f)	350	350	—	—	—
Pension funding obligations (g)	41	41	—	—	—
Contract adjustment fees (h)	39	39	—	—	—
U.S. income tax (i)	296	33	151	112	—
Supplier agreement (j)	78	78	—	—	—
Total contractual cash obligations	$12,180	$3,948	$708	$1,118	$6,406

(a)Future payments on long-term debt encompass all payments related to aggregate debt maturities, excluding certain fair value adjustments included in long-term debt, as discussed further in Note H, Long-Term Debt and Financing Arrangements.
(b)Future interest payments on long-term debt reflect the applicable interest rate in effect at January 1, 2022.
(c)Future lease obligations in the table above include $81 million for discontinued operations, $25 million in 2022, $19 million in 2023, $14 million in 2024, $10 million in 2025, $6 million in 2026, and $7 million thereafter.
(d)Inventory purchase commitments primarily consist of open purchase orders to purchase raw materials, components, and sourced products.
(e)Future marketing commitments in the table above include $1.0 million in 2022 attributable to discontinued operations.
(f)In March 2015, the Company entered into a forward share purchase contract with a financial institution counterparty which obligates the Company to pay $350 million, plus an additional amount related to the forward component of the contract. In February 2020, the Company amended the settlement date to April 2022, or earlier at the Company's option. See Note J, Capital Stock, for further discussion.
(g)This amount principally represents contributions either required by regulations or laws or, with respect to unfunded plans, necessary to fund current benefits. The Company has not presented estimated pension and post-retirement funding beyond 2022 as funding can vary significantly from year to year based upon changes in the fair value of the plan assets, actuarial assumptions, and curtailment/settlement actions.
(h)These amounts represent future contract adjustment payments to holders of the Company's 2022 Purchase Contracts. See Note J, Capital Stock, for further discussion.
(i)Income tax liability for the one-time deemed repatriation tax on unremitted foreign earnings and profits.
(j)Prepayment to vendor to support dedicated production of key material.

To the extent the Company can reliably determine when payments will occur, the related amounts will be included in the table above. However, due to the high degree of uncertainty regarding the timing of potential future cash flows associated with the contingent consideration liability related to the Craftsman acquisition and the unrecognized tax liabilities of $289 million and $548 million, respectively, at January 1, 2022, the Company is unable to make a reliable estimate of when (if at all) these amounts may be paid. Refer to Note M, Fair Value Measurements, for further discussion.

Payments of the above contractual obligations (with the exception of payments related to debt principal, the forward stock purchase contract, contract adjustment fees, and tax obligations) will typically generate a cash tax benefit such that the net cash outflow will be lower than the gross amounts summarized above.

Other Significant Commercial Commitments:

Amount of Commitment Expirations Per Period
(Millions of Dollars)	Total	2022	2023-2024	2025-2026	Thereafter
U.S. lines of credit	$4,500	$2,000	$—	$2,500	$—
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
Exposure to foreign currency risk results because the Company, through its global businesses, enters into transactions and makes investments denominated in multiple currencies. The Company’s predominant currency exposures are related to the Euro, Canadian Dollar, British Pound, Australian Dollar, Brazilian Real, Chinese Renminbi and the Taiwan Dollar. Certain cross-currency trade flows arising from both trade and affiliate sales and purchases are consolidated and netted prior to obtaining risk protection through the use of various derivative financial instruments which may include: purchased basket options, purchased options, collars, cross-currency swaps and currency forwards. The Company is thus able to capitalize on its global positioning by taking advantage of naturally offsetting exposures and portfolio efficiencies to reduce the cost of purchasing derivative protection. At times, the Company also enters into foreign exchange derivative contracts to reduce the earnings and cash flow impacts of non-functional currency denominated receivables and payables, primarily for affiliate transactions. Gains and losses from these hedging instruments offset the gains or losses on the underlying net exposures. Management determines the nature and extent of currency hedging activities, and in certain cases, may elect to allow certain currency exposures to remain un-hedged. The Company may also enter into cross-currency swaps and forward contracts to hedge the net investments in certain subsidiaries and better match the cash flows of operations to debt service requirements. Management estimates the foreign currency impact from its derivative financial instruments outstanding at the end of 2021 would have been an incremental pre-tax loss of approximately $30 million based on a hypothetical 10% adverse movement in all net derivative currency positions. The Company follows risk management policies in executing derivative financial instrument transactions, and does not use such instruments for speculative purposes. The Company generally does not hedge the translation of its non-U.S. dollar earnings in foreign subsidiaries, but may choose to do so in certain instances in future periods.
As mentioned above, the Company routinely has cross-border trade and affiliate flows that cause an impact on earnings from foreign exchange rate movements. The Company is also exposed to currency fluctuation volatility from the translation of foreign earnings into U.S. dollars and the economic impact of foreign currency volatility on monetary assets held in foreign currencies. It is more difficult to quantify the transactional effects from currency fluctuations than the translational effects. Aside from the use of derivative instruments, which may be used to mitigate some of the exposure, transactional effects can potentially be influenced by actions the Company may take. For example, if an exposure occurs from a European entity sourcing product from a U.S. supplier it may be possible to change to a European supplier. Management estimates the combined translational and transactional impact, on pre-tax earnings, of a 10% overall movement in exchange rates is approximately $209 million, or approximately $1.18 per diluted share. In 2021, translational and transactional foreign currency fluctuations negatively impacted pre-tax earnings from continuing operations by approximately $17 million, or approximately $0.10 per diluted share.
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
The Company’s primary exposure to interest rate risk comes from its commercial paper program in which the pricing is partially based on short-term U.S. interest rates. At January 1, 2022, the impact of a hypothetical 10% increase in the interest rates associated with the Company’s commercial paper borrowings would have an immaterial effect on the Company’s financial position and results of operations.
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

The Company has $136 million of liabilities as of January 1, 2022 pertaining to unfunded defined contribution plans for certain U.S. employees for which there is mark-to-market exposure.
The assets held by the Company’s defined benefit plans are exposed to fluctuations in the market value of securities, primarily global stocks and fixed-income securities. The funding obligations for these plans would increase in the event of adverse changes in the plan asset values, although such funding would occur over a period of many years. In 2021, 2020, and 2019, investment returns on pension plan assets resulted in increases of $81 million, $280 million, and $323 million, respectively. The Company expects funding obligations on its defined benefit plans to be approximately $41 million in 2022. The Company employs diversified asset allocations to help mitigate this risk. Management has worked to minimize this exposure by freezing and terminating defined benefit plans where appropriate.
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
OTHER MATTERS
Employee Stock Ownership Plan ("ESOP") — As detailed in Note L, Employee Benefit Plans, the Company has an ESOP under which the ongoing U.S. Core and 401(k) defined contribution plans have been funded. Overall ESOP expense was affected by the market value of the Company’s stock on the monthly dates when shares were released, among other factors. The Company’s net ESOP activity resulted in expense of $59.1 million and $4.4 million in 2021 and 2020, respectively, and income of $5.1 million in 2019. U.S. defined contribution retirement plan expense increased in 2021 as all remaining unallocated shares in the ESOP were released in the first quarter of 2020. In addition, employer contributions to the plan were suspended for the last three quarters of 2020.
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
GOODWILL AND INTANGIBLE ASSETS — The Company acquires businesses in purchase transactions that result in the recognition of goodwill and intangible assets. The determination of the value of intangible assets requires management to make estimates and assumptions. In accordance with Accounting Standards Codification ("ASC") 350-20, Goodwill, acquired goodwill and indefinite-lived intangible assets are not amortized but are subject to impairment testing at least annually or when an event occurs or circumstances change that indicate it is more likely than not an impairment exists. Definite-lived intangible assets are amortized and are tested for impairment when an event occurs or circumstances change that indicate it is more likely than not that an impairment exists. Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. At January 1, 2022, the Company reported $8.784 billion of goodwill, $2.525 billion of indefinite-lived trade names and $2.175 billion of net definite-lived intangibles.
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
As required by the Company’s policy, goodwill was tested for impairment in the third quarter of 2021. In accordance with Accounting Standards Update ("ASU") 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment, companies are permitted to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test. Impairment tests are completed separately with respect to the goodwill of each of the Company’s reporting units. For its annual impairment testing performed in the third quarter of 2021, the Company applied the qualitative assessment for two of its reporting units, while performing the quantitative test for three of its reporting units. Based on the results of the Company’s annual impairment testing, it was determined that the fair value of each of its reporting units is substantially in excess of its carrying amount.
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
With respect to the quantitative tests, the Company assessed the fair values of the three reporting units based on a discounted cash flow valuation model. The key assumptions applied to the cash flow projections were discount rates, which ranged from 7.0% to 8.0%, near-term revenue growth rates over the next six years, which represented cumulative annual growth rates ranging from approximately 4% to 7%, and perpetual growth rates of 3%. These assumptions contemplated business, market and overall economic conditions. Based on the results of this testing, the Company determined that the fair value for each of these reporting units exceeded its carrying amount by in excess of 50%. Furthermore, management performed sensitivity analyses on the estimated fair values from the discounted cash flow valuation models utilizing more conservative assumptions that reflect reasonably likely future changes in the discount rate and perpetual growth rate. The discount rate was increased by 100 basis points with no impairment indicated. The perpetual growth rate was decreased by 150 basis points with no impairment indicated.
The Company also tested its indefinite-lived trade names for impairment during the third quarter of 2021 utilizing a discounted cash flow model. The key assumptions used included discount rates, royalty rates, and perpetual growth rates applied to the projected sales. The Company determined that the fair values of its indefinite-lived trade names exceeded their respective carrying amounts.
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
DEFINED BENEFIT OBLIGATIONS — The valuation of pension and other postretirement benefits costs and obligations is dependent on various assumptions. These assumptions, which are updated annually, include discount rates, expected return on plan assets, future salary increase rates, and health care cost trend rates. The Company considers current market conditions, including interest rates, to establish these assumptions. Discount rates are developed considering the yields available on high-quality fixed income investments with maturities corresponding to the duration of the related benefit obligations. The Company’s weighted-average discount rates used to determine benefit obligations at January 1, 2022 for the United States and international pension plans were 2.80% and 1.78%, respectively. The Company’s weighted-average discount rates used to determine benefit obligations at January 2, 2021 for the United States and international pension plans were 2.39% and 1.31%, respectively. As discussed further in Note L, Employee Benefit Plans, the Company develops the expected return on plan assets considering various factors, which include its targeted asset allocation percentages, historic returns, and expected future returns. The Company’s expected rate of return assumptions for the United States and international pension plans were 4.75% and 3.25%, respectively, at January 1, 2022. The Company will use a 4.07% weighted-average expected rate of return assumption to determine the 2022 net periodic benefit cost. A 25 basis point reduction in the expected rate of return assumption would increase 2022 net periodic benefit cost by approximately $6 million on a pre-tax basis.
The Company believes that the assumptions used are appropriate; however, differences in actual experience or changes in the assumptions may materially affect the Company’s financial position or results of operations. To the extent that actual (newly measured) results differ from the actuarial assumptions, the difference is recognized in accumulated other comprehensive loss, and, if in excess of a specified corridor, amortized over future periods. The expected return on plan assets is determined using the expected rate of return and the fair value of plan assets. Accordingly, market fluctuations in the fair value of plan assets can affect the net periodic benefit cost in the following year. The projected benefit obligation for defined benefit plans exceeded the fair value of plan assets by $432 million at January 1, 2022. A 25 basis point reduction in the discount rate would have increased the projected benefit obligation by approximately $101 million at January 1, 2022. The primary Black & Decker U.S. pension and post employment benefit plans were curtailed in late 2010, as well as the only material Black & Decker international plan, and in their place the Company implemented defined contribution benefit plans. The vast majority of the projected benefit obligation pertains to plans that have been frozen; the remaining defined benefit plans that are not frozen are predominantly small domestic union plans and those that are statutorily mandated in certain international jurisdictions. The Company recognized approximately $8 million of defined benefit plan income in 2021, which may fluctuate in future years depending upon various factors including future discount rates and actual returns on plan assets.
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
As of January 1, 2022, the Company had reserves of $159 million for remediation activities associated with Company-owned properties as well as for Superfund sites, for losses that are probable and estimable. The range of environmental remediation costs that is reasonably possible is $94 million to $229 million which is subject to change in the near term. The Company may be liable for environmental remediation of sites it no longer owns. Liabilities have been recorded on those sites in accordance with this policy.
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
Important factors that could cause the Company's actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in its forward-looking statements include, among others, the following: (i) successfully developing, marketing and achieving sales from new products and services and the continued acceptance of current products and services; (ii) macroeconomic factors, including global and regional business conditions (such as Brexit), commodity prices, inflation and deflation, and currency exchange rates; (iii) laws, regulations and governmental policies affecting the Company's activities in the countries where it does business, including those related to tariffs, taxation, data privacy, anti-bribery, anti-corruption, government contracts and trade controls such as section 301 tariffs and section 232 steel and aluminum tariffs; (iv) the economic, political, cultural and legal environment of emerging markets, particularly Latin America, Russia, China and Turkey; (v) realizing the anticipated benefits of mergers, acquisitions, joint ventures, strategic alliances or divestitures; (vi) pricing pressure and other changes within competitive markets; (vii) availability and price of raw materials, component parts, freight, energy, labor and sourced finished goods; (viii) the impact the tightened credit markets and change to LIBOR and other benchmark rates may have on the Company or its customers or suppliers; (ix) the extent to which the Company has to write off accounts receivable or assets or experiences supply chain disruptions in connection with bankruptcy filings by customers or suppliers; (x) the Company's ability to identify and effectively execute productivity improvements and cost reductions; (xi) potential business and distribution disruptions, including those related to physical security threats, information technology or cyber-attacks, epidemics, pandemics, sanctions, political unrest, war, terrorism or natural disasters; (xii) the continued consolidation of customers, particularly in consumer channels and the Company’s continued reliance on significant customers; (xiii) managing franchisee relationships; (xiv) the impact of poor weather conditions and climate change; (xv) maintaining or improving production rates in the Company's manufacturing facilities, responding to significant changes in customer preferences, product demand and fulfilling demand for new and existing products, and learning, adapting and integrating new technologies into products, services and processes; (xvi) changes in the competitive landscape in the Company's markets; (xvii) the Company's non-U.S. operations, including sales to non-U.S. customers; (xviii) the impact from demand changes within world-wide markets associated with homebuilding and remodeling; (xix) potential adverse developments in new or pending litigation and/or government investigations; (xx) the incurrence of debt and changes in the Company's ability to obtain debt on commercially reasonable terms and at competitive rates; (xxi) substantial pension and other postretirement benefit obligations; (xxii) potential regulatory liabilities, including environmental, privacy, data breach, workers compensation and product liabilities; (xxiii) attracting and retaining key employees, managing a workforce in many jurisdictions, work stoppages or other labor disruptions; (xxiv) the Company's ability to keep abreast with the pace of technological change; (xxv) changes in accounting estimates; (xxvi) the Company’s ability to protect its intellectual property rights and associated reputational impacts; (xxvii) the continued adverse effects of the COVID-19 pandemic and an indeterminate recovery period; (xxviii) the possibility that the Company does not achieve the intended financial benefits from the acquisition of MTD; (xxix) the failure to consummate, or a delay in the consummation of, the Security sale transaction for various reasons (including but not limited to failure to receive, or delay in receiving, required regulatory approvals and meet customary closing conditions); (xxx) the failure to undertake or complete, or a delay in the timing of, the share repurchase program; and (xxxi) failure to realize the expected benefits of the Company's capital allocation strategy and share repurchase program.
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Material Weaknesses in Internal Control Over Financial Reporting
The management of Stanley Black & Decker, Inc. (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined under Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Under the supervision and with the participation of management, including the Chief Executive Officer and the President and Chief Financial Officer, the Company has assessed the effectiveness of its internal control over financial reporting as of the end of the period covered by this report based upon the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control — Integrated Framework (2013 Framework). Based on that assessment, the Chief Executive Officer and the President and Chief Financial Officer concluded that the Company's internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America as of January 1, 2022 due to the material weaknesses in internal control described below.
A material weakness, as defined in Rule 12b-2 under the Exchange Act, is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.
Subsequent to the filing of its 2020 Form 10-K, the Company received comments from the SEC Staff regarding its accounting for equity units issued in May 2017 and November 2019 (the “Equity Units”). Upon further reflection of the comments received by the Staff and the nature of the Equity Units, the Company determined that errors were made in its original accounting conclusions resulting from material weaknesses in its internal control over financial reporting for such instruments. The Company determined the errors were the result of the following deficiencies in internal control over financial reporting:
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

During the fourth quarter of 2021, the Company acquired the remaining 80 percent ownership stake in MTD Holdings Inc. ("MTD") and Excel Industries ("Excel") for approximately $1.5 billion and $374 million, respectfully. Since Stanley Black & Decker, Inc. has not yet fully incorporated the internal controls and procedures of MTD and Excel into Stanley Black & Decker, Inc.'s internal control over financial reporting, management excluded these businesses from its assessment of the effectiveness of internal control over financial reporting as of January 1, 2022. MTD accounted for 5% of Stanley Black & Decker, Inc.'s total assets as of January 1, 2022 and 1% of Stanley Black & Decker, Inc.'s net sales for the year then ended. Excel accounted less than 1% of Stanley Black & Decker, Inc.'s total assets as of January 1, 2022 and less than 1% of Stanley Black & Decker, Inc.'s net sales for the year then ended.
Other than those items noted above, there has been no change in the Company’s internal control over financial reporting that occurred during the fiscal year ended January 1, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Refer to Management’s Report On Internal Control Over Financial Reporting on page 63.
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

Available on the Company's website at http://www.stanleyblackanddecker.com under the “Who We Are” heading is the Code of Business Ethics applicable to all of its directors, officers, including the Chief Executive Officer, President and Chief Financial Officer, and Vice President, Chief Accounting Officer, and employees worldwide. The Company intends to post on its website required information regarding any amendment to, or waiver from, the Code of Business Ethics that applies to the Company's Chief Executive Officer and senior financial officers within four business days after any such amendment or waiver.

The following is a list of the executive officers of the Company as of February 22, 2022:

Name and Age	Office	Date Elected to Office
James M. Loree (63)	Chief Executive Officer since August 2016. President & Chief Operating Officer (2013); Executive Vice President and Chief Operating Officer (2009); Executive Vice President Finance and Chief Financial Officer (1999).	7/19/1999

Donald Allan, Jr. (57)
President & Chief Financial Officer since April 2021. Executive Vice President & Chief Financial Officer (2016); Senior Vice President & Chief Financial Officer (2010); Vice President & Chief Financial Officer (2009); Vice President & Corporate Controller (2002); Corporate Controller (2000); Assistant Controller (1999).
10/24/2006

Janet M. Link (52)	Senior Vice President, General Counsel and Secretary since July 2017. Executive Vice President, General Counsel, JC Penney Company, Inc. (2015); Vice President, Deputy General Counsel, JC Penney Company, Inc. (2014); Vice President, Deputy General Counsel, Clear Channel Companies (2013).	7/19/2017

Jaime A. Ramirez (54)	Executive Vice President & President, Global Tools & Storage since July 2020. Senior Vice President & Chief Operating Officer, Tools & Storage (2019); Senior Vice President & President, Global Emerging Markets (2012); President, Construction & DIY, Latin America (2010); Vice President and General Manager - Latin America, Power Tools & Accessories, The Black & Decker Corporation (2008); Vice President and General Manager - Andean Region The Black & Decker Corporation (2007).	3/12/2010

John H. Wyatt (63)	Senior Vice President & President, Stanley Outdoor since January 2021. Senior Vice President & President, Stanley Outdoor and Aerospace (2020); President, Stanley Engineered Fastening (2016); President, Sales & Marketing - Global Tools & Storage (2015); President, Construction & DIY, Europe and ANZ (2012); President, Construction & DIY, EMEA (2010); President-Europe, Middle East, and Africa, Power Tools and Accessories, The Black & Decker Corporation (2008); Vice President-Consumer Products (Europe, Middle East and Africa), The Black & Decker Corporation (2006).
3/12/2010

Robert H. Raff (55)
Head of Outdoor Integration since July 2021. President, Stanley Security (2016); President, Stanley Electronic Security North America (2015); President, North America Sales, Construction & DIY (2010); President, Stanley National Hardware (2007); Vice President of Latin America, Construction & DIY (2005); General Manager, Construction & DIY (2002).

4/19/2018

Graham N. Robinson (53)	Senior Vice President & President, Stanley Industrial since April 2020. President, Honeywell Industrial Safety (Honeywell International) (2018); President, Honeywell Sensing and Internet of Things (Honeywell International) (2016); Chief Marketing Officer and Vice President, Global Strategy & Marketing, Automation and Control Solutions (Honeywell International) (2014).	4/17/2020

Stephen Subasic (53)	Senior Vice President, Chief Human Resources Officer since January 2021. Vice President, Human Resources & Corporate Talent Management (2019); Vice President, Human Resources, Global Tools & Storage (2015); Vice President, Human Resources, Construction & DIY (2011).	2/18/2021

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference to the information set forth under the sections entitled "Compensation Discussion & Analysis" and “2021 Executive Compensation” of the Company’s definitive proxy statement, which will be filed pursuant to Regulation 14A under the Exchange Act within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 403 of Regulation S-K is incorporated herein by reference to the information set forth under the sections entitled "Security Ownership of Certain Beneficial Owners," "Security Ownership of Directors and Officers," "Compensation Discussion & Analysis" and “2021 Executive Compensation” of the Company’s definitive proxy statement, which will be filed pursuant to Regulation 14A under the Exchange Act within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
EQUITY COMPENSATION PLAN INFORMATION
Compensation plans under which the Company’s equity securities are authorized for issuance at January 1, 2022 follow:

	(A)		(B)		(C)
Plan Category	Number of securities to be issued upon exercise of outstanding options and stock awards		Weighted-average exercise price of outstanding options		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	7,561,496	(1)	$151.46	(2)	6,648,660	(3)
Equity compensation plans not approved by security holders (4)	—		—		—
Total	7,561,496		$151.46		6,648,660

(1)Consists of 5,573,672 shares underlying outstanding stock options (whether vested or unvested) with a weighted-average exercise price of $151.46 and a weighted-average term of 7.04 years; 1,877,887 shares underlying time-vesting restricted stock units that have not yet vested and the maximum number of shares that will be issued pursuant to outstanding performance awards if all established goals are met; and 109,937 of shares earned but related to which participants elected deferral of delivery. All stock-based compensation plans are discussed in Note J, Capital Stock, of the Notes to Consolidated Financial Statements in Item 8.
(2)There is no cost to the recipient for shares issued pursuant to time-vesting restricted stock units or performance awards. Because there is no strike price applicable to these stock awards they are excluded from the weighted-average exercise price which pertains solely to outstanding stock options.
(3)Consists of 1,388,655 of shares available for purchase under the employee stock purchase plan ("ESPP") at the election of employees and 5,260,005 securities available for future grants by the Board of Directors under stock-based compensation plans. On January 22, 2018, the Board of Directors adopted the 2018 Omnibus Award Plan (the "2018 Plan") and authorized the issuance of 16,750,000 shares of the Company's common stock in connection with the awards pursuant to the 2018 Plan. No further awards will be issued under the Company's 2013 Long-Term Incentive Plan.
(4)U.S. non-highly compensated employees are eligible to contribute from 1% to 25% of their salary to a qualified tax deferred savings plan as described in the Employee Stock Ownership Plan ("ESOP") section of Note L, Employee Benefit Plans, of the Notes to the Consolidated Financial Statements in Item 8. The Company contributes an amount equal to one half of the employee contribution up to the first 7% of salary. There is a non-qualified tax deferred savings plan for highly compensated salaried employees which mirrors certain qualified plan provisions, but was not specifically approved by security holders.  Eligible highly compensated salaried U.S. employees are eligible to contribute from 1% to 50% of their salary to the non-qualified tax deferred savings plan. The same matching arrangement was provided for highly compensated salaried employees in the non-qualified plan, to the extent the match was not fully met in the qualified plan, except that the arrangement for these employees is outside of the ESOP, and is not funded in advance of distributions. Effective January 1, 2019, the Company, at its discretion, will determine whether matching and core contributions will be made for the non-qualified tax deferred savings plan for a particular year. If the Company decides to make matching contributions for a year, it will make contributions, in an amount determined at its discretion, that may constitute part or all of or more than the matching contributions that would have been made pursuant to the provisions of the Stanley Black & Decker Supplemental Retirement Account Plan that were in effect prior to 2019. For both qualified and non-qualified plans, the investment of the employee’s contribution and the Company’s matching contribution is controlled by the employee and may include an election to invest in Company stock. Shares of the Company’s common stock may be issued at the time of a distribution from the qualified plan. The number of securities remaining available for issuance under the plans at January 1, 2022 is not determinable, since the plans do not authorize a maximum number of securities.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Items 404 and 407(a) of Regulation S-K is incorporated by reference to the information set forth under the sections entitled "Corporate Governance," "Director Independence" and "Related Person Transactions" of the Company’s definitive proxy statement, which will be filed pursuant to Regulation 14A under the Exchange Act within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE
(a) Index to documents filed as part of this report:
1. and 2. Financial Statements and Financial Statement Schedule.
The response to this portion of Item 15 is submitted as a separate section of this report beginning with an index thereto on page 59.
3. Exhibits
See Exhibit Index in this Form 10-K on page 128.
(b) See Exhibit Index in this Form 10-K on page 128.
(c) The response in this portion of Item 15 is submitted as a separate section of this Form 10-K with an index thereto beginning on page 59.

FORM 10-K
ITEM 15(a) (1) AND (2)
STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Schedule II — Valuation and Qualifying Accounts is included in Item 15 (page 62).
Management’s Report on Internal Control Over Financial Reporting (page 63).
Report of Independent Registered Public Accounting Firm (PCAOB ID: 00042) — Financial Statement Opinion (page 64).
Report of Independent Registered Public Accounting Firm — Internal Control Opinion (page 67).
Consolidated Statements of Operations — fiscal years ended January 1, 2022, January 2, 2021, and December 28, 2019 (page 69).
Consolidated Statements of Comprehensive Income — fiscal years ended January 1, 2022, January 2, 2021, and December 28, 2019 (page 70).
Consolidated Balance Sheets — January 1, 2022 and January 2, 2021 (page 71).
Consolidated Statements of Cash Flows — fiscal years ended January 1, 2022, January 2, 2021, and December 28, 2019 (page 72).
Consolidated Statements of Changes in Shareowners’ Equity — fiscal years ended January 1, 2022, January 2, 2021, and December 28, 2019 (page 74).
Notes to Consolidated Financial Statements (page 75).
Selected Quarterly Financial Data (Unaudited) (page 126).
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

STANLEY BLACK & DECKER, INC.

By:	/s/ James M. Loree
James M. Loree, Chief Executive Officer

Date:	February 22, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James M. Loree	Chief Executive Officer	February 22, 2022
James M. Loree

/s/ Donald Allan, Jr.	President and Chief Financial Officer	February 22, 2022
Donald Allan, Jr.

/s/ Jocelyn S. Belisle	Vice President and Chief Accounting Officer	February 22, 2022
Jocelyn S. Belisle

*	Director	February 22, 2022
Andrea J. Ayers

*	Director	February 22, 2022
George W. Buckley

*	Director	February 22, 2022
Patrick D. Campbell

*	Director	February 22, 2022
Carlos M. Cardoso

*	Director	February 22, 2022
Robert B. Coutts

*	Director	February 22, 2022
Debra A. Crew

*	Director	February 22, 2022
Michael D. Hankin

*	Director	February 22, 2022
Jane M. Palmieri

*	Director	February 22, 2022
Mojdeh Poul

*	Director	February 22, 2022
Irving Tan

*By: /s/ Janet M. Link
Janet M. Link (As Attorney-in-Fact)

Schedule II — Valuation and Qualifying Accounts
Stanley Black & Decker, Inc. and Subsidiaries
Fiscal years ended January 1, 2022, January 2, 2021, and December 28, 2019
(Millions of Dollars)

		ADDITIONS
	Beginning Balance	Charged To Costs And Expenses	Charged To Other Accounts (b)	(a) Deductions	Ending Balance
Allowance for Credit Losses:
Year Ended 2021	$110.9	$3.9	$3.9	$(15.6)	$103.1
Year Ended 2020	$94.1	$29.0	$8.5	$(20.7)	$110.9
Year Ended 2019	$81.1	$26.3	$(4.8)	$(8.5)	$94.1
Tax Valuation Allowance:
Year Ended 2021 (c)	$1,001.9	$190.7	$61.1	$(186.5)	$1,067.2
Year Ended 2020	$1,006.4	$296.9	$(18.2)	$(283.2)	$1,001.9
Year Ended 2019	$573.6	$452.1	$1.2	$(20.5)	$1,006.4

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
During the fourth quarter of 2021, the Company acquired the remaining 80 percent ownership stake in MTD Holdings Inc. ("MTD") and Excel Industries ("Excel") for approximately $1.5 billion and $374 million, respectfully. Since Stanley Black & Decker, Inc. has not yet fully incorporated the internal controls and procedures of MTD and Excel into Stanley Black & Decker, Inc.'s internal control over financial reporting, management excluded these businesses from its assessment of the effectiveness of internal control over financial reporting as of January 1, 2022. MTD accounted for 5% of Stanley Black & Decker, Inc.'s total assets as of January 1, 2022 and 1% of Stanley Black & Decker, Inc.'s net sales for the year then ended. Excel accounted for less than 1% of Stanley Black & Decker, Inc.'s total assets as of January 1, 2022 and less than 1% of Stanley Black & Decker, Inc.'s net sales for the year then ended.
Management has assessed the effectiveness of Stanley Black & Decker, Inc.’s internal control over financial reporting as of January 1, 2022. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control — Integrated Framework (2013 Framework). Management concluded that based on its assessment, and the existence of material weaknesses related to the accounting for equity units issued in May 2017 and November 2019, Stanley Black & Decker, Inc.’s internal control over financial reporting was not effective as of January 1, 2022. Ernst & Young LLP, Registered Public Accounting Firm included in this annual report, has issued an attestation report on the registrant’s internal control over financial reporting, a copy of which appears on page 67.

/s/ James M. Loree
James M. Loree, Chief Executive Officer

/s/ Donald Allan, Jr.
Donald Allan, Jr., President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
To the Shareowners and Board of Directors of Stanley Black & Decker, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Stanley Black & Decker, Inc. (the Company) as of January 1, 2022 and January 2, 2021, the related consolidated statements of operations, comprehensive income, shareowners’ equity and cash flows for each of the three years in the period ended January 1, 2022, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 1, 2022 and January 2, 2021, and the results of its operations and its cash flows for each of the three years in the period ended January 1, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 1, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2022 expressed an adverse opinion thereon.
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

Accounting for Acquisition of MTD Holdings, Inc.
Description of the Matter
As discussed in Note E of the consolidated financial statements, the Company acquired the remaining 80 percent ownership stake of MTD Holdings, Inc., on December 1, 2021 for a total purchase price of approximately $1.5 billion, net of cash acquired. The Company previously acquired a 20 percent interest in MTD in January 2019 for $234 million. The Company allocated the purchase price, on a preliminary basis, to the assets acquired and liabilities assumed based on their respective fair values, which included identified intangible assets of $840 million.

Auditing the Company's accounting for the acquired intangible assets involved subjective auditor judgment due to the significant estimation required in management’s determination of the fair value of customer relationships and certain tradenames. The significant estimation was primarily due to the sensitivity of the significant assumptions in determining fair value, including discount rates, projected revenue growth rates and profit margins. These assumptions related to the future performance of the acquired business, are forward-looking and could be affected by future economic and market conditions.

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

To test the estimated fair value of the customer relationships and certain tradenames, we performed audit procedures that included, among other procedures, evaluating the appropriateness of the valuation methodologies and testing the significant assumptions used in the model, as described above, including the completeness and accuracy of the underlying data. We compared the significant assumptions to current industry, market and economic trends, to the historical results of the acquired business and to other guideline companies within the same industry. We performed sensitivity analyses to evaluate the change in the fair value of the customer relationships and certain tradenames that would result from changes in the discount rates, projected revenue growth rates and profit margins. We involved our internal valuation specialists to assist with our evaluation of the methodology used by the Company as well as certain assumptions within the valuation.

Annual Test of Impairment of Goodwill in the Infrastructure Reporting Unit
Description of the Matter
At January 1, 2022, the Company’s goodwill balance was approximately $8,784 million. As discussed in Note A of the consolidated financial statements, goodwill is not amortized but rather is tested for impairment at least annually at the reporting unit level. The Company’s goodwill is initially assigned to its reporting units as of the relevant acquisition date.

Auditing management’s annual goodwill impairment test for the Infrastructure reporting unit was challenging and highly judgmental due to the significant estimation required to determine the estimated fair value of the reporting unit. In particular, the fair value estimate was sensitive to the significant assumption of revenue growth, which is affected by expected future market or economic conditions.

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

Uncertain Tax Positions

Description of the Matter
At January 1, 2022, the Company had recorded a liability for uncertain tax positions of approximately $488 million. As discussed in Notes A and Q of the consolidated financial statements, the Company conducts business globally and, as a result, is subject to income tax in a number of locations, including many state and foreign jurisdictions. Uncertainty in a tax position may arise as tax laws are subject to interpretation. The Company uses significant judgment in (1) determining whether a tax position’s technical merits are more likely than not to be sustained and (2) measuring the amount of tax benefit that qualifies for recognition. The Company considers many factors when evaluating and estimating its tax positions such as, but not limited to, the settlements of on-going audits.

Auditing the completeness of the uncertain tax reserves is challenging and subjective due to the Company’s global operations, the many tax jurisdictions in which it operates, the distinctive nature and unique facts and circumstances of each tax position and the interpretations of tax law and legal rulings.

How We Addressed the Matter in Our Audit
We identified and tested controls around the Company’s judgments and determinations on tax positions, including the Company’s process to verify that all uncertain tax positions are identified and considered as part of the analysis and controls addressing completeness of the uncertain tax positions.

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
February 22, 2022

Report of Independent Registered Public Accounting Firm
To the Shareowners and the Board of Directors of Stanley Black & Decker, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Stanley Black & Decker, Inc.’s internal control over financial reporting as of January 1, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weaknesses described below on the achievement of the objectives of the control criteria, Stanley Black & Decker, Inc. (the Company) has not maintained effective internal control over financial reporting as of January 1, 2022, based on the COSO criteria.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of MTD Holdings, Inc. or Excel Industries, which are included in the 2021 consolidated financial statements of the Company and constituted 5% and less than 1% of total and net assets, respectively, as of January 1, 2022 and 1% and less than 1% of net sales, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of MTD Holdings, Inc. or Excel Industries.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 1, 2022 and January 2, 2021, related consolidated statements of comprehensive income, shareowners’ equity and cash flows for each of the three years in the period ended January 1, 2022, and the related notes and schedule listed in the Index at Item 15(a). The material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2021 consolidated financial statements, and this report does not affect our report dated February 22, 2022, which expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Hartford, Connecticut
February 22, 2022

Consolidated Statements of Operations
Fiscal years ended January 1, 2022, January 2, 2021, and December 28, 2019
(Millions of Dollars, Except Per Share Amounts)

	2021	2020	2019
Net Sales	$15,617.2	$13,057.7	$12,912.9
Costs and Expenses
Cost of sales	$10,423.0	$8,652.3	$8,679.5
Selling, general and administrative	3,236.5	2,599.5	2,542.0
Provision for credit losses	3.9	29.0	26.3
Other, net	190.1	217.8	201.1
Loss (gain) on sales of businesses	0.6	13.5	(17.0)
Restructuring charges	14.5	73.8	138.4
Gain on equity method investment	(68.0)	—	—
Loss on debt extinguishments	—	46.9	17.9
Interest income	(9.8)	(17.5)	(51.9)
Interest expense	185.4	222.6	282.2
	$13,976.2	$11,837.9	$11,818.5
Earnings from continuing operations before income taxes and equity interest	1,641.0	1,219.8	1,094.4
Income taxes on continuing operations	61.4	43.0	126.8
Net earnings from continuing operations before equity interest	1,579.6	1,176.8	967.6
Share of net earnings (losses) of equity method investment	19.0	9.1	(11.2)
Net earnings from continuing operations	1,598.6	1,185.9	956.4
Less: Net (losses) earnings attributable to non-controlling interests	(1.7)	0.9	2.2
Net earnings from continuing operations attributable to Stanley Black & Decker, Inc.	$1,600.3	$1,185.0	$954.2
Less: Preferred stock dividends and beneficial conversion feature	14.2	24.1	1.8
Net Earnings from Continuing Operations Attributable to Common Shareowners	$1,586.1	$1,160.9	$952.4
Add: Contract adjustment payments accretion	1.3	1.7	1.7
Net Earnings from Continuing Operations Attributable to Common Shareowners - Diluted	$1,587.4	$1,162.6	$954.1
Earnings from discontinued operations before income taxes	70.2	47.2	35.6
Income taxes on discontinued operations	(18.7)	(1.6)	34.0
Net earnings from discontinued operations	$88.9	$48.8	$1.6
Net Earnings Attributable to Common Shareowners - Diluted	$1,676.3	$1,211.4	$955.7
Net Earnings Attributable to Stanley Black & Decker, Inc.	$1,689.2	$1,233.8	$955.8
Basic earnings per share of common stock:
Continuing operations	$9.99	$7.53	$6.42
Discontinued operations	$0.56	$0.32	$0.01
Total basic earnings per share of common stock	$10.55	$7.85	$6.43
Diluted earnings per share of common stock:
Continuing operations	$9.62	$7.16	$6.10
Discontinued operations	$0.54	$0.30	$0.01
Total diluted earnings per share of common stock	$10.16	$7.46	$6.11
See Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
Fiscal years ended January 1, 2022, January 2, 2021, and December 28, 2019
(Millions of Dollars)

	2021	2020	2019
Net Earnings from Continuing Operations Attributable to Common Shareowners	$1,586.1	$1,160.9	$952.4
Net earnings from discontinued operations	88.9	48.8	1.6
	$1,675.0	$1,209.7	$954.0
Other comprehensive (loss) income:
Currency translation adjustment and other	(307.7)	281.9	(36.0)
Gains (losses) on cash flow hedges, net of tax	53.2	(48.8)	(27.4)
(Losses) gains on net investment hedges, net of tax	(1.0)	(24.5)	34.0
Pension gains (losses), net of tax	123.6	(37.7)	(40.9)
Other comprehensive (loss) income	$(131.9)	$170.9	$(70.3)
Comprehensive income attributable to common shareowners	$1,543.1	$1,380.6	$883.7

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
January 1, 2022 and January 2, 2021
(Millions of Dollars, Except Share and Per Share Amounts)

	2021	2020
ASSETS
Current Assets
Cash and cash equivalents	$142.3	$1,241.9
Accounts and notes receivable, net	1,560.8	1,164.5
Inventories, net	5,446.8	2,638.9
Current assets held for sale	763.2	629.3
Prepaid expenses	507.3	326.8
Other current assets	106.0	34.6
Total Current Assets	8,526.4	6,036.0
Property, Plant and Equipment, net	2,347.1	1,973.1
Goodwill	8,784.2	8,086.5
Customer Relationships, net	2,004.4	1,548.2
Trade Names, net	2,681.8	2,270.5
Other Intangible Assets, net	13.3	19.0
Long-term assets held for sale	2,420.2	2,518.8
Other Assets	1,402.6	1,114.2
Total Assets	$28,180.0	$23,566.3
LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities
Short-term borrowings	$2,241.1	$1.5
Current maturities of long-term debt	1.3	—
Accounts payable	3,438.9	2,320.0
Accrued expenses	2,697.8	1,846.2
Liabilities held for sale	388.3	390.6
Total Current Liabilities	8,767.4	4,558.3
Long-Term Debt	4,353.6	4,245.4
Deferred Taxes	711.2	500.5
Post-Retirement Benefits	474.1	629.4
Long-term liabilities held for sale	130.4	162.9
Other Liabilities	2,150.9	2,403.4
Commitments and Contingencies (Notes R and S)
Shareowners’ Equity
Stanley Black & Decker, Inc. Shareowners’ Equity
Preferred stock, without par value: Authorized 10,000,000 shares in 2021 and 2020 Issued and outstanding 750,000 shares in 2021 and 1,500,000 shares in 2020	620.3	1,370.3
Common stock, par value $2.50 per share: Authorized 300,000,000 shares in 2021 and 2020 Issued 176,902,738 shares in 2021 and 2020	442.3	442.3
Retained earnings	8,742.4	7,542.2
Additional paid in capital	4,999.2	4,967.8
Accumulated other comprehensive loss	(1,845.6)	(1,713.7)
	12,958.6	12,608.9
Less: cost of common stock in treasury (13,573,962 shares in 2021 and 16,150,476 shares in 2020)	(1,368.1)	(1,549.3)
Stanley Black & Decker, Inc. Shareowners’ Equity	11,590.5	11,059.6
Non-controlling interests	1.9	6.8
Total Shareowners’ Equity	11,592.4	11,066.4
Total Liabilities and Shareowners’ Equity	$28,180.0	$23,566.3
See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
Fiscal years ended January 1, 2022, January 2, 2021, and December 28, 2019
(Millions of Dollars)

	2021	2020	2019
Operating Activities:
Net earnings from continuing operations	$1,598.6	$1,185.9	$956.4
Net earnings from discontinued operations	88.9	48.8	1.6
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	374.0	376.5	372.8
Amortization of intangibles	203.1	201.6	187.4
Inventory step-up amortization	20.7	29.0	7.4
Loss (gain) on sales of businesses	0.6	13.5	(17.0)
Gain on equity method investment	(68.0)	—	—
Loss on debt extinguishments	—	46.9	17.9
Craftsman contingent consideration remeasurement	101.1	—	—
Stock-based compensation expense	118.3	109.1	88.8
Provision for credit losses	18.7	41.1	33.0
Share of net (earnings) losses of equity method investment	(19.0)	(9.1)	11.2
Deferred tax (benefit) expense	(386.9)	(241.7)	(17.9)
Other non-cash items	27.7	44.7	(13.8)
Changes in operating assets and liabilities:
Accounts receivable	(280.6)	(39.6)	137.8
Inventories	(1,970.4)	(401.5)	137.7
Accounts payable	758.3	310.4	(169.1)
Deferred revenue	1.9	(0.3)	8.5
Other current assets	(166.8)	(100.2)	(183.6)
Other long-term assets	(438.8)	(14.0)	(37.3)
Accrued expenses	444.0	381.7	123.6
Defined benefit liabilities	(40.0)	(40.2)	(47.6)
Other long-term liabilities	277.7	79.5	(92.1)
Net cash provided by operating activities	663.1	2,022.1	1,505.7
Investing Activities:
Capital and software expenditures	(519.1)	(348.1)	(424.7)
Sales of assets	8.4	19.9	100.1
Business acquisitions, net of cash acquired	(2,043.8)	(1,324.4)	(685.4)
Sales of businesses, net of cash sold	5.3	59.1	76.6
Purchases of investments	(15.4)	(18.7)	(260.6)
Net investment hedge settlements	(55.1)	41.0	8.0
Other	(4.1)	(5.9)	(22.6)
Net cash used in investing activities	(2,623.8)	(1,577.1)	(1,208.6)
Financing Activities:
Payments on long-term debt	(1.5)	(1,154.3)	(1,150.0)
Proceeds from debt issuances, net of fees	—	2,222.5	496.2
Net short-term borrowings (repayments)	2,224.6	(342.6)	(18.1)
Stock purchase contract fees	(39.4)	(59.8)	(40.3)
Purchases of common stock for treasury	(34.3)	(26.2)	(27.5)
Proceeds from issuance of 2019 Equity Units	—	—	735.0
Premium paid on equity options	—	—	(19.2)
Proceeds from issuance of remarketed preferred stock	—	750.0	—
Premium paid on debt extinguishment	—	(48.7)	—
Proceeds from issuances of common stock	131.4	147.0	146.0
Redemption and conversion of preferred stock	(750.0)	—	—
Craftsman deferred purchase price	—	(250.0)	—
Craftsman contingent consideration	(29.3)	(45.9)	—
CAM contingent consideration	—	(94.4)	—
Termination of interest rate swaps	(75.3)	(20.5)	(1.0)
Cash dividends on common stock	(474.8)	(431.8)	(402.0)
Cash dividends on preferred stock	(18.9)	(18.8)	—
Other	(13.8)	(10.6)	(11.6)
Net cash provided by (used in) financing activities	918.7	615.9	(292.5)
Effect of exchange rate changes on cash and cash equivalents	(61.5)	22.8	(1.4)
Change in cash, cash equivalents and restricted cash	(1,103.5)	1,083.7	3.2
Cash, cash equivalents and restricted cash, beginning of year	1,398.3	314.6	311.4
Cash, cash equivalents and restricted cash, end of year	$294.8	$1,398.3	$314.6

The following table provides a reconciliation of the cash, cash equivalents and restricted cash balances as of January 1, 2022 and January 2, 2021, as shown above:

	January 1, 2022	January 2, 2021
Cash and cash equivalents	$142.3	$1,241.9
Restricted cash included in Other current assets	7.6	17.3
Cash and cash equivalents included in Current assets held for sale	144.9	139.1
Cash, cash equivalents and restricted cash	$294.8	$1,398.3

See Notes to Consolidated Financial Statements.

Consolidated Statements of Changes in Shareowners’ Equity
Fiscal years ended January 1, 2022, January 2, 2021, and December 28, 2019
(Millions of Dollars, Except Share and Per Share Amounts)

	Preferred Stock	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	ESOP	Treasury Stock	Non- Controlling Interests	Shareowners’ Equity
Balance December 29, 2018	$607.9	$442.3	$4,766.0	$6,216.1	$(1,814.3)	$(10.5)	$(2,371.3)	$3.7	$7,839.9
Net earnings				955.8				2.2	958.0
Other comprehensive loss					(70.3)				(70.3)
Cash dividends declared — $2.70 per share				(402.0)					(402.0)
Issuance of common stock (2,391,336 shares)			(68.0)				214.0		146.0
Repurchase of common stock (187,377 shares)							(27.5)		(27.5)
Issuance of preferred stock (750,000 shares)	620.3								620.3
Premium paid on equity option			(19.2)						(19.2)
Stock-based compensation related			88.8						88.8
ESOP						8.2			8.2
Beneficial conversion feature	1.8			(1.8)					—
Balance December 28, 2019	$1,230.0	$442.3	$4,767.6	$6,768.1	$(1,884.6)	$(2.3)	$(2,184.8)	$5.9	$9,142.2
Net earnings				1,233.8				0.9	1,234.7
Other comprehensive income					170.9				170.9
Cash dividends declared — $2.78 per share				(431.8)					(431.8)
Cash dividends declared — $50.00 per annum per preferred share				(23.4)					(23.4)
Issuance of common stock (2,010,644 shares)			(32.1)				179.1		147.0
Repurchase of common stock (228,541 shares)			10.0				(36.2)		(26.2)
Conversion of original Series C Preferred Stock (5,463,750 shares)	(610.4)		113.2				492.6		(4.6)
Issuance of remarketed Series C Preferred Stock	750.0								750.0
Stock-based compensation related			109.1						109.1
ESOP						2.3			2.3
Adoption of ASU 2016-13				(3.8)					(3.8)
Beneficial conversion feature	0.7			(0.7)					—
Balance January 2, 2021	$1,370.3	$442.3	$4,967.8	$7,542.2	$(1,713.7)	$—	$(1,549.3)	$6.8	$11,066.4
Net earnings				1,689.2				(1.7)	1,687.5
Other comprehensive loss					(131.9)				(131.9)
Cash dividends declared — $2.98 per common share				(474.8)					(474.8)
Cash dividends declared — $50.00 per annum per preferred share				(14.2)					(14.2)
Issuance of common stock (1,636,532 shares)			(19.0)				150.4		131.4
Repurchase of common stock (529,073 shares)			72.2				(106.5)		(34.3)
Redemption and conversion of preferred stock (1,469,055 shares)	(750.0)		(137.3)				137.3		(750.0)
Stock-based compensation related			118.3						118.3
Non-controlling interest buyout			(2.8)					(3.2)	(6.0)
Balance January 1, 2022	$620.3	$442.3	$4,999.2	$8,742.4	$(1,845.6)	$—	$(1,368.1)	$1.9	$11,592.4

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

A. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION — The Consolidated Financial Statements include the accounts of Stanley Black & Decker, Inc. and its majority-owned subsidiaries (collectively the “Company”) which require consolidation, after the elimination of intercompany accounts and transactions. The Company’s fiscal year ends on the Saturday nearest to December 31. There were 52 weeks in fiscal year 2021, 53 weeks in the fiscal years 2020, and 52 weeks in fiscal year 2019.

In December 2021, the Company acquired the remaining 80 percent ownership stake in MTD Holdings Inc. ("MTD"), a privately held global manufacturer of outdoor power equipment. The Company previously acquired a 20 percent interest in MTD in January 2019. Prior to closing on the remaining 80 percent ownership stake, the Company applied the equity method of accounting to the 20% investment in MTD. In November 2021, the Company acquired Excel Industries ("Excel"), a leading designer and manufacturer of premium commercial and residential turf-care equipment. These acquisitions are being accounted for as business combinations using the acquisition method of accounting and the results subsequent to the dates of acquisition are included in the Company's Tools & Storage segment.

In February 2020, the Company acquired Consolidated Aerospace Manufacturing, LLC ("CAM"). In March 2019, the Company acquired International Equipment Solutions Attachments businesses, Paladin and Pengo, ("IES Attachments"). The 2020 and 2019 acquisitions were accounted for as business combinations using the acquisition method of accounting and the results subsequent to the respective dates of acquisition are included in the Company's Industrial segment.

Refer to Note E, Acquisitions and Investments, for further discussion on these transactions.

In December 2021, upon announcing it reached a definitive agreement for the sale of most of its Security assets, the Company classified the Convergent Security Solutions ("CSS") business as held for sale on the Company's Consolidated Balance Sheets as of January 1, 2022 and January 2, 2021. The operating results of CSS have been reported as discontinued operations in the Consolidated Financial Statements. Amounts previously reported have been reclassified to conform to this presentation in accordance with Accounting Standard Codification ("ASC") 205, Presentation of Financial Statements ("ASC 205"), to allow for meaningful comparison of continuing operations.

In November 2020, the Company sold its commercial electronic operations in five countries in Europe and emerging markets within the Security segment. In October 2020, the Company sold a product line in Oil & Gas within the Industrial segment. The operating results of these businesses have been reported in the Consolidated Financial Statements through the dates of sale in 2020 and for the year ended December 28, 2019.

In May 2019, the Company sold its Sargent & Greenleaf mechanical locks business within the Security segment. The operating results of this business have been reported in the Consolidated Financial Statements through the date of sale in 2019.

Refer to Note T, Divestitures, for further discussion on these transactions.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements. While management believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from these estimates. Certain amounts reported in previous years have been reclassified to conform to the 2021 presentation.
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
Indefinite-lived intangible assets are tested for impairment utilizing either a qualitative assessment or a quantitative analysis. For a qualitative assessment, the Company identifies and considers relevant key factors, events, and circumstances to determine whether it is necessary to perform a quantitative impairment test. The key factors considered include macroeconomic, industry, and market conditions, as well as the asset's actual and forecasted results. For the quantitative impairment tests, the Company compares the carrying amounts to the current fair market values, usually determined by the estimated royalty savings attributable to owning the intangible assets. Intangible assets with definite lives are amortized over their estimated useful lives to reflect the pattern over which the economic benefits of the intangible assets are consumed. Definite-lived intangible assets are also evaluated for impairment when impairment indicators are present. If the carrying amount exceeds the total undiscounted future cash flows, a discounted cash flow analysis is performed to determine the fair value of the asset. If the carrying amount of the asset was to exceed the fair value, it would be written down to fair value. No significant goodwill or other intangible asset impairments were recorded during 2021, 2020 or 2019.
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

A portion of the Company’s revenues within the CSS and Infrastructure businesses is generated from equipment leased to customers. Customer arrangements are identified as leases if they include transfer of a tangible asset which is provided to the customer in exchange for payments typically at fixed rates payable monthly, quarterly or annually. Customer leases may include terms to allow for extension of leases for a short period of time, but typically do not provide for customer termination prior to the initial term. Some customer leases include terms to allow the customer to purchase the underlying asset, which occurs occasionally, and virtually no customer leases include residual value guarantee clauses. Within the CSS business, the underlying asset typically has no value at termination of the customer lease, so no residual value asset is recorded in the financial statements. For Infrastructure business leases, underlying assets are assessed for functionality at termination of the lease and, if necessary, an impairment to the leased asset value is recorded.

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

Sales of security monitoring systems, within the CSS business, may have multiple performance obligations, including equipment, installation and monitoring or maintenance services. In most instances, the Company allocates the appropriate amount of consideration to each performance obligation based on the standalone selling price ("SSP") of the distinct goods or services performance obligation. In circumstances where SSP is not observable, the Company allocates the consideration for the performance obligations by utilizing one of the following methods: expected cost plus margin, the residual approach, or a mix of these estimation methods.

For performance obligations that the Company satisfies over time, revenue is recognized by consistently applying a method of measuring progress toward complete satisfaction of that performance obligation. The Company utilizes the method that most accurately depicts the progress toward completion of the performance obligation.

The Company’s contract sales for the installation of security intruder systems and other construction-related projects, within the CSS business, are generally recorded under the input method. The input method recognizes revenue on the basis of the Company’s efforts or inputs to the satisfaction of a performance obligation relative to the total inputs expected to satisfy that performance obligation. Revenue recognized on security contracts in process are based upon the allocated contract price and related total inputs of the project at completion. The extent of progress toward completion is generally measured using input methods based on labor metrics. Revisions to these estimates as contracts progress have the effect of increasing or decreasing profits each period. Provisions for anticipated losses are made in the period in which they become determinable. The revenues for monitoring and monitoring-related services are recognized as services are rendered over the contractual period.

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
ADVERTISING COSTS — Television advertising is expensed the first time the advertisement airs, whereas other advertising is expensed as incurred. Advertising costs are classified in SG&A and amounted to $98.6 million in 2021, $76.6 million in 2020 and $90.5 million in 2019. Expense pertaining to cooperative advertising with customers reported as a reduction of Net Sales was $374.1 million in 2021, $351.0 million in 2020 and $317.8 million in 2019. Cooperative advertising with customers classified as SG&A expense amounted to $19.5 million in 2021, $15.8 million in 2020 and $5.6 million in 2019.
SALES TAXES — Sales and value added taxes collected from customers and remitted to governmental authorities are excluded from Net Sales reported in the Consolidated Statements of Operations.
SHIPPING AND HANDLING COSTS — The Company generally does not bill customers for freight. Shipping and handling costs associated with inbound and outbound freight are reported in Cost of sales. Distribution costs are classified in SG&A and amounted to $416.5 million, $347.3 million and $326.5 million in 2021, 2020 and 2019, respectively.
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

RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED — In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The new standard improves the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency. The new standard requires an entity to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contracts with Customers. The ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The standard should be applied prospectively to business combinations occurring on or after the effective date of the amendments. The Company will adopt this guidance in the first quarter of 2022 and does not expect it to have a material impact on its consolidated financial statements.

In May 2021, the FASB issued ASU 2021-04, Earnings per share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging – Contracts in Equity (Subtopic 815-40). The new standard clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The ASU is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The standard should be applied prospectively. The Company will adopt this guidance in the first quarter of 2022 and does not expect it to have a material impact on its consolidated financial statements.
In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). The new standard reduces the number of accounting models for convertible debt instruments and convertible preferred stock, and amends the guidance for the derivatives scope exception for contracts in an entity's own equity. The standard also amends and makes targeted improvements to the related earnings per share guidance. The ASU is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The standard allows for either modified or full retrospective transition methods. The Company will adopt this guidance in the first quarter of 2022.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The new standard provides optional expedients and exceptions that companies can apply during a limited time period to account for contracts, hedging relationships, and other transactions affected by reference rate reform, if certain criteria are met. Companies may elect to apply these optional expedients and exceptions beginning March 12, 2020 through December 31, 2022. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848), to clarify the scope of Topic 848 and provide explicit guidance to help companies applying optional expedients and exceptions. This ASU is effective immediately for all entities that have applied optional expedients and exceptions. The Company plans to apply certain optional expedients and exceptions as needed to comply with regulatory and tax authorities for the transition to alternative reference rates. The Company does not expect adoption to have a material impact to its consolidated financial statements.

B. ACCOUNTS AND NOTES RECEIVABLE

(Millions of Dollars)	2021	2020
Trade accounts receivable	$1,484.5	$1,136.2
Trade notes receivable	75.3	73.5
Other accounts receivable	104.1	65.7
Gross accounts and notes receivable	1,663.9	1,275.4
Allowance for credit losses	(103.1)	(110.9)
Accounts and notes receivable, net	$1,560.8	$1,164.5
Trade receivables are dispersed among a large number of retailers, distributors and industrial accounts in many countries. Adequate reserves have been established to cover anticipated credit losses. During the fourth quarter of 2021, as part of the acquisition of MTD, the Company acquired accounts receivable of $272.6 million. Refer to Note E, Acquisitions and Investments, for further discussion.
The changes in the allowance for credit losses for the years ended January 1, 2022 and January 2, 2021 are as follows:

(Millions of Dollars)	2021	2020
Beginning Balance	$110.9	$94.1
Cumulative Effect Adjustment (a)	—	1.1
Charged To Costs and Expenses	3.9	29.0
Charged To Other Accounts (b)	3.9	7.4
Deductions (c)	(15.6)	(20.7)
Balance end of period	$103.1	$110.9
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

At January 1, 2022 and January 2, 2021, the Industrial segment operating lease receivable was $21.2 million and $36.7 million, respectively, from leasing equipment to customers. Net sales from operating lease revenue were $62.0 million and $113.7 million for the years ended January 1, 2022 and January 2, 2021, respectively.

The Company has an accounts receivable sale program. According to the terms, the Company sells certain of its trade accounts receivables at fair value to a wholly owned, consolidated, bankruptcy-remote special purpose subsidiary (“BRS"). The BRS, in turn, can sell such receivables to a third-party financial institution (“Purchaser”) for cash. The Purchaser’s maximum cash investment in the receivables at any time is $110.0 million. The purpose of the program is to provide liquidity to the Company. These transfers qualify as sales under ASC 860, Transfers and Servicing, and receivables are derecognized from the Company’s Consolidated Balance Sheets when the BRS sells those receivables to the Purchaser. The Company has no retained interests in the transferred receivables, other than collection and administrative responsibilities. At January 1, 2022, the Company did not record a servicing asset or liability related to its retained responsibility based on its assessment of the servicing fee, market values for similar transactions and its cost of servicing the receivables sold.

At January 1, 2022 and January 2, 2021, net receivables of approximately $100.0 million and $86.8 million, respectively, were derecognized. Proceeds from transfers of receivables to the Purchaser totaled $447.7 million and $259.6 million for the years ended January 1, 2022 and January 2, 2021, respectively, and payments to the Purchaser totaled $434.5 million and $272.8 million, respectively. The program resulted in a pre-tax loss of $2.0 million and $1.7 million for the years ended January 1, 2022 and January 2, 2021, respectively, which included service fees of $0.9 million and $0.6 million, respectively. All cash flows under the program are reported as a component of changes in accounts receivable within operating activities in the Consolidated Statements of Cash Flows since all the cash from the Purchaser is received upon the initial sale of the receivable.

As of January 1, 2022 and January 2, 2021, the Company's deferred revenue totaled $126.7 million and $131.0 million, respectively, of which $42.2 million and $39.4 million, respectively, was classified as current. Revenue recognized for the years ended January 1, 2022 and January 2, 2021 that was previously deferred as of January 2, 2021 and December 28, 2019 totaled $24.0 million and $30.4 million, respectively.

C. INVENTORIES

(Millions of Dollars)	2021	2020
Finished products	$3,508.1	$1,883.6
Work in process	393.9	169.2
Raw materials	1,544.8	586.1
Total	$5,446.8	$2,638.9
Net inventories in the amount of $2.6 billion at January 1, 2022 and $1.3 billion at January 2, 2021 were valued at the lower of LIFO cost or market. If the LIFO method had not been used, inventories would have been higher than reported by $228.5 million at January 1, 2022 and $45.8 million at January 2, 2021.
As part of the MTD and Excel acquisitions in the fourth quarter of 2021, the Company acquired inventory with an estimated fair value of $900.7 million and $49.9 million, respectfully. Refer to Note E, Acquisitions and Investments, for further discussion.

D. PROPERTY, PLANT AND EQUIPMENT

(Millions of Dollars)	2021	2020
Land	$143.1	$136.7
Land improvements	61.2	56.5
Buildings	745.9	639.9
Leasehold improvements	169.6	162.9
Machinery and equipment	3,412.9	2,984.3
Computer software	476.3	425.5
Property, plant & equipment, gross	$5,009.0	$4,405.8
Less: accumulated depreciation and amortization	(2,661.9)	(2,432.7)
Property, plant & equipment, net	$2,347.1	$1,973.1
Depreciation and amortization expense associated with property, plant and equipment was as follows:

(Millions of Dollars)	2021	2020	2019
Depreciation	$326.3	$332.6	$325.2
Amortization	47.7	43.9	47.6
Depreciation and amortization expense	$374.0	$376.5	$372.8
The amounts above are inclusive of depreciation and amortization expense for discontinued operations amounting to $22.1 million in 2021, $21.1 million in 2020, and $19.7 million in 2019.

E. ACQUISITIONS AND INVESTMENTS

2021 ACQUISITIONS

MTD

On December 1, 2021, the Company acquired the remaining 80 percent ownership stake in MTD, a privately held global manufacturer of outdoor power equipment, for $1.5 billion, net of cash acquired and an estimated working capital adjustment. The Company previously acquired a 20 percent interest in MTD in January 2019 for $234 million. The Company’s pre-existing 20% equity investment in MTD was remeasured at fair value of $295.1 million as of the transaction date based on the purchase price for the remaining 80 percent ownership, which was calculated using an EBITDA-based formula. As a result, the Company recorded a $68.0 million gain recognized in Gain on equity method investment in the Consolidated Statements of Operations.
MTD designs, manufactures and distributes lawn tractors, zero turn ride on mowers, walk behind mowers, snow blowers, residential robotic mowers, handheld outdoor power equipment and garden tools for both residential and professional consumers under well-known brands like Cub Cadet® and Troy-Bilt®. This combination will create a global leader in the outdoor category, with strong brands and growth opportunities. The results of MTD subsequent to the date of acquisition are included in the Company's Tools & Storage segment.

The MTD acquisition is being accounted for as a business combination using the acquisition method of accounting, which requires, among other things, certain assets acquired and liabilities assumed to be recognized at their fair values as of the acquisition date. The following table summarizes the estimated acquisition date value of identifiable net assets acquired and liabilities assumed:

(Millions of Dollars)
Cash and cash equivalents	$111.6
Accounts receivable, net	272.6
Inventories, net	900.7
Prepaid expenses and other assets	97.7
Property, plant and equipment	223.5
Trade names	390.0
Customer relationships	450.0
Other assets	36.8
Accounts payable	(391.8)
Accrued expenses	(253.6)
Deferred revenue	(0.9)
Long-term debt	(103.0)
Deferred taxes	(194.3)
Other liabilities	(71.3)
Total identifiable net assets	$1,468.0
Goodwill	436.7
Total consideration	$1,904.7

The weighted-average useful life assigned to the definite-lived intangible assets was 15 years.

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the expected cost synergies of the combined business and assembled workforce. It is estimated that $0.6 million of goodwill will be deductible for tax purposes.

The acquisition accounting for MTD is preliminary in certain respects. During the measurement period, the Company expects to record adjustments relating to the finalization of intangible assets, inventory and property, plant and equipment valuations, working capital accounts, and opening balance sheet contingencies, amongst others.

A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. The Company’s judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact the Company’s results from operations.

Excel

On November 12, 2021, the Company acquired Excel Industries ("Excel") for $373.6 million, net of cash acquired and an estimated working capital adjustment. Excel is a leading designer and manufacturer of premium commercial and residential turf-care equipment under the brands of Hustler Turf Equipment and BigDog Mower Co. The results of Excel subsequent to the date of acquisition are included in the Company's Tools & Storage segment.

The Company believes this is a strategically important bolt-on acquisition as it builds an outdoor products leader. The Excel acquisition is being accounted for as a business combination, which requires, among other things, certain assets acquired and liabilities assumed to be recognized at their fair values as of the acquisition date. The estimated value of identifiable net assets acquired, which includes $37.0 million of working capital, $48.7 million of deferred tax liabilities, and $203.5 million of intangible assets, is $200.3 million. The related goodwill is $173.3 million. The amount allocated to intangible assets includes $158.0 million for customer relationships. The weighted-average useful life assigned to the intangible assets was 14 years.

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the expected cost synergies of the combined business and assembled workforce. It is estimated that $0.6 million of goodwill will be deductible for tax purposes.

The acquisition accounting for Excel is preliminary in certain respects. During the measurement period, the Company expects to record adjustments relating to the finalization of intangible and inventory valuations, working capital accounts, and opening balance sheet contingencies, amongst others.

A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. The Company’s judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact the Company’s results from operations.

Other 2021 Acquisitions

During 2021, the Company completed two other acquisitions for a total purchase price of $207.3 million, net of cash acquired. The estimated acquisition date value of the identifiable net assets acquired is $49.5 million and working capital is $36.4 million. The related goodwill is $157.8 million. The results of these acquisitions subsequent to the dates of acquisition are included in the Company's Tools & Storage segment.

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the expected cost synergies of the combined business and assembled workforce. It is estimated that $44.5 million of goodwill will be deductible for tax purposes.

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

In November 2020, the FAA rescinded the 737 MAX grounding order and as a result of the subsequent return to revenue service of the 737 MAX in December 2020, the Company paid $100 million to the former owners of CAM. The remaining contingent consideration was remeasured at January 2, 2021 and the Company concluded the achievement of certain production levels based on Boeing’s future forecast was remote and released the remaining $55.3 million contingent consideration liability to the Consolidated Statements of Operations in Other, net. As of January 1, 2022, the Company continues to consider the achievement of certain production levels based on Boeing’s future forecast as remote.

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

Other 2019 Acquisitions

During 2019, the Company completed two other acquisitions for $32.4 million, net of cash acquired. The estimated acquisition date value of the identifiable net assets acquired, which included $6.3 million of working capital and $4.4 million of customer relationships, was $15.7 million. The related goodwill was $16.7 million. The useful lives assigned to the customer relationships was 10 years. The results of these acquisitions subsequent to the dates of acquisition are included in the Company's Industrial segment and Mechanical Access Solutions. The acquisition accounting for these acquisitions is complete. The measurement period adjustments recorded in 2020 did not have a material impact to the Company's Consolidated Financial Statements.

ACTUAL AND PRO-FORMA IMPACT FROM ACQUISITIONS
Actual Impact from Acquisitions
The net sales and net loss from the 2021 acquisitions included in the Company's Consolidated Statements of Operations for the year ended January 1, 2022 are shown in the table below. The net loss includes amortization expense relating to intangible assets recorded upon acquisition, inventory step-up charges, transaction costs, gain on MTD investment, contingent consideration expense, and other integration-related costs.

(Millions of Dollars)	2021
Net sales	$235.5
Net loss from continuing operations attributable to common shareowners	$(49.7)

Pro-forma Impact from Acquisitions

The following table presents supplemental pro-forma information as if the 2021 acquisitions had occurred on December 29, 2019 and the 2020 acquisitions had occurred on December 30, 2018. The pro-forma consolidated results are not necessarily indicative of what the Company’s consolidated net sales and net earnings would have been had the Company completed the acquisitions on the aforementioned dates. In addition, the pro-forma consolidated results do not purport to project the future results of the Company.

(Millions of Dollars, except per share amounts)	2021	2020
Net sales	$18,226.7	$16,000.5
Net earnings from continuing operations attributable to common shareowners - Diluted	1,714.3	1,138.4
Diluted earnings per share of common stock - Continuing operations	$10.39	$7.01

2021 Pro-forma Results

The 2021 pro-forma results were calculated by combining the results of Stanley Black & Decker with the stand-alone results of the 2021 acquisitions for their respective pre-acquisition periods. Accordingly, the following adjustments were made:

•Elimination of the historical pre-acquisition intangible asset amortization expense and the addition of intangible asset amortization expense related to intangibles valued as part of the acquisition accounting that would have been incurred from January 2, 2021 to the acquisition dates.

•Because the 2021 acquisitions were assumed to occur on December 29, 2019, there were no acquisition-related costs or inventory step-up charges factored into the 2021 pro-forma year, as such expenses would have occurred in the first year following the assumed acquisition date.

•Because the MTD acquisition was assumed to occur on December 29, 2019, the gain on investment and contingent consideration expense was not factored into the 2021 pro-forma year, as such gain and expense would have occurred in the first year following the assumed acquisition date.

2020 Pro-forma Results

The 2020 pro-forma results were calculated by combining the results of Stanley Black & Decker with the stand-alone results of the 2020 and 2021 acquisitions for their respective pre-acquisition periods. Accordingly, the following adjustments were made:

•Elimination of the historical pre-acquisition intangible asset amortization expense and the addition of intangible asset amortization expense related to intangibles valued as part of the acquisition accounting that would have been incurred from December 29, 2019 to the acquisition dates of the 2020 acquisition and for the year ended January 2, 2021 for the 2021 acquisitions.

•Additional depreciation expense for the property, plant, and equipment fair value adjustment that would have been incurred from December 29, 2019 to the acquisition date of CAM.

•Additional expense for acquisition-related costs and inventory step-up charges relating to the 2021 acquisitions, as such expenses would have been incurred during the year ended January 2, 2021.

•Additional gain on investment and contingent consideration expense relating to the MTD acquisition, as such gain and expense would have been incurred during the year ended January 2, 2021.

•Because the 2020 acquisitions were assumed to occur on December 30, 2018, there were no acquisition-related costs or inventory step-up charges factored into the 2020 pro-forma period, as such expenses would have occurred in the first year following the assumed acquisition date.

INVESTMENTS

During 2021, 2020 and 2019, the Company made additional immaterial investments in new and emerging start-up companies focused on innovation, breakthrough products and advanced technologies. These investments, which are included in Other assets in the Consolidated Balance Sheets, do not qualify for equity method accounting as the Company acquired less than 20 percent interest in each investment and does not have the ability to significantly influence the operating or financial decisions of any of the investees.

F. GOODWILL AND INTANGIBLE ASSETS
GOODWILL — The changes in the carrying amount of goodwill by segment are as follows:

(Millions of Dollars)	Tools & Storage	Industrial	Other	Total
Balance December 28, 2019	$5,161.8	$1,995.5	$223.3	$7,380.6
Acquisitions	0.1	635.7	—	635.8
Foreign currency translation and other	85.8	15.3	(31.0)	70.1
Balance January 2, 2021	$5,247.7	$2,646.5	$192.3	$8,086.5
Acquisitions	777.3	(0.5)	—	776.8
Foreign currency translation and other	(50.2)	(29.0)	0.1	(79.1)
Balance January 1, 2022	$5,974.8	$2,617.0	$192.4	$8,784.2

Goodwill totaling $1,894.5 million and $1,951.6 million was reclassed to assets held for sale as of January 1, 2022 and January 2, 2021, respectively.
The goodwill amount for the 2021 acquisitions is subject to change based upon the finalization of the acquisition accounting during the measurement period. Refer to Note E, Acquisitions and Investments, for further discussion.
In accordance with ASC 350, Intangibles - Goodwill and Other, a portion of the goodwill within Other was allocated to the aforementioned sale of the commercial electronic security business in five countries in Europe and emerging markets based on the relative fair value of the business disposed of and the portion of the reporting unit that was retained. Accordingly, goodwill for the Security segment was reduced by $31.3 million and included in the gain on sale of this divestiture in 2020. Refer to Note T, Divestitures, for further discussion.
As required by the Company's policy, goodwill and indefinite-lived trade names were tested for impairment in the third quarter of 2021. The Company assessed the fair values of three of its reporting units utilizing a discounted cash flow valuation model and determined that the fair values exceeded the respective carrying amounts. The key assumptions used were discount rates and perpetual growth rates applied to cash flow projections. Also inherent in the discounted cash flow valuations were near-term revenue growth rates over the next six years. These assumptions contemplated business, market and overall economic conditions. For the remaining two reporting units, the Company determined qualitatively that it was not more likely than not that goodwill was impaired, and thus, the quantitative goodwill impairment test was not required.  In making this determination, the Company considered the significant excess of fair value over carrying amount as calculated in the most recent quantitative analysis, each reporting unit's 2021 performance compared to prior year and their respective industries, analyst multiples and other positive qualitative information. Based on the results of the annual impairment testing performed in the third quarter of 2021, the Company determined that the fair values of each of its reporting units exceeded their respective carrying amounts.

INTANGIBLE ASSETS — Intangible assets at January 1, 2022 and January 2, 2021 were as follows:

	2021		2020
(Millions of Dollars)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized Intangible Assets — Definite lived
Patents and copyrights	$27.0	$(26.6)	$28.1	$(27.6)
Trade names	276.3	(119.2)	180.8	(105.6)
Customer relationships	3,042.8	(1,038.4)	2,452.3	(904.1)
Other intangible assets	150.1	(137.2)	150.5	(132.0)
Total	$3,496.2	$(1,321.4)	$2,811.7	$(1,169.3)

Net intangibles totaling $177.8 millionand $217.7 million were reclassed to assets held for sale as of January 1, 2022 and January 2, 2021, respectively.
Indefinite-lived trade names totaled $2.525 billion at January 1, 2022 and $2.195 billion at January 2, 2021. The year-over-year change is primarily due to the indefinite-lived trade names acquired in the MTD acquisition.
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
Intangible assets amortization expense by segment was as follows:

(Millions of Dollars)	2021	2020	2019
Tools & Storage	$64.1	$61.5	$73.1
Industrial	99.9	96.6	69.6
Other	39.1	43.5	44.7
Consolidated	$203.1	$201.6	$187.4
The amounts above are inclusive of amortization expense for discontinued operations amounting to $38.4 million in 2021,
$42.8 million in 2020, and $44.4 million in 2019.
Future amortization expense in each of the next five years amounts to $206.3 million for 2022, $199.0 million for 2023, $192.8 million for 2024, $176.7 million for 2025, $163.2 million for 2026 and $1,236.8 million thereafter.

G. ACCRUED EXPENSES
Accrued expenses at January 1, 2022 and January 2, 2021 were as follows:

(Millions of Dollars)	2021	2020
Payroll and related taxes	$350.6	$250.0
Income and other taxes	320.4	211.9
Customer rebates and sales returns	408.9	226.4
Insurance and benefits	99.3	69.9
Restructuring costs	31.9	79.8
Derivative financial instruments	8.7	185.3
Warranty costs	104.4	76.5
Deferred revenue	42.2	39.4
Freight costs	228.1	89.4
Environmental costs	46.1	46.7
Current lease liability	118.9	109.6
Forward stock purchase contract	330.4	—
Other	607.9	461.3
Total	$2,697.8	$1,846.2

H. LONG-TERM DEBT AND FINANCING ARRANGEMENTS

Long-term debt and financing arrangements at January 1, 2022 and January 2, 2021 were as follows:

		January 1, 2022						January 2, 2021
(Millions of Dollars)	Interest Rate	Original Notional	Unamortized Discount	Unamortized Gain (Loss) Terminated Swaps[1]	Purchase Accounting FV Adjustment	Deferred Financing Fees	Carrying Value	Carrying Value
Notes payable due 2026	3.40%	500.0	(0.4)	—	—	(1.8)	497.8	497.2
Notes payable due 2026	3.42%	25.0	—	—	—	(0.1)	24.9	—
Notes payable due 2026	1.84%	28.5	—	—	—	(0.1)	28.4	—
Notes payable due 2028	7.05%	150.0	—	7.1	6.8	—	163.9	166.1
Notes payable due 2028	4.25%	500.0	(0.3)	—	—	(2.9)	496.8	496.2
Notes payable due 2028	3.52%	50.0	—	—	—	(0.1)	49.9	—
Notes payable due 2030	2.30%	750.0	(2.0)	—	—	(4.3)	743.7	742.9
Notes payable due 2040	5.20%	400.0	(0.2)	(27.5)	—	(2.6)	369.7	368.1
Notes payable due 2048	4.85%	500.0	(0.5)	—	—	(4.9)	494.6	494.3
Notes payable due 2050	2.75%	750.0	(1.9)	—	—	(8.1)	740.0	739.9
Notes payable due 2060 (junior subordinated)	4.00%	750.0	—	—	—	(9.1)	740.9	740.7
Other, payable in varying amounts 2022 through 2027	3.47%-4.31%	4.3	—	—	—	—	4.3	—
Total long-term debt, including current maturities		$4,407.8	$(5.3)	$(20.4)	$6.8	$(34.0)	$4,354.9	$4,245.4
Less: Current maturities of long-term debt							(1.3)	—
Long-term debt							$4,353.6	$4,245.4
1 Unamortized gain (loss) associated with interest rate swaps are more fully discussed in Note I, Financial Instruments.
Included in the table above, during the fourth quarter of 2021, the Company assumed $103.0 million and $4.3 million of long-term debt from the acquisition of MTD and Excel, respectively. Principal amounts and maturities are also included in the figures below.
As of January 1, 2022, the total aggregate annual principal maturities of long-term debt for the next five years and thereafter are as follows: $1.3 million in 2022, $1.2 million in 2023, $1.1 million in 2024, $0.5 million in 2025, $553.7 million in 2026, and $3.850 billion thereafter. These maturities represent the principal amounts to be paid and accordingly exclude the remaining $6.8 million of unamortized fair value adjustments made in purchase accounting, which increased the Black & Decker note payable due 2028, as well as a net loss of $25.7 million pertaining to unamortized termination gains and losses on interest rate swaps and unamortized discounts on the notes as described in Note I, Financial Instruments, and $34.0 million of unamortized deferred financing fees. Interest paid during 2021, 2020 and 2019 amounted to $177.3 million, $192.1 million and $252.9 million, respectively.
In November 2020, the Company issued $750.0 million of senior unsecured term notes maturing November 15, 2050 ("2050 Term Notes"). The 2050 Term Notes will accrue interest at a fixed rate of 2.75% per annum, with interest payable semi-annually in arrears, and rank equally in right of payment with all of the Company's existing and future unsecured unsubordinated debt. The Company received total proceeds from this offering of approximately $739.9 million, net of approximately $10.1 million of underwriting expenses and other fees associated with the transaction. The Company used the net proceeds from the offering for general corporate purposes, including repayment of other borrowings.

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
Commercial Paper and Credit Facilities

In October 2021, the Company increased its commercial paper program from $3.0 billion to $3.5 billion, which includes Euro denominated borrowings in addition to U.S. Dollars. As of January 1, 2022, the Company had $2.2 billion of borrowings outstanding. As of January 2, 2021, the Company had no borrowings outstanding, Refer to Note I, Financial Instruments, for further discussion.

In September 2021, the Company amended and restated its existing five-year $2.0 billion committed credit facility with the concurrent execution of a new five year $2.5 billion committed credit facility (the "5-year Credit Agreement"). Borrowings under the 5-Year Credit Agreement may be made in U.S. Dollars, Euros or Pounds Sterling. A sub-limit amount of $814.3 million is designated for swing line advances which may be drawn in Euros pursuant to the terms of the 5-Year Credit Agreement. Borrowings bear interest at a floating rate plus an applicable margin dependent upon the denomination of the borrowing and specific terms of the 5-Year Credit Agreement. The Company must repay all advances under the 5-Year Credit Agreement by the earlier of September 8, 2026 or upon termination. The 5-Year Credit Agreement is designated to be a liquidity back-stop for the Company's $3.5 billion U.S. Dollar and Euro commercial paper program. As of January 1, 2022 and January 2, 2021, the Company had not drawn on its five-year committed credit facility.

In September 2021, the Company terminated its 364-day $1.0 billion credit facility and concurrently executed a new 364-Day $1.0 billion committed credit facility (the "364-Day Credit Agreement"). Borrowings under the 364-Day Credit Agreement may be made in U.S. Dollars or Euros and bear interest at a floating rate plus an applicable margin dependent upon the denomination of the borrowing and pursuant to the terms of the 364-Day Credit Agreement. The Company must repay all advances under the 364-Day Credit Agreement by the earlier of September 7, 2022 or upon termination. The Company may, however, convert all advances outstanding upon termination into a term loan that shall be repaid in full no later than the first anniversary of the termination date provided that the Company, among other things, pays a fee to the administrative agent for the account of each lender. The 364-Day Credit Agreement serves as part of the liquidity back-stop for the Company’s $3.5 billion U.S. Dollar and Euro commercial paper program. As of January 1, 2022 and January 2, 2021, the Company had not drawn on this 364-Day committed credit facility.

In November 2021, the Company executed a second 364-Day $1.0 billion committed credit facility (the "Second 364-Day Credit Agreement"). Borrowings under the Second 364-Day Credit Agreement may be made in U.S. Dollars and Euros and bear interest at a base rate plus an applicable margin determined at the time of borrowing. The Company must repay all advances under the Second 364-Day Credit Agreement by the earlier of November 15, 2022 or upon termination. The Company may, however, convert all advances outstanding upon termination into a term loan that shall be repaid in full no later than the first anniversary of the termination date provided that the Company, among other things, pays a fee to the administrative agent for the account of each lender. As of January 1, 2022, the Company had not drawn on this 364-Day committed credit facility.

In January 2022, the Company executed a third 364-Day $2.5 billion committed credit facility (the "Third 364-Day Credit Agreement"). Borrowings under the Third 364-Day Credit Agreement shall be made in U.S. Dollars and bear interest at a base rate plus an applicable margin determined at the time of the borrowing. The Company must repay all advances under the Third 364-Day Credit Agreement by the earlier of January 25, 2023 or upon termination. The Company may, however, convert all advances outstanding upon termination into a term loan that shall be repaid in full no later than the first anniversary of the termination date provided that the Company, among other things, pays a fee to the administrative agent for the account of each lender. The Company has not drawn on this 364-Day committed credit facility.

In addition, the Company has other short-term lines of credit that are primarily uncommitted, with numerous banks, aggregating to $353.6 million, of which $262.7 million was available at January 1, 2022. Short-term arrangements are reviewed annually for renewal.
At January 1, 2022, the aggregate amount of committed and uncommitted lines of credit, long-term and short-term, was approximately $4.9 billion. At January 1, 2022, $2.2 billion was recorded as short-term borrowings. In addition, $90.9 million of the short-term credit lines was utilized primarily pertaining to outstanding letters of credit for which there are no required or reported debt balances. The weighted-average interest rates on U.S. dollar denominated short-term borrowings for the years ended January 1, 2022 and January 2, 2021 were 0.1% and 1.3%, respectively. The weighted-average interest rates on Euro denominated short-term borrowings for the years ended January 1, 2022 and January 2, 2021 were negative 0.5% and 0.2%, respectively.

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

A summary of the fair values of the Company’s derivatives recorded in the Consolidated Balance Sheets at January 1, 2022 and January 2, 2021 follows:

(Millions of Dollars)	Balance Sheet Classification	2021	2020	Balance Sheet Classification	2021	2020
Derivatives designated as hedging instruments:
Interest Rate Contracts Cash Flow	Other current assets	$1.2	$—	Accrued expenses	$1.9	$90.9
Foreign Exchange Contracts Cash Flow	Other current assets	18.3	—	Accrued expenses	0.8	23.7
Net Investment Hedge	Other current assets	2.5	3.5	Accrued expenses	—	55.1
	LT other assets	3.3	—	LT other liabilities	—	5.7
Total Designated as hedging instruments		$25.3	$3.5		$2.7	$175.4
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other current assets	$7.8	$10.5	Accrued expenses	$6.0	$15.6
Total		$33.1	$14.0		$8.7	$191.0

The counterparties to all of the above mentioned financial instruments are major international financial institutions. The Company is exposed to credit risk for net exchanges under these agreements, but not for the notional amounts. The credit risk is limited to the asset amounts noted above. The Company limits its exposure and concentration of risk by contracting with diverse financial institutions and does not anticipate non-performance by any of its counterparties. Further, as more fully discussed in Note M, Fair Value Measurements, the Company considers non-performance risk of its counterparties at each reporting period and adjusts the carrying value of these assets accordingly. The risk of default is considered remote. As of January 1, 2022 and January 2, 2021, there were no assets that had been posted as collateral related to the above mentioned financial instruments.

In 2021 cash flows related to derivatives, including those that are separately discussed below, resulted in net cash paid of $166.8 million, and in 2020 and 2019, cash flows related to derivatives resulted in net cash received of $33.4 million and $69.9 million, respectively.

CASH FLOW HEDGES — There were after-tax mark-to-market losses of $49.8 million and $103.0 million as of January 1, 2022 and January 2, 2021, respectively, reported for cash flow hedge effectiveness in Accumulated other comprehensive loss. An after-tax gain of $11.1 million is expected to be reclassified to earnings as the hedged transactions occur or as amounts are amortized within the next twelve months. The ultimate amount recognized will vary based on fluctuations of the hedged currencies and interest rates through the maturity dates.

The tables below detail pre-tax amounts of derivatives designated as cash flow hedges in Accumulated other comprehensive loss during the periods in which the underlying hedged transactions affected earnings for 2021, 2020 and 2019:

2021 (Millions of Dollars)	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Recognized in Income on Amounts Excluded from Effectiveness Testing
Interest Rate Contracts	$14.9	Interest expense	$(3.9)	$—
Foreign Exchange Contracts	$24.1	Cost of sales	$(26.1)	$—

2020 (Millions of Dollars)	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Recognized in Income on Amounts Excluded from Effectiveness Testing
Interest Rate Contracts	$(70.9)	Interest expense	$(16.3)	$—
Foreign Exchange Contracts	$(16.1)	Cost of sales	$12.4	$—

2019 (Millions of Dollars)	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income (Effective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion)
Interest Rate Contracts	$(40.5)	Interest expense	$(16.2)	$—
Foreign Exchange Contracts	$(16.7)	Cost of sales	$(6.5)	$—

A summary of the pre-tax effect of cash flow hedge accounting on the Consolidated Statements of Operations for 2021, 2020 and 2019 is as follows:

	2021		2020		2019
(Millions of dollars)	Cost of Sales	Interest Expense	Cost of Sales	Interest Expense	Cost of Sales	Interest Expense
Total amount in the Consolidated Statements of Operations in which the effects of the cash flow hedges are recorded	$10,423.0	$185.4	$8,652.3	$222.6	$8,679.5	$282.2
Gain (loss) on cash flow hedging relationships:
Foreign Exchange Contracts:
Hedged Items	$26.1	$—	$(12.4)	$—	$6.5	$—
Gain (loss) reclassified from OCI into Income	$(26.1)	$—	$12.4	$—	$(6.5)	$—
Interest Rate Swap Agreements:
Gain (loss) reclassified from OCI into Income [1]	$—	$(3.9)	$—	$(16.3)	$—	$(16.2)
1 Inclusive of the gain/loss amortization on terminated derivative financial instruments.

For 2021, 2020 and 2019 after-tax losses of $17.0 million, $15.4 million, and $13.1 million, respectively, were reclassified from Accumulated other comprehensive loss into earnings (inclusive of the gain/loss amortization on terminated derivative financial instruments) during the periods in which the underlying hedged transactions affected earnings.

Interest Rate Contracts: The Company enters into interest rate swap agreements in order to obtain the lowest cost source of funds within a targeted range of variable to fixed-rate debt proportions. During 2021, the Company entered into forward starting interest rate swaps totaling $400.0 million to offset expected variability on future interest rate payments associated with debt instruments expected to be issued in the future.

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

During 2019, the Company entered into forward starting interest rate swaps totaling $650.0 million to offset expected variability on future interest rate payments associated with debt instruments expected to be issued in the future. During 2019, swaps with a notional amount of $250.0 million matured resulting in a loss of $1.0 million, which was recorded in Accumulated other comprehensive loss and is being amortized to earnings as interest expense over future periods. During 2021, the remaining notional amount of $400.0 million matured resulting in a loss of $75.3 million, which was recorded in Accumulated other comprehensive loss, and will be amortized to interest expense over future periods.

The cash flows stemming from the maturity and termination of such interest rate swaps designated as cash flow hedges discussed above are presented within other financing activities in the Consolidated Statements of Cash Flows.

In December 2020, the Company redeemed all of the outstanding 2021 Term Notes and 2022 Term Notes, as further discussed in Note H, Long-Term Debt and Financing Arrangements. As a result, the Company recorded a pre-tax loss of $19.6 million relating to the remaining unamortized loss on cash flow swap terminations related to the 2022 Term Notes.

As of January 1, 2022 and January 2, 2021, the Company had $400.0 million of forward starting swaps outstanding.

Foreign Currency Contracts

Forward Contracts: Through its global businesses, the Company enters into transactions and makes investments denominated in multiple currencies that give rise to foreign currency risk. The Company and its subsidiaries regularly purchase inventory from subsidiaries with functional currencies different than their own, which creates currency-related volatility in the Company’s results of operations. The Company utilizes forward contracts to hedge these forecasted purchases and sales of inventory. Gains and losses reclassified from Accumulated other comprehensive loss are recorded in Cost of sales as the hedged item affects earnings. There are no components excluded from the assessment of effectiveness for these contracts. At January 1, 2022, and January 2, 2021, the notional values of the forward currency contracts outstanding was $512.1 million and $595.8 million, respectively, maturing on various dates through 2022.

In January 2022, the Company entered into forward currency contracts with notional values totaling $100.0 million maturing on various dates in 2022.

Purchased Option Contracts: The Company and its subsidiaries have entered into various intercompany transactions whereby the notional values are denominated in currencies other than the functional currencies of the party executing the trade. In order to better match the cash flows of its intercompany obligations with cash flows from operations, the Company enters into purchased option contracts. Gains and losses reclassified from Accumulated other comprehensive loss are recorded in Cost of sales as the hedged item affects earnings. There are no components excluded from the assessment of effectiveness for these contracts. At January 1, 2022 and January 2, 2021 there were no outstanding option contracts.

FAIR VALUE HEDGES

Interest Rate Risk: In an effort to optimize the mix of fixed versus floating rate debt in the Company’s capital structure, the Company enters into interest rate swaps. In prior years, the Company entered into interest rate swaps related to certain of its notes payable which were subsequently terminated. Amortization of the gain/loss on previously terminated swaps is reported as a reduction of interest expense. Prior to termination, the changes in fair value of the swaps and the offsetting changes in fair value related to the underlying notes were recognized in earnings. The Company did not have any active fair value interest rate swaps at January 1, 2022 or January 2, 2021.

A summary of the pre-tax effect of fair value hedge accounting on the Consolidated Statements of Operations for 2021, 2020 and 2019 is as follows:

	2021	2020	2019
(Millions of dollars)	Interest Expense	Interest Expense	Interest Expense
Total amount in the Consolidated Statements of Operations in which the effects of the fair value hedges are recorded	$185.4	$222.6	$282.2
Amortization of gain on terminated swaps	$(0.4)	$(3.0)	$(7.7)

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

A summary of the amounts recorded in the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges as of 2021 and 2020 is as follows:

(Millions of dollars)	2021 Carrying Amount of Hedged Liability[1]	2021 Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liability
Current maturities of long-term debt	$1.3	Terminated Swaps	$—
Long-Term Debt	$4,353.6	Terminated Swaps	$(20.4)
1Represents hedged items no longer designated in qualifying fair value hedging relationships.

(Millions of dollars)	2020 Carrying Amount of Hedged Liability[1]	2020 Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liability
Current maturities of long-term debt	$—	Terminated Swaps	$—
Long-Term Debt	$4,245.4	Terminated Swaps	$(20.8)
1Represents hedged items no longer designated in qualifying fair value hedging relationships.
NET INVESTMENT HEDGES

Foreign Exchange Contracts: The Company utilizes net investment hedges to offset the translation adjustment arising from re-measurement of its investment in the assets and liabilities of its foreign subsidiaries. The total after-tax amounts in Accumulated other comprehensive gains of $71.8 million and $72.8 million at January 1, 2022 and January 2, 2021, respectively.

As of January 1, 2022, the Company had a foreign exchange contract with a notional values of $75.0 million maturing in 2022 hedging a portion of its Taiwan dollar denominated net investments and a cross currency swap with a notional value of $100.0 million maturing in 2023 hedging a portion of its Japanese yen denominated net investments.

As of January 2, 2021, the Company had cross currency swaps with a notional value totaling $839.4 million maturing on various dates through 2023 hedging a portion of its Japanese yen, Euro and Swiss franc denominated net investments.

Maturing foreign exchange contracts resulted in net cash paid of $55.1 million in 2021, and net cash received of $41.0 million, and $8.0 million during 2020 and 2019, respectively.

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

The pre-tax gains and losses from fair value changes during 2021, 2020 and 2019 were as follows:

	2021
(Millions of Dollars)	Total Gain (Loss) Recorded in OCI	Excluded Component Recorded in OCI	Income Statement Classification	Total Gain (Loss) Reclassified from OCI to Income	Excluded Component Amortized from OCI to Income
Forward Contracts	$(1.2)	$1.6	Other, net	$1.5	$1.5
Cross Currency Swap	$11.7	$24.6	Other, net	$3.7	$3.7
Non-derivative designated as Net Investment Hedge	$(6.7)	$—	Other, net	$—	$—

	2020
(Millions of Dollars)	Total Gain (Loss) Recorded in OCI	Excluded Component Recorded in OCI	Income Statement Classification	Total Gain (Loss) Reclassified from OCI to Income	Excluded Component Amortized from OCI to Income
Forward Contracts	$0.8	$—	Other, net	$—	$—
Cross Currency Swap	$(5.4)	$60.7	Other, net	$18.2	$18.2
Non-derivative designated as Net Investment Hedge	$(8.5)	$—	Other, net	$—	$—

	2019
(Millions of Dollars)	Total Gain (Loss) Recorded in OCI	Excluded Component Recorded in OCI	Income Statement Classification	Total Gain (Loss) Reclassified from OCI to Income	Excluded Component Amortized from OCI to Income
Forward Contracts	$6.4	$4.6	Other, net	$4.3	$4.3
Cross Currency Swap	$54.8	$48.8	Other, net	$29.9	$29.9
Option Contracts	$(3.7)	$—	Other, net	$—	$—
Non-derivative designated as Net Investment Hedge	$21.7	$—	Other, net	$—	$—

UNDESIGNATED HEDGES

Foreign Exchange Contracts: Currency swaps and foreign exchange forward contracts are used to reduce risks arising from the change in fair value of certain foreign currency denominated assets and liabilities (such as affiliate loans, payables and receivables). The objective of these practices is to minimize the impact of foreign currency fluctuations on operating results. The total notional amount of the forward contracts outstanding at January 1, 2022 was $1.2 billion maturing on various dates through 2022. The total notional amount of the forward contracts outstanding at January 2, 2021 was $1.3 billion maturing on various dates through 2021. The gain (loss) recorded in the consolidated statements of operations from changes in the fair value related to derivatives not designated as hedging instruments under ASC 815 for 2021, 2020 and 2019 are as follows:

(Millions of Dollars)	Income Statement Classification	2021	2020	2019
Foreign Exchange Contracts	Other-net	$(10.8)	$(15.7)	$(4.1)

J. CAPITAL STOCK
EARNINGS PER SHARE — The following table reconciles net earnings attributable to common shareowners and the weighted-average shares outstanding used to calculate basic and diluted earnings per share for the fiscal years ended January 1, 2022, January 2, 2021, and December 28, 2019.

	2021	2020	2019
Numerator (in millions):
Net Earnings from Continuing Operations Attributable to Common Shareowners	$1,586.1	$1,160.9	$952.4
Add: Contract adjustment payments accretion	1.3	1.7	1.7
Net Earnings from Continuing Operations Attributable to Common Shareowners - Diluted	1,587.4	1,162.6	954.1
Net earnings from discontinued operations	88.9	48.8	1.6
Net Earnings Attributable to Common Shareowners - Diluted	$1,676.3	$1,211.4	$955.7

	2021	2020	2019
Denominator (in thousands):
Basic weighted-average shares outstanding	158,760	154,176	148,365
Dilutive effect of stock contracts and awards	6,264	8,251	8,016
Diluted weighted-average shares outstanding	165,024	162,427	156,381

Earnings per share of common stock:
Basic earnings per share of common stock:
Continuing operations	$9.99	$7.53	$6.42
Discontinued operations	$0.56	$0.32	$0.01
Total basic earnings per share of common stock	$10.55	$7.85	$6.43

Diluted earnings per share of common stock:
Continuing operations	$9.62	$7.16	$6.10
Discontinued operations	$0.54	$0.30	$0.01
Total dilutive earnings per share of common stock	$10.16	$7.46	$6.11

The following weighted-average stock options were not included in the computation of weighted-average diluted shares outstanding because the effect would be anti-dilutive (in thousands):

	2021	2020	2019
Number of stock options	1,039	2,376	2,151

In November 2019, the Company issued 7,500,000 Equity Units with a total notional value of $750.0 million (“2019 Equity Units”). Each unit has a stated amount of $100 and initially consists of a three-year forward stock purchase contract (“2022 Purchase Contracts”) for the purchase of a variable number of shares of common stock, on November 15, 2022, for a price of $100 and a 10% beneficial ownership interest in one share of 0% Series D Cumulative Perpetual Convertible Preferred Stock, without par, with a liquidation preference of $1,000 per share (“Series D Preferred Stock”). On and after November 15, 2022, the Series D Preferred Stock may be converted into common stock at the option of the holder. At the election of the Company, upon conversion, the Company may deliver cash, common stock, or a combination thereof. The conversion rate was initially 5.2263 shares of common stock per one share of Series D Preferred Stock, which was equivalent to an initial conversion price of approximately $191.34 per share of common stock. As of January 1, 2022, due to customary anti-dilution provisions, the conversion rate was 5.2330, equivalent to a conversion price of approximately $191.10 per share of common stock. The Series D Preferred Stock is excluded from the denominator of the diluted earnings per share calculation on the basis that the Series D Preferred Stock will be settled in cash except to the extent that the conversion value exceeds its liquidation preference. Therefore, before any redemption or conversion, the common shares that would be required to settle the applicable conversion value in excess of liquidation preference are included in the denominator of diluted earnings per share in periods in which they are dilutive.

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
In May 2020, the Company successfully remarketed the Series C Preferred Stock (the “Remarketed Series C Preferred Stock”) resulting in cash proceeds of $750.0 million. Upon completion of the remarketing, the holders of the 2017 Equity Units received 5,463,750 common shares and the Company issued 750,000 shares of Remarketed Series C Preferred Stock, without par, with a liquidation preference of $1,000 per share. Holders of the Remarketed Series C Preferred Stock were entitled to receive cumulative dividends, if declared by the Board of Directors, at an initial fixed rate equal to 5.0% per annum of the $1,000 per share liquidation preference (equivalent to $50.00 per annum per share). Beginning on May 15, 2020, the holders had the option to convert the Remarketed Series C Preferred Stock into common stock. At the election of the Company, upon conversion, the Company may deliver cash, common stock, or a combination thereof. In connection with the remarketing described above, the conversion rate was reset to 6.7352 shares of the Company's common stock per one share of Remarketed Series C Preferred Stock, which was equivalent to a conversion price of approximately $148.47 per share of common stock.

On April 28, 2021, the Company informed holders that it would redeem all outstanding shares of the Remarketed Series C Preferred Stock on June 3, 2021 (the “Redemption Date”) at $1,002.50 per share in cash (the “Redemption Price”) which was equal to 100% of the liquidation preference of a share of Remarketed Series C Preferred Stock, plus accumulated and unpaid dividends to, but excluding, the Redemption Date. If a holder elected to convert its shares of Remarketed Series C Preferred Stock prior to the Redemption Date, the Company elected a combination settlement with a specified cash amount of $1,000 per share. In June 2021, the Company redeemed the Remarketed Series C Preferred Stock and settled all conversions, paying $750 million in cash and issuing 1,469,055 common shares. The conversion rate used was 6.7548 (equivalent to a conversion price set at $148.04 per common share). Prior to the Redemption Date, the Remarketed Series C Preferred Stock was excluded from the denominator of the diluted earnings per share calculation on the basis that the Remarketed Series C Preferred Stock would be settled in cash except to the extent that the conversion value exceeded its liquidation preference. Therefore, before any redemption or conversion, the common shares that would be required to settle the applicable conversion value in excess of the liquidation preference were included in the denominator of diluted earnings per share in periods in which they were dilutive.

See “Other Equity Arrangements” below for further details of the above transactions.
COMMON STOCK ACTIVITY — Common stock activity for 2021, 2020 and 2019 was as follows:

	2021	2020	2019
Outstanding, beginning of year	160,752,262	153,506,409	151,302,450
Issued from treasury	3,105,587	7,474,394	2,391,336
Returned to treasury	(529,073)	(228,541)	(187,377)
Outstanding, end of year	163,328,776	160,752,262	153,506,409
Shares subject to the forward share purchase contract	(3,645,510)	(3,645,510)	(3,645,510)
Outstanding, less shares subject to the forward share purchase contract	159,683,266	157,106,752	149,860,899

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

COMMON STOCK RESERVED — Common stock shares reserved for issuance under various employee and director stock plans at January 1, 2022 and January 2, 2021 are as follows:

	2021	2020
Employee stock purchase plan	1,388,655	1,480,962
Other stock-based compensation plans	5,260,005	8,113,781
Total shares reserved	6,648,660	9,594,743

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
The following describes how certain assumptions affecting the estimated fair value of stock options are determined: the dividend yield is computed as the annualized dividend rate at the date of grant divided by the strike price of the stock option; expected volatility is based on an average of the market implied volatility and historical volatility for the 5.25 year expected life; the risk-free interest rate is based on U.S. Treasury securities with maturities equal to the expected life of the option; and a eight percent forfeiture rate is assumed. The Company uses historical data in order to estimate forfeitures and holding period behavior for valuation purposes.
The fair value of stock option grants is estimated on the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used to value grants made in 2021, 2020 and 2019:

	2021	2020	2019
Average expected volatility	34.0%	35.0%	25.0%
Dividend yield	1.6%	1.6%	1.8%
Risk-free interest rate	1.3%	0.4%	1.5%
Expected life	5.3 years	5.3 years	5.3 years
Fair value per option	$52.39	$48.36	$30.09
Weighted-average vesting period	2.9 years	2.8 years	2.8 years
Stock Options:
The number of stock options and weighted-average exercise prices as of January 1, 2022 are as follows:

	Options	Price
Outstanding, beginning of year	5,875,246	$138.84
Granted	862,317	193.97
Exercised	(1,035,468)	113.51
Forfeited	(128,423)	163.43
Outstanding, end of year	5,573,672	$151.46
Exercisable, end of year	3,233,635	$134.97

At January 1, 2022, the range of exercise prices on outstanding stock options was $70.61 to $193.97. Stock option expense was $36.4 million, $31.6 million and $27.7 million for the years ended January 1, 2022, January 2, 2021 and December 28, 2019, respectively. At January 1, 2022, the Company had $73.9 million of unrecognized pre-tax compensation expense for stock options. This expense will be recognized over the remaining vesting periods which are 1.9 years on a weighted-average basis.

During 2021, the Company received $117.5 million in cash from the exercise of stock options. The related cash tax benefit from the exercise of these options was $19.7 million. During 2021, 2020 and 2019, the total intrinsic value of options exercised was $85.3 million, $104.3 million and $143.7 million, respectively. When options are exercised, the related shares are issued from treasury stock.

An excess tax benefit is generated on the extent to which the actual gain, or spread, an optionee receives upon exercise of an option exceeds the fair value determined at the grant date; that excess spread over the fair value of the option times the applicable tax rate represents the excess tax benefit. During 2021, 2020 and 2019, the excess tax benefit arising from tax deductions in excess of recognized compensation cost totaled $14.1 million, $17.6 million and $25.8 million, respectively, and was recorded in income tax expense.
Outstanding and exercisable stock option information at January 1, 2022 follows:

	Outstanding Stock Options			Exercisable Stock Options
Exercise Price Ranges	Options	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Options	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$100.00 and below	435,269	1.78	$80.63	435,269	1.78	$80.63
100.01 — 165.00	2,572,398	6.50	133.35	1,850,961	6.06	128.88
165.01 — higher	2,566,005	8.45	181.63	947,405	6.69	171.83
	5,573,672	7.04	$151.46	3,233,635	5.67	$134.97
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
As of January 1, 2022, the aggregate intrinsic value of stock options outstanding and stock options exercisable was $211.7 million and $173.5 million, respectively.
Employee Stock Purchase Plan:
The Employee Stock Purchase Plan (“ESPP”) enables eligible employees in the United States, Canada and Israel to purchase shares of the Company's common stock at the lower of 85.0% of the fair market value of the shares on the grant date ($150.40 per share for fiscal year 2021 purchases) or 85.0% of the fair market value of the shares on the last business day of each month. A maximum of 1,600,000 shares are authorized for subscription. In conjunction with the Company’s cost savings initiatives, the ESPP was temporarily suspended in 2019 and was subsequently reinstated in 2020. During 2021, 2020 and 2019, 92,307 shares, 119,038 shares and 12,465 shares, respectively, were issued under the plan at average prices of $150.21, $110.97, and $103.02 per share, respectively, and the intrinsic value of the ESPP purchases was $3.9 million, $3.3 million and $0.3 million, respectively. For 2021, the Company received $13.9 million in cash from ESPP purchases, and there was no related tax benefit. The fair value of ESPP shares was estimated using the Black-Scholes option pricing model. ESPP compensation cost is recognized ratably over the one year term based on actual employee stock purchases under the plan. The fair value of the employees’ purchase rights under the ESPP was estimated using the following assumptions for 2021, 2020 and 2019, respectively: dividend yield of 1.6%, 1.7% and 2.2%; expected volatility of 55.0%, 28.0% and 28.0%; risk-free interest rates of 0.1%, 1.6%, and 2.5%; and expected lives of one year. The weighted-average fair value of those purchase rights granted in 2021, 2020 and 2019 was $45.46, $41.02 and $27.75, respectively. Total compensation expense recognized for ESPP was $4.4 million in 2021, $3.9 million in 2020 and de minimus in 2019.
Restricted Share Units and Awards:
Compensation cost for restricted share units and awards, including restricted shares granted to French employees in lieu of RSUs, (collectively “RSUs”) granted to employees is recognized ratably over the vesting term, which varies but is generally 4 years. RSU grants totaled 463,084 shares, 325,448 shares and 282,598 shares in 2021, 2020 and 2019, respectively. The weighted-average grant date fair value of RSUs granted in 2021, 2020 and 2019 was $193.66, $165.44 and $149.14 per share, respectively.
Total compensation expense recognized for RSUs amounted to $47.3 million, $35.6 million and $41.2 million in 2021, 2020 and 2019, respectively. The actual tax benefit received related to the shares that were delivered in 2021 was $10.4 million. The excess tax benefit recognized was $2.5 million, $2.3 million, and $3.2 million in 2021, 2020 and 2019, respectively. As of January 1, 2022, unrecognized compensation expense for RSUs amounted to $117.2 million and will be recognized over a weighted-average period of 2 years.

A summary of non-vested restricted stock unit and award activity as of January 1, 2022, and changes during the twelve month period then ended is as follows:

	Restricted Share Units & Awards	Weighted-Average Grant Date Fair Value
Non-vested at January 2, 2021	831,384	$151.26
Granted	463,084	193.66
Vested	(288,467)	153.27
Forfeited	(27,650)	161.11
Non-vested at January 1, 2022	978,351	$173.06
The total fair value of shares vested (market value on the date vested) during 2021, 2020 and 2019 was $53.3 million, $58.5 million and $56.7 million, respectively.
Prior to 2020, non-employee members of the Board of Directors received annual restricted share-based grants which must be cash settled and accordingly mark-to-market accounting is applied. In 2021, 2020 and 2019 the Company recognized $1.1 million, $1.6 million and $6.8 million of expense for these awards, respectively. Beginning in 2020, the annual grant issued to non-employee members of the Board of Directors will be stock settled. The expense related to the annual grant in 2021 and 2020 was $2.0 million and $1.4 million, respectively. Additionally, members of the Board of Directors were granted restricted share units for which compensation expense of $1.4 million, $1.0 million, and $1.2 million was recognized for 2021, 2020 and 2019, respectively.
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
A summary of the activity pertaining to the maximum number of shares that may be issued is as follows:

	Share Units	Weighted-Average Grant Date Fair Value
Non-vested at January 2, 2021	593,035	$99.93
Granted	—	—
Vested	(165,480)	104.91
Forfeited	(177,825)	94.18
Non-vested at January 1, 2022	249,730	$100.73

Compensation cost for these performance awards is recognized ratably over the vesting term of 3 years. Total expense recognized in 2021, 2020 and 2019 related to these MICP-PSUs approximated $15.7 million, $18.5 million and $9.5 million, respectively. The actual tax benefit received related to the shares that were delivered in 2021 and 2020 was $5.6 million and $1.9 million, respectively.
Long-Term Performance Awards:
The Company has granted Long-Term Performance Awards (“LTIP”) under its 2018 Omnibus Award Plan and 2013 Long Term Incentive Plan to senior management employees for achieving Company performance measures. Awards are payable in shares of common stock, which may be restricted if the employee has not achieved certain stock ownership levels, and generally no award is made if the employee terminates employment prior to the settlement date. LTIP grants were made in 2019, 2020 and 2021. Each grant has separate annual performance goals for each year within the respective three year performance period. Earnings per share and cash flow return on investment represent 75% of the grant value. There is a third market-based metric, representing 25% of the total grant, which measures the Company’s common stock return relative to peers over the performance period. The ultimate delivery of shares will occur in 2022, 2023, and 2024 for the 2019, 2020 and 2021 grants, respectively. Share settlements are based on actual performance in relation to these goals.

Expense recognized for these performance awards amounted to $11.1 million in 2021, $17.1 million in 2020, and $9.0 million in 2019. With the exception of the market-based metric comprising 25% of the award, in the event performance goals are not met, compensation cost is not recognized and any previously recognized compensation cost is reversed. The actual tax benefit received related to the shares that were delivered in 2021 and 2020 was $0.8 million and $3.9 million, respectively. The excess tax benefit recognized was $0.1 million, $0.7 million, and $1.5 million in 2021, 2020 and 2019, respectively.
A summary of the activity pertaining to the maximum number of shares that may be issued is as follows:

	Share Units	Weighted-Average Grant Date Fair Value
Non-vested at January 2, 2021	608,738	$142.58
Granted	211,894	163.45
Vested	(50,270)	155.83
Forfeited	(120,556)	155.83
Non-vested at January 1, 2022	649,806	$145.90

OTHER EQUITY ARRANGEMENTS

2019 Equity Units and Capped Call Transactions

In conjunction with the issuance of the 2019 Equity Units in November 2019, as further discussed above, the Company received approximately $734.5 million in cash proceeds, net of offering expenses and underwriting costs and commissions. The proceeds were attributed to the issuance of 750,000 shares of Series D Preferred Stock for $620.3 million and $114.2 million for the present value of the quarterly payments to holders of the 2022 Purchase Contracts (“Contract Adjustment Payments”), as discussed further below. The proceeds were used, together with cash on hand, to redeem the 2052 Junior Subordinate Debentures in December 2019. The Company also used $19.2 million of the proceeds to enter into capped call transactions utilized to hedge potential economic dilution as described in more detail below.

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

The initial maximum settlement rate of 0.6272 was calculated using an initial reference price of $159.45, equal to the last reported sale price of the Company's common stock on November 7, 2019. As of January 1, 2022, due to the customary anti-dilution provisions, the maximum settlement rate was 0.6280, equivalent to a reference price of $159.23. If the applicable market value of the Company's common stock is less than or equal to the reference price, the settlement rate will be the maximum settlement rate; and if the applicable market value of the Company's common stock is greater than the reference price, the settlement rate will be a number of shares of the Company's common stock equal to $100 per share divided by the applicable market value. Upon a successful remarketing of the Series D Preferred Stock (the "Remarketed Series D Preferred Stock"), the Company will receive additional cash proceeds of $750 million and issue shares of Remarketed Series D Preferred Stock.

The Company pays Contract Adjustment Payments to holders of the 2022 Purchase Contracts at a rate of 5.25% per annum, payable quarterly in arrears on February 15, May 15, August 15 and November 15, which commenced on February 15, 2020. The $114.2 million present value of the Contract Adjustment Payments reduced the Series D Preferred Stock at inception. As each quarterly Contract Adjustment Payment is made, the related liability is reduced and the difference between the cash payment and the present value will accrete to interest expense, approximately $1.3 million per year over the three-year term. As of January 1, 2022, the present value of the Contract Adjustment Payments was $38.3 million.

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

The capped call transactions have a term of approximately three years and are intended to cover the number of shares issuable upon conversion of the Series D Preferred Stock. Subject to customary anti-dilution adjustments, the capped call had an initial lower strike price of $191.34, which corresponded to the minimum 5.2263 settlement rate of the Series D Preferred Stock, and an upper strike price of $207.29, which was approximately 30% higher than the closing price of the Company’s common stock on November 7, 2019. As of January 1, 2022, due to the customary anti-dilution provisions, the capped call transactions were at an adjusted lower strike price of $191.10 and an adjusted upper strike price of $207.02.

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

With respect to the impact on the Company, the capped call transactions and 2019 Equity Units, when taken together, result in the economic equivalent of having the conversion price on the 2019 Equity Units at $207.02, the upper strike price of the capped call as of January 1, 2022.

The Company paid $19.2 million, or an average of $4.90 per option, to enter into capped call transactions on 3.9 million shares of common stock. The $19.2 million premium paid was recorded as a reduction of Shareowners’ Equity. The aggregate fair value of the options at January 1, 2022 was $26.0 million.

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

As discussed further above, the Company successfully remarketed the Series C Preferred Stock in May 2020. Subsequent to the remarketing, holders of the Remarketed Series C Preferred Stock were entitled to receive, if declared by the Board of Directors, cumulative dividends (i) from, and including May 15, 2020 to, but excluding, May 15, 2023 (the "dividend step-up date”) at a fixed rate equal to 5.0% per annum of the $1,000 per share liquidation preference (equivalent to $50.00 per annum per share) and (ii) from, and including, the dividend step-up date at a fixed rate equal to 10.0% per annum of the $1,000 per share liquidation preference (equivalent to $100.00 per annum per share). Dividends were cumulative on the $1,000 liquidation preference per share and will be payable, if declared by the Board of Directors, quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, beginning on August 15, 2020. Dividends accrued on the Remarketed Series C Preferred Stock reduced net earnings for purposes of calculating earnings per share.

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

Capped Call Transactions

In May 2017, the Company entered into capped call transactions with three major financial institutions (the “counterparties”) in order to offset the potential economic dilution associated with the common shares issuable upon conversion of the Series C Preferred Stock, to the extent that the conversion value of the convertible preferred stock exceeds its liquidation preference. The Company paid $25.1 million, or an average of $5.43 per option, to enter into capped call transactions on 4.6 million shares of common stock. The $25.1 million premium paid was recorded as a reduction of Shareowners' Equity.

The capped call transactions had a term of approximately three years and were intended to cover the number of shares issuable upon conversion of the Series C Preferred Stock. Subject to customary anti-dilution adjustments, the capped call had an initial lower strike price of $162.27, which corresponded to the minimum 6.1627 settlement rate of the Series C Preferred Stock at inception, and an upper strike price of $179.53, which was approximately 30% higher than the closing price of the Company’s common stock on May 11, 2017. In June 2020, the capped call options expired out of the money.

2018 Capped Call Transactions

In March 2018, the Company purchased from a financial institution “at-the money” capped call options with an approximate term of three years, on 3.2 million shares of its common stock (subject to customary anti-dilution adjustments) for an aggregate premium of $57.3 million, or an average of $17.96 per share. The premium paid was recorded as a reduction of Shareowners’
Equity. The purpose of the capped call options was to hedge the risk of stock price appreciation between the lower and upper strike prices of the capped call options for a future share repurchase.

In February 2020, the Company net-share settled 0.6 million of the 3.2 million capped call options on its common stock and received 61,767 shares using an average reference price of $162.26 per common share.

On June 9, 2020, the Company amended the 2018 capped call options to align with and offset the potential economic dilution associated with the common shares issuable upon conversion of the Remarketed Series C Preferred Stock, as further discussed above. Subsequent to the amendment, the capped call options, subject to anti-dilution, had an initial lower strike price of $148.34 and an upper strike price of $165.00, which was approximately 30% higher than the closing price of the Company’s common stock on June 9, 2020.

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
K. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table summarizes the changes in the accumulated balances for each component of Accumulated other comprehensive loss:

(Millions of Dollars)	Currency translation adjustment and other	(Losses) gains on cash flow hedges, net of tax	Gains (losses) on net investment hedges, net of tax	Pension (losses) gains, net of tax	Total
Balance - December 28, 2019	$(1,517.2)	$(54.2)	$97.3	$(410.5)	$(1,884.6)
Other comprehensive income (loss) before reclassifications	266.2	(64.2)	(10.7)	(53.4)	137.9
Adjustments related to sales of businesses	15.7	—	—	0.6	16.3
Reclassification adjustments to earnings	—	15.4	(13.8)	15.1	16.7
Net other comprehensive income (loss)	281.9	(48.8)	(24.5)	(37.7)	170.9
Balance - January 2, 2021	$(1,235.3)	$(103.0)	$72.8	$(448.2)	$(1,713.7)
Other comprehensive (loss) income before reclassifications	(307.7)	36.2	2.9	107.0	(161.6)
Reclassification adjustments to earnings	—	17.0	(3.9)	16.6	29.7
Net other comprehensive (loss) income	(307.7)	53.2	(1.0)	123.6	(131.9)
Balance - January 1, 2022	$(1,543.0)	$(49.8)	$71.8	$(324.6)	$(1,845.6)

The reclassifications out of Accumulated other comprehensive loss for the twelve months ended January 1, 2022 and January 2, 2021 were as follows:

(Millions of Dollars)	2021	2020
Components of accumulated other comprehensive loss	Reclassification adjustments	Reclassification adjustments	Affected line item in Consolidated Statements of Operations
Realized (losses) gains on cash flow hedges	$(26.1)	$12.4	Cost of sales
Realized losses on cash flow hedges	—	(19.6)	Other, net
Realized losses on cash flow hedges	(3.9)	(16.3)	Interest expense
Total before taxes	$(30.0)	$(23.5)
Tax effect	13.0	8.1	Income taxes
Realized losses on cash flow hedges, net of tax	$(17.0)	$(15.4)

Realized gains on net investment hedges	$5.2	$18.2	Other, net
Tax effect	(1.3)	(4.4)	Income taxes
Realized gains on net investment hedges, net of tax	$3.9	$13.8

Actuarial losses and prior service costs / credits	(21.0)	(19.5)	Other, net
Settlement losses	(1.1)	(0.6)	Other, net
Total before taxes	(22.1)	(20.1)
Tax effect	5.5	5.0	Income taxes
Amortization of defined benefit pension items, net of tax	$(16.6)	$(15.1)

L. EMPLOYEE BENEFIT PLANS

EMPLOYEE STOCK OWNERSHIP PLAN (“ESOP”) — Most U.S. employees may make contributions that do not exceed 25% of their eligible compensation to a tax-deferred 401(k) savings plan, subject to restrictions under tax laws. Employees generally direct the investment of their own contributions into various investment funds. An employer match benefit is provided under the plan equal to one-half of each employee’s tax-deferred contribution up to the first 7% of their compensation. Participants direct the entire employer match benefit such that no participant is required to hold the Company’s common stock in their 401(k) account. The employer match benefit totaled $28.0 million, $9.2 million and $24.6 million in 2021, 2020 and 2019, respectively. In 2020, the Match was suspended from the second quarter to the end of the year.
In addition, approximately 10,850 U.S. salaried and non-union hourly employees are eligible to receive a non-contributory benefit under the Core benefit plan. Core benefit allocations range from 2% to 6% of eligible employee compensation based on age. Allocations for benefits earned under the Core plan were $31.1 million, $5.4 million, and $28.4 million in 2021, 2020 and 2019, respectively. In 2020, the Core allocations were also suspended from the second quarter to the end of the year. Assets held in participant Core accounts are invested in target date retirement funds which have an age-based allocation of investments.

Prior to 2021, shares of the Company's common stock that were purchased with the proceeds of borrowings from the Company in 1991 ("1991 internal loan") were held by the ESOP. Shareowners' equity reflects a reduction equal to the cost basis of unallocated shares purchased with the internal borrowings. Unallocated shares were released from the trust based on current period debt principal and interest payments as a percentage of total future debt principal and interest payments. Dividends on both allocated and unallocated shares were used for debt service and to credit participant accounts for dividends earned on allocated shares. Dividends paid on the shares acquired with the 1991 internal loan were used solely to pay internal loan debt service in all periods. There are no unallocated shares remaining as of January 1, 2022, as all shares in the ESOP trust holding account were released as of the first quarter of 2020.

The Company’s net ESOP activity resulted in expense of $59.1 million and $4.4 million in 2021 and 2020, respectively, and income of $5.1 million in 2019. Net ESOP activity recognized for 2021 is comprised of the aforementioned Core and 401(k) match defined contribution benefits. Net ESOP activity for 2020 and 2019 is comprised of the cost basis of shares released, the cost of the aforementioned Core and 401(k) match defined contribution benefits, less the fair value of shares released and dividends on unallocated ESOP shares and was affected by the market value of the Company’s common stock on the monthly dates when shares were released. The weighted-average market value of shares released was $146.08 per share in 2020 and $138.67 per share in 2019.

The Company made cash contributions totaling $35.7 million in 2021, $9.2 million in 2020 and $2.2 million in 2019, excluding additional contributions of $7.2 million and $7.0 million in 2020 and 2019, which were used by the ESOP to make additional payments on the 1991 internal loan. These payments triggered the release of 226,212 and 207,049 shares of unallocated stock in 2020 and 2019, respectively. Dividends on ESOP shares, which were charged to shareowners’ equity as declared, were $1.3 million and $6.3 million in 2020 and 2019, respectively, net of the tax benefit which is recorded in earnings. Interest costs incurred by the ESOP on the 1991 internal loan, which have no earnings impact, were $0.1 million and $0.5 million for 2020 and 2019, respectively. Both allocated and unallocated ESOP shares were treated as outstanding for purposes of computing earnings per share. As of January 2, 2021, the cumulative number of ESOP shares allocated was 15,541,357, of which participants held 1,638,044 shares.

PENSION AND OTHER BENEFIT PLANS — The Company sponsors pension plans covering most domestic hourly and certain executive employees, and approximately 14,800 foreign employees. Benefits are generally based on salary and years of service, except for U.S. collective bargaining employees whose benefits are based on a stated amount for each year of service.

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

In addition to the multi-employer plans, various other defined contribution plans are sponsored worldwide. As of January 1, 2022 and January 2, 2021 the Company had $135.8 million and $120.2 million, respectively, of liabilities pertaining to an unfunded supplemental defined contribution plan for certain U.S. employees.

The expense for defined contribution plans, aside from the earlier discussed ESOP plans, is as follows:

(Millions of Dollars)	2021	2020	2019
Multi-employer plan expense	$7.1	$7.8	$7.2
Other defined contribution plan expense	$28.6	$24.9	$31.3

The components of net periodic pension expense (benefit) are as follows:

	U.S. Plans			Non-U.S. Plans
(Millions of Dollars)	2021	2020	2019	2021	2020	2019
Service cost	$6.5	$6.8	$12.3	$17.6	$16.1	$14.6
Interest cost	23.0	35.3	47.1	16.7	22.5	30.3
Expected return on plan assets	(54.9)	(58.7)	(61.7)	(39.9)	(41.2)	(45.6)
Amortization of prior service cost (credit)	1.1	1.0	1.0	(0.8)	(0.7)	(0.6)
Actuarial loss amortization	9.2	8.5	8.0	12.2	11.7	8.6
Special termination benefit	—	—	—	—	0.2	—
Settlement / curtailment loss	0.4	—	—	0.7	0.6	1.0
Net periodic pension (benefit) expense	$(14.7)	$(7.1)	$6.7	$6.5	$9.2	$8.3

The Company provides medical and dental benefits for certain retired employees in the United States, Brazil, and Canada. Approximately 16,160 participants are covered under these plans. Net periodic post-retirement benefit expense was comprised of the following elements:

	Other Benefit Plans
(Millions of Dollars)	2021	2020	2019
Service cost	$0.4	$0.6	$0.3
Interest cost	0.9	1.5	1.6
Amortization of prior service credit	(0.7)	(1.3)	(1.4)
Actuarial loss amortization	—	0.3	(0.3)
Special termination benefit	—	16.1	—
Net periodic post-retirement expense	$0.6	$17.2	$0.2

The components of net periodic benefit cost other than the service cost component are included in Other, net in the Consolidated Statements of Operations.

Changes in plan assets and benefit obligations recognized in Accumulated other comprehensive loss in 2021 are as follows:

(Millions of Dollars)	2021
Current year actuarial gain	$(133.4)
Amortization of actuarial loss	(21.0)
Prior service cost from plan amendments	0.9
Settlement / curtailment loss	(1.1)
Currency / other	(7.8)
Total gain recognized in Accumulated other comprehensive loss (pre-tax)	$(162.4)

The changes in the pension and other post-retirement benefit obligations, fair value of plan assets, as well as amounts recognized in the Consolidated Balance Sheets, are shown below.

	U.S. Plans		Non-U.S. Plans		Other Benefits
(Millions of Dollars)	2021	2020	2021	2020	2021	2020
Change in benefit obligation
Benefit obligation at end of prior year	$1,404.3	$1,325.4	$1,622.3	$1,449.9	$61.2	$52.2
Service cost	6.5	6.8	17.6	16.1	0.4	0.6
Interest cost	23.0	35.3	16.7	22.5	0.9	1.5
Special termination benefit	—	—	—	0.2	—	16.1
Settlements/curtailments	(0.8)	—	(15.3)	(5.5)	—	—
Actuarial (gain) loss	(47.2)	123.3	(92.4)	112.0	(6.6)	(2.9)
Plan amendments	0.8	0.1	0.1	0.1	—	—
Foreign currency exchange rate changes	—	—	(37.7)	84.9	(0.2)	(1.8)
Participant contributions	—	—	0.2	0.3	—	—
Acquisitions, divestitures, and other	152.4	(4.0)	28.9	(6.5)	—	—
Benefits paid	(80.8)	(82.6)	(50.0)	(51.7)	(5.4)	(4.5)
Benefit obligation at end of year	$1,458.2	$1,404.3	$1,490.4	$1,622.3	$50.3	$61.2
Change in plan assets
Fair value of plan assets at end of prior year	$1,191.5	$1,103.5	$1,229.6	$1,093.5	$—	$—
Actual return on plan assets	63.4	160.9	17.9	119.3	—	—
Participant contributions	—	—	0.2	0.3	—	—
Employer contributions	13.8	13.7	20.8	22.0	5.4	4.5
Settlements	(0.8)	—	(13.7)	(5.2)	—	—
Foreign currency exchange rate changes	—	—	(15.6)	55.6	—	—
Acquisitions, divestitures, and other	153.0	(4.0)	37.4	(4.2)	—	—
Benefits paid	(80.8)	(82.6)	(50.0)	(51.7)	(5.4)	(4.5)
Fair value of plan assets at end of plan year	$1,340.1	$1,191.5	$1,226.6	$1,229.6	$—	$—
Funded status — assets less than benefit obligation	$(118.1)	$(212.8)	$(263.8)	$(392.7)	$(50.3)	$(61.2)
Unrecognized prior service cost (credit)	3.5	3.8	(16.4)	(17.4)	0.1	(0.6)
Unrecognized net actuarial loss (gain)	213.4	278.7	268.3	360.3	(9.7)	(3.2)
Net amount recognized	$98.8	$69.7	$(11.9)	$(49.8)	$(59.9)	$(65.0)

	U.S. Plans		Non-U.S. Plans		Other Benefits
(Millions of Dollars)	2021	2020	2021	2020	2021	2020
Amounts recognized in the Consolidated Balance Sheets
Prepaid benefit cost (non-current)	$0.6	$—	$62.4	$0.2	$—	$—
Current benefit liability	(6.0)	(7.3)	(10.3)	(10.2)	(7.5)	(6.8)
Non-current benefit liability	(112.7)	(205.5)	(315.9)	(382.7)	(42.8)	(54.4)
Net liability recognized	$(118.1)	$(212.8)	$(263.8)	$(392.7)	$(50.3)	$(61.2)

Accumulated other comprehensive loss (pre-tax):
Prior service cost (credit)	$3.5	$3.8	$(16.4)	$(17.4)	$0.1	$(0.6)
Actuarial loss (gain)	213.4	278.7	268.3	360.3	(9.7)	(3.2)
	216.9	282.5	251.9	342.9	(9.6)	(3.8)
Net amount recognized	$98.8	$69.7	$(11.9)	$(49.8)	$(59.9)	$(65.0)

Actuarial losses and gains reflected in the table above are driven by changes in demographic experience, changes in assumptions, and differences in actual returns on investments compared to estimated returns. For the year ended January 1, 2022, the decrease in the benefit obligation is primarily driven by the improvement in the single equivalent discount rate used to measure these obligations. The actual return on plan assets during the year also varied in comparison to what was assumed, which also impacted the funded position. These impacts were partially offset by an updated mortality improvement scale which increased the projected obligations.
The accumulated benefit obligation for all defined benefit pension plans was $2.943 billion at January 1, 2022 and $3.022 billion at January 2, 2021. Information regarding pension plans in which accumulated benefit obligations exceed plan assets follows:

	U.S. Plans		Non-U.S. Plans
(Millions of Dollars)	2021	2020	2021	2020
Accumulated benefit obligation	$1,299.8	$1,401.5	$326.1	$1,531.8
Fair value of plan assets	$1,184.6	$1,191.5	$50.3	$1,201.3
Information regarding pension plans in which projected benefit obligations (inclusive of anticipated future compensation increases) exceed plan assets as follows:

	U.S. Plans		Non-U.S. Plans
(Millions of Dollars)	2021	2020	2021	2020
Projected benefit obligation	$1,303.3	$1,404.3	$399.1	$1,619.9
Fair value of plan assets	$1,184.6	$1,191.5	$72.9	$1,227.0
The major assumptions used in valuing pension and post-retirement plan obligations and net costs were as follows:

	Pension Benefits
	U.S. Plans			Non-U.S. Plans			Other Benefits
	2021	2020	2019	2021	2020	2019	2021	2020	2019
Weighted-average assumptions used to determine benefit obligations at year end:
Discount rate	2.80%	2.39%	3.20%	1.78%	1.31%	1.80%	2.84%	2.19%	3.64%
Rate of compensation increase	3.00%	3.56%	3.50%	3.56%	3.29%	3.30%	—	3.50%	3.50%
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate - service cost	2.95%	3.58%	4.43%	1.41%	1.57%	2.37%	4.42%	5.62%	5.22%
Discount rate - interest cost	1.68%	2.75%	3.86%	1.06%	1.61%	2.37%	1.60%	3.36%	4.04%
Rate of compensation increase	3.00%	3.00%	3.00%	3.27%	3.30%	3.44%	—	3.50%	3.50%
Expected return on plan assets	4.75%	5.25%	6.25%	3.25%	3.90%	4.73%	—	—	—
The expected rate of return on plan assets is determined considering the returns projected for the various asset classes and the relative weighting for each asset class. The Company will use a 4.07% weighted-average expected rate of return assumption to determine the 2022 net periodic benefit cost.
PENSION PLAN ASSETS — Plan assets are invested in equity securities, government and corporate bonds and other fixed income securities, money market instruments and insurance contracts. The Company’s worldwide asset allocations at January 1, 2022 and January 2, 2021 by asset category and the level of the valuation inputs within the fair value hierarchy established by ASC 820, Fair Value Measurement, are as follows:

Asset Category (Millions of Dollars)	2021	Level 1	Level 2
Cash and cash equivalents	$74.2	$55.7	$18.5
Equity securities
U.S. equity securities	323.3	92.5	230.8
Foreign equity securities	205.9	44.8	161.1
Fixed income securities
Government securities	871.1	340.7	530.4
Corporate securities	996.3	—	996.3
Insurance contracts	49.6	—	49.6
Other	46.3	—	46.3
Total	$2,566.7	$533.7	$2,033.0

Asset Category (Millions of Dollars)	2020	Level 1	Level 2
Cash and cash equivalents	$83.2	$69.0	$14.2
Equity securities
U.S. equity securities	329.4	91.2	238.2
Foreign equity securities	234.1	65.7	168.4
Fixed income securities
Government securities	821.6	285.8	535.8
Corporate securities	867.6	—	867.6
Insurance contracts	41.7	—	41.7
Other	43.5	—	43.5
Total	$2,421.1	$511.7	$1,909.4
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

The Company's investment strategy for pension assets focuses on a liability-matching approach with gradual de-risking taking place over a period of many years.  The Company utilizes the current funded status to transition the portfolio toward investments that better match the duration and cash flow attributes of the underlying liabilities. Assets approximating 50% of the Company's current pension liabilities have been invested in fixed income securities, using a liability / asset matching duration strategy, with the primary goal of mitigating exposure to interest rate movements and preserving the overall funded status of the underlying plans. Plan assets are broadly diversified and are invested to ensure adequate liquidity for immediate and medium term benefit payments. The Company’s target asset allocations include approximately 20%-40% in equity securities, approximately 50%-70% in fixed income securities and approximately 10% in other securities. The funded status percentage (total plan assets divided by total projected benefit obligation) of all global pension plans was 87% in 2021, 80% in 2020 and 79% in 2019. The increase in 2021 compared to 2020 and 2019 primarily relates to the pension plan assumed in the MTD acquisition.

CONTRIBUTIONS —  The Company’s funding policy for its defined benefit plans is to contribute amounts determined annually on an actuarial basis to provide for current and future benefits in accordance with federal law and other regulations. The Company expects to contribute approximately $41 million to its pension and other post-retirement benefit plans in 2022.

EXPECTED FUTURE BENEFIT PAYMENTS —  Benefit payments, inclusive of amounts attributable to estimated future employee service, are expected to be paid as follows over the next 10 years:

(Millions of Dollars)	Total	Year 1	Year 2	Year 3	Year 4	Year 5	Years 6-10
Future payments	$1,505.3	$151.9	$153.8	$151.5	$150.3	$150.6	$747.2
These benefit payments will be funded through a combination of existing plan assets, the returns on those assets, and amounts to be contributed in the future by the Company.

HEALTH CARE COST TRENDS — The weighted-average annual assumed rate of increase in the per-capita cost of covered benefits (i.e., health care cost trend rate) is assumed to be 6.3% for 2022, reducing gradually to 4.6% by 2031 and remaining at that level thereafter.

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
The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis for each of the hierarchy levels:

(Millions of Dollars)	Total Carrying Value	Level 1	Level 2	Level 3
January 1, 2022
Money market fund	$11.0	$11.0	$—	$—
Equity security	$13.8	$13.8	$—	$—
Deferred compensation plan investments	$26.2	$26.2	$—	$—
Derivative assets	$33.1	$—	$33.1	$—
Derivative liabilities	$8.7	$—	$8.7	$—
Contingent consideration liability	$288.6	$—	$—	$288.6
January 2, 2021
Money market fund	$10.3	$10.3	$—	$—
Derivative assets	$14.0	$—	$14.0	$—
Derivative liabilities	$191.0	$—	$191.0	$—
Contingent consideration liability	$187.0	$—	$—	$187.0

The following table provides information about the Company's financial assets and liabilities not carried at fair value:

	January 1, 2022		January 2, 2021
(Millions of Dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
Other investments	$11.2	$11.6	$13.3	$13.9
Long-term debt, including current portion	$4,354.9	$4,850.2	$4,245.4	$4,934.5
The money market fund and other investments related to the West Coast Loading Corporation ("WCLC") trust are considered Level 1 instruments within the fair value hierarchy. The equity security is considered a Level 1 instrument and is recorded at its quoted market price. The deferred compensation plan investments are considered Level 1 instrument and are recorded at their quoted market price. The long-term debt instruments are considered Level 2 instruments and are measured using a discounted cash flow analysis based on the Company’s marginal borrowing rates. The differences between the carrying values and fair values of long-term debt are attributable to the stated interest rates differing from the Company's marginal borrowing rates. The fair values of the Company's variable rate short-term borrowings approximate their carrying values at January 1, 2022 and January 2, 2021. The fair values of derivative financial instruments in the table above are based on current settlement values.
As part of the Craftsman® brand acquisition in March 2017, the Company recorded a contingent consideration liability representing the Company's obligation to make future payments to Transform Holdco, LLC, which operates Sears and Kmart retail locations, of between 2.5% and 3.5% on sales of Craftsman products in new Stanley Black & Decker channels through March 2032. During the year ended January 1, 2022, the Company paid approximately $29.3 million for royalties owned. The Company will continue making future payments quarterly through the second quarter of 2032. The estimated fair value of the contingent consideration liability is determined using a discounted cash flow analysis taking into consideration future sales projections, forecasted payments to Transform Holdco, LLC, based on contractual royalty rates, and the related tax impacts. The estimated fair value of the contingent consideration liability was $288.6 million and $187.0 million as of January 1, 2022 and January 2, 2021, respectively. The liability increased $101 million in 2021 compared to 2020 due to additional forecasted Craftsman sales resulting from the acquisition of MTD. Adjustments to the contingent consideration liability, with the exception of cash payments, are recorded in SG&A in the Consolidated Statements of Operations. A 100-basis point reduction in the discount rate would result in an increase to the liability of approximately $10.5 million as of January 1, 2022.
A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. The Company's judgments used to determine the estimated contingent consideration liability discussed above, including estimated future sales projections, can materially impact the Company's results of operations.
The Company had no significant non-recurring fair value measurements, nor any other financial assets or liabilities measured using Level 3 inputs, during 2021 or 2020.
Refer to Note I, Financial Instruments, for more details regarding derivative financial instruments, Note S, Contingencies, for more details regarding the other investments related to the WCLC trust, and Note H, Long-Term Debt and Financing Arrangements, for more information regarding the carrying values of the Company's long-term debt.

N. OTHER COSTS AND EXPENSES

Other, net is primarily comprised of intangible asset amortization expense (see Note F, Goodwill and Intangible Assets), currency-related gains or losses, environmental remediation expense, acquisition-related transaction and consulting costs, and certain pension gains or losses. Acquisition-related transaction and consulting costs of $24.1 million, $28.7 million, and $27.6 million were included in Other, net for the years ended January 1, 2022, January 2, 2021, and December 28, 2019, respectively. In 2020, Other, net also included a $14.1 million special termination benefit charge associated with the voluntary retirement program, a $19.6 million loss relating to the unamortized loss on cash flow swap terminations, and a $55.3 million release of a contingent consideration liability relating to the CAM acquisition. Refer to Note E, Acquisitions and Investments, for further discussion of the CAM contingent consideration. The year-over-year decrease in 2021 was primarily due to appreciation of Stanley Ventures' investments. The year-over-year increase in 2020 driven by higher intangible asset amortization and negative impacts from foreign currency.
During 2020, the Company recognized pre-tax charges of approximately $185.0 million related to the comprehensive cost reduction and efficiency program in response to the impact of the COVID-19 pandemic. The charges were primarily related to costs associated with a voluntary retirement program as well as restructuring costs related to headcount actions.

Research and development costs, which are classified in SG&A, were $276.3 million, $200.0 million and $240.8 million for fiscal years 2021, 2020 and 2019, respectively.

O. RESTRUCTURING CHARGES
A summary of the restructuring reserve activity from January 2, 2021 to January 1, 2022 is as follows:

(Millions of Dollars)	January 2, 2021	Net Additions	Usage	Currency	January 1, 2022
Severance and related costs	$77.8	$(3.5)	$(47.9)	$2.0	$28.4
Facility closures and asset impairments	2.0	18.0	(16.5)	—	3.5
Total	$79.8	$14.5	$(64.4)	$2.0	$31.9
During 2021, the Company recognized net restructuring charges of $14.5 million, primarily related to facility closures and asset impairments.
The majority of the $31.9 million of reserves remaining as of January 1, 2022 is expected to be utilized within the next 12 months.

Segments: The $15 million of net restructuring charges for the year ended January 1, 2022 includes: $8 million pertaining to the Tools & Storage segment; $2 million pertaining to the Industrial segment; and $5 million pertaining to Corporate.

P. BUSINESS SEGMENTS AND GEOGRAPHIC AREAS
The Company’s operations are classified into two reportable business segments: Tools & Storage and Industrial. The Company has one non-reportable business operating segment, Mechanical Access Solutions ("MAS").
The Tools & Storage segment is comprised of the Power Tools Group ("PTG"), Hand Tools, Accessories & Storage ("HTAS") and Outdoor Power Equipment ("Outdoor") businesses. The PTG business includes both professional and consumer products. Professional products include professional grade corded and cordless electric power tools and equipment including drills, impact wrenches and drivers, grinders, saws, routers and sanders, as well as pneumatic tools and fasteners including nail guns, nails, staplers and staples, concrete and masonry anchors. Consumer products include corded and cordless electric power tools sold primarily under the BLACK+DECKER® brand, and home products such as hand-held vacuums, paint tools and cleaning appliances. The HTAS business sells hand tools, power tool accessories and storage products. Hand tools include measuring, leveling and layout tools, planes, hammers, demolition tools, clamps, vises, knives, saws, chisels and industrial and automotive tools. Power tool accessories include drill bits, screwdriver bits, router bits, abrasives, saw blades and threading products. Storage products include tool boxes, sawhorses, medical cabinets and engineered storage solution products. The Outdoor business primarily sells corded and cordless electric lawn and garden products, including hedge trimmers, string trimmers, lawn mowers, pressure washers and related accessories, and gas powered lawn and garden products, including lawn tractors, zero turn ride on mowers, walk behind mowers, snow blowers, residential robotic mowers, utility terrain vehicles (UTVs), handheld outdoor power equipment, garden tools, and parts and accessories to professionals and consumers under the DEWALT®, CUB CADET®, BLACK+DECKER®, CRAFTSMAN®, TROY-BILT®, and HUSTLER® brand names.
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

BUSINESS SEGMENTS

(Millions of Dollars)	2021	2020	2019
Net Sales
Tools & Storage	$12,817.4	$10,329.7	$10,062.1
Industrial	2,463.1	2,352.7	2,434.7
Corporate Overhead & Other	336.7	375.3	416.1
Consolidated	$15,617.2	$13,057.7	$12,912.9
Segment Profit
Tools & Storage	$1,985.4	$1,820.3	$1,517.0
Industrial	256.6	220.6	330.0
Segment Profit	2,242.0	2,040.9	1,847.0
Corporate Overhead & Other	(288.2)	(264.0)	(181.9)
Other, net	(190.1)	(217.8)	(201.1)
(Loss) gain on sales of businesses	(0.6)	(13.5)	17.0
Restructuring charges	(14.5)	(73.8)	(138.4)
Gain on equity method investment	68.0	—	—
Loss on debt extinguishments	—	(46.9)	(17.9)
Interest income	9.8	17.5	51.9
Interest expense	(185.4)	(222.6)	(282.2)
Earnings from continuing operations before income taxes and equity interest	$1,641.0	$1,219.8	$1,094.4
Capital and Software Expenditures
Tools & Storage	$374.8	$228.1	$300.8
Industrial	123.1	102.1	90.5
Corporate Overhead & Other	3.3	2.3	3.3
Discontinued operations	17.9	15.6	30.1
Consolidated	$519.1	$348.1	$424.7
Depreciation and Amortization
Tools & Storage	$311.8	$309.5	$330.3
Industrial	201.2	199.6	159.9
Corporate Overhead & Other	3.6	5.1	5.9
Discontinued operations	60.5	63.9	64.1
Consolidated	$577.1	$578.1	$560.2

Segment Assets	2021	2020
Tools & Storage	$19,537.9	$14,295.6
Industrial	5,627.8	5,621.1
	25,165.7	19,916.7
Assets held for sale	3,183.4	3,148.1
Corporate & Other assets	(169.1)	501.5
Consolidated	$28,180.0	$23,566.3

Corporate Overhead & Other includes the results of the commercial electronic security business in five countries in Europe and emerging markets through its disposition in the fourth quarter of 2020 and the Mechanical Access Solutions business, a non-reportable business operating segment, as well as the corporate overhead element of SG&A, which is not allocated to the business segments.

Corporate Overhead & Other assets primarily consist of cash, equity method investment, deferred taxes, property, plant and equipment and right-of-use lease assets, and include assets directly attributable to the MAS business. The decrease in Corporate Overhead & Other assets at January 1, 2022 compared to January 2, 2021 is due to the decrease in the Company's cash position.

Based on the nature of the Company's cash pooling arrangements, at times corporate-related cash accounts will be in a net liability position.

Lowe's accounted for approximately 15%, 17% and 17% of the Company's consolidated net sales in 2021, 2020 and 2019, respectively, while The Home Depot accounted for approximately 15%, 14% and 12% of the Company's consolidated net sales in 2021, 2020 and 2019, respectively.

As described in Note A, Significant Accounting Policies, the Company recognizes revenue at a point in time from the sale of tangible products or over time depending on when the performance obligation is satisfied. For the years ended January 1, 2022, January 2, 2021, and December 28, 2019, the majority of the Company’s revenue was recognized at the time of sale. The following table provides the percent of total segment revenue recognized over time for the Industrial segment for the years ended January 1, 2022, January 2, 2021 and December 28, 2019:

	2021	2020	2019
Industrial	6.6%	9.2%	10.9%

The following table is a further disaggregation of the Industrial segment revenue for the years ended January 1, 2022, January 2, 2021 and December 28, 2019:

(Millions of Dollars)	2021	2020	2019
Engineered Fastening	$1,842.1	$1,717.8	$1,738.5
Infrastructure	621.0	634.9	696.2
Industrial	$2,463.1	$2,352.7	$2,434.7

GEOGRAPHIC AREAS

(Millions of Dollars)	2021	2020	2019
Net Sales
United States	$9,363.4	$8,097.1	$7,740.6
Canada	737.3	610.5	529.0
Other Americas	835.5	589.7	709.7
France	488.8	393.0	422.0
Other Europe	2,848.6	2,289.6	2,358.5
Asia	1,343.6	1,077.8	1,153.1
Consolidated	$15,617.2	$13,057.7	$12,912.9

	2021	2020
Property, Plant & Equipment, net
United States	$1,443.8	$1,120.2
Canada	21.7	24.3
Other Americas	178.1	120.9
France	36.6	43.1
Other Europe	318.9	324.2
Asia	348.0	340.4
Consolidated	$2,347.1	$1,973.1

Q. INCOME TAXES

Significant components of the Company’s deferred tax assets and liabilities from continuing operations at the end of each fiscal year were as follows:

(Millions of Dollars)	2021	2020
Deferred tax liabilities:
Depreciation	$132.2	$149.3
Intangible assets	917.3	669.6
Liability on undistributed foreign earnings	48.2	29.7
Lease right-of-use asset	106.5	107.4
Inventory	79.6	26.2
Other	48.4	62.9
Total deferred tax liabilities	$1,332.2	$1,045.1
Deferred tax assets:
Employee benefit plans	$204.2	$240.0
Basis differences in liabilities	100.4	91.4
Operating loss, capital loss and tax credit carryforwards	830.7	745.4
Lease liability	109.7	110.5
Intangible assets	417.7	301.3
Basis difference in debt obligations	205.1	21.0
Capitalized research and development costs	86.0	52.2
Other	206.6	169.6
Total deferred tax assets	$2,160.4	$1,731.4
Net Deferred Tax Asset before Valuation Allowance	$828.2	$686.3
Valuation Allowance	$(1,067.2)	$(1,001.9)
Net Deferred Tax Liability after Valuation Allowance	$(239.0)	$(315.6)
The increase in intangible deferred tax assets relates to the intra-entity asset transfer of certain intangible assets between two of the Company's foreign subsidiaries. The recognized deferred tax benefit represents the difference between the basis of the intellectual property for financial statement purposes and the basis of the intellectual property for tax purposes.
A valuation allowance is recorded on certain deferred tax assets if it has been determined it is more likely than not that all or a portion of these assets will not be realized. The Company recorded a valuation allowance of $1,067.2 million and $1,001.9 million on deferred tax assets existing as of January 1, 2022 and January 2, 2021, respectively. The valuation allowances in 2021 and 2020 are primarily attributable to foreign and state net operating loss carryforwards, intangible assets, foreign capital loss carryforwards, and state tax credits.
Beginning in 2022, the Tax Cuts and Jobs Act ("Act") eliminates the option to deduct research and development expenditures and requires taxpayers to amortize domestic expenditures over five years and foreign expenditures over fifteen years. While it is possible that Congress may modify or repeal this provision, the Company has no assurance that these provisions will be modified or repealed. Therefore, based on current assumptions, this would decrease the Company's cash from operations beginning in 2022 and continue over the five year amortization period.
On March 11, 2021, the American Rescue Plan Act of 2021 (the “ARPA”) was enacted. The ARPA, among other things, includes provisions to expand the IRC Section 162(m) disallowance for deduction of certain compensation paid by publicly held corporations, provide a 100% COBRA subsidy, temporarily increase the income exclusion for dependent care assistance, and to extend and modify the employee retention credit and the Families First Coronavirus Response Act paid leave credit. On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Company completed its evaluation of the ARPA and CARES Act, and concluded that they did not have a material impact on the Company’s consolidated financial statements.
As of January 1, 2022, the Company has approximately $4.7 billion of unremitted foreign earnings and profits. Of the total amount, the Company has provided for deferred taxes of $48.2 million on approximately $1.5 billion, which is not indefinitely reinvested primarily due to the changes brought about by the Act. The Company otherwise continues to consider the remaining undistributed earnings of its foreign subsidiaries to be permanently reinvested based on its current plans for use outside of the

U.S. and accordingly no taxes have been provided on such earnings. The cash held by the Company’s non-U.S. subsidiaries for indefinite reinvestment is generally used to finance foreign operations and investments, including acquisitions. The income taxes applicable to such earnings are not readily determinable or practicable to calculate.
Net operating loss carryforwards of $3.0 billion as of January 1, 2022 are available to reduce future tax obligations of certain U.S. and foreign companies. The net operating loss carryforwards have various expiration dates beginning in 2022 with certain jurisdictions having indefinite carryforward periods. The foreign capital loss carryforwards of $42.4 million as of January 1, 2022 have indefinite carryforward periods.
U.S. foreign tax credit carryforward balance as of January 1, 2022 totaled $20.6 million with various expiration dates beginning in 2028. U.S. foreign tax credit carryforward of $12.9 million is included in unrecognized tax benefits and subject to an annual limitation, which constitutes a change of ownership as defined under the Internal Revenue Code Section 382. State tax credit carryforward balance as of January 1, 2022 totaled $18.7 million. The carryforward balance is made up of various credit types spanning multiple state taxing jurisdictions and various expiration dates beginning in 2022.
The components of earnings before income taxes from continuing operations consisted of the following:

(Millions of Dollars)	2021	2020	2019
United States	$(31.5)	$174.7	$184.5
Foreign	1,672.5	1,045.1	909.9
Earnings before income taxes and equity interest	$1,641.0	$1,219.8	$1,094.4
Income tax expense (benefit) consisted of the following:

(Millions of Dollars)	2021	2020	2019
Current:
Federal	$7.8	$61.2	$(32.4)
Foreign	388.0	183.2	184.4
State	32.1	20.3	5.5
Total current	$427.9	$264.7	$157.5
Deferred:
Federal	$(125.9)	$(26.2)	$(4.8)
Foreign	(210.1)	(192.1)	(33.0)
State	(30.5)	(3.4)	7.1
Total deferred	(366.5)	(221.7)	(30.7)
Income taxes	$61.4	$43.0	$126.8
Net income taxes paid for continuing operations during 2021, 2020 and 2019 were $441.8 million, $241.6 million and $234.6 million, respectively. The 2021, 2020 and 2019 amounts include refunds of $50.1 million, $43.8 million and $65.3 million, respectively, primarily related to prior year overpayments and settlement of tax audits.

The reconciliation of the U.S. federal statutory income tax provision to Income taxes in the Consolidated Statements of Operations from continuing operations is as follows:

(Millions of Dollars)	2021	2020	2019
Tax at statutory rate	$344.6	$256.2	$229.8
State income taxes, net of federal benefits	1.9	12.8	19.6
Foreign tax rate differential	(63.1)	(58.3)	(56.9)
Uncertain tax benefits	49.6	17.7	(68.2)
Change in valuation allowance	(11.9)	(12.7)	8.5
Change in deferred tax liabilities on undistributed foreign earnings	23.1	(118.8)	—
Stock-based compensation	(6.3)	(9.2)	(23.7)
Change in tax rates	(31.1)	(0.3)	2.4
Capital loss	—	(40.4)	—
U.S. federal tax (benefit) expense on foreign earnings	(123.9)	(1.1)	13.7
Intra-entity asset transfer of intellectual property	(114.2)	(27.7)	—
Other	(7.3)	24.8	1.6
Income taxes	$61.4	$43.0	$126.8
The Company conducts business globally and, as a result, files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course, the Company is subject to examinations by taxing authorities throughout the world. The Internal Revenue Service is currently examining the Company's consolidated U.S. income tax returns for the 2015 through 2018 tax years. With few exceptions, as of January 1, 2022, the Company is no longer subject to U.S. federal, state, local, or foreign examinations by tax authorities for years before 2012.
The Company’s liabilities for unrecognized tax benefits relate to U.S. and various foreign jurisdictions. The following table summarizes the activity related to the unrecognized tax benefits from continuing operations:

(Millions of Dollars)	2021	2020	2019
Balance at beginning of year	$428.3	$392.0	$390.9
Additions based on tax positions related to current year	33.6	27.8	47.2
Additions based on tax positions related to prior years	53.5	34.4	79.5
Reductions based on tax positions related to prior years	(17.2)	(19.0)	(91.1)
Settlements	(1.3)	(0.5)	(0.3)
Statute of limitations expirations	(9.2)	(6.4)	(34.2)
Balance at end of year	$487.7	$428.3	$392.0

The gross unrecognized tax benefits from continuing operations at January 1, 2022 and January 2, 2021 include $478.4 million and $418.6 million, respectively, of tax benefits that, if recognized, would impact the effective tax rate. The liability for potential penalties and interest related to unrecognized tax benefits from continuing operations increased by $9.6 million in 2021 and decreased by $3.4 million in 2020 and $4.3 million in 2019. The liability for potential penalties and interest totaled $60.0 million as of January 1, 2022, $49.2 million as of January 2, 2021, and $45.8 million as of December 28, 2019. The Company classifies all tax-related interest and penalties as income tax expense.

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

R. COMMITMENTS AND GUARANTEES
COMMITMENTS — The Company has numerous assets, predominantly real estate, vehicles and equipment, under various lease arrangements. At inception of arrangements with vendors, the Company determines whether the contract is or contains a lease based on each party’s rights and obligations under the arrangement. If the lease arrangement also contains non-lease components, the lease and non-lease elements are separately accounted for in accordance with the appropriate accounting guidance for each item. From time to time, lease arrangements allow for, and the Company executes, the purchase of the underlying leased asset. Lease arrangements may also contain renewal options or early termination options. As part of its lease liability and right-of-use asset calculation, consideration is given to the likelihood of exercising any extension or termination options. Leases with expected durations of less than 12 months from inception (i.e. short-term leases) are excluded from the Company’s calculation of lease liabilities and right-of-use assets, as permitted by ASC 842, Leases. The following is a summary of the Company's right-of-use-assets and lease liabilities:

(Millions of Dollars)	2021	2020
Right-of-use assets	$433.3	$437.7
Lease liabilities	$446.5	$449.3
Weighted-average incremental borrowing rate	3.5%	3.6%
Weighted-average remaining term	6 years	7 years
Right-of-use assets are included within Other assets in the Consolidated Balance Sheets, while lease liabilities are included within Accrued expenses and Other liabilities, as appropriate. The Company determines its incremental borrowing rate based on interest rates from its debt issuances, taking into consideration adjustments for collateral, lease terms and foreign currency.
As a result of acquiring right-of-use assets from new leases entered into during the years ended January 1, 2022 and January 2, 2021, the Company's lease liabilities increased approximately $86.2 million and $91.0 million, respectively. The Company acquired $38.9 million specifically from the acquisition of MTD. As of January 1, 2022 and January 2, 2021, $77.7 million and $85.1 million of right-of-use assets, respectively, were reclassed to assets held-for-sale. As of January 1, 2022 and January 2, 2021, $75.1 million and $85.0 million of lease liabilities, respectively, were reclassed to liabilities held-for-sale.
The Company is a party to leases for one of its major distribution centers and two of its office buildings in which the periodic rental payments vary based on interest rates (i.e. LIBOR). The leases qualify as operating leases for accounting purposes.

The following is a summary of the Company's total lease cost for the years ended January 1, 2022, January 2, 2021, and December 28, 2019:

(Millions of Dollars)	2021	2020	2019
Operating lease cost	$155.9	$155.4	$151.6
Short-term lease cost	25.8	26.3	26.6
Variable lease cost	5.9	7.0	8.5
Sublease income	(1.7)	(0.8)	(2.8)
Total lease cost	$185.9	$187.9	$183.9

The amounts above are inclusive of lease cost for discontinued operations amounting to $22.9 million in 2021, $25.4 million in 2020, and $36.0 million in 2019.

During 2021, 2020, and 2019, the Company paid approximately $129.4 million, $117.9 million, and $128.2 million respectively, relating to leases included in the measurement of its lease liability and right-of-use asset. Lease payments relating to discontinued operations during 2021, 2020, and 2019 were $29.0 million, $31.9 million, and $26.2 million respectively.

The following is a summary of the Company's future lease obligations on an undiscounted basis at January 1, 2022:

(Millions of Dollars)	Total	2022	2023	2024	2025	2026	Thereafter
Lease obligations	$577.2	$146.4	$109.8	$87.9	$64.6	$55.4	$113.1

The amounts above include undiscounted future lease obligations for discontinued operations totaling $80.7 million; $25.4 million in 2022, $19.1 million in 2023, $14.0 million in 2024, $9.5 million in 2025, $6.1 million in 2026, and $6.6 million thereafter.

The following is a summary of the Company’s future marketing commitments at January 1, 2022:

(Millions of Dollars)	Total	2022	2023	2024	2025	2026	Thereafter
Marketing commitments	$77.0	$54.2	$15.6	$7.2	$—	$—	$—

The amounts above include future marketing commitments for discontinued operations totaling $1.0 million; $0.9 million in 2022 and $0.1 million in 2023.

GUARANTEES — The Company's financial guarantees at January 1, 2022 are as follows:

(Millions of Dollars)	Term	Maximum Potential Payment	Carrying Amount of Liability
Guarantees on the residual values of leased properties	one to five years	$89.6	$—
Standby letters of credit	Up to three years	165.7	—
Commercial customer financing arrangements	Up to six years	69.2	8.5
Total		$324.5	$8.5

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

The Company has issued $165.7 million in standby letters of credit that guarantee future payments which may be required under certain insurance programs and in relation to certain environmental remediation activities described more fully in Note S, Contingencies.

The Company provides various limited and full recourse guarantees to financial institutions that provide financing to U.S. and Canadian Mac Tool distributors and franchisees for their initial purchase of the inventory and trucks necessary to function as a distributor and franchisee. In addition, the Company provides limited and full recourse guarantees to financial institutions that extend credit to certain end retail customers of its U.S. Mac Tool distributors and franchisees. The gross amount guaranteed in these arrangements is $69.2 million and the $8.5 million carrying value of the guarantees issued is recorded in Other liabilities in the Consolidated Balance Sheets.

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

The changes in the carrying amount of product warranties for the years ended January 1, 2022, January 2, 2021, and December 28, 2019:

(Millions of Dollars)	2021	2020	2019
Balance beginning of period	$108.8	$95.2	$97.1
Warranties and guarantees issued	150.8	127.7	127.2
Warranties assumed in acquisitions	33.4	—	—
Warranty payments and currency	(157.8)	(114.1)	(129.1)
Balance end of period	$135.2	$108.8	$95.2

Product warranties totaling $4.6 million, and $5.0 million were reclassed to held for sale as of January 1, 2022 and January 2, 2021, respectively.

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
The Company’s policy is to accrue environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. If no amount in the range of probable loss is considered most likely, the minimum loss in the range is accrued. The amount of liability recorded is based on an evaluation of currently available facts with respect to each individual site and includes such factors as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. The liabilities recorded do not take into account any claims for recoveries from insurance or third parties. As assessments and remediation progress at individual sites, the amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. As of January 1, 2022 and January 2, 2021, the Company had reserves of $159.1 million and $174.2 million, respectively, for remediation activities associated with Company-owned properties, as well as for Superfund sites, for losses that are probable and estimable. Of the 2021 amount, $46.1 million is classified as current and $113.0 million as long-term which is expected to be paid over the estimated remediation period. As of January 1, 2022, the range of environmental remediation costs that is reasonably possible is $93.7 million to $229.3 million which is subject to change in the near term. The Company may be liable for environmental remediation of sites it no longer owns. Liabilities have been recorded on those sites in accordance with the Company's policy.
As of January 1, 2022, the Company has recorded $16.1 million in other assets related to funding received by the Environmental Protection Agency (“EPA”) and placed in a trust in accordance with the final settlement with the EPA, embodied in a Consent Decree approved by the United States District Court for the Central District of California on July 3, 2013. Per the Consent Decree, Emhart Industries, Inc. (a dissolved and liquidated former indirectly wholly-owned subsidiary of The Black & Decker Corporation) (“Emhart”) has agreed to be responsible for an interim remedy at a site located in Rialto, California and formerly operated by West Coast Loading Corporation (“WCLC”), a defunct company for which Emhart was alleged to be liable as a successor. The remedy will be funded by (i) the amounts received from the EPA as gathered from multiple parties, and, to the extent necessary, (ii) Emhart's affiliate. The interim remedy requires the construction of a water treatment facility and the filtering of ground water at or around the site for a period of approximately 30 years or more. As of January 1, 2022, the Company's net cash obligation associated with remediation activities, including WCLC assets, is $143.0 million.
The EPA also asserted claims in federal court in Rhode Island against Black & Decker and Emhart related to environmental contamination found at the Centredale Manor Restoration Project Superfund Site ("Centredale"), located in North Providence, Rhode Island. The EPA discovered a variety of contaminants at the site, including but not limited to, dioxins, polychlorinated biphenyls, and pesticides. The EPA alleged that Black & Decker and Emhart are liable for site clean-up costs under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") as successors to the liability of Metro-Atlantic, Inc., a former operator at the site, and demanded reimbursement of the EPA’s costs related to this site. Black & Decker and Emhart then vigorously litigated the issue of their liability for environmental conditions at the Centredale site, including completing trial on Phase 1 of the proceedings in late July 2015 and completing trial on Phase 2 of the proceedings in April 2017. On July 9, 2018, a Consent Decree was lodged with the United States District Court documenting the terms of a settlement between the Company and the United States for reimbursement of EPA's past costs and remediation of environmental contamination found at the Centredale site. The terms of the Consent Decree were subject to public comment and Court approval. After a full hearing on March 19, 2019, the Court approved and entered the Consent Decree on April 8, 2019. The settlement resolves outstanding issues relating to Phase 1 and 2 of the litigation with the United States. The Company is complying with the terms of the settlement. The District Court's entry of the Consent Decree was appealed by several PRPs at the site to the United States Court of Appeals for the First Circuit. The District Court's actions were affirmed by the First Circuit on February 17, 2021. Phase 3 of the litigation, is addressing the potential allocation of liability to other PRPs who may have contributed to contamination of the Centredale site with dioxins, polychlorinated biphenyls and other contaminants of concern. As of January 1, 2022, the Company has a remaining reserve of $57.2 million for this site.
The Company and approximately 47 other companies comprise the Lower Passaic Cooperating Parties Group (the “CPG”). The CPG members and other companies are parties to a May 2007 Administrative Settlement Agreement and Order on Consent (“AOC”) with the EPA to perform a remedial investigation/feasibility study (“RI/FS”) of the lower seventeen miles of the Lower Passaic River in New Jersey (the “River”). The Company’s potential liability stems from former operations in Newark, New Jersey. As an interim step related to the 2007 AOC, on June 18, 2012, the CPG members voluntarily entered into an AOC with the EPA for remediation actions focused solely at mile 10.9 of the River. The Company’s estimated costs related to the RI/FS and focused remediation action at mile 10.9, based on an interim allocation, are included in its environmental reserves. On April 11, 2014, the EPA issued a Focused Feasibility Study (“FFS”) and proposed plan which addressed various early action remediation alternatives for the lower 8.3 miles of the River. The EPA received public comment on the FFS and proposed plan (including comments from the CPG and other entities asserting that the FFS and proposed plan do not comply with CERCLA) which public comment period ended on August 20, 2014. The CPG submitted to the EPA a draft RI report in February 2015 and draft FS report in April 2015 for the entire lower seventeen miles of the River. On March 4, 2016, the EPA issued a Record of Decision ("ROD") selecting the remedy for the lower 8.3 miles of the River. The cleanup plan adopted by the EPA is now considered a final action for the lower 8.3 miles of the River and will include the removal of 3.5 million cubic yards of sediment, placement of a cap over the entire lower 8.3 miles of the River, and, according to the EPA, will cost approximately $1.4 billion and take 6 years to implement after the remedial design is completed. The Company and 105 other parties received a letter dated March 31, 2016 from the EPA notifying such parties of potential liability for the costs of the cleanup of the lower 8.3 miles of the River and a letter dated March 30, 2017 stating that the EPA had offered 20 of the parties (not including the Company) an early cash out settlement. In a letter dated May 17, 2017, the EPA stated that these 20 parties did not discharge any of the eight hazardous substances identified as the contaminants of concern in the lower 8.3 mile ROD. In the March 30, 2017 letter, the EPA stated that other parties who did not discharge dioxins, furans or polychlorinated biphenyls (which are considered the contaminants of concern posing the greatest risk to human health or the environment) may also be eligible for cash out settlement, but expects those parties' allocation to be determined through a complex settlement analysis using a third-party allocator. The EPA subsequently clarified this statement to say that such parties would be eligible to be "funding parties" for the lower 8.3 mile remedial action with each party's share of the costs determined by the EPA based on the allocation process and the remaining parties would be "work parties" for the remedial action. The Company asserts that it did not discharge dioxins, furans or polychlorinated biphenyls and should be eligible to be a "funding party" for the lower 8.3 mile remedial action. The Company participated in the allocation process. The allocator selected by the EPA issued a confidential allocation report on December 28, 2020, which was reviewed by the EPA. As a result of the allocation process, on February 11, 2022, the EPA and certain parties (including the Company) reached an agreement in principle, subject to the negotiation and court entry of a consent decree, concerning a cash-out settlement for remediation of the entire 17-mile Lower Passaic River. On September 30, 2016, Occidental Chemical Corporation ("OCC") entered into an agreement with the EPA to perform the remedial design for the cleanup plan for the lower 8.3 miles of the River. The remedial design is expected to be substantially completed in the fourth quarter of 2022. On June 30, 2018, OCC filed a complaint in the United States District Court for the District of New Jersey against over 100 companies, including the Company, seeking CERCLA cost recovery or contribution for past costs relating to various investigations and cleanups OCC has conducted or is conducting in connection with the River. According to the complaint, OCC has incurred or is incurring costs which include the estimated cost ($165 million) to complete the remedial design for the cleanup plan for the lower 8.3 miles of the River. OCC also seeks a declaratory judgment to hold the defendants liable for their proper shares of future response costs for OCC's ongoing activities in connection with the River. The Company and other defendants have answered the complaint and currently are engaged in discovery with OCC. On February 24, 2021, the Company and other defendants filed a third party complaint against the Passaic Valley Sewerage Commissioners and forty-two municipalities to require those entities to pay their equitable share of response costs. On October 10, 2018, the EPA issued a letter directing the CPG to prepare a streamlined feasibility study for the upper 9 miles of the River based on an iterative approach using adaptive management strategies. The CPG submitted a revised draft Interim Remedy Feasibility Study to the EPA on December 4, 2020, which identifies various targeted dredge and cap alternatives with costs that range from $420 million to $468 million (net present value). The EPA approved the Interim Remedy Feasibility Study on December 11, 2020. The EPA issued the Interim Remedy Proposed Plan on April 14, 2021, selecting an alternative that the EPA estimates will cost $441 million (net present value). The CPG continues to conduct work to complete the RI/FS for the entire 17-mile River. The EPA issued the Interim Remedy ROD on September 28, 2021. At this time, the Company cannot reasonably estimate its liability related to the litigation and remediation efforts, excluding the RI/FS and remediation actions at mile 10.9, as the OCC litigation is pending, the EPA settlement process is ongoing and the parties that will participate in funding the remediation and their respective allocations are not yet known.
Per the terms of a Final Order and Judgment approved by the United States District Court for the Middle District of Florida on January 22, 1991, Emhart is responsible for a percentage of remedial costs arising out of the Kerr McGee Chemical Corporation Superfund Site located in Jacksonville, Florida. On March 15, 2017, the Company received formal notification from the EPA that the EPA had issued a ROD selecting the preferred alternative identified in the Proposed Cleanup Plan. As of January 1, 2022, the Company has reserved $22.2 million for this site.

The environmental liability for certain sites that have cash payments beyond the current year that are fixed or reliably determinable have been discounted using a rate of 0.1% to 2.0%, depending on the expected timing of disbursements. The discounted and undiscounted amount of the liability relative to these sites is $40.9 million and $44.7 million, respectively. The payments relative to these sites are expected to be $2.7 million in 2022, $3.1 million in 2023, $3.1 million in 2024, $2.8 million in 2025, $2.9 million in 2026, and $30.1 million thereafter.
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

T. DIVESTITURES

PENDING DIVESTITURE

Commercial Electronic Security and Healthcare businesses

In December 2021, the Company announced that it had reached a definitive agreement for the sale of most of its Security assets to Securitas AB ("Purchaser") for approximately $3.2 billion in cash. The proposed transaction includes the Company's Convergent Security Solutions ("CSS") business comprising of commercial electronic security and healthcare businesses. The transaction does not include the Company's automatic doors business. The sale is subject to regulatory approvals and other customary closing conditions, and is expected to close in the first half of 2022.

As part of the purchase and sale agreement, the Company will perform transition services relating to certain administrative functions for Purchaser primarily for a period of one year or less, pending Purchaser's integration of these functions into their pre-existing business processes. A portion of the $3.2 billion received at closing reimburses the Company for transition service costs expected to be incurred.

In December 2021, upon announcing it reached a definitive agreement for the sale of most of its Security assets, the assets and liabilities related to CSS were classified as held for sale on the Company's Consolidated Balance Sheets as of January 1, 2022 and January 2, 2021. In addition, the sale of CSS represents a strategic shift and has a major effect on the Company's operations and financial results. As such, the operating results of the CSS are reported as discontinued operations, in accordance with ASC 205. Amounts previously reported have been reclassified to conform to this presentation to allow for meaningful comparison of continuing operations.

Summarized operating results of discontinued operations are presented in the following table for each fiscal year ended:

(Millions of Dollars)	2021	2020	2019
Net Sales	$1,635.5	$1,476.9	$1,529.3
Cost of sales	1,024.8	914.3	957.2
Selling, general, and administrative(1)	481.8	461.1	472.7
Other, net and restructuring charges	58.7	54.3	63.8
Earnings from discontinued operations before income taxes	$70.2	$47.2	$35.6
Income taxes on discontinued operations	(18.7)	(1.6)	34.0
Net earnings from discontinued operations	$88.9	$48.8	$1.6
(1) Includes provision for credit losses.

The following table presents the significant non-cash items and capital expenditures for the discontinued operations with respect to CSS that are included in the Consolidated Statements of Cash Flows (in millions) for each fiscal year ended:

(Millions of Dollars)	2021	2020	2019
Depreciation and amortization	$60.5	$63.9	$64.1
Capital expenditures	$17.9	$15.6	$30.1
Stock-based compensation	$6.0	$5.3	$3.2

The carrying amounts of the assets and liabilities that were aggregated in assets held for sale and liabilities held for sale as of January 1, 2022 and January 2, 2021 are presented in the following table:

(Millions of Dollars)	2021	2020
Cash and cash equivalents	$144.9	$139.1
Accounts and notes receivable, net	434.8	347.7
Inventories, net	142.5	98.5
Other current assets	41.0	44.0
Property, plant and equipment, net	74.0	80.7
Goodwill and other intangibles, net	2,072.3	2,169.3
Other assets	273.9	268.8
Total assets	$3,183.4	$3,148.1

Accounts payable and accrued expenses	$388.3	$390.6
Other long-term liabilities	130.4	162.9
Total liabilities	$518.7	$553.5

2020 DIVESTITURES

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

These divestitures allow the Company to invest in other areas of the Company that fit into its long-term growth strategy. These disposals do not qualify as discontinued operations and are included in the Company's Consolidated Statements of Operations for all periods presented through their respective dates of sale in 2020. Pre-tax income for these businesses totaled $4.1 million and $3.0 million for the years ended January 2, 2021, and December 28, 2019, respectively.

2019 DIVESTITURE

On May 30, 2019, the Company sold its Sargent & Greenleaf mechanical locks business within the Security segment, which resulted in net proceeds of $79.0 million and a pre-tax gain of $17.0 million. This divestiture did not qualify as a discontinued operation and is included in the Company's Consolidated Statements of Operations through the date of sale in 2019. Pre-tax income for this business was $4.6 million for the year ended December 28, 2019.

SELECTED QUARTERLY FINANCIAL DATA (unaudited)

	Quarter
(Millions of Dollars, except per share amounts)	First	Second	Third	Fourth	Year
2021
Net Sales	$3,803.5	$3,880.0	$3,865.4	$4,068.3	$15,617.2
Gross profit	1,413.7	1,386.4	1,241.6	1,152.5	5,194.2
Selling, general and administrative (1)	731.3	778.5	783.8	946.8	3,240.4
Net earnings from continuing operations	470.4	442.7	394.0	291.5	1,598.6
Less: Net losses attributable to non-controlling interest	(0.6)	(1.0)	(0.1)	—	(1.7)
Less: Preferred stock dividends and beneficial conversion feature	9.4	4.8	—	—	14.2
Net Earnings from Continuing Operations Attributable to Common Shareowners	$461.6	$438.9	$394.1	$291.5	$1,586.1
Add: Contract adjustment payments accretion	0.2	0.3	0.4	0.4	1.3
Net earnings from Continuing Operations Attributable to Common Shareowners - Diluted	$461.8	$439.2	$394.5	$291.9	$1,587.4
Net earnings from discontinued operations	16.4	15.7	20.1	36.7	88.9
Net Earnings Attributable to Common Shareowners - Diluted	$478.2	$454.9	$414.6	$328.6	$1,676.3
Basic earnings per share of common stock:
Continuing operations	$2.93	$2.77	$2.47	$1.83	$9.99
Discontinued operations	$0.10	$0.10	$0.13	$0.23	$0.56
Total basic earnings per share of common stock	$3.04	$2.87	$2.60	$2.06	$10.55
Diluted earnings per share of common stock
Continuing operations	$2.81	$2.66	$2.39	$1.77	$9.62
Discontinued operations	$0.10	$0.09	$0.12	$0.22	$0.54
Total diluted earnings per share of common stock	$2.91	$2.75	$2.51	$1.99	$10.16

2020
Net Sales	$2,760.6	$2,806.3	$3,488.1	$4,002.7	$13,057.7
Gross profit	882.7	886.5	1,231.9	1,404.3	4,405.4
Selling, general and administrative (1)	630.6	618.3	632.1	747.5	2,628.5
Net earnings from continuing operations	124.3	241.0	373.6	447.0	1,185.9
Less: Net (losses) earnings attributable to non-controlling interest	(0.1)	0.3	0.3	0.4	0.9
Less: Preferred stock dividends and beneficial conversion feature	0.5	4.9	9.4	9.3	24.1
Net Earnings from Continuing Operations Attributable to Common Shareowners	$123.9	$235.8	$363.9	$437.3	$1,160.9
Add: Contract adjustment payments accretion	0.9	0.5	0.1	0.2	1.7
Net earnings from Continuing Operations Attributable to Common Shareowners - Diluted	$124.8	$236.3	$364.0	$437.5	$1,162.6
Net earnings (losses) from discontinued operations	8.8	(2.3)	21.6	20.7	48.8
Net Earnings Attributable to Common Shareowners - Diluted	$133.6	$234.0	$385.6	$458.2	$1,211.4
Basic earnings per share of common stock:
Continuing operations	$0.82	$1.54	$2.33	$2.79	$7.53
Discontinued operations	$0.06	$(0.01)	$0.14	$0.13	$0.32
Total basic earnings per share of common stock	$0.88	$1.52	$2.47	$2.92	$7.85
Diluted earnings per share of common stock
Continuing operations	$0.77	$1.46	$2.24	$2.68	$7.16
Discontinued operations	$0.05	$(0.01)	$0.13	$0.13	$0.30
Total diluted earnings per share of common stock	$0.83	$1.45	$2.37	$2.80	$7.46
(1) Includes provision for credit losses.

The quarterly amounts above have been adjusted for the divestiture of the CSS business, which has been excluded from continuing operations and is reported as a discontinued operation. Refer to Note T, Divestitures, of the Notes to Consolidated Financial Statements in Item 8 for further discussion.

The 2021 year-to-date results above include $195 million of pre-tax acquisition-related and other charges, a $64 million tax benefit related to the pre-tax acquisition-related and other charges, as well as $11 million of after-tax charges related to the Company's share of equity method investment earnings. The net impact of the above items and effect on diluted earnings per share by quarter was as follows:

Acquisition-Related Charges & Other	Diluted EPS Impact
• Q1 2021 — $24 million loss ($18 million after-tax and equity interest)	$(0.11) per diluted share
• Q2 2021 — $33 million loss ($36 million after-tax and equity interest)	$(0.22) per diluted share
• Q3 2021 — $33 million loss ($26 million after-tax and equity interest)	$(0.15) per diluted share
• Q4 2021 — $105 million loss ($62 million after-tax and equity interest)	$(0.37) per diluted share

The 2020 year-to-date results above include $326 million of pre-tax acquisition-related and other charges, a $193 million tax benefit related to the pre-tax acquisition-related and other charges and a one-time tax benefit related to a supply chain reorganization, as well as $10 million of after-tax charges related to the Company's share of equity method investment earnings. The net impact of the above items and effect on diluted earnings per share by quarter was as follows:

Acquisition-Related Charges & Other	Diluted EPS Impact
• Q1 2020 — $47 million loss ($38 million after-tax and equity interest)	$(0.24) per diluted share
• Q2 2020 — $135 million loss ($13 million benefit after-tax and equity interest)	$0.08 per diluted share
• Q3 2020 — $78 million loss ($62 million after-tax and equity interest)	$(0.38) per diluted share
• Q4 2020 — $66 million loss ($56 million after-tax and equity interest)	$(0.34) per diluted share

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

2.1
Acquisition Agreement by and between Stanley Black & Decker, Inc. and Securitas AB, dated as of December 8, 2021 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 8, 2021).#

3.1	(a)
Restated Certificate of Incorporation dated September 15, 1998 (incorporated by reference to Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q for the period ended April 3, 2010 filed on May 13, 2010).

(b)
Certificate of Amendment to the Restated Certificate of Incorporation dated December 21, 2009 (incorporated by reference to Exhibit 3(ii) to the Company’s Quarterly Report on Form 10-Q for the period ended April 3, 2010 filed on May 13, 2010).

(c)
Certificate of Amendment to the Restated Certificate of Incorporation dated March 12, 2010 (incorporated by reference to Exhibit 3(iii) to the Company’s Quarterly Report on Form 10-Q for the period ended April 3, 2010 filed on May 13, 2010).

(d)
Certificate of Amendment to the Restated Certificate of Incorporation dated November 5, 2010 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 9, 2010).

(e)
Certificate of Amendment to the Restated Certificate of Incorporation dated April 17, 2012 (incorporated by reference to Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2012 filed on May 2, 2012).

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

	(h)	Certificate of Amendment to the Restated Certificate of Incorporation dated May 15, 2020 (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on May 15, 2020).

	(i)	Certificate of Amendment to the Restated Certificate of Incorporation, dated May 12, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 13, 2021).

3.2		Amended and Restated Bylaws, effective May 12, 2021 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on May 13, 2021).

4.1	(a)
Indenture, dated as of June 26, 1998, by and among Black & Decker Holdings Inc., as Issuer, The Black & Decker Corporation, as Guarantor, and The First National Bank of Chicago, as Trustee (incorporated by reference to Exhibit 4.9 to the Company’s Current Report on Form 8-K filed on March 12, 2010).

4.2	(a)
Indenture, dated as of November 1, 2002 between The Stanley Works and The Bank of New York Mellon Trust Company, N.A., as successor trustee to JPMorgan Chase Bank (incorporated by reference to Exhibit 4(vi) to the Company’s Annual Report on Form 10-K for the period ended December 28, 2002 filed on February 28, 2003).

(b)
Third Supplemental Indenture dated as of September 3, 2010, to the Indenture dated as of November 1, 2002, among Stanley Black & Decker, Inc., The Black & Decker Corporation and The Bank of New York Mellon Trust Company, N.A., as successor trustee to JPMorgan Chase Bank, N.A. (formerly known as JPMorgan Chase Bank), as Trustee, relating to the 5.20% Notes due 2040 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 7, 2010).

(c)
Sixth Supplemental Indenture, dated as of November 6, 2018, between the Company and the Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 4.250% Notes due 2028 and the 4.850% Notes due 2048 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K dated November 6, 2018).

(d)
Seventh Supplemental Indenture, dated as of March 1, 2019, between the Company and the Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 3.400% Notes due 2026 (incorporated by reference to Exhibit 4.2 to the Company's Form 8-K dated March 1, 2019).

(e)
Eight Supplemental Indenture, dated as of February 10, 2020, between Stanley Black & Decker, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 2.300% Notes due 2030 (incorporated by reference to Exhibit 4.2 to the Company's Form 8-K dated February 10, 2020).

(f)
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

4.4	(a)
Sixth Supplemental Indenture, dated February 10, 2020, between Stanley Black & Decker, Inc. and HSBC Bank USA, National Association, as trustee, relating to the 4.000% Fixed-to-Fixed Reset Rate Junior Subordinated Debentures due 2060 (incorporated by reference to Exhibit 4.5 to the Company’s Form 8-K dated February 10, 2020).

4.5		0% Series C Cumulative Perpetual Preferred Stock Certificate (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed May 17, 2017).

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

4.7		Form of Corporate Unit (incorporated by reference as part of Exhibit 4.1 to the Company's Current Report on Form 8-K filed November 13, 2019).

4.8		Form of Treasury Unit (incorporated by reference as part of Exhibit 4.1 to the Company's Current Report on Form 8-K filed November 13, 2019).

4.9		Form of Cash Settled Unit (incorporated by reference as part of Exhibit 4.1 to the Company's Current Report on Form 8-K filed November 13, 2019).

4.10		0% Series D Cumulative Perpetual Preferred Stock Certificate (incorporated by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed November 13, 2019).

4.11
Description of the Company's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.11 to the Company’s Annual Report on Form 10-K for the period ended January 2, 2021 filed on February 18, 2021).

10.1
Amended and Restated Five Year Credit Agreement, made as of September 12, 2018 among Stanley Black & Decker, Inc., the initial lenders named therein and Citibank, N.A. as administrative agent for the Lenders (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 14, 2018).

10.2	(a)
Amended and Restated Five Year Credit Agreement, made as of September 8, 2021 among Stanley Black & Decker, Inc., the initial lenders named therein and Citibank, N.A. as administrative agent for the lenders (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 14, 2021).#

(b)
364-Day Credit Agreement, made as of September 8, 2021 among Stanley Black & Decker, Inc., the initial lenders named therein and Citibank, N.A. as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 14, 2021).#

10.3
364-Day Credit Agreement, made as of January 26, 2022 among Stanley Black & Decker, Inc., the initial lenders named therein and Citibank, N.A. as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 28, 2022).#

10.4	(a)
Letter Agreement, dated July 21, 2016, between Stanley Black & Decker, Inc. and James M. Loree (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 25, 2016).*

(b)
Second Amended and Restated Change in Control Severance Agreement dated July 21, 2016, between Stanley Black & Decker, Inc. and James M. Loree (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 25, 2016).*

10.5
Letter Agreement between Stanley Black & Decker, Inc. and John H. Wyatt effective December 22, 2014, as amended February 17, 2016 (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the period ended January 2, 2016 filed on February 19, 2016).*

10.6	(a)
Change in Control Severance Agreement, dated December 4, 2018 between Stanley Black & Decker, Inc. and Jeffery D. Ansell (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the period ended December 29, 2018 filed on February 26, 2019).*

(b)
Letter Agreement, dated January 23, 2020, between Stanley Black & Decker, Inc. and Jeffery D. Ansell (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on From 8-K, filed January 29, 2020).*

(c)
Agreement and General Release, by and between Jeffery D. Ansell and Stanley Black & Decker, Inc., dated as of February 4, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 4. 2022).

10.7
Change in Control Severance Agreement, dated December 4, 2018 between Stanley Black & Decker, Inc. and Donald Allan Jr. (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the period ended December 29, 2018 filed on February 26, 2019).*

10.8
Form of Change in Control Severance Agreement (John H. Wyatt and Jamie A. Ramirez) (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the period ended January 2, 2021 filed on February 18, 2021).*

10.9
Deferred Compensation Plan for Non-Employee Directors, as amended through October 1, 2020 (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the period ended January 2, 2021 filed on February 18, 2021).*

10.10
Deferred Compensation Plan for Participants in Stanley’s Management Incentive Plan amended and restated as of December 11, 2007 (incorporated by reference to Exhibit 10(ix) to the Company’s Annual Report on Form 10-K for the period ended December 29, 2007 filed on February 25, 2008).*

10.11	(a)
Stanley Black & Decker Supplemental Retirement Account Plan (as in effect, January 1, 2011, except as otherwise provided therein) (incorporated by reference to Exhibit 10.12(a) to the Company’s Annual Report on Form 10-K for the period ended January 1, 2011 filed on February 18, 2011).*

(b)
Stanley Black & Decker Supplemental Retirement Plan (effective, January 1, 2011, except as otherwise provided therein) (incorporated by reference to Exhibit 10.12(b) to the Company’s Annual Report on Form 10-K for the period ended January 1, 2011 filed on February 18, 2011).*

10.12
Stanley Black & Decker, Inc. Supplemental Executive Retirement Program as amended and restated effective October 15, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 16, 2015).*

10.13
New 1991 Loan Agreement, dated June 30, 1998, between The Stanley Works, as lender, and Citibank, N.A. as trustee under the trust agreement for the Stanley Account Value Plan, to refinance the 1991 Salaried Employee ESOP Loan and the 1991 Hourly ESOP Loan and their related promissory notes (incorporated by reference to Exhibit 10(ii) to the Company’s Quarterly Report on Form 10-Q for the period ended July 4, 1998 filed on August 18, 1998).

10.14
The Stanley Works Non-Employee Directors’ Benefit Trust Agreement dated December 27, 1989 and amended as of January 1, 1991 by and between The Stanley Works and Fleet National Bank, as successor trustee (incorporated by reference to Exhibit (10)(xvii)(a) to the Company’s Annual Report on Form 10-K for the period ended December 29, 1990). P

10.15	(a)
The Stanley Works 2009 Long-Term Incentive Plan (as amended March 12, 2010) (incorporated by reference Exhibit 4.7 to the Company’s Registration Statement on Form S-8 Reg. No. 333-165454 filed on March 12, 2010).*

(b)
Form of award letter for restricted stock unit grants to executive officers pursuant to the Company’s 2009 Long Term Incentive Plan (as amended March 12, 2010) (incorporated by reference to Exhibit 10(vi)(b) to the Company’s Quarterly Report on Form 10-Q for the period ended April 3, 2010 filed on May 13, 2010).*

(c)
Form of stock option certificate for executive officers pursuant to the Company’s 2009 Long Term Incentive Plan (as amended March 12, 2010) (incorporated by reference to Exhibit 10(vi)(c) to the Company’s Quarterly Report on Form 10-Q for the period ended April 3, 2010 filed on May 13, 2010).*

10.16	(a)
The Stanley Black & Decker 2013 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 30, 2013 filed on April 26, 2013).*

(b)
Form of Award Document for Performance Awards granted to Executive Officers under 2013 Long Term Incentive Plan, updated 2018 (incorporated by reference to Exhibit 10.16(b) to the Company's Annual Report on Form 10-K for the period ended December 30, 2017 filed on February 27, 2018).*

(c)
Form of stock option certificate for grants to executive officers pursuant to the Company’s 2013 Long Term Incentive Plan (incorporated by reference to Exhibit 10.18(c) to the Company’s Annual Report on Form 10-K for the period ended December 28, 2013 filed on February 21, 2014).*

(d)
Form of restricted stock unit award certificate for grants of restricted stock units to executive officers pursuant to the Company’s 2013 Long Term Incentive Plan (incorporated by reference to Exhibit 10.18(d) to the Company’s Annual Report on Form 10-K for the period ended December 28, 2013 filed on February 21, 2014).*

(e)
Form of restricted stock unit retention award certificate for grants of restricted stock units to executive officers pursuant to the Company’s 2013 Long Term Incentive Plan (incorporated by reference to Exhibit 10.18(e) to the Company’s Annual Report on Form 10-K for the period ended December 31, 2016 filed on February 15, 2017).*

10.17	(a)
The Stanley Black & Decker 2018 Omnibus Award Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2018 filed on July 20, 2018).*

(b)
Form of stock option certificate for grants to executive officers pursuant to the Company’s 2018 Omnibus Award Plan (incorporated by reference to Exhibit 10.16(b) on the Company's Annual Report on Form 10-K for the period ended December 28, 2019 filed on February 21, 2020).*

(c)
Form of restricted stock unit award certificate for grants to executive officers pursuant to the Company’s 2018 Omnibus Award Plan (incorporated by reference to Exhibit 10.16(c) on the Company's Annual Report on Form 10-K for the period ended December 28, 2019 filed on February 21, 2020).*

(d)
Form of restricted stock unit retention award certificate for grants to executive officers pursuant to the Company’s 2018 Omnibus Award Plan (incorporated by reference to Exhibit 10.16(d) on the Company's Annual Report on Form 10-K for the period ended December 28, 2019 filed on February 21, 2020).*

	(e)	Form of Award Document for Performance Award granted to Executive Officers under the 2018 Omnibus Award (filed herewith).*

(f)
Form of Award Document granted to Executive Officers under the 2019 and 2020 Management Incentive Compensation Plan (incorporated by reference to Exhibit 10.16(f) to the Company's Annual Report on Form 10-K for the period ended December 29, 2018 filed on February 26, 2019).*

10.18
The Stanley Black & Decker, Inc. Deferred Compensation Plan Relating to Long-Term Performance Awards (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the period ended December 29, 2018 filed on February 26, 2019). *

10.19
The Stanley Black & Decker, Inc. Restricted Stock Unit Plan for Non-Employee Directors, as amended and restated through October 1, 2020 (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the period ended January 2, 2021 filed on February 18, 2021).*

10.20
The Stanley Black & Decker, Inc. 2020 Restricted Stock Unit Deferral Plan For Non-Employee Directors (incorporated by reference to Exhibit 10.19 on the Company's Annual Report on Form 10-K for the period ended December 28, 2019 filed on February 21, 2020).*

10.21
The Stanley Black & Decker, Inc. 2017 Management Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended April 1, 2017 filed on April 25, 2017).*

10.22
Special Severance Policy for Management Incentive Compensation Plan Participants Levels 1-5 as amended effective October 17, 2008 (incorporated by reference to Exhibit 10(xxi) to the Company’s Annual Report on Form 10-K for the period ended January 3, 2009 filed on February 26, 2009).*

10.23
Global Omnibus Employee Stock Purchase Plan approved by shareholders of the Company on April 17, 2019 (incorporated by reference to Exhibit 99.1(a) to the Company’s Registration Statement on Form S-8 filed on November 13, 2019).*

10.24		The Black & Decker 2003 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on March 12, 2010).*

10.25
Form of Nonqualified Stock Option Agreement relating to The Black & Decker Corporation’s stock option plans (incorporated by reference to Exhibit 10(xix) to the Company’s Quarterly Report on Form 10-Q for the period ended April 3, 2010 filed on May 13, 2010).*

10.26	(a)
The Black & Decker Supplemental Pension Plan, as amended and restated (incorporated by reference to Exhibit 10(xx) to the Company’s Quarterly Report on Form 10-Q for the period ended April 3, 2010 filed on May 13, 2010).*

(b)
First Amendment to The Black & Decker Supplemental Pension Plan (incorporated by reference to Exhibit 10(xxi) to the Company’s Quarterly Report on Form 10-Q for the period ended April 3, 2010 filed on May 13, 2010).*

10.27
The Black & Decker Supplemental Executive Retirement Plan, as amended and restated (incorporated by reference to Exhibit 10(xxii) to the Company’s Quarterly Report on Form 10-Q for the period ended April 3, 2010 filed on May 13, 2010).*

10.28
Employment Offer Letter, dated June 12, 2017, between Stanley Black & Decker, Inc. and Janet M. Link (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the period ended December 30, 2017 filed on February 27, 2018).*

10.29
Employment Offer Letter, dated February 24, 2020, between Stanley Black & Decker, Inc. and Graham Robinson (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the period ended January 2, 2021 filed on February 18, 2021).*

10.30
Change in Control Severance Agreement (all other executive officers) (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the period ended January 2, 2021 filed on February 18. 2021).*

21		Subsidiaries of Registrant.

23		Consent of Independent Registered Public Accounting Firm.

24		Power of Attorney.

31.1	(a)	Certification by Chief Executive Officer pursuant to Rule 13a-14(a).

31.1	(b)	Certification by President and Chief Financial Officer pursuant to Rule 13a-14(a).

32.1		Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1
Policy on Confidential Proxy Voting and Independent Tabulation and Inspection of Elections as adopted by The Board of Directors October 23, 1991 (incorporated by reference to Exhibit (28)(i) to the Quarterly Report on Form 10-Q for the quarter ended September 28, 1991). P

101	The following materials from Stanley Black & Decker Inc.'s Annual Report on Form 10-K for the year ended January 1, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the fiscal years ended January 1, 2022, January 2, 2021, and December 28, 2019; (ii) Consolidated Statements of Comprehensive Income for the fiscal years ended January 1, 2022, January 2, 2021, and December 28, 2019; (iii) Consolidated Balance Sheets at January 1, 2022 and January 2, 2021; (iv) Consolidated Statements of Cash Flows for the fiscal years ended January 1, 2022, January 2, 2021, and December 28, 2019; (v) Consolidated Statements of Changes in Shareowners' Equity for the fiscal years ended January 1, 2022, January 2, 2021, and December 28, 2019; and (v) Notes to Consolidated Financial Statements.**

104	The cover page of Stanley Black & Decker Inc.'s Annual Report on Form 10-K for the year ended January 1, 2022, formatted in iXBRL (included within Exhibit 101).

#
Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K and the Company agrees to furnish supplementally to the SEC a copy of any omitted schedules or exhibits upon request.

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