Form 10-Q
period 2022-07-02
STANLEY BLACK & DECKER, INC.
filed 2022-07-28
CIK 93556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
147,815,805 shares of the registrant’s common stock were outstanding as of July 22, 2022.

PART I — FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
THREE AND SIX MONTHS ENDED JULY 2, 2022 AND JULY 3, 2021
(Unaudited, Millions of Dollars, Except Per Share Amounts)

	Second Quarter		Year-to-Date
	2022	2021	2022	2021
Net Sales	$4,393.0	$3,798.9	$8,841.0	$7,519.7
Costs and Expenses
Cost of sales	$3,185.9	$2,437.1	$6,328.5	$4,770.1
Selling, general and administrative	849.4	772.0	1,798.6	1,488.9
Provision for credit losses	3.3	(4.9)	14.4	(2.7)
Other, net	79.1	42.5	141.1	90.5
(Gain) loss on sales of businesses	(0.2)	2.6	(0.2)	3.6
Asset impairment charge	168.4	—	168.4	—
Restructuring charges	19.5	10.4	72.2	12.2
Interest income	(6.5)	(2.7)	(9.3)	(5.6)
Interest expense	78.2	46.5	132.9	94.0
	$4,377.1	$3,303.5	$8,646.6	$6,451.0
Earnings from continuing operations before income taxes and equity interest	15.9	495.4	194.4	1,068.7
Income taxes on continuing operations	(62.8)	67.3	(39.9)	182.8
Net earnings from continuing operations before equity interest	78.7	428.1	234.3	885.9
Share of net earnings of equity method investment	—	4.4	—	6.2
Net earnings from continuing operations	78.7	432.5	234.3	892.1
Less: Net earnings (losses) attributable to non-controlling interests	0.1	(1.0)	0.2	(1.6)
Net earnings from continuing operations attributable to Stanley Black & Decker, Inc.	$78.6	$433.5	$234.1	$893.7
Less: Preferred stock dividends and beneficial conversion feature	—	4.8	—	14.2
Net Earnings from Continuing Operations Attributable to Common Shareowners	$78.6	$428.7	$234.1	$879.5
Add: Contract adjustment payments accretion	0.4	0.3	0.7	0.5
Net Earnings from Continuing Operations Attributable to Common Shareowners - Diluted	$79.0	$429.0	$234.8	$880.0
Earnings from discontinued operations before income taxes	6.4	32.4	28.6	63.5
Income taxes on discontinued operations	(2.6)	6.4	(0.2)	10.3
Net earnings from discontinued operations	$9.0	$26.0	$28.8	$53.2
Net Earnings Attributable to Common Shareowners - Diluted	$88.0	$455.0	$263.6	$933.2
Net Earnings Attributable to Stanley Black & Decker, Inc.	$87.6	$459.5	$262.9	$946.9
Total Comprehensive (Loss) Income Attributable to Common Shareowners	$(190.1)	$479.1	$(42.5)	$859.4
Basic earnings per share of common stock:
Continuing operations	$0.54	$2.70	$1.56	$5.56
Discontinued operations	$0.06	$0.16	$0.19	$0.34
Total basic earnings per share of common stock	$0.60	$2.87	$1.75	$5.90
Diluted earnings per share of common stock:
Continuing operations	$0.51	$2.60	$1.47	$5.34
Discontinued operations	$0.06	$0.16	$0.18	$0.32
Total diluted earnings per share of common stock	$0.57	$2.75	$1.65	$5.67
See Notes to Unaudited Condensed Consolidated Financial Statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JULY 2, 2022 AND JANUARY 1, 2022
(Unaudited, Millions of Dollars, Except Share and Per Share Amounts)

	July 2, 2022	January 1, 2022
ASSETS
Current Assets
Cash and cash equivalents	$282.3	$142.1
Accounts and notes receivable, net	1,592.1	1,481.7
Inventories, net	6,635.5	5,419.9
Current assets held for sale	851.0	869.6
Prepaid expenses	506.8	507.0
Other current assets	105.1	106.1
Total Current Assets	9,972.8	8,526.4
Property, plant and equipment, net	2,310.6	2,336.8
Goodwill	8,459.1	8,590.7
Customer Relationships, net	1,909.1	2,000.0
Trade Names, net	2,653.1	2,681.8
Other intangible Assets, net	10.5	13.2
Long-term assets held for sale	2,564.2	2,635.8
Other assets	1,482.0	1,395.3
Total Assets	$29,361.4	$28,180.0
LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities
Short-term borrowings	$5,833.0	$2,241.1
Current maturities of long-term debt	1.2	1.3
Accounts payable	3,138.8	3,423.6
Accrued expenses	2,304.2	2,641.0
Liabilities held for sale	483.5	460.4
Total Current Liabilities	11,760.7	8,767.4
Long-term debt	5,351.8	4,353.6
Deferred taxes	625.9	711.2
Post-retirement benefits	432.5	474.1
Long-term liabilities held for sale	137.1	137.4
Other liabilities	1,971.5	2,143.9
Commitments and Contingencies (Notes R and S)
Shareowners’ Equity
Stanley Black & Decker, Inc. Shareowners’ Equity
Preferred stock, without par value: Authorized 10,000,000 shares in 2022 and 2021 Issued and outstanding 750,000 shares in 2022 and 2021	620.3	620.3
Common stock, par value $2.50 per share: Authorized 300,000,000 shares in 2022 and 2021 Issued 176,902,738 shares in 2022 and 2021	442.3	442.3
Retained earnings	8,775.0	8,742.4
Additional paid in capital	5,027.3	4,999.2
Accumulated other comprehensive loss	(2,151.0)	(1,845.6)
	12,713.9	12,958.6
Less: cost of common stock in treasury (29,101,258 shares in 2022 and 13,964,054 shares in 2021)	(3,634.1)	(1,368.1)
Stanley Black & Decker, Inc. Shareowners’ Equity	9,079.8	11,590.5
Non-controlling interests	2.1	1.9
Total Shareowners’ Equity	9,081.9	11,592.4
Total Liabilities and Shareowners’ Equity	$29,361.4	$28,180.0
See Notes to Unaudited Condensed Consolidated Financial Statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE AND SIX MONTHS ENDED JULY 2, 2022 AND JULY 3, 2021
(Unaudited, Millions of Dollars)

	Second Quarter		Year-to-Date
	2022	2021	2022	2021
OPERATING ACTIVITIES
Net earnings from continuing operations	$78.7	$432.5	$234.3	$892.1
Net earnings from discontinued operations	9.0	26.0	28.8	53.2
Adjustments to reconcile net earnings to cash (used in) provided by operating activities:
Depreciation and amortization of property, plant and equipment	91.9	91.9	183.9	185.4
Amortization of intangibles	51.5	50.5	103.2	101.0
(Gain) loss on sales of businesses	(0.2)	2.6	(0.2)	3.6
Asset impairment charge	168.4	—	168.4	—
Share of net earnings of equity method investment	—	(4.4)	—	(6.2)
Changes in working capital	(568.0)	(196.4)	(1,904.1)	(916.8)
Changes in other assets and liabilities	(275.2)	41.7	(499.3)	(25.7)
Cash (used in) provided by operating activities	(443.9)	444.4	(1,685.0)	286.6
INVESTING ACTIVITIES
Capital and software expenditures	(145.7)	(105.1)	(285.5)	(193.4)
Proceeds from sales of assets	6.2	4.1	15.2	5.4
Business acquisitions, net of cash acquired	(9.1)	(1.3)	(45.6)	(1.5)
Purchases of investments	(9.2)	(4.0)	(9.3)	(11.0)
Net investment hedge settlements	4.2	—	8.9	(52.6)
Other	(0.7)	(2.5)	(1.4)	(3.6)
Cash used in investing activities	(154.3)	(108.8)	(317.7)	(256.7)
FINANCING ACTIVITIES
Proceeds from debt issuances, net of fees	(2.2)	—	992.6	—
Stock purchase contract fees	(9.8)	(9.8)	(19.6)	(19.6)
Net short-term borrowings	746.6	1.8	3,591.4	1.1
Proceeds from issuances of common stock	5.9	36.3	19.6	100.4
Purchases of common stock for treasury	(1.1)	(2.4)	(2,314.1)	(17.3)
Redemption of preferred stock for treasury	—	(750.0)	—	(750.0)
Craftsman contingent consideration	(11.3)	(6.9)	(21.1)	(13.9)
Termination of interest rate swaps	—	—	22.7	—
Cash dividends on common stock	(114.0)	(111.6)	(230.3)	(221.7)
Cash dividends on preferred stock	—	(9.5)	—	(18.9)
Other	(5.9)	(1.2)	(7.6)	(8.4)
Cash provided by (used in) financing activities	608.2	(853.3)	2,033.6	(948.3)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(22.4)	8.5	(17.6)	(30.4)
Change in cash, cash equivalents and restricted cash	(12.4)	(509.2)	13.3	(948.8)
Cash, cash equivalents and restricted cash, beginning of period	320.5	958.7	294.8	1,398.3
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$308.1	$449.5	$308.1	$449.5

The following table provides a reconciliation of the cash, cash equivalents and restricted cash balances as of July 2, 2022 and January 1, 2022, as shown above:

	July 2, 2022	January 1, 2022
Cash and cash equivalents	$282.3	$142.1
Restricted cash included in Other current assets	6.1	7.6
Cash and cash equivalents included in Current assets held for sale	19.7	145.1
Cash, cash equivalents and restricted cash	$308.1	$294.8
See Notes to Unaudited Condensed Consolidated Financial Statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY
THREE AND SIX MONTHS ENDED JULY 2, 2022 AND JULY 3, 2021
(Unaudited, Millions of Dollars, Except Share and Per Share Amounts)

	Preferred Stock	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non- Controlling Interests	Shareowners’ Equity
Balance January 1, 2022	$620.3	$442.3	$4,999.2	$8,742.4	$(1,845.6)	$(1,368.1)	$1.9	$11,592.4
Net earnings	—	—	—	175.3	—	—	0.1	175.4
Other comprehensive loss	—	—	—	—	(27.7)	—	—	(27.7)
Cash dividends declared — $0.79 per common share	—	—	—	(116.3)	—	—	—	(116.3)
Issuance of common stock (338,897 shares)	—	—	(24.0)	—	—	37.7	—	13.7
Repurchase of common stock (12,729,825 shares)	—	—	(300.0)	—	—	(2,013.0)	—	(2,313.0)
Stock-based compensation related	—	—	30.3	—	—	—	—	30.3
Balance April 2, 2022	$620.3	$442.3	$4,705.5	$8,801.4	$(1,873.3)	$(3,343.4)	$2.0	$9,354.8
Net earnings	—	—	—	87.6	—	—	0.1	87.7
Other comprehensive loss	—	—	—	—	(277.7)	—	—	(277.7)
Cash dividends declared — $0.79 per common share	—	—	—	(114.0)	—	—	—	(114.0)
Issuance of common stock (83,264 shares)	—	—	(4.4)	—	—	10.3	—	5.9
Repurchase of common stock (3,219,632 shares)	—	—	299.9	—	—	(301.0)	—	(1.1)
Stock-based compensation related	—	—	26.3	—	—	—	—	26.3
Balance July 2, 2022	$620.3	$442.3	$5,027.3	$8,775.0	$(2,151.0)	$(3,634.1)	$2.1	$9,081.9

	Preferred Stock	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non- Controlling Interests	Shareowners’ Equity
Balance January 2, 2021	$1,370.3	$442.3	$4,967.8	$7,542.2	$(1,713.7)	$(1,549.3)	$6.8	$11,066.4
Net earnings (loss)	—	—	—	487.4	—	—	(0.6)	486.8
Other comprehensive loss	—	—	—	—	(97.7)	—	—	(97.7)
Cash dividends declared — $0.70 per share	—	—	—	(110.1)	—	—	—	(110.1)
Cash dividends declared - $50.00 per annum per preferred share	—	—	—	(9.4)	—	—	—	(9.4)
Issuance of common stock (848,275 shares)	—	—	(12.7)	—	—	76.8	—	64.1
Repurchase of common stock (80,310 shares)	—	—	—	—	—	(14.9)	—	(14.9)
Non-controlling interest buyout	—	—	(2.8)	—	—	—	(3.2)	(6.0)
Stock-based compensation related	—	—	25.6	—	—	—	—	25.6
Balance April 3, 2021	$1,370.3	$442.3	$4,977.9	$7,910.1	$(1,811.4)	$(1,487.4)	$3.0	$11,404.8
Net earnings (loss)	—	—	—	459.5	—	—	(1.0)	458.5
Other comprehensive income	—	—	—	—	24.4	—	—	24.4
Cash dividends declared — $0.70 per share	—	—	—	(111.6)	—	—	—	(111.6)
Cash dividends declared - $50.00 per annum per preferred share	—	—	—	(4.8)	—	—	—	(4.8)
Issuance of common stock (305,153 shares)	—	—	8.1	—	—	28.2	—	36.3
Repurchase of common stock (355,751 shares)	—	—	72.2	—	—	(74.6)	—	(2.4)
Redemption and conversion of preferred stock (1,469,055 shares)	(750.0)	—	(137.3)	—	—	137.3	—	(750.0)
Stock-based compensation related	—	—	30.8	—	—	—	—	30.8
Balance July 3, 2021	$620.3	$442.3	$4,951.7	$8,253.2	$(1,787.0)	$(1,396.5)	$2.0	$11,086.0
See Notes to Unaudited Condensed Consolidated Financial Statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 2, 2022

A.    SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (hereinafter referred to as “generally accepted accounting principles”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations for the interim periods have been included and are of a normal, recurring nature. Operating results for the three and six months ended July 2, 2022 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes included in Stanley Black & Decker, Inc.’s (the “Company”) Form 10-K for the year ended January 1, 2022, and subsequent related filings with the Securities and Exchange Commission ("SEC").

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

On July 5, 2022, the Company completed the previously announced sale of its Mechanical Access Solutions ("MAS") business, the automatic doors business. On July 22, 2022, the Company completed the previously announced sale of its Convergent Security Solutions ("CSS") business comprising of the commercial electronic security and healthcare businesses. Based on management's commitment to sell these businesses, the assets and liabilities related to MAS and CSS were classified as held for sale on the Company's Condensed Consolidated Balance Sheets as of July 2, 2022 and January 1, 2022.

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

In June 2022, the Company announced that it had reached a definitive agreement for the sale of its Oil & Gas business as part of the Company's strategic commitment to simplify and streamline its portfolio to focus on the core Tools & Outdoor and Industrial businesses. Based on management's commitment to sell this business, the assets and liabilities related to Oil & Gas were classified as held for sale on the Company's Condensed Consolidated Balance Sheet as of July 2, 2022. There were no assets or liabilities held for sale relating to the Oil & Gas business as of January 1, 2022. This pending divestiture does not qualify for discontinued operations and therefore, its results are included in the Company's continuing operations for all periods presented.

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

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). The new standard reduces the number of accounting models for convertible debt instruments and convertible preferred stock, and amends the guidance for the derivatives scope exception for contracts in an entity's own equity. The standard also amends and makes targeted improvements to the related earnings per share guidance. The ASU is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The Company adopted this standard in the first quarter of 2022, using the modified retrospective method, which has no impact to prior periods. In accordance with the standard, the Company increased weighted-average shares outstanding used to calculate diluted earnings per share for both the three and six months ended July 2, 2022 by 4.1 million shares, as required by the use of the if-converted method for convertible instruments that may be settled in cash or shares. See Note C, Earnings Per Share for further discussion.
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

RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED — In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The new standard clarifies that a contractual restriction on the sale of an equity security should not be considered in measuring the fair value of the security. The new standard also requires certain disclosures related to equity securities with contractual sale restrictions. The ASU is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The standard should be applied prospectively. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.
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

C.    EARNINGS PER SHARE
The following table reconciles net earnings attributable to common shareowners and the weighted-average shares outstanding used to calculate basic and diluted earnings per share for the three and six months ended July 2, 2022 and July 3, 2021:

	Second Quarter		Year-to-Date
	2022	2021	2022	2021
Numerator (in millions):
Net Earnings from Continuing Operations Attributable to Common Shareowners	$78.6	$428.7	$234.1	$879.5
Add: Contract adjustment payments accretion	0.4	0.3	0.7	0.5
Net Earnings from Continuing Operations Attributable to Common Shareowners - Diluted	$79.0	$429.0	$234.8	$880.0
Net earnings from discontinued operations	9.0	26.0	28.8	53.2
Net Earnings Attributable to Common Shareowners - Diluted	$88.0	$455.0	$263.6	$933.2

	Second Quarter		Year-to-Date
	2022	2021	2022	2021
Denominator (in thousands):
Basic weighted-average shares outstanding	145,353	158,644	150,385	158,081
Dilutive effect of stock contracts and awards	9,461	6,543	9,742	6,653
Diluted weighted-average shares outstanding	154,814	165,187	160,127	164,734

	Second Quarter		Year-to-Date
	2022	2021	2022	2021
Earnings per share of common stock:
Basic earnings per share of common stock:
Continuing operations	$0.54	$2.70	$1.56	$5.56
Discontinued operations	$0.06	$0.16	$0.19	$0.34
Total basic earnings per share of common stock	$0.60	$2.87	$1.75	$5.90

Diluted earnings per share of common stock:
Continuing operations	$0.51	$2.60	$1.47	$5.34
Discontinued operations	$0.06	$0.16	$0.18	$0.32
Total dilutive earnings per share of common stock	$0.57	$2.75	$1.65	$5.67
The following weighted-average stock options were not included in the computation of weighted-average diluted shares outstanding because the effect would be anti-dilutive (in thousands):

	Second Quarter		Year-to-Date
	2022	2021	2022	2021
Number of stock options	4,166	706	3,356	901
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
On and after November 15, 2022, the Series D Preferred Stock may be converted into common stock at the option of the holder. At the election of the Company, upon conversion, the Company may deliver cash, common stock, or a combination thereof. The conversion rate was initially 5.2263 shares of common stock per one share of Series D Preferred Stock, which was equivalent to an initial conversion price of approximately $191.34 per share of common stock. As of July 2, 2022, due to customary anti-dilution provisions, the conversion rate was 5.2409, equivalent to a conversion price of approximately $190.81 per share of common stock. Upon the adoption of ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40), beginning in the first quarter of 2022, the common shares that would be required to settle the applicable conversion value of the Series D Preferred Stock were included in the denominator of diluted earnings per share using the if-converted method. In accordance with the standard, the Company increased weighted-average shares outstanding used to calculate diluted earnings per share for both the three and six months ended July 2, 2022 by 4.1 million shares.
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

Refer to Note J, Equity Arrangements, for further discussion of the above transactions.

D.    ACCOUNTS AND NOTES RECEIVABLE, NET

(Millions of Dollars)	July 2, 2022	January 1, 2022
Trade accounts receivable	$1,522.0	$1,398.2
Trade notes receivable	69.6	75.3
Other accounts receivable	102.7	104.1
Gross accounts and notes receivable	$1,694.3	$1,577.6
Allowance for credit losses	(102.2)	(95.9)
Accounts and notes receivable, net	$1,592.1	$1,481.7
Trade receivables are dispersed among a large number of retailers, distributors and industrial accounts in many countries. Adequate reserves have been established to cover anticipated credit losses.

The changes in the allowance for credit losses for the three and six months ended July 2, 2022 and July 3, 2021 are as follows:

	Second Quarter		Year-to-Date
(Millions of Dollars)	2022	2021	2022	2021
Beginning Balance	$107.8	$109.3	$95.9	$106.2
Charged To Costs and Expenses	3.3	(4.9)	14.4	(2.7)
Other, including recoveries and deductions (a)	(8.9)	(1.3)	(8.1)	(0.4)
Balance end of period	$102.2	$103.1	$102.2	$103.1

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

At July 2, 2022 and January 1, 2022, the Industrial segment operating lease receivable was $0.7 million and $21.2 million, respectively, from leasing equipment to customers. The decrease is primarily due to reclassifying $22.9 million to held for sale as of July 2, 2022, related to the Oil & Gas business. Net sales from operating lease revenue were $16.0 million and $28.7 million for the three and six months ended July 2, 2022, respectively. Net sales from operating lease revenue were $11.0 million and $30.6 million for the three and six months ended July 3, 2021, respectively.

The Company has an accounts receivable sale program. According to the terms, the Company sells certain of its trade accounts receivables at fair value to a wholly owned, consolidated, bankruptcy-remote special purpose subsidiary (“BRS"). The BRS, in turn, can sell such receivables to a third-party financial institution (“Purchaser”) for cash. The Purchaser’s maximum cash investment in the receivables at any time is $110.0 million. The purpose of the program is to provide liquidity to the Company. These transfers qualify as sales under ASC 860, Transfers and Servicing, and receivables are derecognized from the Company’s consolidated balance sheet when the BRS sells those receivables to the Purchaser. The Company has no retained interests in the transferred receivables, other than collection and administrative responsibilities. At July 2, 2022 and January 1, 2022, the Company did not record a servicing asset or liability related to its retained responsibility based on its assessment of the servicing fee, market values for similar transactions and its cost of servicing the receivables sold.

At July 2, 2022 and January 1, 2022, net receivables of approximately $110.0 million and $100.0 million, respectively, were derecognized. Proceeds from transfers of receivables to the Purchaser totaled $132.3 million and $214.6 million for the three and six months ended July 2, 2022, respectively, and payments to the Purchaser totaled $108.7 million and $204.6 million, respectively. Proceeds from transfers of receivables to the Purchaser totaled $119.3 million and $182.7 million for the three and six months ended July 3, 2021, respectively, and payments to the Purchaser totaled $83.6 million and $169.5 million, respectively. The program resulted in a pre-tax loss of $0.9 million and $1.3 million for the three and six months ended July 2, 2022, respectively, which included service fees of $0.2 million and $0.4 million, respectively. The program resulted in a pre-tax loss of $0.4 million and $0.8 million for the three and six months ended July 3, 2021, respectively, which included service fees of $0.2 million and $0.4 million, respectively. All cash flows under the program are reported as a component of changes in accounts receivable within operating activities in the Condensed Consolidated Statements of Cash Flows since all the cash from the Purchaser is received upon the initial sale of the receivable.

As of July 2, 2022 and January 1, 2022, the Company's deferred revenue totaled $105.2 million and $117.1 million, respectively, of which $26.1 million and $35.0 million, respectively, was classified as current. As of July 2, 2022, deferred revenue of $10.5 million related to the Oil & Gas business was reclassified as held for sale, all of which was current. Revenue recognized for the six months ended July 2, 2022 and July 3, 2021 that was previously deferred as of January 1, 2022 and January 2, 2021 totaled $11.4 million and $12.1 million, respectively.

E.    INVENTORIES
The components of Inventories, net at July 2, 2022 and January 1, 2022 are as follows:

(Millions of Dollars)	July 2, 2022	January 1, 2022
Finished products	$4,114.7	$3,486.2
Work in process	456.3	394.8
Raw materials	2,064.5	1,538.9
Total	$6,635.5	$5,419.9

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

The MTD acquisition is being accounted for as a business combination using the acquisition method of accounting, which requires, among other things, certain assets acquired and liabilities assumed to be recognized at their fair values as of the acquisition date. The following table summarizes the estimated acquisition date value of identifiable net assets acquired and liabilities assumed:

(Millions of Dollars)
Cash and cash equivalents	$111.6
Accounts receivable, net	275.1
Inventories, net	897.0
Prepaid expenses and other assets	97.7
Property, plant and equipment	258.7
Trade names	390.0
Customer relationships	460.0
Other assets	37.8
Accounts payable	(394.4)
Accrued expenses	(261.2)
Deferred revenue	(0.9)
Long-term debt	(110.9)
Deferred taxes	(205.4)
Other liabilities	(68.4)
Total identifiable net assets	$1,486.7
Goodwill	450.0
Total consideration	$1,936.7
The weighted-average useful life assigned to the definite-lived intangible assets is 15 years.

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the expected cost synergies of the combined business and assembled workforce. It is estimated that $0.6 million of goodwill will be deductible for tax purposes.

The acquisition accounting for MTD is preliminary in certain respects. During the measurement period, the Company expects to record adjustments relating to the finalization of intangible assets, property, plant and equipment, working capital accounts, and opening balance sheet contingencies, amongst others.

A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. The Company’s judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact the Company’s results from operations.

Excel

On November 12, 2021, the Company acquired Excel Industries ("Excel") for $373.7 million, net of cash acquired. Excel is a leading designer and manufacturer of premium commercial and residential turf-care equipment under the brands of Hustler Turf Equipment and BigDog Mower Co. The results of Excel subsequent to the date of acquisition are included in the Company's Tools & Outdoor segment.

The Company believes this is a strategically important bolt-on acquisition as it builds an outdoor products leader. The Excel acquisition is being accounted for as a business combination, which requires, among other things, certain assets acquired and liabilities assumed to be recognized at their fair values as of the acquisition date. The estimated value of identifiable net assets acquired, which includes $36.7 million of working capital, $48.5 million of deferred tax liabilities, and $203.5 million of intangible assets, is $200.4 million. The related goodwill is $173.3 million. The amount allocated to intangible assets includes $158.0 million for customer relationships. The weighted-average useful life assigned to the intangible assets is 14 years.

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the expected cost synergies of the combined business and assembled workforce. It is estimated that $0.6 million of goodwill will be deductible for tax purposes.

The acquisition accounting for Excel is preliminary in certain respects. During the measurement period, the Company expects to record adjustments relating to the finalization of working capital accounts, and opening balance sheet contingencies, amongst others.

A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. The Company’s judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact the Company’s results from operations.

Other 2021 Acquisitions

During 2021, the Company completed two other acquisitions for a total purchase price of $207.7 million, net of cash acquired. The estimated acquisition date value of the identifiable net assets acquired is $51.5 million and working capital is $36.6 million. The related goodwill is $156.2 million. The results of these acquisitions subsequent to the dates of acquisition are included in the Company's Tools & Outdoor segment.

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the expected cost synergies of the combined business and assembled workforce. It is estimated that $44.8 million of goodwill will be deductible for tax purposes.

The acquisition accounting for these acquisitions is preliminary in certain respects. During the measurement period, the Company expects to record adjustments relating to working capital accounts, various opening balance sheet contingencies and various income tax matters, amongst others.

ACTUAL AND PRO-FORMA IMPACT OF THE ACQUISITIONS

Actual Impact from Acquisition

The Company did not complete any material acquisitions in the first half of 2022. As such, there was no material impact from new acquisitions on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended July 2, 2022.

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

(Millions of Dollars, except per share amounts)	Second Quarter		Year-To-Date
	2022	2021	2022	2021
Net sales	$4,393.0	$4,672.8	$8,841.0	$9,267.6
Net earnings from continuing operations attributable to common shareowners - Diluted	$107.4	$451.8	$350.3	$927.6
Diluted earnings per share of common stock - Continuing operations	$0.69	$2.74	$2.19	$5.63

2022 Pro-forma Results

The 2022 pro-forma results were calculated by combining the actual results of Stanley Black & Decker for the three and six months ended July 2, 2022, inclusive of the results of MTD and Excel, with the following adjustment:

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

2021 Pro-forma Results

The 2021 pro-forma results were calculated by combining the results of Stanley Black & Decker with the stand-alone results of the 2021 acquisitions for their respective pre-acquisition period. Accordingly, the following adjustment was made:

•Elimination of the historical pre-acquisition intangible asset amortization expense and the addition of intangible asset amortization expense related to intangibles valued as part of the acquisition accounting that would have been incurred from January 2, 2021 to July 3, 2021.

•Because the 2021 acquisitions were assumed to occur on December 29, 2019, there were no acquisition-related costs or inventory step-up charges factored into the 2021 pro-forma year, as such expenses would have occurred in the first year following the assumed acquisition date.

INVESTMENTS

During 2022 and 2021, the Company made additional immaterial investments in new and emerging start-up companies focused on innovation, breakthrough products and advanced technologies. With the exception of one immaterial investment, these investments, which are included in Other assets in the Condensed Consolidated Balance Sheets, do not qualify for equity method accounting as the Company acquired less than 20 percent interest in each investment and does not have the ability to significantly influence the operating or financial decisions of any of the investees.

G.    GOODWILL
Changes in the carrying amount of goodwill by segment are as follows:

(Millions of Dollars)	Tools & Outdoor	Industrial	Total
Balance January 1, 2022	$5,973.7	$2,617.0	$8,590.7
Reclassification to assets held for sale	—	(39.5)	(39.5)
Acquisitions	46.5	—	46.5
Foreign currency translation	(115.8)	(22.8)	(138.6)
Balance July 2, 2022	$5,904.4	$2,554.7	$8,459.1
Goodwill totaling $2,010.7 million and $2,088.0 million from the previously reported Security segment was reclassified to assets held for sale as of July 2, 2022 and January 1, 2022, respectively. In addition, $39.5 million of goodwill was reclassified to assets held for sale as of July 2, 2022 relating to the Oil & Gas business. Refer to Footnote T, Divestitures, for additional information.

H.    LONG-TERM DEBT AND FINANCING ARRANGEMENTS

Long-term debt and financing arrangements at July 2, 2022 and January 1, 2022 are as follows:

		July 2, 2022						January 1, 2022
(Millions of Dollars)	Interest Rate	Original Notional	Unamortized Discount	Unamortized Gain/(Loss) Terminated Swaps [1]	Purchase Accounting FV Adjustment	Deferred Financing Fees	Carrying Value	Carrying Value
Notes payable due 2025	2.30%	$500.0	$(0.6)	$—	$—	$(2.2)	$497.2	$—
Notes payable due 2026	3.40%	500.0	(0.4)	—	—	(1.6)	498.0	497.8
Notes payable due 2026	3.42%	25.0	—	—	1.5	(0.1)	26.4	24.9
Notes payable due 2026	1.84%	28.5	—	—	(0.5)	(0.1)	27.9	28.4
Notes payable due 2028	7.05%	150.0	—	6.5	6.4	—	162.9	163.9
Notes payable due 2028	4.25%	500.0	(0.2)	—	—	(2.8)	497.0	496.8
Notes payable due 2028	3.52%	50.0	—	—	4.0	(0.2)	53.8	49.9
Notes payable due 2030	2.30%	750.0	(1.9)	—	—	(4.0)	744.1	743.7
Notes payable due 2032	3.00%	500.0	(0.9)	—	—	(3.4)	495.7	—
Notes payable due 2040	5.20%	400.0	(0.2)	(26.8)	—	(2.5)	370.5	369.7
Notes payable due 2048	4.85%	500.0	(0.5)	—	—	(4.8)	494.7	494.6
Notes payable due 2050	2.75%	750.0	(1.9)	—	—	(7.9)	740.2	740.0
Notes payable due 2060 (junior subordinated)	4.00%	750.0	—	—	—	(9.0)	741.0	740.9
Other, payable in varying amounts 2022 through 2027	3.47%-4.31%	4.3	—	—	—	(0.7)	3.6	4.3
Total Long-term debt, including current maturities		$5,407.8	$(6.6)	$(20.3)	$11.4	$(39.3)	$5,353.0	$4,354.9
Less: Current maturities of long-term debt							(1.2)	(1.3)
Long-term debt							$5,351.8	$4,353.6
1Unamortized gain/(loss) associated with interest rate swaps are more fully discussed in Note I, Financial Instruments.

In February 2022, the Company issued $500.0 million of senior unsecured term notes maturing February 24, 2025 ("2025 Term Notes") and $500.0 million of senior unsecured term notes maturing May 15, 2032 (“2032 Term Notes”). The 2025 Term Notes will accrue interest at a fixed rate of 2.3% per annum and the 2032 Term Notes at a fixed rate of 3.0% per annum, with interest payable semi-annually in arrears, and rank equally in right of payment with all of the Company's existing and future unsecured unsubordinated debt. The Company received total net proceeds from this offering of approximately $992.6 million, net of approximately $7.4 million of underwriting expenses and other fees associated with the transaction. The Company used the net proceeds from the offering for general corporate purposes, including repayment of indebtedness under the commercial paper facilities.

The Company has a $3.5 billion commercial paper program which includes Euro denominated borrowings in addition to U.S. Dollars. As of July 2, 2022 and January 1, 2022, the Company had commercial paper borrowings outstanding of $3.3 billion and $2.2 billion, respectively.

The Company has a five-year $2.5 billion committed credit facility (the “5-Year Credit Agreement”). Borrowings under the 5-Year Credit Agreement may be made in U.S. Dollars, Euros or Pounds Sterling. A sub-limit amount of $814.3 million is designated for swing line advances which may be drawn in Euros pursuant to the terms of the 5-Year Credit Agreement. Borrowings bear interest at a floating rate plus an applicable margin dependent upon the denomination of the borrowing and specific terms of the 5-Year Credit Agreement. The Company must repay all advances under the 5-Year Credit Agreement by the earlier of September 8, 2026 or upon termination. The 5-Year Credit Agreement is designated to be a liquidity back-stop for the Company's $3.5 billion U.S. Dollar and Euro commercial paper program. As of July 2, 2022, and January 1, 2022, the Company had not drawn on its five-year committed credit facility.

The Company has a 364-Day $1.0 billion committed credit facility (the "364-Day Credit Agreement"). Borrowings under the 364-Day Credit Agreement may be made in U.S. Dollars or Euros and bear interest at a floating rate plus an applicable margin dependent upon the denomination of the borrowing and pursuant to the terms of the 364-Day Credit Agreement. The Company must repay all advances under the 364-Day Credit Agreement by the earlier of September 7, 2022 or upon termination. The

Company may, however, convert all advances outstanding upon termination into a term loan that shall be repaid in full no later than the first anniversary of the termination date provided that the Company, among other things, pays a fee to the administrative agent for the account of each lender. The 364-Day Credit Agreement serves as part of the liquidity back-stop for the Company’s $3.5 billion U.S. Dollar and Euro commercial paper program. As of July 2, 2022, and January 1, 2022, the Company had not drawn on its 364-Day Credit Agreement.

The Company has a second 364-Day $1.0 billion committed credit facility (the "Second 364-Day Credit Agreement"). Borrowings under the Second 364-Day Credit Agreement may be made in U.S. Dollars and Euros and bear interest at a base rate plus an applicable margin determined at the time of borrowing. The Company must repay all advances under the Second 364-Day Credit Agreement by the earlier of November 15, 2022 or upon termination. The Company may, however, convert all advances outstanding upon termination into a term loan that shall be repaid in full no later than the first anniversary of the termination date provided that the Company, among other things, pays a fee to the administrative agent for the account of each lender. As of July 2, 2022 and January 1, 2022, the Company had not drawn on its Second 364-Day Credit Agreement.

In January 2022, the Company executed a third 364-Day $2.5 billion committed credit facility (the "Third 364-Day Credit Agreement"). Borrowings under the Third 364-Day Credit Agreement shall be made in U.S. Dollars and bear interest at a base rate plus an applicable margin determined at the time of the borrowing. The Company must repay all advances under the Third 364-Day Credit Agreement by the earlier of January 25, 2023 or upon termination. The Company may, however, convert all advances outstanding upon termination into a term loan that shall be repaid in full no later than the first anniversary of the termination date provided that the Company, among other things, pays a fee to the administrative agent for the account of each lender. As of July 2, 2022, the Company had $2.5 billion outstanding on its Third 364-Day Credit Agreement.

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

A summary of the fair values of the Company’s derivatives recorded in the Condensed Consolidated Balance Sheets at July 2, 2022 and January 1, 2022 is as follows:

(Millions of Dollars)	Balance Sheet Classification	July 2, 2022	January 1, 2022	Balance Sheet Classification	July 2, 2022	January 1, 2022
Derivatives designated as hedging instruments:
Interest Rate Contracts Cash Flow	Other current assets	$—	$1.2	Accrued expenses	$—	$1.9
Foreign Exchange Contracts Cash Flow	Other current assets	18.7	18.3	Accrued expenses	—	0.8
Net Investment Hedge	Other current assets	1.1	2.5	Accrued expenses	—	—
	LT other assets	—	3.3	LT other liabilities	—	—
Total designated as hedging		$19.8	$25.3		$—	$2.7
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other current assets	$9.5	$7.8	Accrued expenses	$8.5	$6.0
Total		$29.3	$33.1		$8.5	$8.7
The counterparties to all of the above mentioned financial instruments are major international financial institutions. The Company is exposed to credit risk for net exchanges under these agreements, but not for the notional amounts. The credit risk is limited to the asset amounts noted above. The Company limits its exposure and concentration of risk by contracting with diverse financial institutions and does not anticipate non-performance by any of its counterparties. Further, as more fully discussed in Note M, Fair Value Measurements, the Company considers non-performance risk of its counterparties at each reporting period and adjusts the carrying value of these assets accordingly. The risk of default is considered remote. As of

July 2, 2022 and January 1, 2022, there were no assets that had been posted as collateral related to the above mentioned financial instruments.

During the six months ended July 2, 2022 and July 3, 2021, cash flows related to derivatives, including those that are separately discussed below, resulted in net cash received of $60.2 million and net cash paid of $101.7 million, respectively.

CASH FLOW HEDGES

There were after-tax mark-to-market losses of $22.0 million and $49.8 million as of July 2, 2022 and January 1, 2022, respectively, reported for cash flow hedge effectiveness in Accumulated other comprehensive loss. An after-tax gain of $11.7 million is expected to be reclassified to earnings as the hedged transactions occur or as amounts are amortized within the next twelve months. The ultimate amount recognized will vary based on fluctuations of the hedged currencies and interest rates through the maturity dates.

The tables below detail pre-tax amounts of derivatives designated as cash flow hedges in Accumulated other comprehensive loss during the periods in which the underlying hedged transactions affected earnings for the three and six months ended July 2, 2022 and July 3, 2021:

	Second Quarter 2022
(Millions of dollars)	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Recognized in Income on Amounts Excluded from Effectiveness Testing
Interest Rate Contracts	$—	Interest expense	$(1.5)	$—
Foreign Exchange Contracts	$16.9	Cost of sales	$7.2	$—

	Year-to-Date 2022
(Millions of Dollars)	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Recognized in Income on Amounts Excluded from Effectiveness Testing
Interest Rate Contracts	$23.4	Interest expense	$(2.7)	$—
Foreign Exchange Contracts	$23.4	Cost of sales	$13.3	$—

	Second Quarter 2021
(Millions of dollars)	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Recognized in Income on Amounts Excluded from Effectiveness Testing
Interest Rate Contracts	$(25.0)	Interest expense	$(1.0)	$—
Foreign Exchange Contracts	$3.9	Cost of sales	$(7.6)	$—

	Year-to-Date 2021
(Millions of Dollars)	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Recognized in Income on Amounts Excluded from Effectiveness Testing
Interest Rate Contracts	$27.4	Interest expense	$(2.1)	$—
Foreign Exchange Contracts	$8.2	Cost of sales	$(11.4)	$—

A summary of the pre-tax effect of cash flow hedge accounting on the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended July 2, 2022 and July 3, 2021 is as follows:

	Second Quarter 2022		Year-to-Date 2022
(Millions of Dollars)	Cost of Sales	Interest Expense	Cost of Sales	Interest Expense
Total amount in the Consolidated Statements of Operations and Comprehensive Income (Loss) in which the effects of the cash flow hedges are recorded	$3,185.9	$78.2	$6,328.5	$132.9
Gain (loss) on cash flow hedging relationships:
Foreign Exchange Contracts:
Hedged Items	$(7.2)	$—	$(13.3)	$—
Gain (loss) reclassified from OCI into Income	$7.2	$—	$13.3	$—
Interest Rate Swap Agreements:
Gain (loss) reclassified from OCI into Income [1]	$—	$(1.5)	$—	$(2.7)

	Second Quarter 2021		Year-to-Date 2021
(Millions of Dollars)	Cost of Sales	Interest Expense	Cost of Sales	Interest Expense
Total amount in the Consolidated Statements of Operations and Comprehensive Income (Loss) in which the effects of the cash flow hedges are recorded	$2,437.1	$46.5	$4,770.1	$94.0
Gain (loss) on cash flow hedging relationships:
Foreign Exchange Contracts:
Hedged Items	$7.6	$—	$11.4	$—
Gain (loss) reclassified from OCI into Income	$(7.6)	$—	$(11.4)	$—
Interest Rate Swap Agreements:
Gain (loss) reclassified from OCI into Income [1]	$—	$(1.0)	$—	$(2.1)
1 Inclusive of the gain/loss amortization on terminated derivative financial instruments.

An after-tax gain of $2.2 million and loss of $5.3 million were reclassified from Accumulated other comprehensive loss into earnings (inclusive of the gain/loss amortization on terminated derivative instruments) for the three months ended July 2, 2022 and July 3, 2021, respectively. An after-tax gain of $4.7 million and loss of $8.2 million were reclassified from Accumulated other comprehensive loss into earnings (inclusive of the gain/loss amortization on terminated derivative instruments) for the six months ended July 2, 2022 and July 3, 2021, respectively.

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

The Company has no outstanding forward starting swaps designated as cash flow hedges as of July 2, 2022, and had $400.0 million outstanding in forward starting swaps designated as cash flow hedges as of January 1, 2022.

Foreign Currency Contracts

Forward Contracts: Through its global businesses, the Company enters into transactions and makes investments denominated in multiple currencies that give rise to foreign currency risk. The Company and its subsidiaries regularly purchase inventory from subsidiaries with functional currencies different than their own, which creates currency-related volatility in the Company’s results of operations. The Company utilizes forward contracts to hedge these forecasted purchases and sales of inventory. Gains and losses reclassified from Accumulated other comprehensive loss are recorded in Cost of sales as the hedged item affects earnings. There are no components excluded from the assessment of effectiveness for these contracts. At July 2, 2022 and

January 1, 2022, the notional value of forward currency contracts outstanding was $233.9 million and $512.1 million, respectively, maturing on various dates through 2022.
FAIR VALUE HEDGES

Interest Rate Risk: In an effort to optimize the mix of fixed versus floating rate debt in the Company’s capital structure, the Company enters into interest rate swaps. In prior years, the Company entered into interest rate swaps related to certain of its notes payable which were subsequently terminated. Amortization of the gain/loss on previously terminated swaps is reported as a reduction of interest expense. Prior to termination, the changes in the fair value of the swaps and the offsetting changes in fair value related to the underlying notes were recognized in earnings. As of July 2, 2022 and January 1, 2022, the Company did not have any active fair value interest rate swaps.

A summary of the pre-tax effect of fair value hedge accounting on the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended July 2, 2022 and July 3, 2021 is as follows:

(Millions of Dollars)	Second Quarter 2022 Interest Expense	Year-to-Date 2022 Interest Expense
Total amount in the Consolidated Statements of Operations and Comprehensive Income (Loss) in which the effects of the fair value hedges are recorded	$78.2	$132.9
Amortization of gain on terminated swaps	$(0.1)	$(0.2)

(Millions of Dollars)	Second Quarter 2021 Interest Expense	Year-to-Date 2021 Interest Expense
Total amount in the Consolidated Statements of Operations and Comprehensive Income (Loss) in which the effects of the fair value hedges are recorded	$46.5	$94.0
Amortization of gain on terminated swaps	$(0.1)	$(0.2)
A summary of the amounts recorded in the Condensed Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges as of July 2, 2022 and January 1, 2022 is as follows:

	July 2, 2022
(Millions of Dollars)	Carrying Amount of Hedged Liability (1)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liability
Current Maturities of Long-Term Debt	$—	Terminated Swaps	$—
Long-Term Debt	$533.4	Terminated Swaps	$(20.3)

	January 1, 2022
(Millions of Dollars)	Carrying Amount of Hedged Liability (1)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liability
Current Maturities of Long-Term Debt	$—	Terminated Swaps	$—
Long-Term Debt	$533.6	Terminated Swaps	$(20.4)
(1) Represents hedged items no longer designated in qualifying fair value hedging relationships.

NET INVESTMENT HEDGES

The Company utilizes net investment hedges to offset the translation adjustment arising from re-measurement of its investment in the assets and liabilities of its foreign subsidiaries. The total after-tax amounts in Accumulated other comprehensive loss were gains of $73.1 million and $71.8 million at July 2, 2022 and January 1, 2022, respectively.

As of July 2, 2022 and January 1, 2022, the Company had a foreign exchange contract with a notional value of $75.0 million maturing in 2022 hedging a portion of its Taiwan dollar denominated net investments. As of January 1, 2022, the Company had a cross currency swap with a notional value of $100.0 million that was hedging a portion of its Japanese yen denominated net investments and was scheduled to mature in 2023. During 2022, this swap was terminated resulting in a gain of $4.0 million.

Maturing foreign exchange contracts resulted in net cash received of $8.9 million and net cash paid of $52.6 million for the six months ended July 2, 2022 and July 3, 2021, respectively.

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

The pre-tax gain or loss from fair value changes for the three and six months ended July 2, 2022 and July 3, 2021 was as follows:

	Second Quarter 2022
(Millions of Dollars)	Total Gain (Loss) Recorded in OCI	Excluded Component Recorded in OCI	Income Statement Classification	Total Gain (Loss) Reclassified from OCI to Income	Excluded Component Amortized from OCI to Income
Forward Contracts	$2.5	$—	Other, net	$0.2	$0.2
Cross Currency Swap	$(0.6)	$—	Other, net	$—	$—
Non-derivative designated as Net Investment Hedge	$—	$—	Other, net	$—	$—

	Year-to-Date 2022
(Millions of Dollars)	Total Gain (Loss) Recorded in OCI	Excluded Component Recorded in OCI	Income Statement Classification	Total Gain (Loss) Reclassified from OCI to Income	Excluded Component Amortized from OCI to Income
Forward Contracts	$5.3	$0.6	Other, net	$0.7	$0.7
Cross Currency Swap	$(1.4)	$2.5	Other, net	$1.5	$1.5
Non-derivative designated as Net Investment Hedge	$(0.1)	$—	Other, net	$—	$—

	Second Quarter 2021
(Millions of Dollars)	Total Gain (Loss) Recorded in OCI	Excluded Component Recorded in OCI	Income Statement Classification	Total Gain (Loss) Reclassified from OCI to Income	Excluded Component Amortized from OCI to Income
Forward Contracts	$(0.6)	$—	Other, net	$0.7	$0.7
Cross Currency Swap	$1.2	$6.5	Other, net	$0.8	$0.8

	Year-to-Date 2021
(Millions of Dollars)	Total Gain (Loss) Recorded in OCI	Excluded Component Recorded in OCI	Income Statement Classification	Total Gain (Loss) Reclassified from OCI to Income	Excluded Component Amortized from OCI to Income
Forward Contracts	$(1.0)	$0.8	Other, net	$0.7	$0.7
Cross Currency Swap	$9.3	$13.9	Other, net	$2.1	$2.1
UNDESIGNATED HEDGES

Foreign Exchange Contracts: Foreign exchange forward contracts are used to reduce risks arising from the change in fair value of certain foreign currency denominated assets and liabilities (such as affiliate loans, payables and receivables). The objective is to minimize the impact of foreign currency fluctuations on operating results. The total notional amount of the forward contracts outstanding at July 2, 2022 and January 1, 2022 was $1.0 billion and $1.2 billion, maturing on various dates through 2022. The gain (loss) recorded in income from changes in the fair value related to derivatives not designated as hedging instruments under ASC 815 for the three and six ended July 2, 2022 and July 3, 2021 are as follows:

(Millions of Dollars)	Income Statement Classification	Second Quarter 2022	Year-to-Date 2022	Second Quarter 2021	Year-to-Date 2021
Foreign Exchange Contracts	Other, net	$7.0	$7.9	$(7.4)	$(23.5)

J.    EQUITY ARRANGEMENTS
In March 2022, the Company executed accelerated share repurchase ("ASR") agreements with a notional amount of $2.0 billion, which was funded through borrowings under one of its existing 364-Day committed credit facilities. The ASR terms provided for an initial delivery of 85% of the total notional share equivalent at execution or 10,756,770 shares of common stock. In May 2022, the Company received an additional 3,211,317 shares in aggregate, determined by the volume-weighted average price of the Company’s common stock during the term of the transaction. The final shares delivered reflect a blended settlement price of $143.18 per share for the entire transaction. In February 2022, the Company also executed open market share repurchases for a total of 1,888,601 shares of common stock for $300.0 million.

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

The initial maximum settlement rate of 0.6272 was calculated using an initial reference price of $159.45, equal to the last reported sale price of the Company's common stock on November 7, 2019. As of July 2, 2022, due to the customary anti-dilution provisions, the maximum settlement rate was 0.6290, equivalent to a reference price of $158.99. If the applicable market value of the Company's common stock is less than or equal to the reference price, the settlement rate will be the maximum settlement rate; and if the applicable market value of the Company's common stock is greater than the reference price, the settlement rate will be a number of shares of the Company's common stock equal to $100 per share divided by the applicable market value. Upon a successful remarketing of the Series D Preferred Stock (the "Remarketed Series D Preferred Stock"), the Company will receive additional cash proceeds of $750 million and issue shares of Remarketed Series D Preferred Stock.

The Company pays Contract Adjustment Payments to the holders of the 2022 Purchase Contracts at a rate of 5.25% per annum, payable quarterly in arrears on February 15, May 15, August 15 and November 15, which commenced on February 15, 2020. The $114.2 million present value of the Contract Adjustment Payments reduced the Series D Preferred Stock at inception. As each quarterly Contract Adjustment Payment is made, the related liability is reduced and the difference between the cash payment and the present value will accrete to interest expense, approximately $1.3 million per year over the three-year term. As of July 2, 2022, the present value of the Contract Adjustment Payments was $19.2 million.

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

The capped call transactions have a term of approximately three years and are intended to cover the number of shares issuable upon conversion of the Series D Preferred Stock. Subject to customary anti-dilution adjustments, the capped call had an initial lower strike price of $191.34, which corresponded to the minimum 5.2263 settlement rate of the Series D Preferred Stock, and an upper strike price of $207.29, which was approximately 30% higher than the closing price of the Company's common stock on November 7, 2019. As of July 2, 2022, due to the customary anti-dilution provisions, the capped call transactions were at an adjusted lower strike price of $190.81 and an adjusted upper strike price of $206.71.

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

With respect to the impact on the Company, the capped call transactions and 2019 Equity Units, when taken together, result in the economic equivalent of having the conversion price on the 2019 Equity Units at $206.71, the upper strike price of the capped call as of July 2, 2022.

The Company paid $19.2 million, or an average of $4.90 per option, to enter into capped call transactions on 3.9 million shares of common stock. The $19.2 million premium paid was recorded as a reduction of Shareowners’ Equity. The aggregate fair value of the options at July 2, 2022 was $0.2 million.

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

K.    ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables summarize the changes in the balances for each component of Accumulated other comprehensive loss:

(Millions of Dollars)	Currency translation adjustment and other	Unrealized (losses) gains on cash flow hedges, net of tax	Unrealized gains (losses) on net investment hedges, net of tax	Pension (losses) gains, net of tax	Total
Balance - January 1, 2022	$(1,543.0)	$(49.8)	$71.8	$(324.6)	$(1,845.6)
Other comprehensive (loss) income before reclassifications	(359.3)	32.5	3.0	19.2	(304.6)
Reclassification adjustments to earnings	—	(4.7)	(1.7)	5.6	(0.8)
Net other comprehensive (loss) income	(359.3)	27.8	1.3	24.8	(305.4)
Balance - July 2, 2022	$(1,902.3)	$(22.0)	$73.1	$(299.8)	$(2,151.0)

(Millions of Dollars)	Currency translation adjustment and other	Unrealized (losses) gains on cash flow hedges, net of tax	Unrealized gains (losses) on net investment hedges, net of tax	Pension (losses) gains, net of tax	Total
Balance - January 2, 2021	$(1,235.3)	$(103.0)	$72.8	$(448.2)	$(1,713.7)
Other comprehensive (loss) income before reclassifications	(124.8)	29.3	6.3	1.1	(88.1)
Reclassification adjustments to earnings	—	8.2	(2.1)	8.7	14.8
Net other comprehensive (loss) income	(124.8)	37.5	4.2	9.8	(73.3)
Balance - July 3, 2021	$(1,360.1)	$(65.5)	$77.0	$(438.4)	$(1,787.0)

The Company uses the portfolio method for releasing the stranded tax effects from Accumulated other comprehensive loss. The reclassifications out of Accumulated other comprehensive loss for the six months ended July 2, 2022 and July 3, 2021 were as follows:

(Millions of Dollars)	2022	2021	Affected line item in Consolidated Statements of Operations And Comprehensive Income (Loss)
Realized gains (losses) on cash flow hedges	$13.3	$(11.4)	Cost of sales
Realized losses on cash flow hedges	(2.7)	(2.1)	Interest expense
Total before taxes	$10.6	$(13.5)
Tax effect	(5.9)	5.3	Income taxes
Realized gains (losses) on cash flow hedges, net of tax	$4.7	$(8.2)

Realized gains on net investment hedges	$2.2	$2.8	Other, net
Tax effect	(0.5)	(0.7)	Income taxes
Realized gains on net investment hedges, net of tax	$1.7	$2.1

Amortization of defined benefit pension items:
Actuarial losses and prior service costs / credits	$(7.2)	$(11.4)	Other, net
Settlement loss	(0.2)	(0.1)	Other, net
Total before taxes	$(7.4)	$(11.5)
Tax effect	1.8	2.8	Income taxes
Amortization of defined benefit pension items, net of tax	$(5.6)	$(8.7)
L.    NET PERIODIC BENEFIT COST — DEFINED BENEFIT PLANS
Following are the components of net periodic pension (benefit) expense for the three and six months ended July 2, 2022 and July 3, 2021:

	Second Quarter
	Pension Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans		All Plans
(Millions of Dollars)	2022	2021	2022	2021	2022	2021
Service cost	$1.2	$1.5	$3.6	$4.4	$—	$—
Interest cost	8.7	5.8	5.7	4.3	0.6	0.3
Expected return on plan assets	(15.1)	(13.7)	(9.5)	(10.3)	—	—
Amortization of prior service cost (credit)	0.2	0.3	(0.2)	(0.2)	—	(0.1)
Amortization of net loss (gain)	1.8	2.2	2.0	3.5	(0.1)	—
Settlement / curtailment loss	—	—	0.2	—	—	—
Special termination benefit	—	—	—	—	6.9	—
Net periodic pension (benefit) expense	$(3.2)	$(3.9)	$1.8	$1.7	$7.4	$0.2

	Year-to-Date
	Pension Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans		All Plans
(Millions of Dollars)	2022	2021	2022	2021	2022	2021
Service cost	$2.8	$2.8	$7.5	$8.6	$0.1	$0.1
Interest cost	16.7	11.5	11.7	8.5	0.8	0.5
Expected return on plan assets	(30.2)	(27.4)	(19.7)	(20.2)	—	—
Amortization of prior service cost (credit)	0.4	0.6	(0.4)	(0.4)	—	(0.3)
Amortization of net loss (gain)	3.3	4.5	4.1	7.0	(0.2)	—
Settlement / curtailment loss	—	—	0.2	0.1	—	—
Special termination benefit	—	—	—	—	6.9	—
Net periodic pension (benefit) expense	$(7.0)	$(8.0)	$3.4	$3.6	$7.6	$0.3
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
The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis for each of the hierarchy levels:

(Millions of Dollars)	Total Carrying Value	Level 1	Level 2	Level 3
July 2, 2022
Money market fund	$10.9	$10.9	$—	$—
Equity Security	$6.4	$6.4	$—	$—
Deferred compensation plan investments	$19.3	$19.3	$—	$—
Derivative assets	$29.3	$—	$29.3	$—
Derivative liabilities	$8.5	$—	$8.5	$—
Contingent consideration liability	$284.7	$—	$—	$284.7
January 1, 2022
Money market fund	$11.0	$11.0	$—	$—
Equity Security	$13.8	$13.8	$—	$—
Deferred compensation plan investments	$26.2	$26.2	$—	$—
Derivative assets	$33.1	$—	$33.1	$—
Derivative liabilities	$8.7	$—	$8.7	$—
Contingent consideration liability	$288.6	$—	$—	$288.6
The following table provides information about the Company's financial assets and liabilities not carried at fair value:

	July 2, 2022		January 1, 2022
(Millions of Dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
Other investments	$9.3	$9.4	$11.2	$11.6
Long-term debt, including current portion	$5,353.0	$4,949.6	$4,354.9	$4,850.2
The money market fund and other investments related to the West Coast Loading Corporation ("WCLC") trust are considered Level 1 instruments within the fair value hierarchy. The equity security is considered a Level 1 instrument and is recorded at its quoted market price. The deferred compensation plan investments are considered Level 1 instruments and are recorded at their quoted market price. The long-term debt instruments are considered Level 2 instruments and are measured using a discounted cash flow analysis based on the Company’s marginal borrowing rates. The differences between the carrying values and fair values of long-term debt are attributable to the stated interest rates differing from the Company's marginal borrowing rates. The fair values of the Company's variable rate short-term borrowings approximate their carrying values at July 2, 2022 and January 1, 2022. The fair values of the derivative financial instruments in the table above are based on current settlement values.

As part of the Craftsman® brand acquisition in March 2017, the Company recorded a contingent consideration liability representing the Company's obligation to make payments to Transform Holdco, LLC, which operates Sears and Kmart retail locations, of between 2.5% and 3.5% on sales of Craftsman products in new Stanley Black & Decker channels through March 2032. During the six months ended July 2, 2022, the Company paid approximately $21.1 million for royalties owed. The Company will continue making future payments quarterly through the second quarter of 2032. The estimated fair value of the contingent consideration liability is determined using a discounted cash flow analysis taking into consideration future sales projections, forecasted payments to Transform Holdco, LLC, based on contractual royalty rates, and the related tax impacts. The estimated fair value of the contingent consideration liability was $284.7 million and $288.6 million as of July 2, 2022 and January 1, 2022, respectively. Adjustments to the contingent consideration liability, with the exception of cash payments, are recorded in SG&A in the Consolidated Statements of Operations and Comprehensive Income (Loss). A 100 basis point reduction in the discount rate would result in an increase to the liability of approximately $9.8 million as of July 2, 2022.

A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. The Company's judgments used to determine the estimated contingent consideration liabilities discussed above, including estimated future sales projections, can materially impact the Company’s results from operations.

The Company had no significant non-recurring fair value measurements, nor any other financial assets or liabilities measured using Level 3 inputs, during the first six months of 2022 or 2021.

Refer to Note I, Financial Instruments, for more details regarding derivative financial instruments, Note R, Contingencies, for more details regarding the other investments related to the WCLC trust, and Note H, Long-Term Debt and Financing Arrangements, for more information regarding the carrying values of the long-term debt.

N.    OTHER COSTS AND EXPENSES
Other, net is primarily comprised of intangible asset amortization expense, currency-related gains or losses, environmental remediation expense, acquisition-related transaction and consulting costs, and certain pension gains or losses. Acquisition-related transaction and consulting costs of $3.8 million and $4.8 million, respectively, were included in Other, net during the three and six months ended July 2, 2022. Other, net also included a $7.1 million charge related to a voluntary retirement program during the three and six months ended July 2, 2022. Acquisition-related transaction and consulting costs of $0.5 million and $2.1 million, respectively, were included in Other, net during the three and six months ended July 3, 2021.

O.    RESTRUCTURING CHARGES
A summary of the restructuring reserve activity from January 1, 2022 to July 2, 2022 is as follows:

(Millions of Dollars)	January 1, 2022	Net Additions	Usage	Currency	July 2, 2022
Severance and related costs	$28.2	$64.6	$(43.5)	$2.1	$51.4
Facility closures and asset impairments	3.5	7.6	(8.6)	0.1	2.6
Total	$31.7	$72.2	$(52.1)	$2.2	$54.0
For the three and six months ended July 2, 2022, the Company recognized net restructuring charges of $19.5 million and $72.2 million, respectively, primarily related to severance and related costs. The majority of the $54.0 million of reserves remaining as of July 2, 2022 is expected to be utilized within the next 12 months.
Segments: The $72 million of net restructuring charges for the six months ended July 2, 2022 includes: $45 million in the Tools & Outdoor segment; $16 million in the Industrial segment; and $11 million in Corporate.
The $19 million of net restructuring charges for the three months ended July 2, 2022 includes: $2 million in the Tools & Outdoor segment; $8 million in the Industrial segment; and $9 million in Corporate.

P.    INCOME TAXES

The Company recognized an income tax benefit of $62.8 million and $39.9 million for the three and six months ended July 2, 2022, respectively, resulting in effective tax rates of (395.0)% and (20.5)%. These effective tax rates differ from the U.S. statutory tax rate primarily due to a benefit associated with the anticipated disposition of the Company's Oil & Gas business, the continued reorganization of the supply chain, the impact of lower forecasted earnings in North America and the re-measurement of uncertain tax positions. Excluding the impacts of the acquisition-related and other charges, the effective tax rates were (3.9)% and 6.4% for the three and six months ended July 2, 2022, respectively. These effective tax rates differ from the U.S. statutory tax rate due to the items discussed above, excluding the benefit associated with the anticipated disposition of the Company's Oil & Gas business.

The Company recognized income tax expense of $67.3 million and $182.8 million for the three and six months ended July 3, 2021, respectively, resulting in effective tax rates of 13.6% and 17.1%. Excluding the impacts of the acquisition-related and other charges, the effective tax rates were 14.3% and 17.5% for the three and six months ended July 3, 2021, respectively. These effective tax rates differ from the U.S. statutory tax rate primarily due to tax on foreign earnings, the re-measurement of uncertain tax position reserves, the re-measurement of the deferred tax assets and liabilities due to foreign corporate income tax rate changes, and the tax benefit of equity-based compensation.

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

	Second Quarter		Year-to-Date
(Millions of Dollars)	2022	2021	2022	2021
Net Sales
Tools & Outdoor	$3,744.9	$3,196.5	$7,546.1	$6,259.4
Industrial	648.1	602.2	1,294.7	1,259.9
Other	—	0.2	0.2	0.4
Consolidated	$4,393.0	$3,798.9	$8,841.0	$7,519.7
Segment Profit
Tools & Outdoor	$361.6	$627.0	$740.1	$1,271.7
Industrial	58.3	60.5	99.6	160.3
Segment Profit	419.9	687.5	839.7	1,432.0
Corporate Overhead	(65.5)	(92.8)	(140.2)	(168.6)
Other, net	(79.1)	(42.5)	(141.1)	(90.5)
Gain (loss) on sales of businesses	0.2	(2.6)	0.2	(3.6)
Asset impairment charge	(168.4)	—	(168.4)	—
Restructuring charges	(19.5)	(10.4)	(72.2)	(12.2)
Interest income	6.5	2.7	9.3	5.6
Interest expense	(78.2)	(46.5)	(132.9)	(94.0)
Earnings from continuing operations before income taxes and equity interest	$15.9	$495.4	$194.4	$1,068.7
Corporate Overhead includes the corporate overhead element of SG&A, which is not allocated to the business segments.

The Company recognizes revenue at a point in time from the sale of tangible products or over time depending on when the performance obligation is satisfied. For the three and six months ended July 2, 2022 and July 3, 2021, the majority of the Company’s revenue was recognized at the time of sale. The percent of total segment revenue recognized over time for the Industrial segment for the three and six months ended July 2, 2022 was 6.1% and 6.0%, respectively. The percent of total segment revenue recognized over time for the Industrial segment for the three and six months ended July 3, 2021 was 4.2% and 5.0%, respectively.
The following table is a further disaggregation of the Industrial segment revenue for the three and six months ended July 2, 2022 and July 3, 2021:

	Second Quarter		Year-to-Date
(Millions of Dollars)	2022	2021	2022	2021
Engineered Fastening	$466.1	$456.5	$946.2	$953.3
Infrastructure	182.0	145.7	348.5	306.6
Industrial	$648.1	$602.2	$1,294.7	$1,259.9
The following table is a summary of total assets by segment as of July 2, 2022 and January 1, 2022:

(Millions of Dollars)	July 2, 2022	January 1, 2022
Tools & Outdoor	$20,766.5	$19,537.9
Industrial	5,311.6	5,627.8
	26,078.1	25,165.7
Assets held for sale	3,415.2	3,505.4
Corporate assets	(131.9)	(491.1)
Consolidated	$29,361.4	$28,180.0
Corporate assets primarily consist of cash, deferred taxes, property, plant and equipment, and right-of-use lease assets. Based on the nature of the Company's cash pooling arrangements, at times the corporate-related cash accounts will be in a net liability position.

GEOGRAPHIC AREAS

The following table is a summary of net sales by geographic area for the three and six months ended July 2, 2022 and July 3, 2021:

	Second Quarter		Year-to-Date
(Millions of Dollars)	2022	2021	2022	2021
United States	$2,731.5	$2,201.8	$5,476.0	$4,333.7
Canada	243.5	168.3	480.0	354.6
Other Americas	216.1	209.7	414.4	406.8
France	128.0	127.1	268.0	262.2
Other Europe	729.8	763.4	1,503.4	1,501.4
Asia	344.1	328.6	699.2	661.0
Consolidated	$4,393.0	$3,798.9	$8,841.0	$7,519.7
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
The Company, along with many other companies, has been named as a PRP in numerous administrative proceedings for the remediation of various waste sites, including 26 active Superfund sites. Current laws potentially impose joint and several liabilities upon each PRP. In assessing its potential liability at these sites, the Company has considered the following: whether responsibility is being disputed, the terms of existing agreements, experience at similar sites, and the Company’s volumetric contribution at these sites.
The Company’s policy is to accrue environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. If no amount in the range of probable loss is considered most likely, the minimum loss in the range is accrued. The amount of liability recorded is based on an evaluation of currently available facts with respect to each individual site and includes such factors as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. The liabilities recorded do not take into account any claims for recoveries from insurance or third parties. As assessments and remediation progress at individual sites, the amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. As of July 2, 2022 and January 1, 2022, the Company had reserves of $147.9 million and $159.1 million, respectively, for remediation activities associated with Company-owned properties, as well as for Superfund sites, for losses that are probable and estimable. Of the 2022 amount, $46.6 million is classified as current and $101.3 million as long-term which is expected to be paid over the estimated remediation period. As of July 2, 2022, the range of environmental remediation costs that is reasonably possible is $75.5 million to $256.3 million which is subject to change in the near term. The Company may be liable for environmental remediation of sites it no longer owns. Liabilities have been recorded on those sites in accordance with the Company's policy.
As of July 2, 2022, the Company has recorded $16.2 million in other assets related to funding received by the Environmental Protection Agency (“EPA”) and placed in a trust in accordance with the final settlement with the EPA, embodied in a Consent Decree approved by the United States District Court for the Central District of California on July 3, 2013. Per the Consent Decree, Emhart Industries, Inc. (a dissolved and liquidated former indirectly wholly-owned subsidiary of The Black & Decker Corporation) (“Emhart”) has agreed to be responsible for an interim remedy at a site located in Rialto, California and formerly operated by West Coast Loading Corporation (“WCLC”), a defunct company for which Emhart was alleged to be liable as a successor. The remedy will be funded by (i) the amounts received from the EPA as gathered from multiple parties, and, to the extent necessary, (ii) Emhart's affiliate. The interim remedy requires the construction of a water treatment facility and the filtering of ground water at or around the site for a period of approximately 30 years or more. As of July 2, 2022, the Company's net cash obligation associated with remediation activities, including WCLC assets, is $131.7 million.
The EPA also asserted claims in federal court in Rhode Island against Black & Decker and Emhart related to environmental contamination found at the Centredale Manor Restoration Project Superfund Site ("Centredale"), located in North Providence, Rhode Island. The EPA discovered a variety of contaminants at the site, including but not limited to, dioxins, polychlorinated biphenyls, and pesticides. The EPA alleged that Black & Decker and Emhart are liable for site clean-up costs under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") as successors to the liability of Metro-Atlantic, Inc., a former operator at the site, and demanded reimbursement of the EPA’s costs related to this site. Black & Decker and Emhart then vigorously litigated the issue of their liability for environmental conditions at the Centredale site, including completing trial on Phase 1 of the proceedings in late July 2015 and completing trial on Phase 2 of the proceedings in April 2017. On July 9, 2018, a Consent Decree was lodged with the United States District Court documenting the terms of a settlement between the Company and the United States for reimbursement of EPA's past costs and remediation of environmental contamination found at the Centredale site. The terms of the Consent Decree were subject to public comment and Court approval. After a full hearing on March 19, 2019, the Court approved and entered the Consent Decree on April 8, 2019. The settlement resolves outstanding issues relating to Phase 1 and 2 of the litigation with the United States. The Company is complying with the terms of the settlement. The District Court's entry of the Consent Decree was appealed by several PRPs at the site to the United States Court of Appeals for the First Circuit. The District Court's actions were affirmed by the First Circuit on February 17, 2021. Phase 3 of the litigation, is addressing the potential allocation of liability to other PRPs who may have contributed to contamination of the Centredale site with dioxins, polychlorinated biphenyls and other contaminants of concern. As of July 2, 2022, the Company has a remaining reserve of $50.6 million for this site.
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
Per the terms of a Final Order and Judgment approved by the United States District Court for the Middle District of Florida on January 22, 1991, Emhart is responsible for a percentage of remedial costs arising out of the Kerr McGee Chemical Corporation Superfund Site located in Jacksonville, Florida. On March 15, 2017, the Company received formal notification from the EPA that the EPA had issued a ROD selecting the preferred alternative identified in the Proposed Cleanup Plan. As of July 2, 2022, the Company has reserved $21.8 million for this site.

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

S.    COMMITMENTS AND GUARANTEES

COMMITMENTS — The Company has numerous assets, predominantly real estate, vehicles and equipment, under various lease arrangements. The following is a summary of the Company's right-of-use-assets and lease liabilities:

(Millions of Dollars)	July 2, 2022	January 1, 2022
Right-of-use assets	$398.5	$426.0
Lease liabilities	$407.6	$439.1
Weighted-average incremental borrowing rate	3.4%	3.5%
Weighted-average remaining term	6 years	6 years

Right-of-use assets are included within Other assets in the Condensed Consolidated Balance Sheets, while lease liabilities are included within Accrued expenses and Other liabilities, as appropriate. The Company determines its incremental borrowing rate based on interest rates from its debt issuances, taking into consideration adjustments for collateral, lease terms and foreign currency.

As of July 2, 2022, the Company had unrecognized commitments that require the future purchase of goods or services (unconditional purchase obligations) to provide it with access to products and services at competitive prices. These obligations consist of supplier agreements with long-term minimum material purchase requirements and freight forwarding arrangements with minimum quantity commitments. As of July 2, 2022, the Company had unconditional purchase obligations of $632.0 million, consisting of $115.8 million in 2022, $246.7 million in 2023, $263.1 million in 2024 and $6.4 million in 2025.

GUARANTEES — The Company’s financial guarantees at July 2, 2022 are as follows:

(Millions of Dollars)	Term	Maximum Potential Payment	Carrying Amount of Liability
Guarantees on the residual values of leased assets	One to five years	$85.4	$—
Standby letters of credit	Up to three years	201.6	—
Commercial customer financing arrangements	Up to six years	72.5	11.2
Total		$359.5	$11.2
The Company has guaranteed a portion of the residual values of certain leased assets including the previously discussed leases for one of its major distribution centers and two of its office buildings. The lease guarantees are for an amount up to $85.4 million while the fair value of the underlying assets is estimated at $126.3 million. The related assets would be available to satisfy the guarantee obligations and therefore it is unlikely the Company will incur any future loss associated with these guarantees.

The Company has issued $201.6 million in standby letters of credit that guarantee future payments which may be required under certain insurance programs and in relation to certain environmental remediation activities described more fully in Note R, Contingencies.

The Company provides various limited and full recourse guarantees to financial institutions that provide financing to U.S. and Canadian Mac Tool distributors and franchisees for their initial purchase of the inventory and trucks necessary to function as a distributor and franchisee. In addition, the Company provides limited and full recourse guarantees to financial institutions that extend credit to certain end retail customers of its U.S. Mac Tool distributors and franchisees. The gross amount guaranteed in these arrangements is $72.5 million and the $11.2 million carrying value of the guarantees issued is recorded in Other liabilities in the Condensed Consolidated Balance Sheets.

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

The changes in the carrying amount of product warranties for the six months ended July 2, 2022 and July 3, 2021 are as follows:

(Millions of Dollars)	2022	2021
Balance beginning of period	$134.5	$107.9
Warranties and guarantees issued	78.7	70.4
Warranty payments and currency	(82.0)	(77.4)
Balance end of period	$131.2	$100.9

Product warranties totaling $5.0 million and $5.7 million were reclassified to held for sale as of July 2, 2022 and July 3, 2021, respectively.

T.    DIVESTITURES

Oil & Gas business

In June 2022, the Company announced that it had reached a definitive agreement for the sale of its Oil & Gas business as part of the Company's strategic commitment to simplify and streamline its portfolio to focus on the core Tools & Outdoor and Industrial businesses. Based on management's commitment to sell this business, the assets and liabilities related to Oil & Gas were classified as held for sale on the Company's Condensed Consolidated Balance Sheet as of July 2, 2022. There were no assets or liabilities held for sale relating to the Oil & Gas business as of January 1, 2022. This pending divestiture does not qualify for discontinued operations and therefore, its results are included in the Company's continuing operations within the Industrial segment for all periods presented.

Following is the pre-tax losses for this business for the three and six months ended July 2, 2022 and July 3, 2021:

	Second Quarter		Year-to-Date
(Millions of Dollars)	2022	2021	2022	2021
Pre-tax losses	$(0.9)	$(9.0)	$(5.6)	$(10.1)

In addition, the Company recognized a $168.4 million pre-tax asset impairment charge to adjust the carrying amount of the long-lived asset to its fair value less the costs to sell during the second quarter of 2022. The transaction is subject to regulatory approval and other customary closing conditions, and is expected to close in the second half of 2022.

Mechanical Access Solutions business
On July 5, 2022, the Company completed the previously announced sale of its Mechanical Access Solutions ("MAS") business comprising of the automatic doors business to Allegion plc for proceeds of $922.8 million. As of July 2, 2022 and January 1, 2022, the assets and liabilities related to MAS were classified as held for sale on the Company's Condensed Consolidated Balance Sheets. The estimated pre-tax gain on sale to be recognized during the third quarter of 2022 is approximately $600 million to $650 million.
As part of the purchase and sale agreement, the Company will perform transition services relating to certain administrative functions for Purchaser primarily for a period of two years or less, pending integration of these functions into their pre-existing business processes.

Commercial Electronic Security and Healthcare businesses

On July 22, 2022, the Company completed the previously announced sale of its Company's Convergent Security Solutions ("CSS") business comprising of the commercial electronic security and healthcare businesses to Securitas AB ("Purchaser") for proceeds of $3.2 billion. As of July 2, 2022 and January 1, 2022, the assets and liabilities related to CSS were classified as held for sale on the Company's Condensed Consolidated Balance Sheets. The estimated pre-tax gain on sale to be recognized during the third quarter of 2022 is approximately $400 million to $450 million.

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

Summarized operating results of discontinued operations are presented in the following table for the three and six months ended July 2, 2022 and July 3, 2021:

	Second Quarter		Year-to-Date
(Millions of Dollars)	2022	2021	2022	2021
Net Sales	$489.8	$502.0	$978.1	$978.3
Cost of sales	325.9	320.3	638.5	620.1
Selling, general, and administrative(1)	139.6	134.5	277.8	268.3
Other, net and restructuring charges	17.9	14.8	33.2	26.4
Earnings from discontinued operations before income taxes	$6.4	$32.4	$28.6	$63.5
Income taxes on discontinued operations	(2.6)	6.4	(0.2)	10.3
Net earnings from discontinued operations	$9.0	$26.0	$28.8	$53.2
(1) Includes provision for credit losses.

The following table presents the significant non-cash items and capital expenditures for the discontinued operations with respect to MAS and CSS that are included in the Condensed Consolidated Statements of Cash Flows (in millions) for the three and six months ended July 2, 2022 and July 3, 2021:

	Second Quarter		Year-to-Date
(Millions of Dollars)	2022	2021	2022	2021
Depreciation and amortization	$—	$17.3	$0.4	$34.8
Capital expenditures	$2.3	$1.9	$6.3	$6.8
Stock-based compensation	$9.2	$1.9	$18.5	$3.9

The carrying amounts of the assets and liabilities that were aggregated in assets held for sale and liabilities held for sale as of July 2, 2022 and January 1, 2022 are presented in the following table:

(Millions of Dollars)	July 2, 2022	January 1, 2022
Cash and cash equivalents	$19.7	$145.1
Accounts and notes receivable, net	548.3	513.9
Inventories, net	209.4	169.4
Other current assets	73.6	41.2
Property, plant and equipment, net	198.2	84.3
Goodwill and other intangibles, net	2,231.6	2,270.2
Other assets	302.8	281.3
Valuation allowance	(168.4)	—
Total assets	$3,415.2	$3,505.4

Accounts payable and accrued expenses	$483.5	$460.4
Other long-term liabilities	137.1	137.4
Total liabilities	$620.6	$597.8

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
BUSINESS OVERVIEW
Strategy
The Company is a global provider of hand tools, power tools, outdoor products and related accessories, as well as a leading provider of engineered fastening solutions and attachment tools for infrastructure applications. The Company has executed a growth and acquisition strategy that involves industry, geographic and customer diversification to foster sustainable revenue, earnings and cash flow growth over the long term. Over the next two to three years, the Company is focused on leveraging past acquisitions through an organic strategy that optimizes the newly focused portfolio surrounding its tools, outdoor and industrial businesses. Execution of this strategy means reducing complexity and optimizing the operating structure to invest in the Company’s leading franchises to deliver above-market organic growth and to transform the supply chain to be shorter, closer to customers and more responsive to demand.
A key enabler of the strategy is the long-standing Stanley Black & Decker Operating Model (“SBD Operating Model”) which has continually evolved over the past 15 years as times have changed. The core tenets of the SBD Operating Model include the concept of the interrelationship between people and technology, which intersect and interact with the other key elements that are focused on delivering capital efficient growth and margin expansion.
The Company’s growth strategy is interdependent with its social responsibility strategy focused on workforce upskilling, product innovation, and environmental preservation including mitigating the impacts of climate change. These are core business issues that ensure the long-term viability of the Company, its customers, suppliers, and communities. The Company has established environmental, social and corporate governance ("ESG") targets embodied in its 2030 ESG strategy that include empowering 10 million makers and creators, enhancing 500 million lives through purpose-driven product innovation, becoming carbon-neutral, landfill-free across its operations, and reducing water use in water stressed and scarce areas. The carbon neutrality target includes third-party approved science-based targets to reduce absolute scope 1 and 2 greenhouse gas emissions by greater than 100% by 2030, and to reduce supply chain emissions by 35%. The Company’s ESG strategy considers all life-cycle stages including material procurement from supply chain partners, product design, manufacturing, distribution and transportation, product use, product service and end-of-life. Refer to section "Human Capital Management" in Item 1 Business of the Company’s Form 10-K for the year ended January 1, 2022 for additional information regarding the Company's commitment to upskilling its employees and improving diversity, equity and inclusion.
In terms of capital allocation, the Company remains committed, over the long-term, to returning approximately 50% of excess capital to shareholders through a strong and growing dividend as well as opportunistically repurchasing shares. The remaining capital (approximately 50%) will be deployed towards acquisitions. Over the next two to three years the Company expects to prioritize return of excess capital to shareholders.
Share Repurchases And Other Securities
During the first quarter of 2022, the Company repurchased 12,645,371 shares of common stock for approximately $2.3 billion through a combination of an accelerated share repurchase ("ASR") and open market share repurchases. The ASR terms provided for an initial delivery of 85% of the total notional share equivalent at execution, or 10,756,770 shares. The final delivery of the remaining shares totaling 3,211,317 under the ASR was completed during the second quarter of 2022. Refer to Note J, Equity Arrangements, for further discussion.

In addition, on April 23, 2021, the Board of Directors approved repurchases by the Company of its outstanding securities other than common stock up to an aggregate amount of $3.0 billion. No repurchases have been executed pursuant to this authorization to date.

Pending Sale of Oil & Gas business
In June 2022, the Company announced that it had reached a definitive agreement for the sale of its Oil & Gas business. The transaction is subject to regulatory approval and other customary closing conditions, and is expected to close in the second half of 2022.
Sale of Mechanical Access Solutions ("MAS")
On July 5, 2022, the Company completed the previously announced sale of its Mechanical Access Solutions ("MAS") business comprising of the automatic doors business to Allegion plc for proceeds of $922.8 million.
Sale of Convergent Security Solutions ("CSS")
On July 22, 2022, the Company completed the previously announced sale of its CSS business comprising of commercial electronic security and healthcare businesses to Securitas AB for proceeds of $3.2 billion.
Proceeds from the sale of these businesses are expected to be used to fund debt reduction and to contribute to the Company's share repurchase program completed during the first half of 2022. The use of proceeds towards a planned share repurchase program is consistent with the Company's long-term capital allocation strategy focused on value maximization.
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

Implementing Global Cost Reduction Program That Is Expected To Deliver $1 Billion Of Cost Savings By End of 2023 And Approximately $2 Billion Within 3 Years

The Company has launched a series of initiatives designed to generate cost savings by resizing the organization and maximizing cash flow, which will reduce inventory while driving long term growth and improved profitability. These initiatives will optimize the cost base for the current demand environment as well as provide a platform to fund future investments to accelerate growth in the core businesses. The Company expects these initiatives to generate cost savings of approximately $150 million to $200 million in the remainder of 2022, $1 billion by the end of 2023 and grow to approximately $2 billion within three years. In addition, the Company is aggressively reducing inventory to support a working capital reduction of $1.0 billion to $1.5 billion and strong free cash flow generation in the second half of 2022.

The Company’s primary areas of strategic focus are:
•Prioritizing cash flow generation and inventory optimization;
•Streamlining and simplifying the organization, as well as shifting resources to prioritize investments that it believes impacts customers more directly;
•Accelerating the operations and supply chain transformation to better match the needs of its customers; and
•Continuing to advance innovation, electrification and global market penetration to achieve organic growth of 2-3 times the market.

The Company expects to achieve $1 billion of cost savings by the end of 2023 through the following initiatives:
•Accelerating supply chain transformation ($0.5 billion);
•Simplifying the corporate structure ($0.2 billion);
•Optimizing organizational spans and layers and prioritizing investments in its core businesses ($0.1 billion); and
•Reducing indirect spend ($0.2 billion).

While the supply chain transformation is expected to generate significant cost savings through 2023, the Company is embarking on a three-year journey to completely reshape its supply chain. By moving closer to its customers, becoming more responsive to demand and enabling an agile innovation approach with shorter cycle times, the Company expects to deliver approximately $1.5 billion of cumulative cost savings to achieve 35%+ adjusted gross margins. To drive these efficiencies, the plan will focus on:

•Leveraging strategic sourcing and contract manufacturing ($0.5 billion);
•Consolidating facilities with a 30%+ reduction in manufacturing facilities from approximately 120 today ($0.3 billion);
•Executing the SBD Operating Model to deliver operational excellence through efficiency, simplified organizational design and inventory optimization ($0.4 billion); and
•Platforming products and implementing initiatives to drive a 40%+ SKU reduction ($0.3 billion).
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

RESULTS OF OPERATIONS
The Company’s results represent continuing operations and exclude the commercial electronic security, healthcare, and automatic doors businesses, unless specifically noted. These divestitures represent a single plan to exit the Security segment and are considered a strategic shift that will have a major effect on the Company's operations and financial results. Therefore, the operating results of these businesses have been classified as discontinued operations. The pending divestiture of the Oil & Gas business did not qualify for discontinued operations and therefore, its results are included in the Company's continuing operations within the Industrial segment for all periods presented.

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

The Company’s operating results at the consolidated level as discussed below include and exclude acquisition-related and other charges impacting gross profit, SG&A, and Other, net. The Company’s business segment results as discussed below include and exclude acquisition-related and other charges impacting gross profit and SG&A. These amounts for the second quarter and year-to-date periods of 2022 and 2021 are as follows:
Second Quarter 2022

	(Millions of Dollars)	GAAP	Acquisition- Related Charges & Other	Non-GAAP
	Gross profit	$1,207.1	$16.6	$1,223.7
	Selling, general and administrative[1]	852.7	(32.9)	819.8
	Operating profit	354.4	49.5	403.9
	Earnings from continuing operations before income taxes and equity interest	15.9	248.1	264.0
	Income taxes on continuing operations	(62.8)	52.5	(10.3)
	Net Earnings from Continuing Operations Attributable to Common Shareowners - Diluted	79.0	195.6	274.6
	Diluted earnings per share of common stock - Continuing operations	$0.51	$1.26	$1.77
1	Includes provision for credit losses
The Acquisition-Related Charges and Other in the table above relate to the following:

•Charges reducing Gross profit primarily pertaining to inventory step-up charges;
•Charges in SG&A primarily related to integration-related costs;
•Other charges included in Earnings from continuing operations before income taxes and equity interest consisting of:
◦$10.9 million in Other, net primarily related to a voluntary retirement program;
◦$0.2 million gain pertaining to a previously divested business;
◦$168.4 million asset impairment charge related to the Oil & Gas business; and,
◦$19.5 million of restructuring charges primarily pertaining to severance and related costs;
•Income taxes on continuing operations include the tax effect on the above net charges.

Year-To-Date 2022

	(Millions of Dollars)	GAAP	Acquisition- Related Charges & Other	Non-GAAP
	Gross profit	$2,512.5	$105.4	$2,617.9
	Selling, general and administrative[1]	1,813.0	(111.8)	1,701.2
	Operating profit	699.5	217.2	916.7
	Earnings from continuing operations before income taxes and equity interest	194.4	469.5	663.9
	Income taxes on continuing operations	(39.9)	82.3	42.4
	Net Earnings from Continuing Operations Attributable to Common Shareowners - Diluted	234.8	387.2	622.0
	Diluted earnings per share of common stock - Continuing operations	$1.47	$2.41	$3.88
1	Includes provision for credit losses
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
•Other charges included in Earnings from continuing operations before income taxes and equity interest consisting of:
◦$11.9 million in Other, net primarily related to a voluntary retirement program and deal transaction costs;
◦$0.2 million gain on a previously divested business;
◦$168.4 million asset impairment charge related to the Oil & Gas business; and,
◦$72.2 million of restructuring charges primarily pertaining to severance and related costs;
•Income taxes on continuing operations include the tax effect on the above net charges.

Second Quarter 2021

	(Millions of Dollars)	GAAP	Acquisition- Related Charges & Other	Non-GAAP
	Gross profit	$1,361.8	$1.3	$1,363.1
	Selling, general and administrative[1]	767.1	(18.4)	748.7
	Operating profit	594.7	19.7	614.4
	Earnings from continuing operations before income taxes and equity interest	495.4	33.2	528.6
	Income taxes on continuing operations	67.3	8.4	75.7
	Share of net earnings of equity method investment	4.4	11.0	15.4
	Net Earnings from Continuing Operations Attributable to Common Shareowners - Diluted	429.0	35.8	464.8
	Diluted earnings per share of common stock - Continuing operations	$2.60	$0.21	$2.81
1	Includes provision for credit losses
The Acquisition-Related Charges and Other in the table above relate to the following:

•Charges reducing Gross profit pertaining to facility-related charges;
•Charges in SG&A primarily for functional transformation initiatives;
•Other charges included in Earnings from continuing operations before income taxes and equity interest consisting of:
◦$0.5 million in Other, net primarily related to deal transactions costs;
◦$2.6 million net loss pertaining to a previously divested business; and
◦$10.4 million of restructuring charges pertaining to severance and facility closures;
•Income taxes on continuing operations include the tax effect on the above net charges.

Year-To-Date 2021

	(Millions of Dollars)	GAAP	Acquisition- Related Charges & Other	Non-GAAP
	Gross profit	$2,749.6	$5.7	$2,755.3
	Selling, general and administrative[1]	1,486.2	(33.4)	1,452.8
	Operating profit	1,263.4	39.1	1,302.5
	Earnings from continuing operations before income taxes and equity interest	1,068.7	57.0	1,125.7
	Income taxes on continuing operations	182.8	14.4	197.2
	Share of net earnings of equity method investment	6.2	11.2	17.4
	Net Earnings from Continuing Operations Attributable to Common Shareowners - Diluted	880.0	53.8	933.8
	Diluted earnings per share of common stock - Continuing operations	$5.34	$0.33	$5.67
1	Includes provision for credit losses
The Acquisition-Related Charges and Other in the table above relate to the following:

•Charges reducing Gross profit pertaining to facility-related charges;
•Charges in SG&A primarily for functional transformation initiatives;
•Other charges included in Earnings from continuing operations before income taxes and equity interest consisting of:
◦$2.1 million in Other, net primarily related to deal transactions costs;
◦$3.6 million net loss pertaining to a previously divested business; and
◦$12.2 million of restructuring charges pertaining to severance and facility closures;
•Income taxes on continuing operations include the tax effect on the above net charges.

Below is a summary of the Company’s operating results at the consolidated level, followed by an overview of business segment performance.
Consolidated Results

Net Sales: Net sales were $4.393 billion in the second quarter of 2022 compared to $3.799 billion in the second quarter of 2021, representing an increase of 16%, primarily driven by a 24% increase from strategic outdoor power equipment acquisitions and a 7% increase from price realization, partially offset by a 13% and 2% decrease from volume and foreign currency, respectively. Tools & Outdoor net sales increased 17% compared to the second quarter of 2021 due to a 28% increase from the MTD and Excel acquisitions and a 7% increase in price, partially offset by a 16% decline in volume and a 2% decrease from foreign currency. Industrial net sales increased by 8% compared to the second quarter of 2021 as an 8% increase in price and 4% increase in volume was partially offset by a 4% impact from foreign currency.

Net sales were $8.841 billion in the first half of 2022 compared to $7.520 billion in the first half of 2021, representing an increase of 18%, primarily driven by a 23% increase from strategic outdoor power equipment acquisitions and a 6% increase from price realization, partially offset by 9% and 2% decreases from volume and foreign currency, respectively. Tools & Outdoor net sales increased 21% compared to the first half of 2021 due to a 28% increase from the MTD and Excel acquisitions and a 6% increase in price, partially offset by an 11% decline in volume and a 2% decrease from foreign currency. Industrial net sales increased 3% compared to the first half of 2021 as a 7% increase in price was partially offset by a 3% impact from foreign currency and a modest decline in volume of 1%.

Gross Profit: Gross profit was $1.207 billion, or 27.5% of net sales, in the second quarter of 2022 compared to $1.362 billion, or 35.8% of net sales, in the second quarter of 2021. Acquisition-related and other charges, which reduced gross profit, were $16.6 million for the three months ended July 2, 2022 and $1.3 million for the three months ended July 3, 2021. Excluding these charges, gross profit was 27.9% of net sales for the three months ended July 2, 2022, compared to 35.9% for the three months ended July 3, 2021, as price realization was more than offset by commodity inflation, higher supply chain costs and lower volume.

Gross profit was $2.513 billion, or 28.4% of net sales, in the first half of 2022 compared to $2.750 billion, or 36.6% of net sales, in the first half of 2021. Acquisition-related and other charges, which reduced gross profit, were $105.4 million for the six months ended July 2, 2022 and $5.7 million for the six months ended July 3, 2021. Excluding these charges, gross profit was 29.6% of net sales for the six months ended July 2, 2022, compared to 36.6% for the six months ended July 3, 2021, driven by the factors discussed above that impacted the second quarter of 2022.

SG&A Expenses: SG&A, inclusive of the provision for credit losses, was $852.7 million, or 19.4% of net sales, in the second quarter of 2022, compared to $767.1 million, or 20.2% of net sales, in the second quarter of 2021. Within SG&A, acquisition-related and other charges totaled $32.9 million for the three months ended July 2, 2022 and $18.4 million for the three months ended July 3, 2021. Excluding these charges, SG&A was 18.7% of net sales for the three months ended July 2, 2022, compared to 19.7% for the three months ended July 3, 2021.

SG&A, inclusive of the provision for credit losses, was $1.813 billion, or 20.5% of net sales, in the first half of 2022, compared to $1.486 billion, or 19.8% of net sales, in the first half of 2021. Within SG&A, acquisition-related and other charges totaled $111.8 million for the six months ended July 2, 2022 and $33.4 million for the six months ended July 3, 2021. Excluding these charges, SG&A was 19.2% of net sales for the six months ended July 2, 2022, compared to 19.3% for the six months ended July 3, 2021.

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

Other, net: Other, net amounted to $79.1 million and $42.5 million in the second quarter of 2022 and 2021, respectively. Excluding acquisition-related and other charges of $10.9 million, Other, net totaled $68.2 million for the three months ended July 2, 2022. Excluding acquisition-related and other charges of $0.5 million, Other, net totaled $42.0 million for the three months ended July 3, 2021. The increase in 2022 compared to 2021 is driven by higher intangible asset amortization due to the MTD and Excel acquisitions.

Other, net amounted to $141.1 million and $90.5 million in the first half of 2022 and 2021, respectively. Excluding acquisition-related and other charges of $11.9 million, Other, net totaled $129.2 million for the six months ended July 2, 2022. Excluding acquisition-related and other charges of $2.1 million, Other, net totaled $88.4 million for the six months ended July 3, 2021. The increase in 2022 compared to 2021 is driven by higher intangible asset amortization due to the MTD and Excel acquisitions.

(Gain) Loss on Sales of Businesses: During the second quarter of 2022 and 2021, the Company recorded a pre-tax gain of $0.2 million and a pre-tax loss of $2.6 million, respectively, related to previously divested businesses.

During the first half of 2022 and 2021, the Company recorded a pre-tax gain of $0.2 million and a pre-tax loss of $3.6 million, respectively, related to previously divested businesses.

Asset Impairment Charge: During the second quarter of 2022 the Company recorded a pre-tax impairment loss of $168.4 million related to the Oil & Gas business. Refer to Footnote T, Divestitures, for additional information on the pending divestiture of the Oil & Gas business.

Interest, net: Net interest expense was $71.7 million in the second quarter of 2022 compared to $43.8 million in the second quarter of 2021. On a year-to-date basis, net interest expense was $123.6 million in 2022 and $88.4 million in 2021. The year-over-year increase was primarily driven by higher U.S. interest rates and higher average balances relating to the Company's commercial paper borrowings, as well as the $2.25 billion credit facility and $1.0 billion issuance of debt in the first quarter of 2022.

Income Taxes: The Company recognized income tax benefit of $62.8 million and $39.9 million for the three and six months ended July 2, 2022, respectively, resulting in effective tax rates of (395.0)% and (20.5)%. These effective tax rates differ from the U.S. statutory tax rate primarily due to a benefit associated with the anticipated disposition of the Company's Oil & Gas business, the continued reorganization of the supply chain, the impact of lower forecasted earnings in North America and the re-measurement of uncertain tax positions. Excluding the impacts of the acquisition-related and other charges, the effective tax rates were (3.9)% and 6.4% for the three and six months ended July 2, 2022, respectively. These effective tax rates differ from the U.S. statutory tax rate due to the items discussed above, excluding the benefit associated with the anticipated disposition of the Company's Oil & Gas business.

The Company recognized income tax expense of $67.3 million and $182.8 million for the three and six months ended July 3, 2021, respectively, resulting in effective tax rates of 13.6% and 17.1%. Excluding the impacts of the acquisition-related and other charges, the effective tax rates were 14.3% and 17.5% for the three and six months ended July 3, 2021, respectively. These effective tax rates differ from the U.S. statutory tax rate primarily due to tax on foreign earnings, the re-measurement of uncertain tax position reserves, the re-measurement of the deferred tax assets and liabilities due to foreign corporate income tax rate changes, and the tax benefit of equity-based compensation.

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
The Company’s operations are classified into two reportable business segments: Tools & Outdoor and Industrial.
Tools & Outdoor:

	Second Quarter		Year-to-Date
(Millions of Dollars)	2022	2021	2022	2021
Net sales	$3,744.9	$3,196.5	$7,546.1	$6,259.4
Segment profit	$361.6	$627.0	$740.1	$1,271.7
% of Net sales	9.7%	19.6%	9.8%	20.3%

Tools & Outdoor net sales increased $548.4 million, or 17%, in the second quarter of 2022 compared to the second quarter of 2021, as a 28% increase from the MTD and Excel acquisitions and a 7% increase in price were partially offset by lower volume of 16% and 2% from unfavorable currency impacts. Regional year-over-year organic revenue was flat in the emerging markets and had 10% and 11% declines in Europe and North America, respectively. Sales in outdoor products were impacted by a very slow start to the season due to poor weather and a slowing consumer demand environment in the last portion of the quarter, and as a result, were down 8% on a proforma basis. The Tools business had in-line performance through late May, after which, demand slowed significantly for the remainder of the quarter. U.S. retail point-of-sale demand softened during the last portion of the quarter and appears to be stabilizing above 2019 levels on a total dollar basis, supported by price increases and professional demand.

Tools & Outdoor net sales increased $1.287 billion, or 21%, in the first half of 2022 compared to the first half of 2021, primarily driven by a 28% increase from the MTD and Excel acquisitions and a 6% increase in price, partially offset by lower volume of 11% and 2% from unfavorable currency impacts. Organic revenue in emerging markets increased 3% year-over-year and declined in Europe and North America by 4% and 7%, respectively. The year-over-year change was primarily driven by the same factors that impacted the second quarter of 2022, as discussed above.

Segment profit for the second quarter of 2022 was $361.6 million, or 9.7% of net sales, compared to $627.0 million, or 19.6% of net sales, in the second quarter of 2021. Excluding acquisition-related and other charges of $41.3 million and $9.2 million for the three months ended July 2, 2022 and July 3, 2021, respectively, segment profit was 10.8% of net sales in the second quarter of 2022 and 19.9% in the second quarter of 2021, as the benefit from price realization was more than offset by inflation, higher supply chain costs and lower volume.

Segment profit for the first half of 2022 was $740.1 million, or 9.8% of net sales, compared to $1.272 billion, or 20.3% of net sales, in the first half of 2021. Excluding acquisition-related and other charges of $195.0 million and $13.4 million for the six months ended July 2, 2022 and July 3, 2021, respectively, segment profit was 12.4% of net sales in the first half of 2022 and 20.5% in the first half of 2021, primarily driven by the same factors discussed above.
Industrial:

	Second Quarter		Year-to-Date
(Millions of Dollars)	2022	2021	2022	2021
Net sales	$648.1	$602.2	$1,294.7	$1,259.9
Segment profit	$58.3	$60.5	$99.6	$160.3
% of Net sales	9.0%	10.0%	7.7%	12.7%

Industrial net sales increased $45.9 million, or 8%, in the second quarter of 2022 compared to the second quarter of 2021, driven by an 8% increase in price and 4% increase in volume partially offset by 4% from unfavorable currency impacts. Engineered Fastening organic revenues were up by 7% led by growth in aerospace, general industrial and automotive fasteners. Infrastructure organic revenues were up 26%, with attachment tools delivering 17% growth while the business maintained a healthy backlog.

Industrial net sales increased $34.8 million, or 3%, in the first half of 2022 compared to the first half of 2021, as a 7% increase in price was partially offset by unfavorable currency impacts of 3% and a modest decline in volume of 1%. Engineered Fastening and Infrastructure organic revenues grew 3% and 14%, respectively, primarily driven by the same factors discussed above.

Industrial segment profit for the second quarter of 2022 totaled $58.3 million, or 9.0% of net sales, compared to $60.5 million, or 10.0% of net sales, in the corresponding 2021 period. Excluding acquisition-related and other charges of $1.9 million and $3.0 million for the three months ended July 2, 2022 and July 3, 2021, respectively, segment profit amounted to 9.3% of net sales in the second quarter of 2022, down 120 basis points from 10.5% in the second quarter of 2021 as volume growth and price realization were more than offset by commodity inflation, higher supply chain costs and adverse mix.

Industrial segment profit for the first half of 2022 totaled $99.6 million, or 7.7% of net sales, compared to $160.3 million, or 12.7% of net sales, in the corresponding 2021 period. Excluding acquisition-related and other charges of $5.4 million and $6.6 million for the six months ended July 2, 2022 and July 3, 2021, respectively, segment profit amounted to 8.1% of net sales in the first half of 2022 compared to 13.2% in the first half of 2021 primarily driven by the same factors discussed above.
Corporate Overhead

Corporate Overhead includes the corporate overhead element of SG&A, which is not allocated to the business segments. Corporate Overhead amounted to $65.5 million and $92.8 million in the second quarter of 2022 and 2021, respectively. Excluding acquisition-related and other charges of $6.3 million for the three months ended July 2, 2022 and $7.5 million for the three months ended July 3, 2021, the corporate overhead element of SG&A was $59.2 million and $85.3 million for the three months ended July 2, 2022 and July 3, 2021, respectively. The decrease in 2022 compared to 2021 was primarily due to lower employee-related costs.

On a year-to-date basis, the corporate overhead element of SG&A amounted to $140.2 million in 2022 compared to $168.6 million in 2021. Excluding acquisition-related and other charges of $16.8 million for the six months ended July 2, 2022 and $19.1 million for the six months ended July 3, 2021, the corporate overhead element of SG&A was $123.4 million and $149.5 million for the six months ended July 2, 2022 and July 3, 2021, respectively, primarily driven by the same factor discussed above.
RESTRUCTURING ACTIVITIES
A summary of the restructuring reserve activity from January 1, 2022 to July 2, 2022 is as follows:

(Millions of Dollars)	January 1, 2022	Net Additions	Usage	Currency	July 2, 2022
Severance and related costs	$28.2	$64.6	$(43.5)	$2.1	$51.4
Facility closures and asset impairments	3.5	7.6	(8.6)	0.1	2.6
Total	$31.7	$72.2	$(52.1)	$2.2	$54.0
For the three and six months ended July 2, 2022, the Company recognized net restructuring charges of $19.5 million and $72.2 million, primarily related to severance and related costs. The Company expects to achieve annual net cost savings of approximately $154 million by the end of 2022 related to the restructuring costs incurred during the six months ended July 2, 2022. The majority of the $54.0 million of reserves remaining as of July 2, 2022 is expected to be utilized within the next 12 months.

Segments:
The $72 million of net restructuring charges for the six months ended July 2, 2022 includes: $45 million in the Tools & Outdoor segment; $16 million in the Industrial segment; and $11 million in Corporate.
The $19 million of net restructuring charges for the three months ended July 2, 2022 includes: $2 million in the Tools & Outdoor segment; $8 million in the Industrial segment; and $9 million in Corporate.

The anticipated annual net cost savings of approximately $154 million related to the 2022 restructuring actions include: $113 million in the Tools & Outdoor segment; $18 million in the Industrial segment; and $23 million in Corporate.

2022 OUTLOOK
This outlook discussion is intended to provide broad insight into the Company's near-term earnings and cash flow generation prospects. The Company is revising its 2022 diluted earnings per share outlook to $0.80 - $2.05 on a diluted GAAP basis, from $7.20 - $8.30, and on an adjusted diluted EPS basis to $5.00 to $6.00 from $9.50 to $10.50. Free cash flow is expected to be approximately $0.4 billion to $1.0 billion in the second half of the year including tax payments of $0.5 billion to $0.6 billion associated with Security divestitures. Excluding such payments, cash generation is expected to be $1.0 billion to $1.5 billion driven by working capital reductions. The Company is focused on serving its customers by improving power tool supply while reducing inventory in other categories. The Company remains focused on disciplined capital allocation, and intends to balance share repurchase activity with its commitment to dividends and strong investment grade credit ratings.

The Company has changed the following assumptions for 2022 from its prior outlook: lower second half revenue, primarily driven by slowing consumer demand in Tools & Outdoor and moderated expectations for price will approximate $4.25 of dilution to earnings per share; currency translation, other items below operating margin and second quarter performance will approximate $0.55 of dilution to earnings per share; the impact from plant production curtailments will approximate $0.50 to $0.70 of dilution to earnings per share; and the 2022 impact from cost savings initiatives will approximate $0.80 to $1.00 of accretion per diluted share.

The difference between the 2022 diluted earnings per share outlook and the diluted earnings per share range, excluding charges, is $3.95 to $4.20, consisting of acquisition-related and other charges. These forecasted charges primarily relate to restructuring expenses, a voluntary retirement program, the Russia business closure, integration-related costs, a non-cash impairment charge for Oil & Gas, and non-cash inventory step-up charges.

FINANCIAL CONDITION

Liquidity, Sources and Uses of Capital: The Company’s primary sources of liquidity are cash flows generated from operations and available lines of credit under various credit facilities.

Operating Activities: Cash flows used in operations were $443.9 million in the second quarter of 2022 compared to cash provided by operations of $444.4 million in the corresponding period of 2021, primarily driven by lower payable balances and lower earnings. Year-to-date cash flows used in operations were $1.685 billion in 2022 compared to cash provided by operations of $286.6 million in 2021. The year-over-year change was mainly attributable to lower payable balances, lower earnings, and higher inventory levels due to the impact of softer demand and the dwindling effects of supply chain constraints.

Free Cash Flow: Free cash flow, as defined in the table below, was an outflow of $589.6 million in the second quarter of 2022 compared to and inflow of $339.3 million in the corresponding period of 2021. On a year-to-date basis, free cash flow was an outflow of $1.971 billion in 2022 compared to an inflow of $93.2 million in 2021.The decrease in free cash flow during both periods were due to the same factors discussed above in operating activities. The Company has implemented significant production curtailments to slow finished goods manufacturing and expects inventory to decline sequentially beginning in the third quarter of 2022. Management considers free cash flow an important indicator of its liquidity, as well as its ability to fund future growth and provide dividends to shareowners, and is useful information for investors. Free cash flow does not include deductions for mandatory debt service, other borrowing activity, discretionary dividends on the Company’s common and preferred stock and business acquisitions, among other items.

	Second Quarter		Year-to-Date
(Millions of Dollars)	2022	2021	2022	2021
Net cash (used in) provided by operating activities	$(443.9)	$444.4	$(1,685.0)	$286.6
Less: capital and software expenditures	(145.7)	(105.1)	(285.5)	(193.4)
Free cash flow	$(589.6)	$339.3	$(1,970.5)	$93.2
Investing Activities: Cash flows used in investing activities totaled $154.3 million and $108.8 million in the second quarter of 2022 and 2021, respectively, primarily due to capital and software expenditures of $145.7 million and $105.1 million, respectively.
Year-to-date cash flows used in investing activities totaled $317.7 million in 2022 primarily due to capital and software expenditures of $285.5 million and acquisitions of businesses, net of cash acquired, of $45.6 million. Cash flows used in investing activities totaled $256.7 million in the first half of 2021, primarily due to capital and software expenditures of $193.4 million and net investment hedge settlements of $52.6 million.

Financing Activities: Cash flows provided by financing activities totaled $608.2 million in the second quarter of 2022 primarily driven by net short-term borrowings of $746.6 million, partially offset by cash dividend payments on common stock of $114.0 million. Cash flows used in financing activities totaled $853.3 million in the second quarter of 2021 primarily driven by the Series C Preferred Stock redemption and conversion for $750.0 million and cash dividend payments on common stock of $111.6 million.

Cash flows provided by financing activities totaled $2.034 billion in the first quarter of 2022 primarily driven by net short-term borrowings of $3.591 billion and proceeds from debt issuances, net of fees, of $992.6 million, partially offset by share repurchases of $2.314 billion and cash dividend payments on common stock of $230.3 million. Cash flows used in financing activities totaled $948.3 million in the first half of 2021 primarily driven by by the Series C Preferred Stock redemption and conversion for $750.0 million and cash dividend payments on common stock of $221.7 million, partially offset by proceeds from issuances of common stock of $100.4 million.

Credit Ratings & Liquidity:
The Company maintains strong investment grade credit ratings from the major U.S. rating agencies on its senior unsecured debt (S&P A, Fitch A-, Moody's Baa1), as well as its commercial paper program (S&P A-1, Fitch F1, Moody's P-2). There were no changes to any of the Company's credit ratings, however Moody's Corporation changed the Company's outlook from "stable" to "negative" during the second quarter of 2022. Failure to maintain strong investment grade credit rating levels could adversely affect the Company’s cost of funds, liquidity and access to capital markets, but would not have an adverse effect on the Company’s ability to access its existing committed credit facilities.

Cash and cash equivalents totaled $282.3 million and $142.1 million as of July 2, 2022 and January 1, 2022, respectively, which was primarily held in the U.S.

As a result of the Tax Cuts and Jobs Act (the “Act”), the Company's tax liability related to the one-time transition tax associated with unremitted foreign earnings and profits totaled $252 million at July 2, 2022. The Act permits a U.S. company to elect to pay the net tax liability interest-free over a period of up to eight years. The Company has considered the implications of paying the required one-time transition tax and believes it will not have a material impact on its liquidity.

The Company has a $3.5 billion commercial paper program which includes Euro denominated borrowings in addition to U.S. Dollars. As of July 2, 2022 and January 1, 2022, the Company had borrowings outstanding of $3.3 billion and $2.2 billion, respectively.

The Company has a five-year $2.5 billion committed credit facility (the “5-Year Credit Agreement”). Borrowings under the 5-Year Credit Agreement may be made in U.S. Dollars, Euros or Pounds Sterling. A sub-limit amount of $814.3 million is designated for swing line advances which may be drawn in Euros pursuant to the terms of the 5-Year Credit Agreement. Borrowings bear interest at a floating rate plus an applicable margin dependent upon the denomination of the borrowing and specific terms of the 5-Year Credit Agreement. The Company must repay all advances under the 5-Year Credit Agreement by the earlier of September 8, 2026 or upon termination. The 5-Year Credit Agreement is designated to be a liquidity back-stop for the Company's $3.5 billion U.S. Dollar and Euro commercial paper program. As of July 2, 2022 and January 1, 2022, the Company had not drawn on its five-year committed credit facility.

The Company has a 364-Day $1.0 billion committed credit facility (the "364-Day Credit Agreement"). Borrowings under the 364-Day Credit Agreement may be made in U.S. Dollars or Euros and bear interest at a floating rate plus an applicable margin dependent upon the denomination of the borrowing and pursuant to the terms of the 364-Day Credit Agreement. The Company must repay all advances under the 364-Day Credit Agreement by the earlier of September 7, 2022 or upon termination. The Company may, however, convert all advances outstanding upon termination into a term loan that shall be repaid in full no later than the first anniversary of the termination date provided that the Company, among other things, pays a fee to the administrative agent for the account of each lender. The 364-Day Credit Agreement serves as part of the liquidity back-stop for the Company’s $3.5 billion U.S. Dollar and Euro commercial paper program. As of July 2, 2022 and January 1, 2022, the Company had not drawn on its 364-Day committed credit facility.

The Company has a second 364-Day $1.0 billion committed credit facility (the "Second 364-Day Credit Agreement"). Borrowings under the Second 364-Day Credit Agreement may be made in U.S. Dollars and Euros and bear interest at a base rate plus an applicable margin determined at the time of the borrowing. The Company must repay all advances under the Second 364-Day Credit Agreement by the earlier of November 15, 2022 or upon termination. The Company may, however, convert all advances outstanding upon termination into a term loan that shall be repaid in full no later than the first anniversary of the termination date provided that the Company, among other things, pays a fee to the administrative agent for the account of each lender. As of July 2, 2022 and January 1, 2022, the Company had not drawn on its Second 364-Day Credit Agreement.

In January 2022, the Company executed a third 364-Day $2.5 billion committed credit facility (the "Third 364-Day Credit Agreement"). Borrowings under the Third 364-Day Credit Agreement shall be made in U.S. Dollars and bear interest at a base rate plus an applicable margin determined at the time of the borrowing. The Company must repay all advances under the Third 364-Day Credit Agreement by the earlier of January 25, 2023 or upon termination. The Company may, however, convert all advances outstanding upon termination into a term loan that shall be repaid in full no later than the first anniversary of the termination date provided that the Company, among other things, pays a fee to the administrative agent for the account of each lender. As of July 2, 2022, the Company had $2.5 billion outstanding on its Third 364-Day Credit Agreement.

In February 2022, the Company issued $500.0 million of senior unsecured term notes maturing February 24, 2025 ("2025 Term Notes") and $500.0 million of senior unsecured term notes maturing May 15, 2032 (“2032 Term Notes”). The 2025 Term Notes will accrue interest at a fixed rate of 2.3% per annum and the 2032 Term Notes at a fixed rate of 3.0% per annum, with interest payable semi-annually in arrears, and rank equally in right of payment with all of the Company's existing and future unsecured unsubordinated debt. The Company received total net proceeds from this offering of approximately $992.6 million, net of approximately $7.4 million of underwriting expenses and other fees associated with the transaction. The Company used the net proceeds from the offering for general corporate purposes, including repayment of indebtedness under the commercial paper facilities.

In November 2019, the Company issued 7,500,000 Equity Units with a total notional value of $750 million ("2019 Equity Units"). Each unit has a stated amount of $100 and initially consists of a three-year forward stock purchase contract ("2022 Purchase Contracts") for the purchase of a variable number of shares of common stock, on November 15, 2022, for a price of $100, and a 10% beneficial ownership interest in one share of 0% Series D Cumulative Perpetual Convertible Preferred Stock, without par, with a liquidation preference of $1,000 per share ("Series D Preferred Stock"). The Company received approximately $735 million in cash proceeds from the 2019 Equity Units, net of offering expenses and underwriting costs and commissions, and issued 750,000 shares of Series D Preferred Stock. The proceeds were used, together with cash on hand, to redeem the 2052 Junior Subordinated Debentures in December 2019. The Company also used $19 million of the proceeds to enter into capped call transactions utilized to hedge potential economic dilution. On and after November 15, 2022, the Series D Preferred Stock may be converted into common stock at the option of the holder. At the election of the Company, upon conversion, the Company may deliver cash, common stock, or a combination thereof. On or after December 22, 2022, the Company may elect to redeem for cash, all or any portion of the outstanding shares of the Series D Preferred Stock at a redemption price equal to 100% of the liquidation preference, plus any accumulated and unpaid dividends. If the Company calls the Series D Preferred Stock for redemption, holders may convert their shares immediately preceding the redemption date. Upon a successful remarketing of the Series D Preferred Stock (the "Remarketed Series D Preferred Stock"), the Company will receive additional cash proceeds of $750 million and issue shares of Remarketed Series D Preferred Stock. The Company pays the holders of the 2022 Purchase Contracts quarterly contract adjustment payments, which commenced February 15, 2020. As of July 2, 2022, the present value of the contract adjustment payments was approximately $19 million.

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

OTHER MATTERS
Critical Accounting Estimates: There have been no significant changes in the Company’s critical accounting estimates during the second quarter of 2022.
Refer to the “Other Matters” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Form 10-K for the year ended January 1, 2022 for a discussion of the Company’s critical accounting estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no significant change in the Company’s exposure to market risk during the second quarter of 2022. Refer to the Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Form 10-K for the year ended January 1, 2022 for further discussion.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of management, including the Company’s President and Chief Executive Officer and its Interim Chief Financial Officer, the Company has, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined under Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Company’s President and Chief Executive Officer and its Interim Chief Financial Officer have concluded that, as of July 2, 2022, the Company’s disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting that occurred during the second quarter of 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Important factors that could cause the Company's actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in its forward-looking statements include, among others, the following: (i) successfully developing, marketing and achieving sales from new products and services and the continued acceptance of current products and services; (ii) macroeconomic factors, including global and regional business conditions (such as Brexit), commodity prices, inflation and deflation, and currency exchange rates; (iii) laws, regulations and governmental policies affecting the Company's activities in the countries where it does business, including those related to tariffs, taxation, data privacy, anti-bribery, anti-corruption, government contracts and trade controls such as section 301 tariffs and section 232 steel and aluminum tariffs; (iv) the economic, political, cultural and legal environment of emerging markets, particularly Latin America, Russia, China and Turkey; (v) realizing the anticipated benefits of mergers, acquisitions, joint ventures, strategic alliances or divestitures; (vi) pricing pressure and other changes within competitive markets; (vii) availability and price of raw materials, component parts, freight, energy, labor and sourced finished goods; (viii) the impact the tightened credit markets and change to LIBOR and other benchmark rates may have on the Company or its customers or suppliers; (ix) the extent to which the Company has to write off accounts receivable or assets or experiences supply chain disruptions in connection with bankruptcy filings by customers or suppliers; (x) the Company's ability to identify and effectively execute productivity improvements and cost reductions; (xi) potential business and distribution disruptions, including those related to physical security threats, information technology or cyber-attacks, epidemics, pandemics, sanctions, political unrest, war, terrorism or natural disasters; (xii) the continued consolidation of customers, particularly in consumer channels and the Company’s continued reliance on significant customers; (xiii) managing franchisee relationships; (xiv) the impact of poor weather conditions and climate change; (xv) maintaining or improving production rates in the Company's manufacturing facilities, responding to significant changes in customer preferences, product demand and fulfilling demand for new and existing products, and learning, adapting and integrating new technologies into products, services and processes; (xvi) changes in the competitive landscape in the Company's markets; (xvii) the Company's non-U.S. operations, including sales to non-U.S. customers; (xviii) the impact from demand changes within world-wide markets associated with homebuilding and remodeling; (xix) potential adverse developments in new or pending litigation and/or government investigations; (xx) the incurrence of debt and changes in the Company's ability to obtain debt on commercially reasonable terms and at competitive rates; (xxi) substantial pension and other postretirement benefit obligations; (xxii) potential regulatory liabilities, including environmental, privacy, data breach, workers compensation and product liabilities; (xxiii) attracting and retaining key employees, managing a workforce in many jurisdictions, work stoppages or other labor disruptions; (xxiv) the Company's ability to keep abreast with the pace of technological change; (xxv) changes in accounting estimates; (xxvi) the Company’s ability to protect its intellectual property rights and associated reputational impacts; (xxvii) the continued adverse effects of the COVID-19 pandemic and an indeterminate recovery period; (xxviii) the possibility that the Company does not achieve the intended financial benefits from the acquisition of MTD and Excel including failure to achieve the Company’s plans to design, develop and manufacture battery and electric-powered solutions for professional and residential users; (xxix) the Company’s ability to implement, and achieve the expected benefits (including cost savings and reduction in working capital) from its Global Cost Reduction Program including: prioritizing cash flow generation and inventory optimization/reduction; streamlining and simplifying the organization; reducing indirect spend; optimizing organizational spans and layers; shifting resources to prioritize investments in core businesses that impact customers more directly; accelerating the operations and supply chain transformation to better match the needs of customers; leveraging strategic sourcing and contract manufacturing; consolidating facilities with a 30%+ reduction in manufacturing facilities; executing the SBD Operating Model; platforming products and; continuing to advance innovation, electrification and global market penetration; and (xxx) failure to consummate, or a delay in the consummation of, the Oil & Gas sale transaction for various reasons.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
The following table provides information about the Company’s purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the three months ended July 2, 2022:

2022	Total Number Of Shares Purchased (a)	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of A Publicly Announced Plan Or Program	(In Millions) Maximum Number Of Shares That May Yet Be Purchased Under The Program (b)
April 3 - May 7	3,218,643	$143.18	3,211,317	20
May 8 - June 4	—	—	—	20
June 5 - July 2	—	—	—	20
Total	3,218,643	$143.18	3,211,317	20
(a)Shares of common stock in this column totaling 7,326 for the month ended May 7, 2022, were deemed surrendered to the Company by participants in various benefit plans of the Company to satisfy the participants’ taxes related to vesting or delivery of time-vesting restricted share units under those plans.
(b)On February 16, 2022, the Board of Directors terminated the previous repurchase program (the "April 2021 Program") and approved a new repurchase program of up to the greater of (i) 20.0 million shares of the Company’s common stock; and (ii) the number of shares of the Company’s common stock in the aggregate that can be purchased for an amount up to $2.5 billion (the "February 2022 Program"). On April 21, 2022, the Board terminated the February 2022 Program and approved a new share repurchase program of up to 20 million shares of the Company’s common stock (the “April 2022 Program”). The April 2022 Program does not have an expiration date. The Company may repurchase shares under the

April 2022 Program through open market purchases, privately negotiated transactions or share repurchase programs, including one or more accelerated share repurchase programs (under which an initial payment for the entire repurchase amount may be made at the inception of the program). Such repurchases may be funded from cash on hand, short-term borrowings or other sources of cash at the Company’s discretion, and the Company is under no obligation to repurchase any shares pursuant to the repurchase program. The currently authorized shares available for repurchase under the April 2022 Program do not include (i) approximately 3.6 million shares reserved and authorized for purchase under the Company’s approved repurchase program in place prior to the April 2022 Program relating to a forward share purchase contract entered into in March 2015; or (ii) the shares reserved and authorized for repurchase under the February 2022 Program relating to the remaining shares delivered pursuant to the ASR (defined below) in the second quarter of 2022. In March 2022, the Company executed an accelerated share repurchase ("ASR") with a notional amount of $2.0 billion, which was funded through borrowings under one of its existing 364-Day committed credit facilities. The ASR terms provided for an initial delivery of 85% of the total notional share equivalent at execution, or approximately 10.8 million shares. The final delivery of approximately 3.2 million shares was completed in May 2022. The total amount of shares delivered were determined at the end of the calculation period based on the volume weighted average price ("VWAP") of the Company's stock (inclusive of a VWAP discount) during that period. Refer to Note J, Equity Arrangements, of the Notes to (Unaudited) Condensed Consolidated Financial Statements in Part I, Item 1 for further discussion.

ITEM 6. EXHIBITS

(10.1)
Letter Agreement dated May 31, 2022, between Stanley Black & Decker, Inc. and Donald Allan, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 1, 2022).

(10.2)	Stanley Black & Decker 2022 Omnibus Award Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed on April 5, 2022).

(10.3)	Stanley Black & Decker Supplemental Retirement Account Plan (As In Effect January 1, 2019) (filed herewith).*

(11)	Statement re-computation of per share earnings (the information required to be presented in this exhibit appears in Note C to the Company’s (Unaudited) Condensed Consolidated Financial Statements set forth in this Quarterly Report on Form 10-Q).

(31)(i)(a)	Certification by President and Chief Executive Officer pursuant to Rule 13a-14(a).

(i)(b)	Certification by Interim Chief Financial Officer pursuant to Rule 13a-14(a).

(32)(i)	Certification by President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(ii)	Certification by Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)
The following materials from Stanley Black & Decker Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 2, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended July 2, 2022 and July 3, 2021; (ii) Condensed Consolidated Balance Sheets at July 2, 2022 and January 1, 2022; (iii) Condensed Consolidated Statements of Cash Flows for the three and six months ended July 2, 2022 and July 3, 2021; (iv) Consolidated Statements of Changes in Shareowners' Equity for the three and six months ended July 2, 2022 and July 3, 2021; and (v) Notes to (Unaudited) Condensed Consolidated Financial Statements**.

(104)	The cover page of Stanley Black & Decker Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 2, 2022, formatted in iXBRL (included within Exhibit 101 attachments).

*	Management contract or compensation plan or arrangement.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANLEY BLACK & DECKER, INC.

Date:	July 28, 2022	By:	/s/ CORBIN WALBURGER
Corbin Walburger
Interim Chief Financial Officer