Form 10-Q
period 2022-10-01
STANLEY BLACK & DECKER, INC.
filed 2022-10-27
CIK 93556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
147,941,786 shares of the registrant’s common stock were outstanding as of October 21, 2022.

PART I — FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
THREE AND NINE MONTHS ENDED OCTOBER 1, 2022 AND OCTOBER 2, 2021
(Unaudited, Millions of Dollars, Except Per Share Amounts)

	Third Quarter		Year-to-Date
	2022	2021	2022	2021
Net Sales	$4,119.6	$3,779.7	$12,960.6	$11,299.4
Costs and Expenses
Cost of sales	$3,101.5	$2,564.1	$9,430.0	$7,334.2
Selling, general and administrative	799.0	770.8	2,597.6	2,259.7
Provision for credit losses	0.8	2.7	15.2	—
Other, net	69.1	28.9	210.2	119.4
Loss on sales of businesses	8.6	—	8.4	3.6
Asset impairment charge	—	—	168.4	—
Restructuring charges	68.6	0.6	140.8	12.8
Interest income	(15.4)	(2.2)	(24.7)	(7.8)
Interest expense	91.7	45.6	224.6	139.6
	$4,123.9	$3,410.5	$12,770.5	$9,861.5
(Loss) earnings from continuing operations before income taxes and equity interest	(4.3)	369.2	190.1	1,437.9
Income taxes on continuing operations	(40.9)	(0.5)	(80.8)	182.3
Net earnings from continuing operations before equity interest	36.6	369.7	270.9	1,255.6
Share of net earnings of equity method investment	—	9.8	—	16.0
Net earnings from continuing operations	36.6	379.5	270.9	1,271.6
Less: Net (losses) earnings attributable to non-controlling interests	—	(0.1)	0.2	(1.7)
Net earnings from continuing operations attributable to Stanley Black & Decker, Inc.	$36.6	$379.6	$270.7	$1,273.3
Less: Preferred stock dividends and beneficial conversion feature	—	—	—	14.2
Net Earnings from Continuing Operations Attributable to Common Shareowners	$36.6	$379.6	$270.7	$1,259.1
Add: Contract adjustment payments accretion	0.3	0.4	1.0	0.9
Net Earnings from Continuing Operations Attributable to Common Shareowners - Diluted	$36.9	$380.0	$271.7	$1,260.0
Earnings from discontinued operations before income taxes (including pre-tax gain on Security sale of $1,220.0 million)	1,204.9	34.7	1,233.5	98.2
Income taxes on discontinued operations (including income taxes for gain on Security sale of $390.7 million)	396.9	0.1	396.7	10.4
Net earnings from discontinued operations	$808.0	$34.6	$836.8	$87.8
Net Earnings Attributable to Common Shareowners - Diluted	$844.9	$414.6	$1,108.5	$1,347.8
Net Earnings Attributable to Stanley Black & Decker, Inc.	$844.6	$414.2	$1,107.5	$1,361.1
Total Comprehensive Income Attributable to Common Shareowners	$569.3	$326.4	$526.8	$1,185.8
Basic earnings per share of common stock:
Continuing operations	$0.25	$2.38	$1.82	$7.94
Discontinued operations	$5.60	$0.22	$5.64	$0.55
Total basic earnings per share of common stock	$5.85	$2.60	$7.46	$8.50
Diluted earnings per share of common stock:
Continuing operations	$0.24	$2.30	$1.72	$7.64
Discontinued operations	$5.26	$0.21	$5.30	$0.53
Total diluted earnings per share of common stock	$5.50	$2.51	$7.02	$8.17
See Notes to Unaudited Condensed Consolidated Financial Statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
OCTOBER 1, 2022 AND JANUARY 1, 2022
(Unaudited, Millions of Dollars, Except Share and Per Share Amounts)

	October 1, 2022	January 1, 2022
ASSETS
Current Assets
Cash and cash equivalents	$408.7	$142.1
Accounts and notes receivable, net	1,503.2	1,481.7
Inventories, net	6,347.2	5,419.9
Current assets held for sale	—	869.6
Prepaid expenses	436.8	507.0
Other current assets	108.7	106.1
Total Current Assets	8,804.6	8,526.4
Property, plant and equipment, net	2,305.6	2,336.8
Goodwill	8,354.6	8,590.7
Customer relationships, net	1,857.6	2,000.0
Trade names, net	2,639.3	2,681.8
Other intangible assets, net	9.4	13.2
Long-term assets held for sale	—	2,635.8
Other assets	1,552.8	1,395.3
Total Assets	$25,523.9	$28,180.0
LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities
Short-term borrowings	$2,569.2	$2,241.1
Current maturities of long-term debt	1.2	1.3
Accounts payable	2,492.8	3,423.6
Accrued expenses	2,543.8	2,641.0
Liabilities held for sale	—	460.4
Total Current Liabilities	7,607.0	8,767.4
Long-term debt	5,350.5	4,353.6
Deferred taxes	674.3	711.2
Post-retirement benefits	403.5	474.1
Long-term liabilities held for sale	—	137.4
Other liabilities	1,939.9	2,143.9
Commitments and Contingencies (Notes R and S)
Shareowners’ Equity
Stanley Black & Decker, Inc. Shareowners’ Equity
Preferred stock, without par value: Authorized 10,000,000 shares in 2022 and 2021 Issued and outstanding 750,000 shares in 2022 and 2021	620.3	620.3
Common stock, par value $2.50 per share: Authorized 300,000,000 shares in 2022 and 2021 Issued 176,902,738 shares in 2022 and 2021	442.3	442.3
Retained earnings	9,504.1	8,742.4
Additional paid in capital	5,023.4	4,999.2
Accumulated other comprehensive loss	(2,426.3)	(1,845.6)
	13,163.8	12,958.6
Less: cost of common stock in treasury (28,965,585 shares in 2022 and 13,964,054 shares in 2021)	(3,617.2)	(1,368.1)
Stanley Black & Decker, Inc. Shareowners’ Equity	9,546.6	11,590.5
Non-controlling interests	2.1	1.9
Total Shareowners’ Equity	9,548.7	11,592.4
Total Liabilities and Shareowners’ Equity	$25,523.9	$28,180.0
See Notes to Unaudited Condensed Consolidated Financial Statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE AND NINE MONTHS ENDED OCTOBER 1, 2022 AND OCTOBER 2, 2021
(Unaudited, Millions of Dollars)

	Third Quarter		Year-to-Date
	2022	2021	2022	2021
OPERATING ACTIVITIES
Net earnings from continuing operations	$36.6	$379.5	$270.9	$1,271.6
Net earnings from discontinued operations	808.0	34.6	836.8	87.8
Adjustments to reconcile net earnings to cash (used in) provided by operating activities:
Depreciation and amortization of property, plant and equipment	88.4	93.9	272.3	279.3
Amortization of intangibles	49.6	50.3	152.8	151.3
Gain on sale of discontinued operations	(1,220.0)	—	(1,220.0)	—
Loss on sales of businesses	8.6	—	8.4	3.6
Asset impairment charge	—	—	168.4	—
Share of net earnings of equity method investment	—	(9.8)	—	(16.0)
Changes in working capital	(393.3)	(456.7)	(2,297.4)	(1,373.5)
Changes in other assets and liabilities	196.5	(87.2)	(302.8)	(112.9)
Cash (used in) provided by operating activities	(425.6)	4.6	(2,110.6)	291.2
INVESTING ACTIVITIES
Capital and software expenditures	(114.4)	(129.1)	(399.9)	(322.5)
Proceeds from sales of assets	24.7	1.7	39.9	7.1
Proceeds from sales of businesses, net of cash sold	4,146.9	—	4,147.1	(1.9)
Business acquisitions, net of cash acquired	(26.5)	(9.3)	(72.1)	(10.8)
Purchases of investments	(2.9)	(3.5)	(12.2)	(14.5)
Acquisition of assets	(14.4)	(0.5)	(15.2)	(1.4)
Net investment hedge settlements	1.7	(1.3)	10.6	(53.9)
Other	(0.2)	(1.0)	(1.0)	(1.8)
Cash provided by (used in) investing activities	4,014.9	(143.0)	3,697.2	(399.7)
FINANCING ACTIVITIES
Proceeds from debt issuances, net of fees	—	—	992.6	—
Stock purchase contract fees	(9.9)	(9.9)	(29.5)	(29.5)
Net short-term (repayments) borrowings	(3,263.4)	149.6	328.0	150.7
Proceeds from issuances of common stock	3.4	7.7	23.0	108.1
Purchases of common stock for treasury	(4.6)	(2.8)	(2,318.7)	(20.1)
Redemption and conversion of preferred stock	—	—	—	(750.0)
Craftsman contingent consideration	(11.4)	(7.6)	(32.5)	(21.5)
Termination of interest rate swaps	—	—	22.7	—
Cash dividends on common stock	(115.5)	(126.0)	(345.8)	(347.7)
Cash dividends on preferred stock	—	—	—	(18.9)
Other	(3.2)	(3.2)	(10.8)	(11.6)
Cash (used in) provided by financing activities	(3,404.6)	7.8	(1,371.0)	(940.5)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(78.2)	(15.5)	(95.8)	(45.9)
Change in cash, cash equivalents and restricted cash	106.5	(146.1)	119.8	(1,094.9)
Cash, cash equivalents and restricted cash, beginning of period	308.1	449.5	294.8	1,398.3
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$414.6	$303.4	$414.6	$303.4

The following table provides a reconciliation of the cash, cash equivalents and restricted cash balances as of October 1, 2022 and January 1, 2022, as shown above:

	October 1, 2022	January 1, 2022
Cash and cash equivalents	$408.7	$142.1
Restricted cash included in Other current assets	5.9	7.6
Cash and cash equivalents included in Current assets held for sale	—	145.1
Cash, cash equivalents and restricted cash	$414.6	$294.8
See Notes to Unaudited Condensed Consolidated Financial Statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY
THREE AND NINE MONTHS ENDED OCTOBER 1, 2022 AND OCTOBER 2, 2021
(Unaudited, Millions of Dollars, Except Share and Per Share Amounts)

	Preferred Stock	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non- Controlling Interests	Shareowners’ Equity
Balance January 1, 2022	$620.3	$442.3	$4,999.2	$8,742.4	$(1,845.6)	$(1,368.1)	$1.9	$11,592.4
Net earnings	—	—	—	175.3	—	—	0.1	175.4
Other comprehensive loss	—	—	—	—	(27.7)	—	—	(27.7)
Cash dividends declared — $0.79 per common share	—	—	—	(116.3)	—	—	—	(116.3)
Issuance of common stock (338,897 shares)	—	—	(24.0)	—	—	37.7	—	13.7
Repurchase of common stock (12,729,825 shares)	—	—	(300.0)	—	—	(2,013.0)	—	(2,313.0)
Stock-based compensation related	—	—	30.3	—	—	—	—	30.3
Balance April 2, 2022	$620.3	$442.3	$4,705.5	$8,801.4	$(1,873.3)	$(3,343.4)	$2.0	$9,354.8
Net earnings	—	—	—	87.6	—	—	0.1	87.7
Other comprehensive loss	—	—	—	—	(277.7)	—	—	(277.7)
Cash dividends declared — $0.79 per common share	—	—	—	(114.0)	—	—	—	(114.0)
Issuance of common stock (83,264 shares)	—	—	(4.4)	—	—	10.3	—	5.9
Repurchase of common stock (3,219,632 shares)	—	—	299.9	—	—	(301.0)	—	(1.1)
Stock-based compensation related	—	—	26.3	—	—	—	—	26.3
Balance July 2, 2022	$620.3	$442.3	$5,027.3	$8,775.0	$(2,151.0)	$(3,634.1)	$2.1	$9,081.9
Net earnings	—	—	—	844.6	—	—	—	844.6
Other comprehensive loss	—	—	—	—	(275.3)	—	—	(275.3)
Cash dividends declared — $0.80 per common share	—	—	—	(115.5)	—	—	—	(115.5)
Issuance of common stock (186,290 shares)	—	—	(18.1)	—	—	21.5	—	3.4
Repurchase of common stock (50,617 shares)	—	—	—	—	—	(4.6)	—	(4.6)
Stock-based compensation related	—	—	14.2	—	—	—	—	14.2
Balance October 1, 2022	$620.3	$442.3	$5,023.4	$9,504.1	$(2,426.3)	$(3,617.2)	$2.1	$9,548.7

	Preferred Stock	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non- Controlling Interests	Shareowners’ Equity
Balance January 2, 2021	$1,370.3	$442.3	$4,967.8	$7,542.2	$(1,713.7)	$(1,549.3)	$6.8	$11,066.4
Net earnings (loss)	—	—	—	487.4	—	—	(0.6)	486.8
Other comprehensive loss	—	—	—	—	(97.7)	—	—	(97.7)
Cash dividends declared — $0.70 per common share	—	—	—	(110.1)	—	—	—	(110.1)
Cash dividends declared - $50.00 per annum per preferred share	—	—	—	(9.4)	—	—	—	(9.4)
Issuance of common stock (848,275 shares)	—	—	(12.7)	—	—	76.8	—	64.1
Repurchase of common stock (80,310 shares)	—	—	—	—	—	(14.9)	—	(14.9)
Non-controlling interest buyout	—	—	(2.8)	—	—	—	(3.2)	(6.0)
Stock-based compensation related	—	—	25.6	—	—	—	—	25.6
Balance April 3, 2021	$1,370.3	$442.3	$4,977.9	$7,910.1	$(1,811.4)	$(1,487.4)	$3.0	$11,404.8
Net earnings (loss)	—	—	—	459.5	—	—	(1.0)	458.5
Other comprehensive income	—	—	—	—	24.4	—	—	24.4
Cash dividends declared — $0.70 per common share	—	—	—	(111.6)	—	—	—	(111.6)
Cash dividends declared - $50.00 per annum per preferred share	—	—	—	(4.8)	—	—	—	(4.8)
Issuance of common stock (305,153 shares)	—	—	8.1	—	—	28.2	—	36.3
Repurchase of common stock (355,751 shares)	—	—	72.2	—	—	(74.6)	—	(2.4)
Redemption and conversion of preferred stock (1,469,055 shares)	(750.0)	—	(137.3)	—	—	137.3	—	(750.0)
Stock-based compensation related	—	—	30.8	—	—	—	—	30.8
Balance July 3, 2021	$620.3	$442.3	$4,951.7	$8,253.2	$(1,787.0)	$(1,396.5)	$2.0	$11,086.0
Net earnings (loss)	—	—	—	414.2	—	—	(0.1)	414.1
Other comprehensive loss	—	—	—	—	(87.8)	—	—	(87.8)
Cash dividends declared — $0.79 per common share	—	—	—	(126.0)	—	—	—	(126.0)
Issuance of common stock (96,462 shares)	—	—	(1.3)	—	—	9.0	—	7.7
Repurchase of common stock (14,153 shares)	—	—	—	—	—	(2.8)	—	(2.8)
Stock-based compensation related	—	—	27.0	—	—	—	—	27.0
Balance October 2, 2021	$620.3	$442.3	$4,977.4	$8,541.4	$(1,874.8)	$(1,390.3)	$1.9	$11,318.2
See Notes to Unaudited Condensed Consolidated Financial Statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 1, 2022

A.    SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (hereinafter referred to as “generally accepted accounting principles”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations for the interim periods have been included and are of a normal, recurring nature. Operating results for the three and nine months ended October 1, 2022 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes included in Stanley Black & Decker, Inc.’s (the “Company”) Form 10-K for the year ended January 1, 2022, and subsequent related filings with the Securities and Exchange Commission ("SEC").

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

On July 5, 2022, the Company completed the previously announced sale of its Mechanical Access Solutions ("MAS") business, the automatic doors business. On July 22, 2022, the Company completed the previously announced sale of its Convergent Security Solutions ("CSS") business comprising of the commercial electronic security and healthcare businesses. Based on management's commitment to sell these businesses, the assets and liabilities related to MAS and CSS were classified as held for sale on the Company's Consolidated Balance Sheets as of January 1, 2022.

The MAS and CSS divestitures represent a single plan to exit the Security segment and are considered a strategic shift that will have a major effect on the Company’s operations and financial results. The operating results of MAS and CSS have been reported as discontinued operations in the consolidated financial statements. Amounts previously reported have been reclassified to conform to this presentation in accordance with Accounting Standards Codification ("ASC") 205, Presentation of Financial Statements ("ASC 205"), to allow for meaningful comparison of continuing operations.

On August 19, 2022, the Company completed the previously announced sale of its Oil & Gas business as part of the Company's strategic commitment to simplify and streamline its portfolio to focus on the core Tools & Outdoor and Industrial businesses. This divestiture does not qualify for discontinued operations, and therefore, the results of the Oil & Gas business are included in the Company's continuing operations for all periods presented through the date of sale. There were no assets or liabilities held for sale relating to the Oil & Gas business as of January 1, 2022.

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

B.    NEW ACCOUNTING STANDARDS

NEW ACCOUNTING STANDARDS ADOPTED — In October 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The new standard improves the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency. The new standard requires an entity to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contracts with Customers. The ASU is effective for fiscal years beginning after

December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The standard should be applied prospectively to business combinations occurring on or after the effective date of the amendments. The Company elected to early adopt this standard in the first quarter of 2022 and it did not have a material impact on its consolidated financial statements.

In May 2021, the FASB issued ASU 2021-04, Earnings per share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging – Contracts in Equity (Subtopic 815-40). The new standard clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The ASU is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The Company adopted this standard prospectively in the first quarter of 2022 and it did not have a material impact on its consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). The new standard reduces the number of accounting models for convertible debt instruments and convertible preferred stock, and amends the guidance for the derivatives scope exception for contracts in an entity's own equity. The standard also amends and makes targeted improvements to the related earnings per share guidance. The ASU is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The Company adopted this standard in the first quarter of 2022, using the modified retrospective method, which has no impact to prior periods. In accordance with the standard, the Company increased weighted-average shares outstanding used to calculate diluted earnings per share for both the three and nine months ended October 1, 2022 by 4.1 million shares, as required by the use of the if-converted method for convertible instruments that may be settled in cash or shares. See Note C, Earnings Per Share for further discussion.
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

RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED — In September 2022, the FASB issued ASU 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. The new standard requires that a buyer in a supplier finance program disclose sufficient information about the key terms of the program, the amount of outstanding confirmed obligations at period end, where the obligations are presented in the balance sheet, and a rollforward of the obligations during the annual period. The ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. The amendments in this update should be applied retrospectively to all periods in which a balance sheet is presented, except for the rollforward requirement, which is applied prospectively. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.

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

In March 2022, the FASB issued ASU 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging—Portfolio Layer Method. The new standard expands and clarifies the use of the portfolio layer method for fair value hedges of interest rate risk. The new standard allows non-prepayable financial assets to also be included in a closed portfolio which is hedged using the portfolio layer method. The ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The new guidance on hedging multiple layers in a closed portfolio should be applied prospectively and the guidance on the accounting for fair value basis adjustments should be applied on a modified retrospective basis. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.

C.    EARNINGS PER SHARE
The following table reconciles net earnings attributable to common shareowners and the weighted-average shares outstanding used to calculate basic and diluted earnings per share for the three and nine months ended October 1, 2022 and October 2, 2021:

	Third Quarter		Year-to-Date
	2022	2021	2022	2021
Numerator (in millions):
Net Earnings from Continuing Operations Attributable to Common Shareowners	$36.6	$379.6	$270.7	$1,259.1
Add: Contract adjustment payments accretion	0.3	0.4	1.0	0.9
Net Earnings from Continuing Operations Attributable to Common Shareowners - Diluted	$36.9	$380.0	$271.7	$1,260.0
Net earnings from discontinued operations	808.0	34.6	836.8	87.8
Net Earnings Attributable to Common Shareowners - Diluted	$844.9	$414.6	$1,108.5	$1,347.8

	Third Quarter		Year-to-Date
	2022	2021	2022	2021
Denominator (in thousands):
Basic weighted-average shares outstanding	144,379	159,444	148,384	158,494
Dilutive effect of stock contracts and awards	9,221	5,892	9,582	6,406
Diluted weighted-average shares outstanding	153,600	165,336	157,966	164,900

	Third Quarter		Year-to-Date
	2022	2021	2022	2021
Earnings per share of common stock:
Basic earnings per share of common stock:
Continuing operations	$0.25	$2.38	$1.82	$7.94
Discontinued operations	$5.60	$0.22	$5.64	$0.55
Total basic earnings per share of common stock	$5.85	$2.60	$7.46	$8.50

Diluted earnings per share of common stock:
Continuing operations	$0.24	$2.30	$1.72	$7.64
Discontinued operations	$5.26	$0.21	$5.30	$0.53
Total dilutive earnings per share of common stock	$5.50	$2.51	$7.02	$8.17
The following weighted-average stock options were not included in the computation of weighted-average diluted shares outstanding because the effect would be anti-dilutive (in thousands):

	Third Quarter		Year-to-Date
	2022	2021	2022	2021
Number of stock options	4,627	1,042	3,780	948
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

The conversion rate was initially 5.2263 shares of common stock per one share of Series D Preferred Stock, which was equivalent to an initial conversion price of approximately $191.34 per share of common stock. As of October 1, 2022, due to customary anti-dilution provisions, the conversion rate was 5.2475, equivalent to a conversion price of approximately $190.57 per share of common stock. Upon the adoption of ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40), beginning in the first quarter of 2022, the common shares that would be required to settle the applicable conversion value of the Series D Preferred Stock were included in the denominator of diluted earnings per share using the if-converted method. In accordance with the standard, the Company increased weighted-average shares outstanding used to calculate diluted earnings per share for both the three and nine months ended October 1, 2022 by 4.1 million shares.
In May 2017, the Company issued 7,500,000 Equity Units with a total notional value of $750.0 million (“2017 Equity Units”). Each unit had a stated amount of $100 and initially consisted of a three-year forward stock purchase contract (“2020 Purchase Contracts”) for the purchase of a variable number of shares of common stock, on May 15, 2020, for a price of $100 per share, and a 10% beneficial ownership interest in one share of 0% Series C Cumulative Perpetual Convertible Preferred Stock, without par, with a liquidation preference of $1,000 per share (“Series C Preferred Stock”).
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

Refer to Note J, Equity Arrangements, for further discussion of the above transactions.

D.    ACCOUNTS AND NOTES RECEIVABLE, NET

(Millions of Dollars)	October 1, 2022	January 1, 2022
Trade accounts receivable	$1,433.6	$1,398.2
Trade notes receivable	81.2	75.3
Other accounts receivable	96.4	104.1
Gross accounts and notes receivable	$1,611.2	$1,577.6
Allowance for credit losses	(108.0)	(95.9)
Accounts and notes receivable, net	$1,503.2	$1,481.7
Trade receivables are dispersed among a large number of retailers, distributors and industrial accounts in many countries. Adequate reserves have been established to cover anticipated credit losses.

The changes in the allowance for credit losses for the three and nine months ended October 1, 2022 and October 2, 2021 are as follows:

	Third Quarter		Year-to-Date
(Millions of Dollars)	2022	2021	2022	2021
Beginning Balance	$102.2	$103.1	$95.9	$106.2
Charged To Costs and Expenses	0.8	2.7	15.2	—
Other, including recoveries and deductions (a)	5.0	(4.0)	(3.1)	(4.4)
Balance end of period	$108.0	$101.8	$108.0	$101.8

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

At October 1, 2022 and January 1, 2022, the Industrial segment operating lease receivable was $0.6 million and $21.2 million, respectively, from leasing equipment to customers. The decrease as of October 1, 2022 is primarily due to the sale of the Oil & Gas business. Net sales from operating lease revenue were $10.4 million and $39.1 million for the three and nine months ended October 1, 2022, respectively. Net sales from operating lease revenue were $17.1 million and $47.7 million for the three and nine months ended October 2, 2021, respectively.

The Company has an accounts receivable sale program. According to the terms, the Company sells certain of its trade accounts receivables at fair value to a wholly owned, consolidated, bankruptcy-remote special purpose subsidiary (“BRS"). The BRS, in turn, can sell such receivables to a third-party financial institution (“Purchaser”) for cash. The Purchaser’s maximum cash investment in the receivables at any time is $110.0 million. The purpose of the program is to provide liquidity to the Company. These transfers qualify as sales under ASC 860, Transfers and Servicing, and receivables are derecognized from the Company’s consolidated balance sheet when the BRS sells those receivables to the Purchaser. The Company has no retained interests in the transferred receivables, other than collection and administrative responsibilities. At October 1, 2022 and January 1, 2022, the Company did not record a servicing asset or liability related to its retained responsibility based on its assessment of the servicing fee, market values for similar transactions and its cost of servicing the receivables sold.

At October 1, 2022 and January 1, 2022, net receivables of approximately $89.5 million and $100.0 million, respectively, were derecognized. Proceeds from transfers of receivables to the Purchaser totaled $107.7 million and $322.3 million for the three and nine months ended October 1, 2022, respectively, and payments to the Purchaser totaled $128.2 million and $332.8 million, respectively. Proceeds from transfers of receivables to the Purchaser totaled $114.1 million and $296.8 million for the three and nine months ended October 2, 2021, respectively, and payments to the Purchaser totaled $114.1 million and $283.6 million, respectively. The program resulted in a pre-tax loss of $1.2 million and $2.5 million for the three and nine months ended October 1, 2022, respectively, which included service fees of $0.3 million and $0.7 million, respectively. The program resulted in a pre-tax loss of $0.5 million and $1.3 million for the three and nine months ended October 2, 2021, respectively, which included service fees of $0.2 million and $0.6 million, respectively. All cash flows under the program are reported as a component of changes in working capital within operating activities in the Condensed Consolidated Statements of Cash Flows since all the cash from the Purchaser is received upon the initial sale of the receivable.

As of October 1, 2022 and January 1, 2022, the Company's deferred revenue totaled $126.9 million and $117.1 million, respectively, of which $30.6 million and $35.0 million, respectively, was classified as current. Revenue recognized for the nine months ended October 1, 2022 and October 2, 2021 that was previously deferred as of January 1, 2022 and January 2, 2021 totaled $19.2 million and $15.3 million, respectively.

E.    INVENTORIES
The components of Inventories, net at October 1, 2022 and January 1, 2022 are as follows:

(Millions of Dollars)	October 1, 2022	January 1, 2022
Finished products	$3,840.2	$3,486.2
Work in process	357.3	394.8
Raw materials	2,149.7	1,538.9
Total	$6,347.2	$5,419.9

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

The MTD acquisition is being accounted for as a business combination using the acquisition method of accounting, which requires, among other things, certain assets acquired and liabilities assumed to be recognized at their fair values as of the acquisition date. The following table summarizes the estimated acquisition date value of identifiable net assets acquired and liabilities assumed:

(Millions of Dollars)
Cash and cash equivalents	$111.6
Accounts receivable, net	275.5
Inventories, net	893.2
Prepaid expenses and other assets	97.7
Property, plant and equipment	258.7
Trade names	390.0
Customer relationships	460.0
Other assets	37.8
Accounts payable	(394.6)
Accrued expenses	(257.6)
Deferred revenue	(0.9)
Long-term debt	(110.9)
Deferred taxes	(205.4)
Other liabilities	(68.4)
Total identifiable net assets	$1,486.7
Goodwill	450.0
Total consideration	$1,936.7

The weighted-average useful life assigned to the definite-lived intangible assets is 15 years.

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the expected cost synergies of the combined business and assembled workforce. It is estimated that $0.6 million of goodwill will be deductible for tax purposes.

The acquisition accounting for MTD is substantially complete with the exception of working capital accounts and opening balance sheet contingencies.

A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. The Company’s judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact the Company’s results from operations.

Excel

On November 12, 2021, the Company acquired Excel Industries ("Excel") for $373.7 million, net of cash acquired. Excel is a leading designer and manufacturer of premium commercial and residential turf-care equipment under the Hustler Turf Equipment® brand. The results of Excel subsequent to the date of acquisition are included in the Company's Tools & Outdoor segment.

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

The acquisition accounting for Excel is substantially complete with the exception of working capital accounts and opening balance sheet contingencies.

A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. The Company’s judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact the Company’s results from operations.

Other 2021 Acquisitions

During 2021, the Company completed two other acquisitions for a total purchase price of $207.7 million, net of cash acquired. The estimated acquisition date value of the identifiable net assets acquired is $51.1 million and working capital is $36.5 million. The related goodwill is $156.6 million. The results of these acquisitions subsequent to the dates of acquisition are included in the Company's Tools & Outdoor segment.

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the expected cost synergies of the combined business and assembled workforce. It is estimated that $44.9 million of goodwill will be deductible for tax purposes.

The acquisition accounting for these acquisitions is substantially complete with the exception of working capital accounts, opening balance sheet contingencies, and various income tax matters, amongst others.

ACTUAL AND PRO-FORMA IMPACT OF THE ACQUISITIONS

Actual Impact from Acquisition

The Company did not complete any material acquisitions in the first nine months of 2022. As such, there was no material impact from new acquisitions on the Company's Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended October 1, 2022.

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

(Millions of Dollars, except per share amounts)	Third Quarter		Year-To-Date
	2022	2021	2022	2021
Net sales	$4,119.6	$4,369.8	$12,960.6	$13,637.4
Net earnings from continuing operations attributable to common shareowners - Diluted	$49.5	$403.7	$399.8	$1,331.3
Diluted earnings per share of common stock - Continuing operations	$0.32	$2.44	$2.53	$8.07

2022 Pro-forma Results

The 2022 pro-forma results were calculated by combining the actual results of Stanley Black & Decker for the three and nine months ended October 1, 2022, inclusive of the results of MTD and Excel, with the following adjustment:

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

2021 Pro-forma Results

The 2021 pro-forma results were calculated by combining the results of Stanley Black & Decker with the stand-alone results of the 2021 acquisitions for their respective pre-acquisition period. Accordingly, the following adjustment was made:

•Elimination of the historical pre-acquisition intangible asset amortization expense and the addition of intangible asset amortization expense related to intangibles valued as part of the acquisition accounting that would have been incurred from January 2, 2021 to October 2, 2021.

•Because the 2021 acquisitions were assumed to occur on December 29, 2019, there were no acquisition-related costs or inventory step-up charges factored into the 2021 pro-forma year, as such expenses would have occurred in the first year following the assumed acquisition date.

INVESTMENTS

During 2022 and 2021, the Company made additional immaterial investments in new and emerging start-up companies focused on innovation, breakthrough products and advanced technologies. With the exception of one immaterial investment, these investments, which are included in Other assets in the Consolidated Balance Sheets, do not qualify for equity method accounting as the Company acquired less than 20 percent interest in each investment and does not have the ability to significantly influence the operating or financial decisions of any of the investees.

G.    GOODWILL
Changes in the carrying amount of goodwill by segment are as follows:

(Millions of Dollars)	Tools & Outdoor	Industrial	Total
Balance January 1, 2022	$5,973.7	$2,617.0	$8,590.7
Acquisitions	46.8	—	46.8
Foreign currency translation & other	(212.3)	(70.6)	(282.9)
Balance October 1, 2022	$5,808.2	$2,546.4	$8,354.6

Goodwill totaling $2,088.0 million from the previously reported Security segment was reclassified to assets held for sale as of January 1, 2022. In July 2022, the Company completed the sale of its Security segment and $2,001.4 million of goodwill was included in the gain on sale in the third quarter of 2022. In addition, $39.0 million of goodwill was allocated to the Oil & Gas business based on the relative fair value of the business disposed, resulting in a reduction of goodwill which was included in the impairment loss relating to the Oil & Gas business in the second quarter of 2022.

Refer to Footnote T, Divestitures, for additional information.

H.    LONG-TERM DEBT AND FINANCING ARRANGEMENTS

Long-term debt and financing arrangements at October 1, 2022 and January 1, 2022 are as follows:

		October 1, 2022						January 1, 2022
(Millions of Dollars)	Interest Rate	Notional Value	Unamortized Discount	Unamortized Gain/(Loss) Terminated Swaps [1]	Purchase Accounting FV Adjustment	Deferred Financing Fees	Carrying Value	Carrying Value
Notes payable due 2025	2.30%	$500.0	$(0.6)	$—	$—	$(2.0)	$497.4	$—
Notes payable due 2026	3.40%	500.0	(0.3)	—	—	(1.5)	498.2	497.8
Notes payable due 2026	3.42%	25.0	—	—	1.5	—	26.5	24.9
Notes payable due 2026	1.84%	24.5	—	—	1.3	—	25.8	28.4
Notes payable due 2028	7.05%	150.0	—	6.3	6.0	—	162.3	163.9
Notes payable due 2028	4.25%	500.0	(0.2)	—	—	(2.7)	497.1	496.8
Notes payable due 2028	3.52%	50.0	—	—	4.1	(0.1)	54.0	49.9
Notes payable due 2030	2.30%	750.0	(1.8)	—	—	(3.9)	744.3	743.7
Notes payable due 2032	3.00%	500.0	(0.9)	—	—	(3.3)	495.8	—
Notes payable due 2040	5.20%	400.0	(0.2)	(26.5)	—	(2.4)	370.9	369.7
Notes payable due 2048	4.85%	500.0	(0.5)	—	—	(4.8)	494.7	494.6
Notes payable due 2050	2.75%	750.0	(1.8)	—	—	(7.9)	740.3	740.0
Notes payable due 2060 (junior subordinated)	4.00%	750.0	—	—	—	(8.9)	741.1	740.9
Other, payable in varying amounts 2022 through 2027	3.47%-4.31%	3.3	—	—	—	—	3.3	4.3
Total Long-term debt, including current maturities		$5,402.8	$(6.3)	$(20.2)	$12.9	$(37.5)	$5,351.7	$4,354.9
Less: Current maturities of long-term debt							(1.2)	(1.3)
Long-term debt							$5,350.5	$4,353.6

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

The Company has a $3.5 billion commercial paper program which includes Euro denominated borrowings in addition to U.S. Dollars. As of October 1, 2022 and January 1, 2022, the Company had commercial paper borrowings outstanding of $2.6 billion and $2.2 billion, respectively.

The Company has a five-year $2.5 billion committed credit facility (the “5-Year Credit Agreement”). Borrowings under the 5-Year Credit Agreement may be made in U.S. Dollars, Euros or Pounds Sterling. A sub-limit amount of $814.3 million is designated for swing line advances which may be drawn in Euros pursuant to the terms of the 5-Year Credit Agreement. Borrowings bear interest at a floating rate plus an applicable margin dependent upon the denomination of the borrowing and specific terms of the 5-Year Credit Agreement. The Company must repay all advances under the 5-Year Credit Agreement by the earlier of September 8, 2026 or upon termination. The 5-Year Credit Agreement is designated to be a liquidity back-stop for the Company's $3.5 billion U.S. Dollar and Euro commercial paper program. As of October 1, 2022, and January 1, 2022, the Company had not drawn on its five-year committed credit facility.

In September 2022, the Company terminated its 364-Day $1.0 billion committed credit facility (the "364-Day Credit Agreement"), dated September 2021. There were no outstanding borrowings under the 364-Day Credit Agreement upon termination and as of January 1, 2022. Contemporaneously, the Company entered into a $1.5 billion syndicated 364-Day Credit Agreement (the “Syndicated 364-Day Credit Agreement”) which is a revolving credit loan. Borrowings under the Syndicated 364-Day Credit Agreement may be made in U.S. Dollars or Euros and bear interest at a floating rate plus an applicable margin dependent upon the denomination of the borrowing and pursuant to the terms of the Syndicated 364-Day Credit Agreement. The Company must repay all advances under the Syndicated 364-Day Credit Agreement by the earlier of September 6, 2023 or upon termination. The Company may, however, convert all advances outstanding upon termination into a term loan that shall be repaid in full no later than the first anniversary of the termination date provided that the Company, among other things, pays a fee to the administrative agent for the account of each lender. The Syndicated 364-Day Credit Agreement serves as part of the liquidity back-stop for the Company’s $3.5 billion U.S. Dollar and Euro commercial paper program. As of October 1, 2022, the Company had not drawn on its Syndicated 364-Day Credit Agreement.

In September 2022, the Company terminated its second 364-Day $1.0 billion committed credit facility (the "Second 364-Day Credit Agreement"), dated November 2021, and replaced it with a $0.5 billion revolving credit loan (the "Club 364-Day Credit Agreement"). There were no outstanding borrowings under the Second 364-Day Credit Agreement upon termination and as of January 1, 2022. Borrowings under the Club 364-Day Credit Agreement may be made in U.S. Dollars and Euros and bear interest at a floating rate plus an applicable margin dependent upon the denomination of the borrowing and pursuant to the terms of the Club 364-Day Credit Agreement. The Company must repay all advances under the Club 364-Day Credit Agreement by the earlier of September 6, 2023 or upon termination. The Company may, however, convert all advances outstanding upon termination into a term loan that shall be repaid in full no later than the first anniversary of the termination date provided that the Company, among other things, pays a fee to the administrative agent for the account of each lender. As of October 1, 2022, the Company had not drawn on its Club 364-Day Credit Agreement.

In August 2022, the Company paid $2.5 billion to settle the outstanding amount of its third 364-Day committed credit facility (the "Third 364-Day Credit Agreement"), dated January 2022, using proceeds from the sales of the Security and Oil & Gas businesses and subsequently terminated the agreement. There were no outstanding borrowings under the Third 364-Day Credit Agreement upon termination. The Company did not incur any termination penalties in connection with the termination.

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

A summary of the fair values of the Company’s derivatives recorded in the Consolidated Balance Sheets at October 1, 2022 and January 1, 2022 is as follows:

(Millions of Dollars)	Balance Sheet Classification	October 1, 2022	January 1, 2022	Balance Sheet Classification	October 1, 2022	January 1, 2022
Derivatives designated as hedging instruments:
Interest Rate Contracts Cash Flow	Other current assets	$—	$1.2	Accrued expenses	$—	$1.9
Foreign Exchange Contracts Cash Flow	Other current assets	12.9	18.3	Accrued expenses	—	0.8
	LT other assets	1.4	—	LT other liabilities	—	—
Net Investment Hedge	Other current assets	—	2.5	Accrued expenses	—	—
	LT other assets	—	3.3	LT other liabilities	—	—
Total designated as hedging		$14.3	$25.3		$—	$2.7
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other current assets	$21.0	$7.8	Accrued expenses	$26.1	$6.0
Total		$35.3	$33.1		$26.1	$8.7
The counterparties to all of the above mentioned financial instruments are major international financial institutions. The Company is exposed to credit risk for net exchanges under these agreements, but not for the notional amounts. The credit risk is limited to the asset amounts noted above. The Company limits its exposure and concentration of risk by contracting with diverse financial institutions and does not anticipate non-performance by any of its counterparties. Further, as more fully discussed in Note M, Fair Value Measurements, the Company considers non-performance risk of its counterparties at each reporting period and adjusts the carrying value of these assets accordingly. The risk of default is considered remote. As of October 1, 2022 and January 1, 2022, there were no assets that had been posted as collateral related to the above mentioned financial instruments.

During the nine months ended October 1, 2022 and October 2, 2021, cash flows related to derivatives, including those that are separately discussed below, resulted in net cash received of $81.7 million and net cash paid of $99.4 million, respectively.

CASH FLOW HEDGES

There were after-tax mark-to-market losses of $20.5 million and $49.8 million as of October 1, 2022 and January 1, 2022, respectively, reported for cash flow hedge effectiveness in Accumulated other comprehensive loss. An after-tax gain of $11.2 million is expected to be reclassified to earnings as the hedged transactions occur or as amounts are amortized within the next twelve months. The ultimate amount recognized will vary based on fluctuations of the hedged currencies and interest rates through the maturity dates.

The tables below detail pre-tax amounts of derivatives designated as cash flow hedges in Accumulated other comprehensive loss during the periods in which the underlying hedged transactions affected earnings for the three and nine months ended October 1, 2022 and October 2, 2021:

	Third Quarter 2022
(Millions of dollars)	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Recognized in Income on Amounts Excluded from Effectiveness Testing
Interest Rate Contracts	$—	Interest expense	$(1.5)	$—
Foreign Exchange Contracts	$15.8	Cost of sales	$14.8	$—

	Year-to-Date 2022
(Millions of Dollars)	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Recognized in Income on Amounts Excluded from Effectiveness Testing
Interest Rate Contracts	$23.4	Interest expense	$(4.2)	$—
Foreign Exchange Contracts	$39.2	Cost of sales	$28.1	$—

	Third Quarter 2021
(Millions of dollars)	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Recognized in Income on Amounts Excluded from Effectiveness Testing
Interest Rate Contracts	$2.9	Interest expense	$(0.8)	$—
Foreign Exchange Contracts	$11.0	Cost of sales	$(9.9)	$—

	Year-to-Date 2021
(Millions of Dollars)	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Recognized in Income on Amounts Excluded from Effectiveness Testing
Interest Rate Contracts	$30.3	Interest expense	$(2.9)	$—
Foreign Exchange Contracts	$19.2	Cost of sales	$(21.3)	$—
A summary of the pre-tax effect of cash flow hedge accounting on the Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended October 1, 2022 and October 2, 2021 is as follows:

	Third Quarter 2022		Year-to-Date 2022
(Millions of Dollars)	Cost of Sales	Interest Expense	Cost of Sales	Interest Expense
Total amount in the Consolidated Statements of Operations and Comprehensive Income in which the effects of the cash flow hedges are recorded	$3,101.5	$91.7	$9,430.0	$224.6
Gain (loss) on cash flow hedging relationships:
Foreign Exchange Contracts:
Hedged Items	$(14.8)	$—	$(28.1)	$—
Gain (loss) reclassified from OCI into Income	$14.8	$—	$28.1	$—
Interest Rate Swap Agreements:
Gain (loss) reclassified from OCI into Income [1]	$—	$(1.5)	$—	$(4.2)

	Third Quarter 2021		Year-to-Date 2021
(Millions of Dollars)	Cost of Sales	Interest Expense	Cost of Sales	Interest Expense
Total amount in the Consolidated Statements of Operations and Comprehensive Income in which the effects of the cash flow hedges are recorded	$2,564.1	$45.6	$7,334.2	$139.6
Gain (loss) on cash flow hedging relationships:
Foreign Exchange Contracts:
Hedged Items	$9.9	$—	$21.3	$—
Gain (loss) reclassified from OCI into Income	$(9.9)	$—	$(21.3)	$—
Interest Rate Swap Agreements:
Gain (loss) reclassified from OCI into Income [1]	$—	$(0.8)	$—	$(2.9)
1 Inclusive of the gain/loss amortization on terminated derivative financial instruments.

An after-tax gain of $5.7 million and loss of $5.3 million were reclassified from Accumulated other comprehensive loss into earnings (inclusive of the gain/loss amortization on terminated derivative instruments) for the three months ended October 1, 2022 and October 2, 2021, respectively. An after-tax gain of $10.4 million and loss of $13.5 million were reclassified from Accumulated other comprehensive loss into earnings (inclusive of the gain/loss amortization on terminated derivative instruments) for the nine months ended October 1, 2022 and October 2, 2021, respectively.

Interest Rate Contracts: The Company enters into interest rate swap agreements in order to obtain the lowest cost source of funds within a targeted range of variable to fixed-debt proportions. The cash flows stemming from the maturity of such interest rate swaps designated as cash flow hedges are presented within financing activities in the Condensed Consolidated Statements of Cash Flows. The Company has no outstanding forward starting swaps designated as cash flow hedges as of October 1, 2022, and had $400.0 million outstanding in forward starting swaps designated as cash flow hedges as of January 1, 2022.

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

Foreign Currency Contracts

Forward Contracts: Through its global businesses, the Company enters into transactions and makes investments denominated in multiple currencies that give rise to foreign currency risk. The Company and its subsidiaries regularly purchase inventory from subsidiaries with functional currencies different than their own, which creates currency-related volatility in the Company’s results of operations. The Company utilizes forward contracts to hedge these forecasted purchases and sales of inventory. Gains and losses reclassified from Accumulated other comprehensive loss are recorded in Cost of sales as the hedged item affects earnings. There are no components excluded from the assessment of effectiveness for these contracts. At October 1, 2022 and January 1, 2022, the notional value of forward currency contracts outstanding was $220.6 million and $512.1 million maturing on various dates through 2023 and 2022, respectively.
FAIR VALUE HEDGES

Interest Rate Risk: In an effort to optimize the mix of fixed versus floating rate debt in the Company’s capital structure, the Company enters into interest rate swaps. In prior years, the Company entered into interest rate swaps related to certain of its notes payable which were subsequently terminated. Amortization of the gain/loss on previously terminated swaps is reported as a reduction of interest expense. Prior to termination, the changes in the fair value of the swaps and the offsetting changes in fair value related to the underlying notes were recognized in earnings. As of October 1, 2022 and January 1, 2022, the Company did not have any active fair value interest rate swaps.

A summary of the pre-tax effect of fair value hedge accounting on the Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended October 1, 2022 and October 2, 2021 is as follows:

(Millions of Dollars)	Third Quarter 2022 Interest Expense	Year-to-Date 2022 Interest Expense
Total amount in the Consolidated Statements of Operations and Comprehensive Income in which the effects of the fair value hedges are recorded	$91.7	$224.6
Amortization of gain on terminated swaps	$(0.1)	$(0.3)

(Millions of Dollars)	Third Quarter 2021 Interest Expense	Year-to-Date 2021 Interest Expense
Total amount in the Consolidated Statements of Operations and Comprehensive Income in which the effects of the fair value hedges are recorded	$45.6	$139.6
Amortization of gain on terminated swaps	$(0.1)	$(0.3)

A summary of the amounts recorded in the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges as of October 1, 2022 and January 1, 2022 is as follows:

	October 1, 2022
(Millions of Dollars)	Carrying Amount of Hedged Liability (1)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liability
Current Maturities of Long-Term Debt	$—	Terminated Swaps	$—
Long-Term Debt	$533.2	Terminated Swaps	$(20.2)

	January 1, 2022
(Millions of Dollars)	Carrying Amount of Hedged Liability (1)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liability
Current Maturities of Long-Term Debt	$—	Terminated Swaps	$—
Long-Term Debt	$533.6	Terminated Swaps	$(20.4)
(1) Represents hedged items no longer designated in qualifying fair value hedging relationships.

NET INVESTMENT HEDGES

The Company utilizes net investment hedges to offset the translation adjustment arising from re-measurement of its investment in the assets and liabilities of its foreign subsidiaries. The total after-tax amounts in Accumulated other comprehensive loss were gains of $72.7 million and $71.8 million at October 1, 2022 and January 1, 2022, respectively.

As of October 1, 2022, the Company had no net investment hedges with a notional value outstanding. As of January 1, 2022, the Company had a foreign exchange contract with a notional value of $75.0 million maturing in 2022 hedging a portion of its Taiwan dollar denominated net investments, and a cross currency swap with a notional value of $100.0 million that was hedging a portion of its Japanese yen denominated net investments and was scheduled to mature in 2023. During 2022, this swap was terminated resulting in a gain of $4.0 million.

Maturing foreign exchange contracts resulted in net cash received of $10.6 million and net cash paid of $53.9 million for the nine months ended October 1, 2022 and October 2, 2021, respectively.

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

The pre-tax gain or loss from fair value changes for the three and nine months ended October 1, 2022 and October 2, 2021 was as follows:

	Third Quarter 2022
(Millions of Dollars)	Total Gain (Loss) Recorded in OCI	Excluded Component Recorded in OCI	Income Statement Classification	Total Gain (Loss) Reclassified from OCI to Income	Excluded Component Amortized from OCI to Income
Forward Contracts	$0.1	$—	Other, net	$—	$—
Cross Currency Swap	$(0.7)	$—	Other, net	$—	$—
Non-derivative designated as Net Investment Hedge	$—	$—	Other, net	$—	$—

	Year-to-Date 2022
(Millions of Dollars)	Total Gain (Loss) Recorded in OCI	Excluded Component Recorded in OCI	Income Statement Classification	Total Gain (Loss) Reclassified from OCI to Income	Excluded Component Amortized from OCI to Income
Forward Contracts	$5.4	$0.6	Other, net	$0.7	$0.7
Cross Currency Swap	$(2.1)	$2.5	Other, net	$1.5	$1.5
Non-derivative designated as Net Investment Hedge	$(0.1)	$—	Other, net	$—	$—

	Third Quarter 2021
(Millions of Dollars)	Total Gain (Loss) Recorded in OCI	Excluded Component Recorded in OCI	Income Statement Classification	Total Gain (Loss) Reclassified from OCI to Income	Excluded Component Amortized from OCI to Income
Forward Contracts	$(0.4)	$0.3	Other, net	$0.4	$0.4
Cross Currency Swap	$(0.2)	$6.0	Other, net	$0.8	$0.8

	Year-to-Date 2021
(Millions of Dollars)	Total Gain (Loss) Recorded in OCI	Excluded Component Recorded in OCI	Income Statement Classification	Total Gain (Loss) Reclassified from OCI to Income	Excluded Component Amortized from OCI to Income
Forward Contracts	$(1.4)	$1.1	Other, net	$1.1	$1.1
Cross Currency Swap	$9.1	$19.9	Other, net	$2.9	$2.9
UNDESIGNATED HEDGES

Foreign Exchange Contracts: Foreign exchange forward contracts are used to reduce risks arising from the change in fair value of certain foreign currency denominated assets and liabilities (such as affiliate loans, payables and receivables). The objective is to minimize the impact of foreign currency fluctuations on operating results. The total notional amount of the forward contracts outstanding was $1.1 billion as of October 1, 2022 and January 1, 2022. These forward contracts mature on various dates through 2022. The gain (loss) recorded in income from changes in the fair value related to derivatives not designated as hedging instruments under ASC 815 for the three and nine months ended October 1, 2022 and October 2, 2021 are as follows:

(Millions of Dollars)	Income Statement Classification	Third Quarter 2022	Year-to-Date 2022	Third Quarter 2021	Year-to-Date 2021
Foreign Exchange Contracts	Other, net	$(4.2)	$3.7	$3.4	$(20.1)
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

The Series D Preferred Stock is pledged as collateral to support holders’ purchase obligations under the 2022 Purchase

Contracts and will be remarketed. On October 20, 2022, the Company informed the holders of the Company’s intent to remarket the Series D Preferred Stock in November 2022, with final settlement to coincide with the settlement of the 2022 Purchase Contracts on November 15, 2022. In connection with any successful remarketing, the Company may (but is not required to) modify certain terms of the convertible preferred stock, including the dividend rate, the conversion rate, and the earliest redemption date. After any successful remarketing in connection with which the dividend rate on the convertible preferred stock is increased, the Company will pay cumulative dividends on the convertible preferred stock, if declared by the Board of Directors, quarterly in arrears from the applicable remarketing settlement date.

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

The 2022 Purchase Contracts obligate the holders to purchase, on November 15, 2022, for a price of $100 per share, a maximum number of 4.7 million shares of the Company’s common stock (subject to customary anti-dilution adjustments). The 2022 Purchase Contract holders may elect to settle their obligation early, in cash. The Series D Preferred Stock is pledged as collateral to guarantee the holders’ obligations to purchase common stock under the terms of the 2022 Purchase Contracts. The initial settlement rate determining the number of shares that each holder must purchase will not exceed the maximum settlement rate and is determined over a market value averaging period immediately preceding November 15, 2022.

The initial maximum settlement rate of 0.6272 was calculated using an initial reference price of $159.45, equal to the last reported sale price of the Company's common stock on November 7, 2019. As of October 1, 2022, due to the customary anti-dilution provisions, the maximum settlement rate was 0.6298, equivalent to a reference price of $158.79. If the applicable market value of the Company's common stock is less than or equal to the reference price, the settlement rate will be the maximum settlement rate; and if the applicable market value of the Company's common stock is greater than the reference price, the settlement rate will be a number of shares of the Company's common stock equal to $100 per share divided by the applicable market value. Upon a successful remarketing of the Series D Preferred Stock (the "Remarketed Series D Preferred Stock"), the Company will receive additional cash proceeds of $750 million and issue shares of Remarketed Series D Preferred Stock.

The Company pays Contract Adjustment Payments to the holders of the 2022 Purchase Contracts at a rate of 5.25% per annum, payable quarterly in arrears on February 15, May 15, August 15 and November 15, which commenced on February 15, 2020. The $114.2 million present value of the Contract Adjustment Payments reduced the Series D Preferred Stock at inception. As each quarterly Contract Adjustment Payment is made, the related liability is reduced and the difference between the cash payment and the present value will accrete to interest expense, approximately $1.3 million per year over the three-year term. As of October 1, 2022, the present value of the Contract Adjustment Payments was $9.7 million.

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

The capped call transactions have a term of approximately three years and are intended to cover the number of shares issuable upon conversion of the Series D Preferred Stock. Subject to customary anti-dilution adjustments, the capped call had an initial lower strike price of $191.34, which corresponded to the minimum 5.2263 settlement rate of the Series D Preferred Stock, and an upper strike price of $207.29, which was approximately 30% higher than the closing price of the Company's common stock on November 7, 2019. As of October 1, 2022, due to the customary anti-dilution provisions, the capped call transactions were at an adjusted lower strike price of $190.57 and an adjusted upper strike price of $206.45.

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

With respect to the impact on the Company, the capped call transactions and 2019 Equity Units, when taken together, result in the economic equivalent of having the conversion price on the 2019 Equity Units at $206.45, the upper strike price of the capped call as of October 1, 2022.

The Company paid $19.2 million, or an average of $4.90 per option, to enter into capped call transactions on 3.9 million shares of common stock. The $19.2 million premium paid was recorded as a reduction of Shareowners’ Equity. The aggregate fair value of the options at October 1, 2022 was less than $0.1 million.

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

K.    ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables summarize the changes in the balances for each component of Accumulated other comprehensive loss:

(Millions of Dollars)	Currency translation adjustment and other	Unrealized (losses) gains on cash flow hedges, net of tax	Unrealized gains (losses) on net investment hedges, net of tax	Pension (losses) gains, net of tax	Total
Balance - January 1, 2022	$(1,543.0)	$(49.8)	$71.8	$(324.6)	$(1,845.6)
Other comprehensive (loss) income before reclassifications	(616.7)	39.7	2.6	34.1	(540.3)
Adjustments related to sales of businesses	(36.1)	—	—	—	(36.1)
Reclassification adjustments to earnings	—	(10.4)	(1.7)	7.8	(4.3)
Net other comprehensive (loss) income	(652.8)	29.3	0.9	41.9	(580.7)
Balance - October 1, 2022	$(2,195.8)	$(20.5)	$72.7	$(282.7)	$(2,426.3)

(Millions of Dollars)	Currency translation adjustment and other	Unrealized (losses) gains on cash flow hedges, net of tax	Unrealized gains (losses) on net investment hedges, net of tax	Pension (losses) gains, net of tax	Total
Balance - January 2, 2021	$(1,235.3)	$(103.0)	$72.8	$(448.2)	$(1,713.7)
Other comprehensive (loss) income before reclassifications	(239.7)	42.9	5.9	6.6	(184.3)
Reclassification adjustments to earnings	—	13.5	(3.0)	12.7	23.2
Net other comprehensive (loss) income	(239.7)	56.4	2.9	19.3	(161.1)
Balance - October 2, 2021	$(1,475.0)	$(46.6)	$75.7	$(428.9)	$(1,874.8)

The Company uses the portfolio method for releasing the stranded tax effects from Accumulated other comprehensive loss. The reclassifications out of Accumulated other comprehensive loss for the nine months ended October 1, 2022 and October 2, 2021 were as follows:

(Millions of Dollars)	2022	2021	Affected line item in Consolidated Statements of Operations And Comprehensive Income
Realized gains (losses) on cash flow hedges	$28.1	$(21.3)	Cost of sales
Realized losses on cash flow hedges	(4.2)	(2.9)	Interest expense
Total before taxes	$23.9	$(24.2)
Tax effect	(13.5)	10.7	Income taxes
Realized gains (losses) on cash flow hedges, net of tax	$10.4	$(13.5)

Realized gains on net investment hedges	$2.2	$4.0	Other, net
Tax effect	(0.5)	(1.0)	Income taxes
Realized gains on net investment hedges, net of tax	$1.7	$3.0

Amortization of defined benefit pension items:
Actuarial losses and prior service costs / credits	$(10.2)	$(17.0)	Other, net
Settlement (loss) gain	(0.2)	0.2	Other, net
Total before taxes	$(10.4)	$(16.8)
Tax effect	2.6	4.1	Income taxes
Amortization of defined benefit pension items, net of tax	$(7.8)	$(12.7)
L.    NET PERIODIC BENEFIT COST — DEFINED BENEFIT PLANS
Following are the components of net periodic pension (benefit) expense for the three and nine months ended October 1, 2022 and October 2, 2021:

	Third Quarter
	Pension Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans		All Plans
(Millions of Dollars)	2022	2021	2022	2021	2022	2021
Service cost	$1.4	$1.5	$3.6	$4.1	$0.1	$0.2
Interest cost	8.5	5.7	5.3	4.2	0.2	0.2
Expected return on plan assets	(14.9)	(13.1)	(9.0)	(10.0)	—	—
Amortization of prior service cost (credit)	0.3	0.3	(0.1)	(0.2)	—	(0.2)
Amortization of net loss (gain)	1.2	2.3	1.9	3.4	(0.3)	—
Settlement / curtailment gain	—	—	—	(0.3)	—	—
Net periodic pension (benefit) expense	$(3.5)	$(3.3)	$1.7	$1.2	$—	$0.2

	Year-to-Date
	Pension Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans		All Plans
(Millions of Dollars)	2022	2021	2022	2021	2022	2021
Service cost	$4.2	$4.3	$11.1	$12.7	$0.2	$0.3
Interest cost	25.2	17.2	17.0	12.7	1.0	0.7
Expected return on plan assets	(45.1)	(40.5)	(28.7)	(30.2)	—	—
Amortization of prior service cost (credit)	0.7	0.9	(0.5)	(0.6)	—	(0.5)
Amortization of net loss (gain)	4.5	6.8	6.0	10.4	(0.5)	—
Settlement / curtailment loss (gain)	—	—	0.2	(0.2)	—	—
Special termination benefit	—	—	—	—	6.9	—
Net periodic pension (benefit) expense	$(10.5)	$(11.3)	$5.1	$4.8	$7.6	$0.5
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
The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis for each of the hierarchy levels:

(Millions of Dollars)	Total Carrying Value	Level 1	Level 2	Level 3
October 1, 2022
Money market fund	$11.6	$11.6	$—	$—
Equity Security	$4.6	$4.6	$—	$—
Deferred compensation plan investments	$18.2	$18.2	$—	$—
Derivative assets	$35.3	$—	$35.3	$—
Derivative liabilities	$26.1	$—	$26.1	$—
Contingent consideration liability	$275.2	$—	$—	$275.2
January 1, 2022
Money market fund	$11.0	$11.0	$—	$—
Equity Security	$13.8	$13.8	$—	$—
Deferred compensation plan investments	$26.2	$26.2	$—	$—
Derivative assets	$33.1	$—	$33.1	$—
Derivative liabilities	$8.7	$—	$8.7	$—
Contingent consideration liability	$288.6	$—	$—	$288.6
The following table provides information about the Company's financial assets and liabilities not carried at fair value:

	October 1, 2022		January 1, 2022
(Millions of Dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
Other investments	$9.3	$9.3	$11.2	$11.6
Long-term debt, including current portion	$5,351.7	$4,620.4	$4,354.9	$4,850.2
The money market fund and other investments related to the West Coast Loading Corporation ("WCLC") trust are considered Level 1 instruments within the fair value hierarchy. The equity security is considered a Level 1 instrument and is recorded at its quoted market price. The deferred compensation plan investments are considered Level 1 instruments and are recorded at their quoted market price. The long-term debt instruments are considered Level 2 instruments and are measured using a discounted cash flow analysis based on the Company’s marginal borrowing rates. The differences between the carrying values and fair values of long-term debt are attributable to the stated interest rates differing from the Company's marginal borrowing rates. The fair values of the Company's variable rate short-term borrowings approximate their carrying values at October 1, 2022 and January 1, 2022. The fair values of the derivative financial instruments in the table above are based on current settlement values.

As part of the Craftsman® brand acquisition in March 2017, the Company recorded a contingent consideration liability representing the Company's obligation to make payments to Transform Holdco, LLC, which operates Sears and Kmart retail locations, of between 2.5% and 3.5% on sales of Craftsman products in new Stanley Black & Decker channels through March 2032. During the nine months ended October 1, 2022, the Company paid approximately $32.5 million for royalties owed. The Company will continue making future payments quarterly through the second quarter of 2032. The estimated fair value of the contingent consideration liability is determined using a discounted cash flow analysis taking into consideration future sales projections, forecasted payments to Transform Holdco, LLC, based on contractual royalty rates, and the related tax impacts. The estimated fair value of the contingent consideration liability was $275.2 million and $288.6 million as of October 1, 2022 and January 1, 2022, respectively. Adjustments to the contingent consideration liability, with the exception of cash payments, are recorded in SG&A in the Consolidated Statements of Operations and Comprehensive Income. A 100 basis point reduction in the discount rate would result in an increase to the liability of approximately $9.2 million as of October 1, 2022.

A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. The Company's judgments used to determine the estimated contingent consideration liabilities discussed above, including estimated future sales projections, can materially impact the Company’s results from operations.

The Company had no significant non-recurring fair value measurements, nor any other financial assets or liabilities measured using Level 3 inputs, during the first nine months of 2022 or 2021.

Refer to Note I, Financial Instruments, for more details regarding derivative financial instruments, Note R, Contingencies, for more details regarding the other investments related to the WCLC trust, and Note H, Long-Term Debt and Financing Arrangements, for more information regarding the carrying values of the long-term debt.

N.    OTHER COSTS AND EXPENSES
Other, net is primarily comprised of intangible asset amortization expense, currency-related gains or losses, environmental remediation expense, acquisition-related transaction and consulting costs, and certain pension gains or losses. Acquisition-related transaction and consulting costs of $2.7 million and $7.5 million, respectively, were included in Other, net during the three and nine months ended October 1, 2022. Other, net also included a $7.1 million charge related to a voluntary retirement program during the nine months ended October 1, 2022. Acquisition-related transaction and consulting costs of $8.1 million and $10.2 million, respectively, were included in Other, net during the three and nine months ended October 2, 2021.

O.    RESTRUCTURING CHARGES
A summary of the restructuring reserve activity from January 1, 2022 to October 1, 2022 is as follows:

(Millions of Dollars)	January 1, 2022	Net Additions	Usage	Currency	October 1, 2022
Severance and related costs	$28.2	$128.2	$(65.6)	$3.6	$94.4
Facility closures and asset impairments	3.5	12.6	(10.6)	0.3	5.8
Total	$31.7	$140.8	$(76.2)	$3.9	$100.2
For the three and nine months ended October 1, 2022, the Company recognized net restructuring charges of $68.6 million and $140.8 million, respectively, primarily related to severance and related costs. The majority of the $100.2 million of reserves remaining as of October 1, 2022 is expected to be utilized within the next 12 months.
Segments: The $141 million of net restructuring charges for the nine months ended October 1, 2022 includes: $81 million in the Tools & Outdoor segment; $26 million in the Industrial segment; and $34 million in Corporate.
The $69 million of net restructuring charges for the three months ended October 1, 2022 includes: $36 million in the Tools & Outdoor segment; $10 million in the Industrial segment; and $23 million in Corporate.

P.    INCOME TAXES

On August 9, 2022, the U.S. government enacted the Creating Helpful Incentives to Produce Semiconductors (“CHIPS Act”), which includes an advanced manufacturing investment tax credit and tax incentives related to semiconductor manufacturing, among other provisions. On August 16, 2022, the U.S. government enacted the Inflation Reduction Act (“IRA”), which imposes a new corporate alternative minimum tax (“CAMT”), an excise tax on stock buybacks, and significant tax incentives for energy and climate initiatives, among other provisions. The CAMT is effective for tax years beginning after December 31, 2022, while the excise tax applies to repurchases of stock after December 31, 2022. The effective dates of the energy-related incentives vary. In response to a technical inquiry, the FASB provided guidance permitting a company to make an accounting policy election to either consider the effect of CAMT when evaluating the need for, and the amount of, a valuation allowance or account for the effects on deferred tax assets in the period they arise. The Company has elected to account for the effects of CAMT on deferred tax assets in the period they arise. The Company evaluated the impacts of the CHIPS Act and the IRA and concluded that they do not have a material impact on the Company’s consolidated financial statements.

The Company recognized an income tax benefit on continuing operations of $40.9 million and $80.8 million for the three and nine months ended October 1, 2022, respectively, resulting in effective tax rates of 951.2% and (42.5)%. The effective tax rate for the three months ended October 1, 2022 differs from the U.S. statutory tax rate primarily due to the continued reorganization of the supply chain and the impact of lower forecasted earnings in North America, offset by tax on foreign earnings and the re-measurement of uncertain tax positions. The effective tax rate for the nine months ended October 1, 2022 differs from the U.S. statutory tax rate primarily due to a benefit associated with the disposition of the Company's Oil & Gas business in addition to the items discussed above. Excluding the impacts of the acquisition-related and other charges, the effective tax rates were (1.3)% and 5.3% for the three and nine months ended October 1, 2022, respectively. These effective tax rates differ from the U.S. statutory tax rate due to the items discussed above, excluding the benefit associated with the disposition of the Company's Oil & Gas business.

The Company recognized an income tax benefit on continuing operations of $0.5 million and expense of $182.3 million for the three and nine months ended October 2, 2021, respectively, resulting in effective tax rates of (0.1)% and 12.7%. Excluding the impacts of the acquisition-related and other charges, the effective tax rates were 1.6% and 13.3% for the three and nine months ended October 2, 2021, respectively. These effective tax rates differ from the U.S. statutory tax rate primarily due to a benefit associated with the Company's supply chain reorganization, tax on foreign earnings, the re-measurement of uncertain tax position reserves, the re-measurement of the deferred tax assets and liabilities due to foreign corporate income tax rate changes, and the tax benefit of equity-based compensation.

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
The Industrial segment is comprised of the Engineered Fastening and Infrastructure businesses. The Engineered Fastening business primarily sells highly engineered components such as fasteners, fittings and various engineered products, which are designed for specific application across multiple verticals. The product lines include externally threaded fasteners, blind rivets and tools, blind inserts and tools, drawn arc weld studs and systems, engineered plastic and mechanical fasteners, self-piercing riveting systems, precision nut running systems, micro fasteners, high-strength structural fasteners, axel swage, latches, heat shields, pins, and couplings. The Infrastructure business consists of the Attachment Tools product line and sells hydraulic tools and high quality, performance-driven heavy equipment attachment tools for off-highway applications.
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

	Third Quarter		Year-to-Date
(Millions of Dollars)	2022	2021	2022	2021
Net Sales
Tools & Outdoor	$3,494.7	$3,185.9	$11,040.8	$9,445.3
Industrial	624.8	593.5	1,919.5	1,853.4
Other	0.1	0.3	0.3	0.7
Consolidated	$4,119.6	$3,779.7	$12,960.6	$11,299.4
Segment Profit
Tools & Outdoor	$228.4	$478.5	$968.5	$1,750.2
Industrial	68.4	42.6	168.0	202.9
Segment Profit	296.8	521.1	1,136.5	1,953.1
Corporate Overhead	(78.5)	(79.0)	(218.7)	(247.6)
Other, net	(69.1)	(28.9)	(210.2)	(119.4)
Loss on sales of businesses	(8.6)	—	(8.4)	(3.6)
Asset impairment charge	—	—	(168.4)	—
Restructuring charges	(68.6)	(0.6)	(140.8)	(12.8)
Interest income	15.4	2.2	24.7	7.8
Interest expense	(91.7)	(45.6)	(224.6)	(139.6)
(Loss) earnings from continuing operations before income taxes and equity interest	$(4.3)	$369.2	$190.1	$1,437.9
Corporate Overhead includes the corporate overhead element of SG&A, which is not allocated to the business segments.

The Company recognizes revenue at a point in time from the sale of tangible products or over time depending on when the performance obligation is satisfied. For the three and nine months ended October 1, 2022 and October 2, 2021, the majority of the Company’s revenue was recognized at the time of sale. The percent of total segment revenue recognized over time for the Industrial segment for the three and nine months ended October 1, 2022 was 4.0% and 5.4%, respectively. The percent of total segment revenue recognized over time for the Industrial segment for the three and nine months ended October 2, 2021 was 6.4% and 5.4%, respectively.
The following table is a further disaggregation of the Industrial segment revenue for the three and nine months ended October 1, 2022 and October 2, 2021:

	Third Quarter		Year-to-Date
(Millions of Dollars)	2022	2021	2022	2021
Engineered Fastening	$468.1	$435.7	$1,414.3	$1,389.0
Infrastructure	156.7	157.8	505.2	464.4
Industrial	$624.8	$593.5	$1,919.5	$1,853.4
The following table is a summary of total assets by segment as of October 1, 2022 and January 1, 2022:

(Millions of Dollars)	October 1, 2022	January 1, 2022
Tools & Outdoor	$20,382.9	$19,537.9
Industrial	5,245.9	5,627.8
	25,628.8	25,165.7
Assets held for sale	—	3,505.4
Corporate assets	(104.9)	(491.1)
Consolidated	$25,523.9	$28,180.0
Corporate assets primarily consist of cash, deferred taxes, property, plant and equipment, and right-of-use lease assets. Based on the nature of the Company's cash pooling arrangements, at times the corporate-related cash accounts will be in a net liability position.

GEOGRAPHIC AREAS

The following table is a summary of net sales by geographic area for the three and nine months ended October 1, 2022 and October 2, 2021:

	Third Quarter		Year-to-Date
(Millions of Dollars)	2022	2021	2022	2021
United States	$2,664.3	$2,253.3	$8,140.3	$6,587.0
Canada	189.5	175.9	669.5	530.5
Other Americas	218.2	224.6	632.6	631.4
France	102.4	108.8	370.4	371.0
Other Europe	587.9	695.3	2,091.3	2,196.7
Asia	357.3	321.8	1,056.5	982.8
Consolidated	$4,119.6	$3,779.7	$12,960.6	$11,299.4
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
The Company’s policy is to accrue environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. If no amount in the range of probable loss is considered most likely, the minimum loss in the range is accrued. The amount of liability recorded is based on an evaluation of currently available facts with respect to each individual site and includes such factors as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. The liabilities recorded do not take into account any claims for recoveries from insurance or third parties. As assessments and remediation progress at individual sites, the amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. As of October 1, 2022 and January 1, 2022, the Company had reserves of $136.8 million and $159.1 million, respectively, for remediation activities associated with Company-owned properties, as well as for Superfund sites, for losses that are probable and estimable. Of the 2022 amount, $40.9 million is classified as current and $95.9 million as long-term which is expected to be paid over the estimated remediation period. As of October 1, 2022, the range of environmental remediation costs that is reasonably possible is $64.2 million to $229.1 million which is subject to change in the near term. The Company may be liable for environmental remediation of sites it no longer owns. Liabilities have been recorded on those sites in accordance with the Company's policy.
As of October 1, 2022, the Company has recorded $16.3 million in other assets related to funding received by the Environmental Protection Agency (“EPA”) and placed in a trust in accordance with the final settlement with the EPA, embodied in a Consent Decree approved by the United States District Court for the Central District of California on July 3, 2013. Per the Consent Decree, Emhart Industries, Inc. (a dissolved and liquidated former indirectly wholly-owned subsidiary of The Black & Decker Corporation) (“Emhart”) has agreed to be responsible for an interim remedy at a site located in Rialto, California and formerly operated by West Coast Loading Corporation (“WCLC”), a defunct company for which Emhart was alleged to be liable as a successor. The remedy will be funded by (i) the amounts received from the EPA as gathered from multiple parties, and, to the extent necessary, (ii) Emhart's affiliate. The interim remedy requires the construction of a water treatment facility and the filtering of ground water at or around the site for a period of approximately 30 years or more. As of October 1, 2022, the Company's net cash obligation associated with remediation activities, including WCLC assets, is $120.5 million.
The EPA also asserted claims in federal court in Rhode Island against Black & Decker and Emhart related to environmental contamination found at the Centredale Manor Restoration Project Superfund Site ("Centredale"), located in North Providence, Rhode Island. The EPA discovered a variety of contaminants at the site, including but not limited to, dioxins, polychlorinated biphenyls, and pesticides. The EPA alleged that Black & Decker and Emhart are liable for site clean-up costs under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") as successors to the liability of Metro-Atlantic, Inc., a former operator at the site, and demanded reimbursement of the EPA’s costs related to this site. Black & Decker and Emhart then vigorously litigated the issue of their liability for environmental conditions at the Centredale site, including completing trial on Phase 1 of the proceedings in late July 2015 and completing trial on Phase 2 of the proceedings in April 2017. On July 9, 2018, a Consent Decree was lodged with the United States District Court documenting the terms of a settlement between the Company and the United States for reimbursement of EPA's past costs and remediation of environmental contamination found at the Centredale site. The terms of the Consent Decree were subject to public comment and Court approval. After a full hearing on March 19, 2019, the Court approved and entered the Consent Decree on April 8, 2019. The settlement resolves outstanding issues relating to Phase 1 and 2 of the litigation with the United States. The Company is complying with the terms of the settlement. The District Court's entry of the Consent Decree was appealed by several PRPs at the site to the United States Court of Appeals for the First Circuit. The District Court's actions were affirmed by the First Circuit on February 17, 2021. Phase 3 of the litigation, is addressing the potential allocation of liability to other PRPs who may have contributed to contamination of the Centredale site with dioxins, polychlorinated biphenyls and other contaminants of concern. As of October 1, 2022, the Company has a remaining reserve of $38.0 million for this site.
The Company and approximately 47 other companies comprise the Lower Passaic Cooperating Parties Group (the “CPG”). The CPG members and other companies are parties to a May 2007 Administrative Settlement Agreement and Order on Consent (“AOC”) with the EPA to perform a remedial investigation/feasibility study (“RI/FS”) of the lower seventeen miles of the Lower Passaic River in New Jersey (the “River”). The Company’s potential liability stems from former operations in Newark, New Jersey. As an interim step related to the 2007 AOC, on June 18, 2012, the CPG members voluntarily entered into an AOC with the EPA for remediation actions focused solely at mile 10.9 of the River. The Company’s estimated costs related to the RI/FS and focused remediation action at mile 10.9, based on an interim allocation, are included in its environmental reserves. On April 11, 2014, the EPA issued a Focused Feasibility Study (“FFS”) and proposed plan which addressed various early action remediation alternatives for the lower 8.3 miles of the River. The EPA received public comment on the FFS and proposed plan (including comments from the CPG and other entities asserting that the FFS and proposed plan do not comply with CERCLA) which public comment period ended on August 20, 2014. The CPG submitted to the EPA a draft RI report in February 2015 and draft FS report in April 2015 for the entire lower seventeen miles of the River. On March 4, 2016, the EPA issued a Record of Decision ("ROD") selecting the remedy for the lower 8.3 miles of the River. The cleanup plan adopted by the EPA is now considered a final action for the lower 8.3 miles of the River and will include the removal of 3.5 million cubic yards of sediment, placement of a cap over the entire lower 8.3 miles of the River, and, according to the EPA, will cost approximately $1.4 billion and take 6 years to implement after the remedial design is completed. The Company and 105 other parties received a letter dated March 31, 2016 from the EPA notifying such parties of potential liability for the costs of the cleanup of the lower 8.3 miles of the River and a letter dated March 30, 2017 stating that the EPA had offered 20 of the parties (not including the Company) an early cash out settlement. In a letter dated May 17, 2017, the EPA stated that these 20 parties did not discharge any of the eight hazardous substances identified as the contaminants of concern in the lower 8.3 mile ROD. In the March 30, 2017 letter, the EPA stated that other parties who did not discharge dioxins, furans or polychlorinated biphenyls (which are considered the contaminants of concern posing the greatest risk to human health or the environment) may also be eligible for cash out settlement, but expects those parties' allocation to be determined through a complex settlement analysis using a third-party allocator. The EPA subsequently clarified this statement to say that such parties would be eligible to be "funding parties" for the lower 8.3 mile remedial action with each party's share of the costs determined by the EPA based on the allocation process and the remaining parties would be "work parties" for the remedial action. The Company asserts that it did not discharge dioxins, furans or polychlorinated biphenyls and should be eligible to be a "funding party" for the lower 8.3 mile remedial action. The Company participated in the allocation process. The allocator selected by the EPA issued a confidential allocation report on December 28, 2020, which was reviewed by the EPA. As a result of the allocation process, on February 11, 2022, the EPA and certain parties (including the Company) reached an agreement in principle and are in the process of finalizing a consent decree that, subject to court entry, will result in a cash-out settlement for remediation of the entire 17-mile Lower Passaic River. On September 30, 2016, Occidental Chemical Corporation ("OCC") entered into an agreement with the EPA to perform the remedial design for the cleanup plan for the lower 8.3 miles of the River. The remedial design is expected to be substantially completed in the fourth quarter of 2022. On June 30, 2018, OCC filed a complaint in the United States District Court for the District of New Jersey against over 100 companies, including the Company, seeking CERCLA cost recovery or contribution for past costs relating to various investigations and cleanups OCC has conducted or is conducting in connection with the River. According to the complaint, OCC has incurred or is incurring costs which include the estimated cost ($165 million) to complete the remedial design for the cleanup plan for the lower 8.3 miles of the River. OCC also seeks a declaratory judgment to hold the defendants liable for their proper shares of future response costs for OCC's ongoing activities in connection with the River. The Company and other defendants have answered the complaint and currently are engaged in discovery with OCC. On February 24, 2021, the Company and other defendants filed a third party complaint against the Passaic Valley Sewerage Commissioners and forty-two municipalities to require those entities to pay their equitable share of response costs. On October 10, 2018, the EPA issued a letter directing the CPG to prepare a streamlined feasibility study for the upper 9 miles of the River based on an iterative approach using adaptive management strategies. The CPG submitted a revised draft Interim Remedy Feasibility Study to the EPA on December 4, 2020, which identifies various targeted dredge and cap alternatives with costs that range from $420 million to $468 million (net present value). The EPA approved the Interim Remedy Feasibility Study on December 11, 2020. The EPA issued the Interim Remedy Proposed Plan on April 14, 2021, selecting an alternative that the EPA estimates will cost $441 million (net present value). The CPG continues to conduct work to complete the RI/FS for the entire 17-mile River. The EPA issued the Interim Remedy ROD on September 28, 2021. At this time, the Company cannot reasonably estimate its liability related to the litigation and remediation efforts, excluding the RI/FS and remediation actions at mile 10.9, as the OCC litigation is pending and the EPA settlement process has not been completed and requires court approval.
Per the terms of a Final Order and Judgment approved by the United States District Court for the Middle District of Florida on January 22, 1991, Emhart is responsible for a percentage of remedial costs arising out of the Kerr McGee Chemical Corporation Superfund Site located in Jacksonville, Florida. On March 15, 2017, the Company received formal notification from the EPA that the EPA had issued a ROD selecting the preferred alternative identified in the Proposed Cleanup Plan. As of October 1, 2022, the Company has reserved $21.8 million for this site.

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

S.    COMMITMENTS AND GUARANTEES

COMMITMENTS — The Company has numerous assets, predominantly real estate, vehicles and equipment, under various lease arrangements. The following is a summary of the Company's right-of-use-assets and lease liabilities:

(Millions of Dollars)	October 1, 2022	January 1, 2022
Right-of-use assets	$402.7	$426.0
Lease liabilities	$411.5	$439.1
Weighted-average incremental borrowing rate	3.4%	3.5%
Weighted-average remaining term	6 years	6 years

Right-of-use assets are included within Other assets in the Consolidated Balance Sheets, while lease liabilities are included within Accrued expenses and Other liabilities, as appropriate. The Company determines its incremental borrowing rate based on interest rates from its debt issuances, taking into consideration adjustments for collateral, lease terms and foreign currency.

As of October 1, 2022, the Company had unrecognized commitments that require the future purchase of goods or services (unconditional purchase obligations) to provide it with access to products and services at competitive prices. These obligations consist of supplier agreements with long-term minimum material purchase requirements and freight forwarding arrangements with minimum quantity commitments. As of October 1, 2022, the Company had unconditional purchase obligations related to these supplier agreements of $564.7 million, consisting of $48.5 million in 2022, $246.7 million in 2023, $263.1 million in 2024, and $6.4 million in 2025.

GUARANTEES — The Company’s financial guarantees at October 1, 2022 are as follows:

(Millions of Dollars)	Term	Maximum Potential Payment	Carrying Amount of Liability
Guarantees on the residual values of leased assets	One to five years	$74.5	$—
Standby letters of credit	Up to three years	174.2	—
Commercial customer financing arrangements	Up to six years	75.5	11.9
Total		$324.2	$11.9
The Company has guaranteed a portion of the residual values of certain leased assets, including one of its major distribution centers and two of its office buildings. The lease guarantees are for an amount up to $74.5 million while the fair value of the underlying assets is estimated at $101.8 million. The related assets would be available to satisfy the guarantee obligations and therefore it is unlikely the Company will incur any future loss associated with these guarantees.

The Company has issued $174.2 million in standby letters of credit that guarantee future payments which may be required under certain insurance programs and in relation to certain environmental remediation activities described more fully in Note R, Contingencies.

The Company provides various limited and full recourse guarantees to financial institutions that provide financing to U.S. and Canadian Mac Tool distributors and franchisees for their initial purchase of the inventory and trucks necessary to function as a distributor and franchisee. In addition, the Company provides limited and full recourse guarantees to financial institutions that extend credit to certain end retail customers of its U.S. Mac Tool distributors and franchisees. The gross amount guaranteed in these arrangements is $75.5 million and the $11.9 million carrying value of the guarantees issued is recorded in Other liabilities in the Consolidated Balance Sheets.

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

The changes in the carrying amount of product warranties for the nine months ended October 1, 2022 and October 2, 2021 are as follows:

(Millions of Dollars)	2022	2021
Balance beginning of period	$134.5	$107.9
Warranties and guarantees issued	117.0	108.9
Warranty payments and currency	(129.4)	(118.0)
Balance end of period	$122.1	$98.8

T.    DIVESTITURES

Oil & Gas business

On August 19, 2022, the Company completed the previously announced sale of its Oil & Gas business comprising of pipeline services and equipment businesses to Pipeline Technique Limited and recognized a pre-tax loss of $8.6 million. This divestiture did not qualify for discontinued operations and therefore, its results are included in the Company's continuing operations within the Industrial segment for all periods presented through the date of sale.

Following is the pre-tax income (losses) for this business for the three and nine months ended October 1, 2022 and October 2, 2021:

	Third Quarter		Year-to-Date
(Millions of Dollars)	2022	2021	2022	2021
Pre-tax income (losses)	$2.9	$(3.2)	$(2.7)	$(13.3)

In addition, the Company recognized a $168.4 million pre-tax asset impairment charge to adjust the carrying amount of the long-lived assets of the Oil & Gas business to its fair value less the costs to sell during the second quarter of 2022.

Mechanical Access Solutions business
On July 5, 2022, the Company completed the previously announced sale of its Mechanical Access Solutions ("MAS") business comprising of the automatic doors business to Allegion plc for net proceeds of $922.2 million and a pre-tax gain of $618 million.
As part of the purchase and sale agreement, the Company will perform transition services relating to certain administrative functions for Allegion plc for an initial period of two years or less, pending integration of these functions into their pre-existing business processes.

Commercial Electronic Security and Healthcare businesses

On July 22, 2022, the Company completed the previously announced sale of its Company's Convergent Security Solutions ("CSS") business comprising of the commercial electronic security and healthcare businesses to Securitas AB for net proceeds of $3.1 billion and a pre-tax gain of $602 million.

As part of the purchase and sale agreement, the Company will perform transition services relating to certain administrative functions for Securitas AB for an initial period of one year or less, pending integration of these functions into their pre-existing business processes. A portion of the $3.1 billion received at closing reimburses the Company for transition service costs expected to be incurred.

The MAS and CSS divestitures represent a single plan to exit the Security segment and are considered a strategic shift that will have a major effect on the Company’s operations and financial results. As such, the operating results of MAS and CSS are reported as discontinued operations. Amounts previously reported have been reclassified to conform to this presentation to allow for meaningful comparison of continuing operations. These divestitures allow the Company to invest in other areas of the Company that fit into its long-term growth strategy.

Summarized operating results of discontinued operations are presented in the following table for the three and nine months ended October 1, 2022 and October 2, 2021:

	Third Quarter		Year-to-Date
(Millions of Dollars)	2022	2021	2022	2021
Net Sales	$78.2	$483.5	$1,056.3	$1,461.8
Cost of sales	49.0	307.6	687.5	927.6
Selling, general, and administrative(1)	30.2	125.3	308.0	393.6
Gain on sale of discontinued operations	1,220.0	—	1,220.0	—
Other, net and restructuring charges	14.1	15.9	47.3	42.4
Earnings from discontinued operations before income taxes	$1,204.9	$34.7	$1,233.5	$98.2
Income taxes on discontinued operations	396.9	0.1	396.7	10.4
Net earnings from discontinued operations	$808.0	$34.6	$836.8	$87.8
(1) Includes provision for credit losses.

The following table presents the significant non-cash items and capital expenditures for the discontinued operations with respect to MAS and CSS that are included in the Condensed Consolidated Statements of Cash Flows for the three and nine months ended October 1, 2022 and October 2, 2021:

	Third Quarter		Year-to-Date
(Millions of Dollars)	2022	2021	2022	2021
Depreciation and amortization	$—	$16.4	$0.4	$51.2
Capital expenditures	$—	$6.4	$6.3	$13.2
Stock-based compensation	$(1.0)	$1.8	$17.5	$5.7

As of January 1, 2022, the assets and liabilities related to MAS and CSS were classified as held for sale on the Company's Consolidated Balance Sheet. There were no assets or liabilities held for sale relating to the Oil & Gas business as of January 1, 2022. The carrying amounts of the assets and liabilities that were aggregated in assets held for sale and liabilities held for sale as of January 1, 2022 are presented in the following table:

(Millions of Dollars)	January 1, 2022
Cash and cash equivalents	$145.1
Accounts and notes receivable, net	513.9
Inventories, net	169.4
Other current assets	41.2
Property, plant and equipment, net	84.3
Goodwill and other intangibles, net	2,270.2
Other assets	281.3
Total assets	$3,505.4

Accounts payable and accrued expenses	$460.4
Other long-term liabilities	137.4
Total liabilities	$597.8

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
BUSINESS OVERVIEW
Strategy
The Company is a global provider of hand tools, power tools, outdoor products and related accessories, as well as a leading provider of engineered fastening solutions and attachment tools for infrastructure applications. The Company has executed a growth and acquisition strategy that involves industry, geographic and customer diversification to foster sustainable revenue, earnings and cash flow growth over the long term. Over the next two to three years, the Company is focused on leveraging past acquisitions through an organic strategy that optimizes the newly focused portfolio surrounding its Tools & Outdoor and Industrial businesses. Execution of this strategy means reducing complexity and optimizing the operating structure to invest in the Company’s leading franchises to deliver organic growth at 2 to 3 times the market and to transform the supply chain to be shorter, closer to customers and more responsive to demand with 35+ gross margin rates.
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
The Company’s growth strategy is interdependent with its social responsibility strategy focused on workforce upskilling, product innovation, and environmental preservation including mitigating the impacts of climate change. These are core business issues that ensure the long-term viability of the Company, its customers, suppliers, and communities. The Company has established environmental, social and corporate governance ("ESG") targets embodied in its 2030 ESG strategy that include empowering 10 million makers and creators, enhancing 500 million lives through purpose-driven product innovation, becoming carbon-neutral, landfill-free across its operations, and reducing water use in water stressed and scarce areas. The carbon neutrality target includes third-party approved science-based targets to reduce absolute scope 1 and 2 greenhouse gas emissions by greater than 100% by 2030, and to reduce supply chain emissions by 35%. The Company’s ESG strategy considers all life-cycle stages including material procurement from supply chain partners, product design, manufacturing, distribution and transportation, product use, product service and end-of-life. Refer to section "Human Capital Management" in Item 1. Business of the Company’s Form 10-K for the year ended January 1, 2022 for additional information regarding the Company's commitment to upskilling its employees and improving diversity, equity and inclusion.
In terms of capital allocation, the Company remains committed, over the long-term, to returning approximately 50% of excess capital to shareholders through a strong and growing dividend as well as opportunistically repurchasing shares. The remaining capital (approximately 50%) will be deployed towards acquisitions. Over the next two to three years, the Company expects to prioritize return of excess capital to shareholders.
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

Sale of Oil & Gas business
On August 19, 2022, the Company completed the previously announced sale of its Oil & Gas business comprising of pipeline services and equipment businesses to Pipeline Technique Limited.
Sale of Mechanical Access Solutions ("MAS")
On July 5, 2022, the Company completed the previously announced sale of its MAS business comprising of the automatic doors business to Allegion plc for net proceeds of $922.2 million.
Sale of Convergent Security Solutions ("CSS")
On July 22, 2022, the Company completed the previously announced sale of its CSS business comprising of commercial electronic security and healthcare businesses to Securitas AB for net proceeds of $3.1 billion.
Proceeds from the sale of these businesses were used to repay borrowings made in the first quarter of 2022 to fund the Company's share repurchase program previously discussed. The use of proceeds to support a share repurchase program is consistent with the Company's long-term capital allocation strategy.
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

On November 12, 2021, the Company acquired Excel Industries ("Excel"). Excel is a leading designer and manufacturer of premium commercial and residential turf-care equipment under the Hustler Turf Equipment® brand. The Company believes this is a strategically important bolt-on acquisition that bolsters its presence in the independent dealer network.

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

Global Cost Reduction Program Update

The Company’s primary areas of strategic focus are:

•Continuing to advance innovation, electrification and global market penetration to achieve organic growth of 2-3 times the market;
•Streamlining and simplifying the organization, as well as shifting resources to prioritize investments believed to have a positive and more direct impact to customers;
•Accelerating the operations and supply chain transformation to improve fill rates and better match the needs of its customers while improving gross margins back to historical 35%+ levels; and
•Prioritizing cash flow generation and inventory optimization.

The Company advanced a series of initiatives in the third quarter designed to generate cost savings by resizing the organization and reducing inventory with the ultimate objective of driving long-term growth, improving profitability and generating strong cash flow. These initiatives are expected to optimize the cost base as well as provide a platform to fund investments to accelerate growth in the core businesses. The Company remains on track and expects these initiatives to generate cost savings of approximately $150 to $200 million in 2022, $1 billion by the end of 2023 and grow to approximately $2 billion by 2025.

The program consists of a selling, general, and administrative ("SG&A") reduction of $500 million and a supply chain transformation expected to deliver $1.5 billion of cumulative cost savings to achieve 35%+ adjusted gross margins. The $500 million SG&A savings is generated by simplifying the corporate structure, optimizing organizational spans and layers and reducing indirect spend and is expected to be achieved by the end of 2023. These savings are intended to fund $300 million to

$500 million of innovation and commercial investments over the next three years to accelerate organic growth. The charges associated with the SG&A savings are reflected in the full year estimate of acquisiton-related and other charges detailed below in 2022 Outlook.

The supply chain transformation consists of:

•Leveraging strategic sourcing and contract manufacturing;
•Consolidating facilities and optimizing the distribution network;
•Executing the SBD Operating Model to deliver operational excellence through efficiency, simplified organizational design and inventory optimization; and
•Platforming products and implementing initiatives to drive a SKU reduction.

The investment required over the next two to three years to achieve the $1.5 billion of cumulative supply chain cost savings is approximately $700 to $750 million, of which approximately 45% is expected to be capital expenditures.

During the third quarter, the Company realized $65 million of savings primarily from lower headcount and indirect spend reductions. In addition, the Company reduced inventory by approximately $290 million sequentially and expects further inventory and working capital reductions in the fourth quarter to support free cash flow generation.

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
The Infrastructure business consists of the Attachment Tools product line and sells hydraulic tools and high quality, performance-driven heavy equipment attachment tools for off-highway applications.

RESULTS OF OPERATIONS
The Company’s results represent continuing operations and exclude the commercial electronic security, healthcare, and automatic doors businesses, unless specifically noted. These divestitures represent a single plan to exit the Security segment and are considered a strategic shift that will have a major effect on the Company's operations and financial results. Therefore, the operating results of these businesses have been classified as discontinued operations. The divestiture of the Oil & Gas business did not qualify for discontinued operations and therefore, its results are included in the Company's continuing operations within the Industrial segment for all periods presented through the date of sale in the third quarter of 2022.

Certain Items Impacting Earnings
The Company has provided a discussion of its results both inclusive and exclusive of acquisition-related and other charges. Organic growth is also utilized to describe results aside from the impacts of foreign currency fluctuations, acquisitions during their initial 12 months of ownership, and divestitures. The results and measures, including gross profit, SG&A, Other, net, and segment profit, on a basis excluding acquisition-related and other charges, and organic growth are Non-GAAP financial measures. The Company considers the use of Non-GAAP financial measures relevant to aid analysis and understanding of the Company’s results and business trends aside from the material impact of these items and ensures appropriate comparability to operating results of prior periods.

The Company’s operating results at the consolidated level as discussed below include and exclude acquisition-related and other charges impacting gross profit, SG&A, and Other, net. The Company’s business segment results as discussed below include and exclude acquisition-related and other charges impacting gross profit and SG&A. These amounts for the third quarter and year-to-date periods of 2022 and 2021 are as follows:
Third Quarter 2022

	(Millions of Dollars)	GAAP	Acquisition- Related Charges & Other	Non-GAAP
	Gross profit	$1,018.1	$(2.5)	$1,015.6
	Selling, general and administrative[1]	799.8	(41.3)	758.5
	Operating profit	218.3	38.8	257.1
	(Loss) earnings from continuing operations before income taxes and equity interest	(4.3)	118.7	114.4
	Income taxes on continuing operations	(40.9)	39.4	(1.5)
	Net Earnings from Continuing Operations Attributable to Common Shareowners - Diluted	36.9	79.3	116.2
	Diluted earnings per share of common stock - Continuing operations	$0.24	$0.52	$0.76
1	Includes provision for credit losses
The Acquisition-Related Charges and Other in the table above relate to the following:

•A net benefit to Gross profit primarily pertaining to reserve adjustments relating to the Russia business closure;
•Charges in SG&A primarily related to integration-related costs;
•Other charges included in (Loss) earnings from continuing operations before income taxes and equity interest consisting of:
◦$2.7 million in Other, net primarily related to deal transaction costs;
◦$8.6 million loss pertaining to the sale of the Oil & Gas business; and
◦$68.6 million of restructuring charges primarily pertaining to severance and related costs;
•Income taxes on continuing operations include the tax effect on the above net charges.

Year-To-Date 2022

	(Millions of Dollars)	GAAP	Acquisition- Related Charges & Other	Non-GAAP
	Gross profit	$3,530.6	$102.9	$3,633.5
	Selling, general and administrative[1]	2,612.8	(153.1)	2,459.7
	Operating profit	917.8	256.0	1,173.8
	Earnings from continuing operations before income taxes and equity interest	190.1	588.2	778.3
	Income taxes on continuing operations	(80.8)	121.7	40.9
	Net Earnings from Continuing Operations Attributable to Common Shareowners - Diluted	271.7	466.5	738.2
	Diluted earnings per share of common stock - Continuing operations	$1.72	$2.95	$4.67
1	Includes provision for credit losses
The Acquisition-Related Charges and Other in the table above relate to the following:

•Charges reducing Gross profit primarily pertaining to inventory step-up charges and the Russia business closure;
•Charges in SG&A primarily related to integration-related costs, a voluntary retirement program, and the Russia business closure;
•Other charges included in Earnings from continuing operations before income taxes and equity interest consisting of:
◦$14.6 million in Other, net primarily related to a voluntary retirement program and deal transaction costs;
◦$8.4 million net loss primarily relating to the sale of the Oil & Gas business;
◦$168.4 million asset impairment charge related to the Oil & Gas business; and
◦$140.8 million of restructuring charges primarily pertaining to severance and related costs;
•Income taxes on continuing operations include the tax effect on the above net charges.

Third Quarter 2021

	(Millions of Dollars)	GAAP	Acquisition- Related Charges & Other	Non-GAAP
	Gross profit	$1,215.6	$5.1	$1,220.7
	Selling, general and administrative[1]	773.5	(18.7)	754.8
	Operating profit	442.1	23.8	465.9
	Earnings from continuing operations before income taxes and equity interest	369.2	32.5	401.7
	Income taxes on continuing operations	(0.5)	6.8	6.3
	Share of net earnings of equity method investment	9.8	—	9.8
	Net Earnings from Continuing Operations Attributable to Common Shareowners - Diluted	380.0	25.7	405.7
	Diluted earnings per share of common stock - Continuing operations	$2.30	$0.15	$2.45
1	Includes provision for credit losses
The Acquisition-Related Charges and Other in the table above relate to the following:

•Charges reducing Gross profit pertaining to facility-related charges;
•Charges in SG&A primarily for functional transformation initiatives;
•Other charges included in Earnings from continuing operations before income taxes and equity interest consisting of:
◦$8.1 million in Other, net primarily related to deal transactions costs; and
◦$0.6 million of restructuring charges;
•Income taxes on continuing operations include the tax effect on the above net charges.

Year-To-Date 2021

	(Millions of Dollars)	GAAP	Acquisition- Related Charges & Other	Non-GAAP
	Gross profit	$3,965.2	$10.8	$3,976.0
	Selling, general and administrative[1]	2,259.7	(52.1)	2,207.6
	Operating profit	1,705.5	62.9	1,768.4
	Earnings from continuing operations before income taxes and equity interest	1,437.9	89.5	1,527.4
	Income taxes on continuing operations	182.3	21.2	203.5
	Share of net earnings of equity method investment	16.0	11.2	27.2
	Net Earnings from Continuing Operations Attributable to Common Shareowners - Diluted	1,260.0	79.5	1,339.5
	Diluted earnings per share of common stock - Continuing operations	$7.64	$0.48	$8.12
1	Includes provision for credit losses
The Acquisition-Related Charges and Other in the table above relate to the following:

•Charges reducing Gross profit pertaining to facility-related charges;
•Charges in SG&A primarily for functional transformation initiatives;
•Other charges included in Earnings from continuing operations before income taxes and equity interest consisting of:
◦$10.2 million in Other, net primarily related to deal transactions costs;
◦$3.6 million net loss pertaining to a previously divested business; and
◦$12.8 million of restructuring charges pertaining to severance and facility closures;
•Income taxes on continuing operations include the tax effect on the above net charges.

Below is a summary of the Company’s operating results at the consolidated level, followed by an overview of business segment performance.
Consolidated Results

Net Sales: Net sales were $4.120 billion in the third quarter of 2022 compared to $3.780 billion in the third quarter of 2021, representing an increase of 9%, primarily driven by a 16% increase from strategic outdoor power equipment acquisitions and an 8% increase from price realization, partially offset by a 10% decrease in volume, 4% decrease from foreign currency, and a 1% decrease from divestitures. Tools & Outdoor net sales increased 10% compared to the third quarter of 2021 due to an 18% increase from the MTD and Excel acquisitions and a 7% increase in price, partially offset by a 12% decline in volume and a 3% decrease from foreign currency. Industrial net sales increased by 5% compared to the third quarter of 2021 as a 9% increase in price and 5% increase in volume was partially offset by a 6% impact from foreign currency and a 3% impact from the Oil & Gas divestiture.

Net sales were $12.961 billion in the first nine months of 2022 compared to $11.299 billion in the first nine months of 2021, representing an increase of 15%, primarily driven by a 21% increase from strategic outdoor power equipment acquisitions and a 7% increase from price realization, partially offset by 10% and 3% decreases from volume and foreign currency, respectively. Tools & Outdoor net sales increased 17% compared to the first nine months of 2021 due to a 25% increase from the MTD and Excel acquisitions and a 7% increase in price, partially offset by a 12% decline in volume and a 3% decrease from foreign currency. Industrial net sales increased 4% compared to the first nine months of 2021 as an 8% increase in price and 1% increase in volume were partially offset by a 4% impact from foreign currency and a 1% impact from the Oil & Gas divestiture.

Gross Profit: Gross profit was $1.018 billion, or 24.7% of net sales, in the third quarter of 2022 compared to $1.216 billion, or 32.2% of net sales, in the third quarter of 2021. Acquisition-related and other charges were a net benefit of $2.5 million for the three months ended October 1, 2022 and a $5.1 million charge for the three months ended October 2, 2021. Excluding these items, gross profit was 24.7% of net sales for the three months ended October 1, 2022, compared to 32.3% for the three months ended October 2, 2021, as price realization was more than offset by commodity inflation, higher supply chain costs, including the impact of planned production curtailments, and lower volume.

Gross profit was $3.531 billion, or 27.2% of net sales, in the first nine months of 2022 compared to $3.965 billion, or 35.1% of net sales, in the first nine months of 2021. Acquisition-related and other charges, which reduced gross profit, were $102.9 million for the nine months ended October 1, 2022 and $10.8 million for the nine months ended October 2, 2021. Excluding these items, gross profit was 28.0% of net sales for the nine months ended October 1, 2022, compared to 35.2% for the nine months ended October 2, 2021, driven by the factors discussed above that impacted the third quarter of 2022.

SG&A Expenses: SG&A, inclusive of the provision for credit losses, was $799.8 million, or 19.4% of net sales, in the third quarter of 2022, compared to $773.5 million, or 20.5% of net sales, in the third quarter of 2021. Within SG&A, acquisition-related and other charges totaled $41.3 million for the three months ended October 1, 2022 and $18.7 million for the three months ended October 2, 2021. Excluding these charges, SG&A was 18.4% of net sales for the three months ended October 1, 2022, compared to 20.0% for the three months ended October 2, 2021 due to the successful implementation of cost control actions.

SG&A, inclusive of the provision for credit losses, was $2.613 billion, or 20.2% of net sales, in the first nine months of 2022, compared to $2.260 billion, or 20.0% of net sales, in the first nine months of 2021. Within SG&A, acquisition-related and other charges totaled $153.1 million for the nine months ended October 1, 2022 and $52.1 million for the nine months ended October 2, 2021. Excluding these charges, SG&A was 19.0% of net sales for the nine months ended October 1, 2022, compared to 19.5% for the nine months ended October 2, 2021.

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

Other, net: Other, net amounted to $69.1 million and $28.9 million in the third quarter of 2022 and 2021, respectively. Excluding acquisition-related and other charges of $2.7 million, Other, net totaled $66.4 million for the three months ended October 1, 2022. Excluding acquisition-related and other charges of $8.1 million, Other, net totaled $20.8 million for the three months ended October 2, 2021. The increase in 2022 compared to 2021 is driven by higher intangible asset amortization in 2022 due to the MTD and Excel acquisitions and appreciation of Stanley Ventures' investments in the third quarter of 2021.

Other, net amounted to $210.2 million and $119.4 million in the first nine months of 2022 and 2021, respectively. Excluding acquisition-related and other charges of $14.6 million, Other, net totaled $195.6 million for the nine months ended October 1, 2022. Excluding acquisition-related and other charges of $10.2 million, Other, net totaled $109.2 million for the nine months ended October 2, 2021. The increase in 2022 compared to 2021 is driven by the factors discussed above.

Loss on Sales of Businesses: During the third quarter of 2022, the Company recorded an $8.6 million pre-tax loss related to the sale of the Oil & Gas business. The Company also recognized a $0.2 million pre-tax gain in the second quarter of 2022 related to a previously divested business, resulting in a net loss of $8.4 million for the first nine months of 2022.

During the first nine months of 2021, the Company recorded a pre-tax loss of $3.6 million related to previously divested businesses.

Asset Impairment Charge: During the second quarter of 2022, the Company recorded a pre-tax impairment loss of $168.4 million related to the Oil & Gas business. Refer to Footnote T, Divestitures, for additional information on the divestiture of the Oil & Gas business.

Interest, net: Net interest expense was $76.3 million in the third quarter of 2022 compared to $43.4 million in the third quarter of 2021. On a year-to-date basis, net interest expense was $199.9 million in 2022 and $131.8 million in 2021. The year-over-year increase was primarily driven by higher U.S. interest rates and higher average balances relating to the Company's commercial paper borrowings, as well as the $1.0 billion issuance of debt in the first quarter of 2022.

Income Taxes: The Company recognized an income tax benefit on continuing operations of $40.9 million and $80.8 million for the three and nine months ended October 1, 2022, respectively, resulting in effective tax rates of 951.2% and (42.5)%. The effective tax rate for the three months ended October 1, 2022 differs from the U.S. statutory tax rate primarily due to the continued reorganization of the supply chain and the impact of lower forecasted earnings in North America, offset by tax on foreign earnings and the re-measurement of uncertain tax positions. The effective tax rate for the nine months ended October 1, 2022 differs from the U.S. statutory tax rate primarily due to a benefit associated with the disposition of the Company's Oil & Gas business in addition to the items discussed above. Excluding the impacts of the acquisition-related and other charges, the effective tax rates were (1.3)% and 5.3% for the three and nine months ended October 1, 2022, respectively. These effective tax rates differ from the U.S. statutory tax rate due to the items discussed above, excluding the benefit associated with the disposition of the Company's Oil & Gas business.

The Company recognized an income tax benefit on continuing operations of $0.5 million and expense of $182.3 million for the three and nine months ended October 2, 2021, respectively, resulting in effective tax rates of (0.1)% and 12.7%. Excluding the impacts of the acquisition-related and other charges, the effective tax rates were 1.6% and 13.3% for the three and nine months ended October 2, 2021, respectively. These effective tax rates differ from the U.S. statutory tax rate primarily due to a benefit associated with the Company's supply chain reorganization, tax on foreign earnings, the re-measurement of uncertain tax position reserves, the re-measurement of the deferred tax assets and liabilities due to foreign corporate income tax rate changes, and the tax benefit of equity-based compensation.

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
The Company’s operations are classified into two reportable business segments: Tools & Outdoor and Industrial.
Tools & Outdoor:

	Third Quarter		Year-to-Date
(Millions of Dollars)	2022	2021	2022	2021
Net sales	$3,494.7	$3,185.9	$11,040.8	$9,445.3
Segment profit	$228.4	$478.5	$968.5	$1,750.2
% of Net sales	6.5%	15.0%	8.8%	18.5%

Tools & Outdoor net sales increased $308.8 million, or 10%, in the third quarter of 2022 compared to the third quarter of 2021, as an 18% increase from the MTD and Excel acquisitions and a 7% increase in price were partially offset by lower volume of 12% and 3% from unfavorable currency impacts. The overall 5% organic decline was a result of lower consumer and DIY market demand. Regional year-over-year organic revenue declines were 2%, 4%, and 12% in emerging markets, North America, and Europe, respectively. U.S. retail point-of-sale demand was supported by price increases and professional demand, which remained stable compared to levels exiting the second quarter of 2022.

Tools & Outdoor net sales increased $1.596 billion, or 17%, in the first nine months of 2022 compared to the first nine months of 2021, primarily driven by a 25% increase from the MTD and Excel acquisitions and a 7% increase in price, partially offset by lower volume of 12% and 3% from unfavorable currency impacts. Organic revenue in emerging markets increased 2% year-over-year and declined in both Europe and North America by 6%. The overall 5% organic decline was primarily driven by the same factors that impacted the third quarter of 2022, as discussed above.

Segment profit for the third quarter of 2022 was $228.4 million, or 6.5% of net sales, compared to $478.5 million, or 15.0% of net sales, in the third quarter of 2021. Excluding acquisition-related and other charges of $10.6 million and $14.2 million for the three months ended October 1, 2022 and October 2, 2021, respectively, segment profit was 6.8% of net sales in the third quarter of 2022 and 15.5% in the third quarter of 2021, as the benefit from price realization was more than offset by commodity inflation, higher supply chain costs, production curtailment costs and lower volume.

Segment profit for the first nine months of 2022 was $968.5 million, or 8.8% of net sales, compared to $1.750 billion, or 18.5% of net sales, in the first nine months of 2021. Excluding acquisition-related and other charges of $205.6 million and $27.6 million for the nine months ended October 1, 2022 and October 2, 2021, respectively, segment profit was 10.6% of net sales in the first nine months of 2022 and 18.8% in the first nine months of 2021, primarily driven by the same factors discussed above.
Industrial:

	Third Quarter		Year-to-Date
(Millions of Dollars)	2022	2021	2022	2021
Net sales	$624.8	$593.5	$1,919.5	$1,853.4
Segment profit	$68.4	$42.6	$168.0	$202.9
% of Net sales	10.9%	7.2%	8.8%	10.9%

Industrial net sales increased $31.3 million, or 5%, in the third quarter of 2022 compared to the third quarter of 2021, driven by a 9% increase in price and 5% increase in volume, partially offset by 6% from unfavorable currency impacts and a 3% impact from the Oil & Gas divestiture. Engineered Fastening organic revenues were up 15%, with growth in the aerospace, automotive and general industrial markets. Infrastructure organic revenues were up 12%, with Attachment Tools delivering 19% growth, with a continued strong backlog.

Industrial net sales increased $66.1 million, or 4%, in the first nine months of 2022 compared to the first nine months of 2021, driven by a 8% increase in price and 1% increase in volume, partially offset by 4% from foreign currency and a 1% impact from the Oil & Gas divestiture. Engineered Fastening and Infrastructure organic revenues grew 7% and 14%, respectively, primarily driven by the same factors discussed above.

Industrial segment profit for the third quarter of 2022 totaled $68.4 million, or 10.9% of net sales, compared to $42.6 million, or 7.2% of net sales, in the corresponding 2021 period. Excluding acquisition-related and other charges of $1.0 million and $3.2 million for the three months ended October 1, 2022 and October 2, 2021, respectively, segment profit amounted to 11.1% of net sales in the third quarter of 2022, up 340 basis points from 7.7% in the third quarter of 2021 as volume growth and price realization were partially offset by commodity inflation and higher supply chain costs.

Industrial segment profit for the first nine months of 2022 totaled $168.0 million, or 8.8% of net sales, compared to $202.9 million, or 10.9% of net sales, in the corresponding 2021 period. Excluding acquisition-related and other charges of $6.4 million and $9.8 million for the nine months ended October 1, 2022 and October 2, 2021, respectively, segment profit amounted to 9.1% of net sales in the first nine months of 2022 compared to 11.5% in the first nine months of 2021 as volume growth and price realization were more than offset by commodity inflation, higher supply chain costs and adverse mix.
Corporate Overhead

Corporate Overhead includes the corporate overhead element of SG&A, which is not allocated to the business segments. Corporate Overhead amounted to $78.5 million and $79.0 million in the third quarter of 2022 and 2021, respectively. Excluding acquisition-related and other charges of $27.2 million for the three months ended October 1, 2022 and $6.4 million for the three months ended October 2, 2021, the corporate overhead element of SG&A was $51.3 million and $72.6 million for the three months ended October 1, 2022 and October 2, 2021, respectively. The decrease in 2022 compared to 2021 was primarily due to lower employee-related costs.

On a year-to-date basis, the corporate overhead element of SG&A amounted to $218.7 million in 2022 compared to $247.6 million in 2021. Excluding acquisition-related and other charges of $44.0 million for the nine months ended October 1, 2022 and $25.5 million for the nine months ended October 2, 2021, the corporate overhead element of SG&A was $174.7 million and $222.1 million for the nine months ended October 1, 2022 and October 2, 2021, respectively, primarily driven by the same factor discussed above.
RESTRUCTURING ACTIVITIES
A summary of the restructuring reserve activity from January 1, 2022 to October 1, 2022 is as follows:

(Millions of Dollars)	January 1, 2022	Net Additions	Usage	Currency	October 1, 2022
Severance and related costs	$28.2	$128.2	$(65.6)	$3.6	$94.4
Facility closures and asset impairments	3.5	12.6	(10.6)	0.3	5.8
Total	$31.7	$140.8	$(76.2)	$3.9	$100.2
For the three and nine months ended October 1, 2022, the Company recognized net restructuring charges of $68.6 million and $140.8 million, respectively, primarily related to severance and related costs. The Company expects to achieve annual net cost savings of approximately $270 million by the end of 2023 related to the restructuring costs incurred during the nine months ended October 1, 2022. The majority of the $100.2 million of reserves remaining as of October 1, 2022 is expected to be utilized within the next 12 months.

Segments:
The $141 million of net restructuring charges for the nine months ended October 1, 2022 includes: $81 million in the Tools & Outdoor segment; $26 million in the Industrial segment; and $34 million in Corporate.
The $69 million of net restructuring charges for the three months ended October 1, 2022 includes: $36 million in the Tools & Outdoor segment; $10 million in the Industrial segment; and $23 million in Corporate.

The anticipated annual net cost savings of approximately $270 million related to the 2022 restructuring actions include: $165 million in the Tools & Outdoor segment; $32 million in the Industrial segment; and $73 million in Corporate.

2022 OUTLOOK

This outlook discussion is intended to provide broad insight into the Company's near-term earnings and cash flow generation prospects. The Company is revising its 2022 diluted earnings per share outlook to $0.10 to $0.80 on a diluted GAAP basis, from $0.80 to $2.05, and on an adjusted diluted EPS basis to $4.15 to $4.65 from $5.00 to $6.00. Free cash flow is expected to be approximately $0.3 billion to $0.6 billion in the fourth quarter. The Company remains focused on disciplined capital allocation, and intends to balance share repurchase activity with its commitment to dividends, debt reduction and strong investment grade credit ratings.

The Company has changed the following assumptions for 2022 from its prior outlook: lower fourth quarter revenue, primarily driven by Europe, will approximate $0.30 of dilution to earnings per share; currency translation will approximate $0.23 of dilution to earnings per share; the impact from higher production curtailment and destocking costs will approximate $0.82 of dilution to earnings per share; and the 2022 tax impact from lower earnings will approximate $0.25 of accretion per diluted share.

The difference between the 2022 diluted earnings per share outlook and the diluted earnings per share range, excluding charges, is $3.85 to $4.05, consisting of acquisition-related and other charges. These forecasted charges primarily relate to restructuring expenses, a voluntary retirement program, the Russia business closure, integration-related costs, a non-cash impairment charge for Oil & Gas, and non-cash inventory step-up charges.

FINANCIAL CONDITION

Liquidity, Sources and Uses of Capital: The Company’s primary sources of liquidity are cash flows generated from operations and available lines of credit under various credit facilities.

Operating Activities: Cash flows used in operations were $425.6 million in the third quarter of 2022 compared to cash provided by operations of $4.6 million in the corresponding period of 2021, primarily driven by lower payable balances and lower earnings from continuing operations, partially offset by lower inventory balances. Year-to-date cash flows used in operations were $2.111 billion in 2022 compared to cash provided by operations of $291.2 million in 2021. The year-over-year change was mainly attributable to lower payable balances and lower earnings from continuing operations.

Free Cash Flow: Free cash flow, as defined in the table below, was an outflow of $540.0 million and $124.5 million in the third quarter of 2022 and 2021, respectively. On a year-to-date basis, free cash flow was an outflow of $2.511 billion and $31.3 million in 2022 and 2021, respectively. The decrease in free cash flow during both periods were primarily due to the same factors discussed above in operating activities. The Company has implemented significant production curtailments to slow finished goods manufacturing and expects inventory to continue to decline sequentially in the fourth quarter of 2022 to support strong free cash flow generation. Management considers free cash flow an important indicator of its liquidity, as well as its ability to fund future growth and provide dividends to shareowners, and is useful information for investors. Free cash flow does not include deductions for mandatory debt service, other borrowing activity, discretionary dividends on the Company’s common and preferred stock and business acquisitions, among other items.

	Third Quarter		Year-to-Date
(Millions of Dollars)	2022	2021	2022	2021
Net cash (used in) provided by operating activities	$(425.6)	$4.6	$(2,110.6)	$291.2
Less: capital and software expenditures	(114.4)	(129.1)	(399.9)	(322.5)
Free cash flow	$(540.0)	$(124.5)	$(2,510.5)	$(31.3)
Investing Activities: Cash flows provided by investing activities totaled $4.015 billion in the third quarter of 2022, primarily due to proceeds from sales of businesses, net of cash sold of $4.147 billion, partially offset by capital and software expenditures of $114.4 million. Cash flows used in investing activities were $143.0 million in the third quarter of 2021, primarily due to capital and software expenditures of $129.1 million.
Year-to-date cash flows provided by investing activities totaled $3.697 billion in 2022 primarily due to proceeds from sales of businesses, net of cash sold of 4.147 billion, partially offset by capital and software expenditures of $399.9 million. Cash flows used in investing activities totaled $399.7 million in the first nine months of 2021, primarily due to capital and software expenditures of $322.5 million and net investment hedge settlements of $53.9 million.

Financing Activities: Cash flows used in financing activities totaled $3.405 billion in the third quarter of 2022 primarily driven by net repayments of short-term borrowings of $3.263 billion and cash dividend payments on common stock of $115.5 million. Cash flows provided by financing activities totaled $7.8 million in the third quarter of 2021 primarily driven by net short-term borrowings under the Company's commercial paper program of $149.6 million, partially offset by cash dividend payments on common stock of $126.0 million.

Year-to-date cash flows used in financing activities totaled $1.371 billion in the first nine months of 2022 primarily driven by share repurchases of $2.319 billion and cash dividend payments on common stock of $345.8 million, partially offset by proceeds from debt issuances, net of fees, of $992.6 million and net short-term borrowings of $328.0 million. Cash flows used in financing activities totaled $940.5 million in the first nine months of 2021 primarily driven by the redemption and conversion of the Remarketed Series C Preferred Stock for $750.0 million and cash dividend payments on common stock of $347.7 million, partially offset by net short-term borrowings under the Company's commercial paper program of $150.7 million and proceeds from issuances of common stock of $108.1 million.

Credit Ratings & Liquidity:
The Company maintains strong investment grade credit ratings from the major U.S. rating agencies on its senior unsecured debt (S&P A, Fitch A-, Moody's Baa1), as well as its commercial paper program (S&P A-1, Fitch F1, Moody's P-2). There were no changes to any of the Company's credit ratings, however Moody's Corporation changed the Company's outlook from "stable" to "negative" during the second quarter of 2022 and Fitch changed the Company's outlook from "stable" to "negative" during the third quarter of 2022 . Failure to maintain strong investment grade credit rating levels could adversely affect the Company’s cost of funds, liquidity and access to capital markets, but would not have an adverse effect on the Company’s ability to access its existing committed credit facilities.

Cash and cash equivalents totaled $408.7 million as of October 1, 2022, which was primarily held in foreign jurisdictions, and $142.1 million as of January 1, 2022, which was primarily held in the U.S.

As a result of the Tax Cuts and Jobs Act (the “Act”), the Company's tax liability related to the one-time transition tax associated with unremitted foreign earnings and profits totaled $252 million at October 1, 2022. The Act permits a U.S. company to elect to pay the net tax liability interest-free over a period of up to eight years. The Company has considered the implications of paying the required one-time transition tax and believes it will not have a material impact on its liquidity.

The Company has a $3.5 billion commercial paper program which includes Euro denominated borrowings in addition to U.S. Dollars. As of October 1, 2022 and January 1, 2022, the Company had commercial paper borrowings outstanding of $2.6 billion and $2.2 billion, respectively.

The Company has a five-year $2.5 billion committed credit facility (the “5-Year Credit Agreement”). Borrowings under the 5-Year Credit Agreement may be made in U.S. Dollars, Euros or Pounds Sterling. A sub-limit amount of $814.3 million is designated for swing line advances which may be drawn in Euros pursuant to the terms of the 5-Year Credit Agreement. Borrowings bear interest at a floating rate plus an applicable margin dependent upon the denomination of the borrowing and specific terms of the 5-Year Credit Agreement. The Company must repay all advances under the 5-Year Credit Agreement by the earlier of September 8, 2026 or upon termination. The 5-Year Credit Agreement is designated to be a liquidity back-stop for the Company's $3.5 billion U.S. Dollar and Euro commercial paper program. As of October 1, 2022, and January 1, 2022, the Company had not drawn on its five-year committed credit facility.

In September 2022, the Company terminated its 364-Day $1.0 billion committed credit facility (the "364-Day Credit Agreement"), dated September 2021. There were no outstanding borrowings under the 364-Day Credit Agreement upon termination and as of January 1, 2022. Contemporaneously, the Company entered into a $1.5 billion syndicated 364-Day Credit Agreement (the “Syndicated 364-Day Credit Agreement”) which is a revolving credit loan. Borrowings under the Syndicated 364-Day Credit Agreement may be made in U.S. Dollars or Euros and bear interest at a floating rate plus an applicable margin dependent upon the denomination of the borrowing and pursuant to the terms of the Syndicated 364-Day Credit Agreement. The Company must repay all advances under the Syndicated 364-Day Credit Agreement by the earlier of September 6, 2023 or upon termination. The Company may, however, convert all advances outstanding upon termination into a term loan that shall be repaid in full no later than the first anniversary of the termination date provided that the Company, among other things, pays a fee to the administrative agent for the account of each lender. The Syndicated 364-Day Credit Agreement serves as part of the liquidity back-stop for the Company’s $3.5 billion U.S. Dollar and Euro commercial paper program. As of October 1, 2022, the Company had not drawn on its Syndicated 364-Day Credit Agreement.

In September 2022 the Company terminated its second 364-Day $1.0 billion committed credit facility (the "Second 364-Day Credit Agreement"), dated November 2021, and replaced it with a $0.5 billion revolving credit loan (the "Club 364-Day Credit Agreement"). There were no outstanding borrowings under the Second 364-Day Credit Agreement upon termination and as of January 1, 2022. Borrowings under the Club 364-Day Credit Agreement may be made in U.S. Dollars and Euros and bear interest at a floating rate plus an applicable margin dependent upon the denomination of the borrowing and pursuant to the terms of the Club 364-Day Credit Agreement. The Company must repay all advances under the Club 364-Day Credit Agreement by the earlier of September 6, 2023 or upon termination. The Company may, however, convert all advances outstanding upon termination into a term loan that shall be repaid in full no later than the first anniversary of the termination date provided that the Company, among other things, pays a fee to the administrative agent for the account of each lender. As of October 1, 2022, the Company had not drawn on its Club 364-Day Credit Agreement.

In August 2022, the Company paid $2.5 billion to settle the outstanding amount of its third 364-Day committed credit facility (the "Third 364-Day Credit Agreement"), dated January 2022, using proceeds from the sales of the Security and Oil & Gas businesses and subsequently terminated the agreement. There were no outstanding borrowings under the Third 364-Day Credit Agreement upon termination. The Company did not incur any termination penalties in connection with the termination.

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

In November 2019, the Company issued 7,500,000 Equity Units with a total notional value of $750 million ("2019 Equity Units"). Each unit has a stated amount of $100 and initially consists of a three-year forward stock purchase contract ("2022 Purchase Contracts") for the purchase of a variable number of shares of common stock, on November 15, 2022, for a price of $100 per share, and a 10% beneficial ownership interest in one share of 0% Series D Cumulative Perpetual Convertible Preferred Stock, without par, with a liquidation preference of $1,000 per share ("Series D Preferred Stock"). The Company received approximately $735 million in cash proceeds from the 2019 Equity Units, net of offering expenses and underwriting costs and commissions, and issued 750,000 shares of Series D Preferred Stock. The proceeds were used, together with cash on hand, to redeem the 2052 Junior Subordinated Debentures in December 2019. The Company also used $19 million of the proceeds to enter into capped call transactions utilized to hedge potential economic dilution. On and after November 15, 2022, the Series D Preferred Stock may be converted into common stock at the option of the holder. At the election of the Company, upon conversion, the Company may deliver cash, common stock, or a combination thereof. On or after December 22, 2022, the Company may elect to redeem for cash, all or any portion of the outstanding shares of the Series D Preferred Stock at a redemption price equal to 100% of the liquidation preference, plus any accumulated and unpaid dividends. If the Company calls the Series D Preferred Stock for redemption, holders may convert their shares immediately preceding the redemption date. Upon a successful remarketing of the Series D Preferred Stock (the "Remarketed Series D Preferred Stock"), the Company will receive additional cash proceeds of $750 million and issue shares of Remarketed Series D Preferred Stock. On October 20, 2022, the Company informed the holders of the Company’s intent to remarket the Series D Preferred Stock in November 2022, with final settlement to coincide with the settlement of the 2022 Purchase Contracts on November 15, 2022. The Company pays the holders of the 2022 Purchase Contracts quarterly contract adjustment payments, which commenced February 15, 2020. As of October 1, 2022, the present value of the contract adjustment payments was approximately $10 million.

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

OTHER MATTERS
Critical Accounting Estimates: There have been no significant changes in the Company’s critical accounting estimates during the third quarter of 2022.
Refer to the “Other Matters” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Form 10-K for the year ended January 1, 2022 for a discussion of the Company’s critical accounting estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no significant change in the Company’s exposure to market risk during the third quarter of 2022. Refer to the Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Form 10-K for the year ended January 1, 2022 and subsequent related filings with the Securities and Exchange Commission for further discussion.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of management, including the Company’s President and Chief Executive Officer and its Interim Chief Financial Officer, the Company has, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined under Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Company’s President and Chief Executive Officer and its Interim Chief Financial Officer have concluded that, as of October 1, 2022, the Company’s disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting that occurred during the third quarter of 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Important factors that could cause the Company's actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in its forward-looking statements include, among others, the following: (i) successfully developing, marketing and achieving sales from new products and services and the continued acceptance of current products and services; (ii) macroeconomic factors, including global and regional business conditions (such as Brexit), commodity prices, inflation and deflation, and currency exchange rates; (iii) laws, regulations and governmental policies affecting the Company's activities in the countries where it does business, including those related to tariffs, taxation, data privacy, anti-bribery, anti-corruption, government contracts and trade controls such as section 301 tariffs and section 232 steel and aluminum tariffs; (iv) the economic, political, cultural and legal environment of emerging markets, particularly Latin America, Russia, China and Turkey; (v) realizing the anticipated benefits of mergers, acquisitions, joint ventures, strategic alliances or divestitures; (vi) pricing pressure and other changes within competitive markets; (vii) availability and price of raw materials, component parts, freight, energy, labor and sourced finished goods; (viii) the impact the tightened credit markets and change to LIBOR and other benchmark rates may have on the Company or its customers or suppliers; (ix) the extent to which the Company has to write off accounts receivable or assets or experiences supply chain disruptions in connection with bankruptcy filings by customers or suppliers; (x) the Company's ability to identify and effectively execute productivity improvements and cost reductions; (xi) potential business and distribution disruptions, including those related to physical security threats, information technology or cyber-attacks, epidemics, pandemics, sanctions, political unrest, war, terrorism or natural disasters; (xii) the continued consolidation of customers, particularly in consumer channels and the Company’s continued reliance on significant customers; (xiii) managing franchisee relationships; (xiv) the impact of poor weather conditions and climate change; (xv) maintaining or improving production rates in the Company's manufacturing facilities, responding to significant changes in customer preferences, product demand and fulfilling demand for new and existing products, and learning, adapting and integrating new technologies into products, services and processes; (xvi) changes in the competitive landscape in the Company's markets; (xvii) the Company's non-U.S. operations, including sales to non-U.S. customers; (xviii) the impact from demand changes within world-wide markets associated with homebuilding and remodeling; (xix) potential adverse developments in new or pending litigation and/or government investigations; (xx) the incurrence of debt and changes in the Company's ability to obtain debt on commercially reasonable terms and at competitive rates; (xxi) substantial pension and other postretirement benefit obligations; (xxii) potential regulatory liabilities, including environmental, privacy, data breach, workers compensation and product liabilities; (xxiii) attracting and retaining key employees, managing a workforce in many jurisdictions, work stoppages or other labor disruptions; (xxiv) the Company's ability to keep abreast with the pace of technological change; (xxv) changes in accounting estimates; (xxvi) the Company’s ability to protect its intellectual property rights and associated reputational impacts; (xxvii) the continued adverse effects of the COVID-19 pandemic and an indeterminate recovery period; (xxviii) the possibility that the Company does not achieve the intended financial benefits from the acquisition of MTD and Excel including failure to achieve the Company’s plans to design, develop and manufacture battery and electric-powered solutions for professional and residential users; and (xxix) the Company’s ability to implement, and achieve the expected benefits (including cost savings and reduction in working capital) from its Global Cost Reduction Program including: continuing to advance innovation, electrification and global market penetration to achieve organic growth of 2-3 times the market; streamlining and simplifying the organization, as well as shifting resources to prioritize investments believed to have a positive and more direct impact to customers; accelerating the operations and supply chain transformation to improve fill rates and better match the needs of its customers while improving gross margins back to historical 35%+ levels; prioritizing cash flow generation and inventory optimization; leveraging strategic sourcing and contract manufacturing; consolidating facilities and optimizing the distribution network; executing the SBD Operating Model to deliver operational excellence through efficiency, simplified organizational design and inventory optimization; and platforming products.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
The following table provides information about the Company’s purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the three months ended October 1, 2022:

2022	Total Number Of Shares Purchased (a)	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of A Publicly Announced Plan Or Program	(In Millions) Maximum Number Of Shares That May Yet Be Purchased Under The Program (b)
July 3 - August 6	34,826	$113.91	—	20
August 7 - September 3	9,113	106.82	—	20
September 4 - October 1	267	85.91	—	20
Total	44,206	$112.28	—	20
(a)Shares of common stock in this column were deemed surrendered to the Company by participants in various benefit plans of the Company to satisfy the participants’ taxes related to vesting or delivery of time-vesting restricted share units under those plans.
(b)On April 21, 2022, the Board approved a share repurchase program of up to 20 million shares of the Company’s common stock (the “April 2022 Program”). The April 2022 Program does not have an expiration date. The Company may repurchase shares under the April 2022 Program through open market purchases, privately negotiated transactions or share repurchase programs, including one or more accelerated share repurchase programs (under which an initial payment for the entire repurchase amount may be made at the inception of the program). Such repurchases may be funded from cash on hand, short-term borrowings or other sources of cash at the Company’s discretion, and the

Company is under no obligation to repurchase any shares pursuant to the repurchase program. The currently authorized shares available for repurchase under the April 2022 Program do not include approximately 3.6 million shares reserved and authorized for purchase under the Company’s approved repurchase program in place prior to the April 2022 Program relating to a forward share purchase contract entered into in March 2015.

ITEM 6. EXHIBITS

(10.1)	Agreement and Mutual Release, dated August 4, 2022, between Stanley Black & Decker, Inc. and James Loree (filed herewith).

(10.2)
Syndicated 364-Day Credit Agreement, made as of September 7, 2022 among Stanley Black & Decker, Inc., the initial lenders named therein and Citibank, N.A. as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 13, 2022).

(10.3)
Club 364-Day Credit Agreement, made as of September 7, 2022 among Stanley Black & Decker, Inc., the initial lenders named therein and Citibank, N.A. as administrative agent for the lenders (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 13, 2022).

(10.4)
Amendment No. 1 to Amended and Restated Five Year Credit Agreement, dated as of September 7, 2022 among Stanley Black & Decker, Inc., the lenders party thereto and Citibank, N.A. as administrative agent for the lenders (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 13, 2022).

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

(101)
The following materials from Stanley Black & Decker Inc.'s Quarterly Report on Form 10-Q for the quarter ended October 1, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended October 1, 2022 and October 2, 2021; (ii) Consolidated Balance Sheets at October 1, 2022 and January 1, 2022; (iii) Condensed Consolidated Statements of Cash Flows for the three and nine months ended October 1, 2022 and October 2, 2021; (iv) Consolidated Statements of Changes in Shareowners' Equity for the three and nine months ended October 1, 2022 and October 2, 2021; and (v) Notes to (Unaudited) Condensed Consolidated Financial Statements**.

(104)	The cover page of Stanley Black & Decker Inc.'s Quarterly Report on Form 10-Q for the quarter ended October 1, 2022, formatted in iXBRL (included within Exhibit 101 attachments).

*	Management contract or compensation plan or arrangement.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANLEY BLACK & DECKER, INC.

Date:	October 27, 2022	By:	/s/ CORBIN WALBURGER
Corbin Walburger
Interim Chief Financial Officer