Form 10-K
period 2022-12-31
STANLEY BLACK & DECKER, INC.
filed 2023-02-23
CIK 93556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

As of July 1, 2022, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $15.9 billion based on the New York Stock Exchange closing price for such shares on that date. On February 13, 2023, the registrant had 153,023,886 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2023 annual meeting of shareholders (the "2023 Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2023 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

FORM 10-K
PART I
ITEM 1. BUSINESS
Stanley Black & Decker, Inc. ("the Company") was founded in 1843 by Frederick T. Stanley and incorporated in Connecticut in 1852. In March 2010, the Company completed a merger with The Black & Decker Corporation (“Black & Decker”), a company founded by S. Duncan Black and Alonzo G. Decker and incorporated in Maryland in 1910. At that time, the Company changed its name from The Stanley Works to Stanley Black & Decker, Inc. The Company’s principal executive office is located at 1000 Stanley Drive, New Britain, Connecticut 06053 and its telephone number is (860) 225-5111.
The Company is a global provider of hand tools, power tools, outdoor products and related accessories, as well as a leading provider of engineered fastening solutions and attachment tools for infrastructure applications, with 2022 consolidated annual revenues of $16.9 billion. Approximately 63% of the Company’s 2022 revenues were generated in the United States, with the remainder largely from Europe (15%), emerging markets (12%) and Canada (5%).
The Company continues to execute a business strategy that involves organic growth in excess of the market and industry, geographic and customer diversification to foster sustainable revenue, earnings and cash flow growth over the long term. Over the past two years, the Company has focused the portfolio on its leading positions in the Tools & Outdoor and Industrial businesses.
Leveraging the benefits of a more focused portfolio, the Company initiated a business transformation that includes reinvestment for faster growth as well as the $2.0 billion Global Cost Reduction Program through 2025. The Company’s primary areas of strategic focus are as follows:
•Continuing to advance innovation, electrification and global market penetration to achieve organic revenue growth of 2 to 3 times the market;
•Streamlining and simplifying the organization, as well as shifting resources to prioritize investments believed to have a positive and more direct impact to customers;
•Accelerating the operations and supply chain transformation to improve fill rates and better match the needs of its customers while improving adjusted gross margins back to historical 35%+ levels; and
•Prioritizing cash flow generation and inventory optimization.
During this period, the focus for capital deployment will be on debt reduction, internal investment and shareholder return through dividends.
The Company has focused its portfolio through a series of acquisitions and divestitures. In August 2022, the Company sold its Oil & Gas business comprised of the pipeline services and equipment businesses. In July 2022, the Company sold its Convergent Security Solutions ("CSS") business comprised of the commercial electronic security and healthcare businesses for net proceeds of $3.1 billion and its Mechanical Access Solutions ("MAS") business comprised of the automatic doors business for net proceeds of $922 million. These businesses were part of the previously reported Security segment. These divestitures are part of the Company's strategic commitment to simplify and streamline its portfolio to focus on the core Tools & Outdoor and Industrial businesses.
In November 2020, the Company sold its commercial electronic security businesses in five countries in Europe and emerging markets within the Security segment. In October 2020, the Company sold a product line in Oil & Gas within the Industrial segment.
The Company has also divested several smaller businesses in recent years that allowed the Company to invest in other areas that fit its long-term strategy.
In recent years, the Company completed the acquisitions of the remaining 80 percent ownership stake of MTD Holdings Inc. ("MTD") for $1.5 billion, Excel Industries ("Excel") for $374 million, and Consolidated Aerospace Manufacturing, LLC ("CAM") for $1.4 billion. The MTD acquisition expanded the Company's presence in the $25 billion and growing outdoor category, with strong brands and growth opportunities. Excel was a strategically important bolt-on acquisition that bolstered the Company's presence in the independent dealer network. The CAM acquisition further diversified the Company's presence in the industrial markets and expanded its portfolio of specialty fasteners in the aerospace and defense markets.
Refer to Note E, Acquisitions and Investments, and Note T, Divestitures, of the Notes to Consolidated Financial Statements in Item 8 for further discussion.

The Company’s business strategy is interdependent with its social responsibility strategy that encompasses workforce upskilling, product innovation, and environmental preservation, including mitigating the impacts of climate change. These are core business areas that ensure the long-term viability of the Company, its customers, suppliers, employee base, and communities. In 2017, the Company established an environmental, social, and corporate governance ("ESG") strategy to drive positive impact for people, products, and the planet.
The recent portfolio transformation prompted the Company to re-baseline its ESG data and update its ESG targets to align with the more focused Company, while maintaining continuity with the legacy ESG pillars of people, products, and planet. The updated strategy and targets will be described in more detail within the Company’s ESG report to be released in 2023. The Company's renewed ESG priorities are as follows:
•Supporting the long-term viability of the skilled trades that the Company serves and which are integral to thriving economic communities by focusing philanthropic efforts on growing these trades;
•Driving responsible product innovation by considering sustainability throughout all aspects of the product lifecycle, including material procurement from supply chain partners, product design, manufacturing, distribution and transportation, product use, product service, and end-of-life; and
•Improving the sustainability of its operations by reducing carbon emissions, waste to landfill, and water use in water-stressed and scarce areas.
Refer to the "Human Capital Management" section in this Item 1 below for additional information regarding the Company's commitment to supporting its employees and improving diversity, equity and inclusion.

Description of the Business
The Company’s operations are classified into two reportable business segments: Tools & Outdoor and Industrial. Both reportable segments have significant international operations and are exposed to translational and transactional impacts from fluctuations in foreign currency exchange rates.
Additional information regarding the Company’s business segments and geographic areas is incorporated herein by reference to the material captioned “Business Segment Results” in Item 7 and Note P, Business Segments and Geographic Areas, of the Notes to Consolidated Financial Statements in Item 8.

Tools & Outdoor
The Tools & Outdoor segment is comprised of the Power Tools Group ("PTG"), Hand Tools, Accessories & Storage ("HTAS"), and Outdoor Power Equipment ("Outdoor") businesses. Annual revenues in the Tools & Outdoor segment were $14.4 billion in 2022, representing 85% of the Company’s total revenues. The segment is a worldwide leader in the tools and outdoor markets and carries iconic brands in the industry, including DEWALT®, CRAFTSMAN®, STANLEY®, BLACK+DECKER® and CUB CADET®.
The PTG business includes both professional and consumer products. Professional products include professional grade corded and cordless electric power tools and equipment including drills, impact wrenches and drivers, grinders, saws, routers and sanders, as well as pneumatic tools and fasteners including nail guns, nails, staplers and staples, and concrete and masonry anchors. Consumer products include corded and cordless electric power tools sold primarily under the BLACK+DECKER® brand, and home products such as hand-held vacuums, paint tools and cleaning appliances.
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
The Outdoor business primarily sells corded and cordless electric lawn and garden products, including hedge trimmers, string trimmers, lawn mowers, pressure washers and related accessories, and gas powered lawn and garden products, including lawn tractors, zero turn ride on mowers, walk behind mowers, snow blowers, residential robotic mowers, utility terrain vehicles (UTVs), hand-held outdoor power equipment, garden tools, and parts and accessories to professionals and consumers under the DEWALT®, CUB CADET®, BLACK+DECKER®, CRAFTSMAN®, TROY-BILT®, and HUSTLER® brand names.
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
Industrial
The Industrial segment is comprised of the Engineered Fastening and Infrastructure businesses. Annual revenues in the Industrial segment were $2.5 billion in 2022, representing 15% of the Company’s total revenues.
The Engineered Fastening business primarily sells highly engineered components such as fasteners, fittings and various engineered products, which are designed for specific application across multiple verticals. The product lines include externally threaded fasteners, blind rivets and tools, blind inserts and tools, drawn arc weld studs and systems, engineered plastic and mechanical fasteners, self-piercing riveting systems, precision nut running systems, micro fasteners, high-strength structural fasteners, axel swage, latches, heat shields, pins, and couplings. The business sells to customers in the automotive, manufacturing, electronics, construction, and aerospace industries, amongst others, and its products are distributed through a direct sales force and, to a lesser extent, third-party distributors.
The Infrastructure business sells hydraulic tools and high quality, performance-driven heavy equipment attachment tools for off-highway applications. The products and services are primarily distributed through a direct sales force and, to a lesser extent, third-party distributors.
Other Information
Competition
The Company competes on the basis of its reputation for product quality, its well-known brands, its commitment to customer service, its strong customer relationships, the breadth of its product lines, its innovative products and customer value propositions.
The Company encounters active competition in the Tools & Outdoor and Industrial segments from both larger and smaller companies that offer the same or similar products and services or that produce different products appropriate for the same uses. Certain large customers offer private label brands (“house brands”) that compete across a wide spectrum of the Company’s Tools & Outdoor segment product offerings.
Major Customers

A significant portion of the Company’s Tools & Outdoor products are sold to home centers and mass merchants in the U.S. and Europe. A consolidation of retailers both in North America and abroad has occurred over time. While this consolidation and the domestic and international expansion of these large retailers have provided the Company with opportunities for growth, the increasing size and importance of individual customers creates a certain degree of exposure to potential sales volume loss. Lowe's accounted for approximately 15%, 15% and 17% of the Company's consolidated net sales in 2022, 2021 and 2020, respectively, while The Home Depot accounted for approximately 13%, 15% and 14% of the Company's consolidated net sales in 2022, 2021 and 2020, respectively. No other customer exceeded 10% of the Company's consolidated net sales in 2022, 2021 or 2020.

Working Capital

The Company continues to practice the operating principles encompassed by Operations Excellence, one element of the SBD Operating Model, which work in concert: sales and operations planning, operational lean, complexity reduction, global supply management, order-to-cash excellence, and upskilling the Company's workforce. The Company develops standardized business processes and system platforms to reduce costs and provide scalability. Working capital turns were 3.5 at the end of 2022, down 1.7 turns from 2021, as the Company focuses on optimizing inventory levels following the increased supply chain constraints and a consumer-driven slowdown in 2022 demand. As a result of this focus, inventory as of December 31, 2022 was $5.9 billion, down $775 million from its peak at the end of the second quarter of 2022. The Company plans to continue leveraging Operations Excellence to generate ongoing improvements in working capital turns, cycle times, complexity reduction and customer service levels.
Raw Materials
The Company’s products are manufactured using resins, ferrous and non-ferrous metals including, but not limited to, steel, zinc, copper, brass, aluminum and nickel. The Company also purchases components such as batteries, motors, engines, transmissions, and electronic components to use in manufacturing and assembly operations along with resin-based molded parts. The raw materials required are procured globally and generally available from multiple sources at competitive prices. As part of the Company's Enterprise Risk Management, the Company has implemented a supplier risk mitigation strategy in order to identify and address any potential supply disruption or material scarcity issues associated with commodities, components, finished goods and critical services. The Company does not anticipate difficulties in obtaining supplies for any raw materials used in its production processes and has taken proactive measures to secure energy supply in its European factories to insulate the Company's production from supply constraints in the region.
Patents and Trademarks
No business segment is solely dependent, to any significant degree, on patents, licenses, franchises or concessions, and the loss of one or several of these patents, licenses, franchises or concessions would not have a material adverse effect on any of the Company's businesses. The Company owns numerous patents, none of which individually are material to the Company's operations as a whole. These patents expire at various times over the next 20 years. The Company holds licenses, franchises and concessions, none of which individually or in the aggregate are material to the Company's operations as a whole. These licenses, franchises and concessions vary in duration, but generally run from one to 40 years.
The Company has numerous trademarks that are used in its businesses worldwide. In the Tools & Outdoor segment, significant trademarks include STANLEY®, BLACK+DECKER®, DEWALT®, FLEXVOLT®, IRWIN®, LENOX®, CRAFTSMAN®, PORTER-CABLE®, BOSTITCH®, FATMAX®, Powers®, Guaranteed Tough®, MAC TOOLS®, PROTO®, Vidmar®, FACOM®, Expert®, LISTA®, MTD®, CUB CADET®, TROY-BILT®, HUSTLER®, and the yellow & black color scheme for power tools and accessories. Significant trademarks in the Industrial segment include STANLEY®, NELSON®, LaBounty®, Dubuis®, CribMaster®, POP®, Avdel®, Tucker®, NPR®, Spiralock®, PALADIN®, CAM®, Bristol Industries®, Voss™, Aerofit™, EA Patten™, Integra®, Optia®, PENGO® and STANLEY® Assembly Technologies. The terms of these trademarks typically vary from 10 to 20 years, with most trademarks being renewable indefinitely for like terms.
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

The Company is also subject to various environmental laws and regulations in the U.S. and foreign countries where it has operations. In the normal course of business, the Company is involved in various legal proceedings relating to environmental issues. The Company’s policy is to accrue environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In the event that no amount in the range of probable loss is considered most likely, the minimum loss in the range is accrued. The amount of liability recorded is based on an evaluation of currently available facts with respect to each individual site and includes such factors as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. The liabilities recorded do not take into account any claims for recoveries from insurance or third parties. As assessments and remediation progress at individual sites, the amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. As of December 31, 2022 and January 1, 2022, the Company had reserves of $129.3 million and $159.1 million, respectively, for remediation activities associated with Company-owned properties, as well as for Superfund sites, for losses that are probable and estimable. Of the 2022 amount, $39.4 million is classified as current and $89.9 million as long-term, which is expected to be paid over the estimated remediation period. As of December 31, 2022, the Company has recorded $16.4 million in other assets related to funding by the Environmental Protection Agency ("EPA") and monies received have been placed in trust in accordance with the Consent Decree associated with the West Coast Loading Corporation ("WCLC") proceedings, as further discussed in Note S, Contingencies, of the Notes to Consolidated Financial Statements in Item 8. Accordingly, the Company's net cash obligation as of December 31, 2022 associated with the aforementioned remediation activities is $112.9 million. The range of environmental remediation costs that is reasonably possible is $58.5 million to $220.1 million, which is subject to change in the near term. The Company may be liable for environmental remediation of sites it no longer owns. Liabilities have been recorded on those sites in accordance with the Company's policy.
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
Human Capital Management
Stanley Black & Decker has a strategic vision to grow as an employer of choice with leading market positions in each of its major categories. The Company’s human capital management fuels every part of the path to this vision. It begins with its Purpose (why we do what we do), Values (intrinsically what we prioritize), Leadership Principles (how we lead), Focus Forward Priorities (what we work on), Operating Model (how we work), and Key Performance Indicators (how we measure success).
To achieve this vision, the Company will be focusing intently on its Focus Forward strategy, which details the long-term focus areas that will guide the journey forward. The priorities include a strong foundation of People & Culture, with Talent Attraction, Development, and Retention being core focus areas. The Company’s People & Culture foundation is something that everyone is responsible for – especially people managers. The Company’s goal is to continue to create an environment where its employees are included and can thrive. The Company remains fully committed to its key priorities of: Health & Safety; Diversity, Equity & Inclusion; Environmental & Social Responsibility; and Integrity & Compliance.
As of December 31, 2022, the Company had approximately 54,200 employees in 59 countries. Approximately 35% of total employees were employed in the U.S. In addition, the Company had approximately 5,700 temporary contractors globally, primarily in operations. The workforce is comprised of approximately 72% hourly-paid employees, principally in manufacturing and distribution centers, and 28% salaried employees. There were approximately 1,000 U.S. employees covered by collective bargaining agreements dispersed among 9 different local labor unions, and a majority of European employees are represented by Works Councils. Two U.S. collective bargaining agreements are scheduled for renegotiation in the next 12 months. The Company strives to maintain a positive relationship with all its employees, as well as the unions and Works Councils representing them, where applicable.

Talent Attraction, Development, and Retention

Attraction
In 2022, the Company invested in expanding its employer of choice branding and building out a global talent acquisition center of excellence. Examples of branding investments include expanding the launch of an app-based technology that allows colleagues to share curated news about the Company externally. Examples of recruiting investments include hiring dedicated talent acquisition resources within the regions to better focus on skill shortages locally.
The Company also has placed an emphasis on university recruiting at historically black colleges and universities and professional associations, such as the Society of Hispanic Professional Engineers, to expand its reach to identify diverse candidates. Approximately 39% of global new hires in 2022 were women versus 37% in 2021, and in the U.S. approximately 39% of new employees were racially or ethnically diverse versus 45% in 2021.
Development
Talent development is a key enabler of the People & Culture pillar of the Company's Focus Forward strategy. A key part of development is leader and performance feedback. Throughout 2022, the Talent Development team began planning the Company’s annual feedback process in its new Human Capital Management tool, which has a targeted implementation date by the end of 2023. Lifelong learning is supported internally through Stanley Black & Decker University and externally with third-party partners. The Company offers over 50,000 training courses to its colleagues, and employees attended more than 40,000 hours of online voluntary learning in 2022. Additionally, the Company focuses on leadership development anchored around its Leadership Principles and Values, while promoting leadership habits and behaviors that highlight the importance of attributes like empathy, inclusivity and listening.
In 2022, the Company invested in development and talent initiatives for its operations workforce through dedicated operations-focused Workforce Readiness enablement programs. These programs had a dedicated focus on upskilling initiatives, and with future career opportunities across its operations workforce, the Company is educating and developing the workforce together with advancements in manufacturing capabilities. The Company utilized AI-based video technology to help its operations employees learn on-the-job training. In 2022, the Company had 12,932 users with 3,142 published videos and 172,465 workflow views to assist operations employees with on-the-job training.
Retention
The Company monitors organizational health through a variety of channels including employee opinion surveys, townhalls, roundtables, listening sessions, and an internal communications and social collaboration platform called Workplace. The Company’s Human Resources ("HR") data team shared an interactive cloud-based organizational portal that provides certain leaders with over 30 metrics related to headcount, hiring, and retention to enhance insight from people data and add new dimensions of forward-looking, predictive capability. This data will be available to all people leaders for their direct and indirect teams as the Company launches its new Human Capital Management tool by the end of 2023.
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
Diversity, Equity & Inclusion
The Company is committed to building and nurturing an inclusive culture of passion and belonging where employees feel valued and heard, and are positioned to succeed. As of December 31, 2022, the Company's Board of Directors (the “Board”) is comprised of 33% women versus 36% in 2021, 17% racially or ethnically diverse directors versus 9% in 2021, and 17% that are of a diverse national origin versus 9% in 2021. The Chief Executive Officer (“CEO”) and his direct staff are comprised of 42% women leaders, versus 36% in 2021, and 25% racially or ethnically diverse leaders versus 36% in 2021. Women represent approximately 35% of the Company's global workforce versus 33% in 2021. In the U.S., approximately 35% of employees are racially or ethnically diverse versus 34% in 2021. A copy of the Company's most recently filed Equal Employment Opportunity report to the U.S. government (EEO-1) can be found on the Company’s website.
The Chief Diversity Officer (“CDO”), with the support of a dedicated team of diversity, equity, and inclusion (“DEI”) professionals, promotes a broad approach to DEI with the goal of accelerating Company performance, optimizing organizational culture, enhancing transparency, and strengthening accountability. The Company is continuing to execute initiatives across the global workforce designed to foster an inclusive workplace and facilitate equitable career development opportunities.

Management monitors hiring, retention, promotion and continued progress toward achieving the Company's DEI goals. DEI reviews are regularly completed by management to increase diverse representation at all levels of the organization by 1) creating consistent visibility to employee demographic data and trends, 2) highlighting women and racially diverse talent, and 3) increasing leadership accountability for creating a diverse and inclusive workplace.
The Company provides training and guidance to employees including inclusive workforce modules. An internal knowledge library of DEI resources is available on the Company intranet. Mentorship programs cultivate talent at the Company by pairing women, people of color, early career talent and DEI leadership development program participants with the Company’s leaders to influence leadership growth and mentor allyship.
The Company has nine Employee Resource Groups ("ERGs") and two regional inclusion councils. These ERGs are formed around various dimensions of diversity and are open to all employees. The ERGs include Abilities (visible and invisible abilities), African Ancestry, Asian Heritage, Hispanic/Latino/Latinx, Developing Professionals, Pride & Allies (LGBTQ+), Veterans, Women, and Working Parents. Company executives and leaders actively participate, sponsor and engage with the ERGs. The CEO and direct staff also provide executive sponsorship and support for one or more ERGs, which serves as one of the cornerstones for inclusion and engagement of talent at scale.
The Company launched a racial equity roadmap in 2020 with ten actions to confront racism and social injustice throughout its communities and across the world, which includes specific goals across culture, career, and community focus areas. Each of the ten items were initiated in 2021 and the focus continued in 2022. The Company prioritizes investing in its communities by supporting individuals and organizations that advance DEI goals across regions in which it operates. There is a wide array of program offerings provided through the Company's DEI external partnership network. Offerings span across multiple demographics (African American, Asian, Hispanic/Latino/Latinx, Disabilities, Women, LGBTQ+) and levels of participation range from early in career through executive level. Through the RISE (Reach. Inspire. Support. Engage.) Community program, the Company provides scholar students access to expanded experiential learning beyond their classrooms. The Company’s mission is to help its RISE scholars discover their passions, expose them to business, technology, STEM career opportunities and help to develop them as leaders.
The Company is a signatory of the Paradigm for Parity coalition, which is committed to addressing the gender gap in corporate leadership. The Company also participates in the Business Roundtable, where many of the largest U.S.-based employers are committed to building a more inclusive environment. The Company was also among the signatories of the CEO Action for Diversity & Inclusion initiative.

Employee Wellness, Health and Safety
The Company is committed to providing competitive benefits to attract and retain talent, which vary by country, including benefits and programs to support the broad wellness of its employees’ healthy lifestyles, mental health, and retirement readiness. The Company also supports its employees and promotes work/life balance through benefits such as paid parental leave, paid time off, flexible work arrangements and virtual/hybrid working model policies.
In 2022, the Company continued its commitment to navigating through the COVID-19 pandemic with employee health and safety as a non-negotiable, foundational priority. Guided by the Company's Chief Medical Officer, the Company transitioned away from a one-size-fits-all approach to COVID-19 prevention, given the great variability throughout the world in the state of the pandemic. With agility, the Company began the process of transitioning to a future state in which it stands ready with the right tools to re-introduce mitigation strategies where needed, while continuing these mitigation methods in areas of high risk. The Company foresees a future in which it will continue to monitor COVID-19 and any future risks with strategies in place to ensure business continuity and employee health.
The Company’s Environmental, Health and Safety (“EHS”) Management System Plan describes the core elements of EHS responsibility and accountability, including policies and procedures that are designed in alignment with global standards, the Company’s Code of Business Ethics, applicable laws and individual facility needs. EHS requirements apply to all employees and operating locations worldwide, including all manufacturing facilities, distribution centers, warehouses, laboratories, field service centers, retail locations, office locations and mobile units, as well as to the Company's subsidiaries and joint ventures (in which the Company exercises decision-making control over operations). Legal requirements and responses may vary in the different countries in which the Company’s facilities are located.

Governance and Oversight
The CEO and the management Executive Committee are entrusted with developing and advancing the Company’s human capital strategy which is reviewed annually with periodic updates on progress with the Board. The Chief Human Resources Officer (“CHRO”), who reports directly to the CEO, is charged with the development and stewardship of this strategy on an enterprise-wide basis. This incorporates a broad range of dimensions, including culture, values, labor and employee relations, leadership expectations and capabilities, talent development, performance management and total rewards. Each year, the Company conducts an extensive talent review with its CEO where the leadership team, key talent, and succession plans are reviewed. Afterwards, the CEO or CHRO leads a talent review with the Compensation & Talent Development Committee of the Board and the entire membership of the Board, at least annually.
Refer to Item 10. Directors, Executive Officers and Corporate Governance of the Registrant in Part III of this Form 10-K for additional information regarding the Company's Executive Officers.
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
Additional information regarding the Company's Human Capital programs and initiatives is available in the Company's Environmental, Social and Governance Report located under the "Impact" heading of the Company’s website. The information on the Company’s website is not, and is not intended to be, part of this Form 10-K and is not incorporated into this report by reference.
Research and Development Costs
Research and development costs, which are classified in Selling, general and administrative ("SG&A"), were $357.4 million, $276.3 million and $200.0 million for fiscal years 2022, 2021 and 2020, respectively. The Company continues to invest in its innovation model with both breakthrough and core innovations and places an emphasis on electrification.
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

A shortage of key employees might jeopardize the Company’s ability to implement its business strategy, and changes in the key management team can result in loss of continuity, loss of accumulated knowledge, departure of other key employees, disruptions to the Company’s operations and inefficiency during transitional periods. The Company’s reputation, business, revenue and results of operations could be materially and adversely affected if it is unable to recruit, retain, train, motivate, and develop employees and successfully execute organizational change and management transitions at leadership levels.

The Company’s acquisitions, exiting of businesses, divestitures, strategic investments and alliances and joint ventures, as well as general business reorganizations, may result in financial results that are different than expected and certain risks for its business and operations.

As part of the Company's strategy, it may acquire businesses or assets, divest businesses or assets, enter into strategic alliances and joint ventures, and make investments to further its business (collectively, “business combinations and investment transactions”), and also handle any post-closing issues, such as integration and transition services. For example, in 2022, the Company completed the divestitures of its Security and Oil & Gas businesses. The Company may make additional divestitures or pursue acquisitions in the future.

Risks associated with business combinations and investment transactions include the following, any of which could adversely affect the Company's financial results, including its effective tax rate:
•the failure to identify the most suitable candidates for acquisitions and to close on such acquisitions within desired time frames and at a reasonable cost;
•difficulty in finding buyers or alternative exit strategies on acceptable terms in a timely manner, or disposing of a business at a price or on terms that are less desirable than the Company had anticipated;
•the ability to conduct and evaluate the results of due diligence with respect to business combinations and investment transactions;
•the failure to identify significant issues with a target company’s product quality, financial disclosures, accounting practices or internal control deficiencies or the factors necessary to estimate reasonably accurate costs, timing and other matters, and the failure to identify, or accurately assess the risks of, historical practices of target companies that would create liability or other exposures for the Company if they continue post-completion or as a result of successor liability;
•the difficulties and cost in obtaining any necessary regulatory or government approvals on acceptable terms and any delay from the inability to satisfy pre-closing conditions;
•the anticipated additional revenues from the acquired companies do not materialize, despite extensive due diligence;
•the acquired businesses may lose market acceptance or profitability;
•the impact of divestitures on the Company's revenue growth may be larger than projected, as the Company may experience greater dis-synergies than expected;
•the diversion of Company management’s attention and other resources;
•incurring significant restructuring charges and amortization expense, assuming liabilities, ongoing or new lawsuits related to the transaction or otherwise or pre-closing regulatory violations of the acquired business, potential impairment of acquired goodwill and other intangible assets, and increasing the Company's expenses and working capital requirements;
•continued financial involvement in a divested business, such as through continuing equity ownership, guarantees, indemnities or other financial obligations; and
•the loss of key personnel, distributors, clients or customers of acquired companies.

In addition, the current and the proposed changes to the U.S. and foreign regulatory approval process and requirements in connection with an acquisition or divestiture may jeopardize, delay or reduce the anticipated benefits of the transaction to the Company. Failure to effectively integrate acquired companies, strategic investments and alliances, consummate or manage any future acquisitions, exit businesses or consummate divestitures, or general business reorganizations, and mitigate the related risks, may adversely affect the Company’s existing businesses and harm its operational results due to large write-offs, significant restructuring costs, contingent liabilities, substantial depreciation, and/or adverse tax or other consequences. The Company cannot ensure that such integrations and reorganizations will be successfully completed or that all of the planned synergies and other benefits will be realized.

Business and Operational Risks

The Company’s business is subject to risks associated with sourcing, manufacturing and maintaining appropriate inventory levels.

The Company imports large quantities of finished goods, component parts and raw materials. Lead times for these items vary significantly and may be further impacted by global shortages of critical components. Global supply chain constraints in the wake of the COVID-19 pandemic limited the Company's visibility into availability and lead times for products and their component parts and raw materials but such constraints have softened in the second half of 2022. In addition, the Company’s ability to import these items in a timely and cost-effective manner may be affected by conditions at ports or issues that otherwise affect transportation and warehousing providers, such as fluctuations in freight costs, port and shipping capacity, labor disputes and shortages, severe weather due to climate change or increased homeland security requirements in the U.S. and other countries. In 2022 and 2021, the Company experienced significantly higher freight costs compared to freight costs incurred in 2020. These issues have delayed, and could delay in the future, importation of products or require the Company to locate alternative ports or warehousing providers to avoid disruption to customers. These alternatives may not be available on short notice or could result in higher transit costs, which could have an adverse impact on the Company’s business and financial condition.

The Company also relies on its ability to maintain inventory levels appropriate to meet consumer and customer demand. During the second half of 2020 and during 2021, the Company experienced higher than historical customer demand and increased supply chain constraints, resulting in historically high inventory levels. As consumer and DIY demand softened in the second quarter of 2022, the Company’s inventory levels peaked in the first half of the year. The Company is actively addressing this dynamic through the Global Cost Reduction Program implemented in the third quarter of 2022, which includes an initiative to reduce inventory levels by curtailing production and by reducing complexity through SKU rationalization. This initiative resulted in $775 million of inventory reduction in the second half of 2022. However, any failure to achieve SKU rationalization efforts in an efficient manner or reduce inventory levels, or otherwise maintain appropriate inventory levels to meet consumer and customer demand, may expose the Company to risks of excess inventory and less marketable or obsolete inventory and could require the Company to sell excess or obsolete inventory at a discount, which could result in inventory write-offs that would negatively impact the Company’s revenues and profit margin.

Substantially all of the Company's import operations are subject to customs requirements and to tariffs and quotas set by governments through mutual agreements, bilateral actions or, in some cases unilateral action. In addition, the countries in which the Company’s products and materials are manufactured or imported from (including importation into the United States of the Company's products manufactured overseas) may from time to time impose additional quotas, duties, tariffs or other restrictions on its imports (including restrictions on manufacturing operations) or adversely modify existing restrictions. In recent years, changes in U.S. policy regarding international trade, including import and export regulation and international trade agreements, have negatively impacted the Company’s business. For example, in 2018 the United States imposed tariffs on steel and aluminum as well as on goods imported from China and certain other countries, which resulted in retaliatory tariffs by China and other countries. Similar U.S. actions and any corresponding retaliatory efforts, could result in an increase in supply chain costs that the Company may not be able to offset or otherwise adversely impact the Company’s results of operations. Imports are also subject to unpredictable foreign currency changes which may increase the Company’s cost of goods sold. Adverse changes in these import costs and restrictions, or failure by the Company’s suppliers to comply with customs regulations or similar laws, could harm the Company’s business.

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

In addition, the Company has a number of key suppliers in South Korea, China and Taiwan. Any future tensions or conflicts in such regions could cause material disruptions in the Company's supply chain which could, in turn, cause product shortages, delays in delivery and/or increases in the Company's cost incurred to produce and deliver products to its customers.

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

The Company has certain significant customers, particularly home centers and major retailers. In 2022, the two largest customers comprised approximately 28% of consolidated net sales, with U.S. and international mass merchants and home centers collectively comprising approximately 41% of consolidated net sales. The loss or material reduction of business, the lack of success of sales initiatives, or changes in customer preferences or loyalties for the Company’s products, related to any such significant customer could have a material adverse impact on the Company’s results of operations and cash flows. In addition, the Company’s major customers are volume purchasers, a few of which are much larger than the Company, and have strong bargaining power with suppliers. This factor limits the ability to recover cost increases through higher selling prices. Furthermore, unanticipated inventory adjustments by these customers can have a negative impact on the Company's net sales.

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

The Company faces active competition and resulting pricing pressures. The Company’s products compete on the basis of, among other things, its reputation for product quality, its well-known brands, price, innovation and customer service capabilities. The Company competes with both larger and smaller companies that offer the same or similar products and services or that produce different products appropriate for the same uses. These companies are often located in countries such as China, Taiwan and India where labor and other production costs are substantially lower than in the U.S., Canada and Western Europe. Also, certain large customers offer house brands that compete with some of the Company’s product offerings as a lower-cost alternative. To remain profitable and maintain or grow market share, the Company must maintain a competitive cost structure, develop new products and services, lead product innovation, respond to competitor innovations and enhance its existing products in a timely manner. The Company also competes for labor, particularly in its manufacturing facilities, which can drive higher labor costs and adversely impact its ability to efficiently operate. Any failure to attract and retain employees at the Company’s manufacturing facilities or in other parts of the Company’s operations may adversely affect its business and ability to meet customer demand, which in turn could adversely affect the Company’s liquidity and results of operations. The Company may not be able to compete effectively on all of these fronts and with all of its competitors, and the failure to do so could have a material adverse effect on its sales and profit margins.

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

In addition, the Company may have to reduce prices on its products and services, or make other concessions, to stay competitive. Price reductions taken by the Company in response to customer and competitive pressures, as well as price reductions and promotional actions taken to drive demand that may not result in anticipated sales levels, could also negatively impact its business. The Company engages in restructuring actions, sometimes entailing shifts of production to low-cost countries, as part of its efforts to maintain a competitive cost structure. If the Company does not execute restructuring actions well, its ability to meet customer demand may decline, or earnings may otherwise be adversely impacted. Similarly, if such efforts to reform the cost structure are delayed relative to competitors or other market factors, the Company may lose market share and profits.

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

The Company's future growth rate depends upon a number of factors, including its ability to (i) identify and evolve with emerging technological and broader industry trends in its target end-markets; (ii) defend its market share against an ever-expanding number of competitors, including many new and non-traditional competitors; (iii) monitor disruptive technologies and business models; and (iv) attract, develop, and retain individuals with the requisite technical expertise and understanding of customers’ needs to develop new technologies and introduce new products.

To remain competitive, the Company will need to stay abreast of new technologies, require its employees to continue to learn and adapt to new technologies and be able to integrate them into current and future business models, products, services and processes and also guard against existing and new competitors disrupting the marketplace using such technologies. For example, changing market trends, such as increased consumer demand for energy efficient products and technologies in response to climate change, require the Company to develop and adopt new innovations focused on electrification. The Company may not adequately meet these demands or develop and adapt to the applicable new technologies focused on electrification, which could adversely affect the Company’s reputation and the consumer and customer demand for the Company’s products. The failure of the Company's technologies or products to gain market acceptance due to more attractive offerings by its competitors or the failure to address any of the above factors could negatively impact revenues and adversely affect its competitive standing and prospects.

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
•instability or changes in the general political and economic conditions in the countries where the Company operates (such as the conflict between Russia and Ukraine);
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

The continuing adverse effects of the COVID-19 pandemic, including new variants, could have a materially negative impact on the Company’s business, operations, financial condition, results of operations, and liquidity.

The COVID-19 pandemic, including new variants, and the responses of governments, consumers and other businesses have adversely affected, and may continue to adversely affect, the Company’s business, financial condition, workforce and operations and the operations of its customers, distributors, suppliers and contractors. The impacts of the COVID-19 pandemic include, but are not limited to:

•restrictions on the Company's access to its manufacturing facilities and on its support operations or workforce, and similar limitations for its distributors and suppliers;
•shifts and volatility in consumer spending and purchasing behaviors (such as the higher than usual customer demand for the Company’s products that occurred during the second half of 2020 and during 2021) that may hinder its ability to meet customer demand or may hinder its production capacity or supply chain;
•disruptions in commerce, including with respect to financial and other economic activities, services, travel and supply chains, and impacts on third parties with which the Company does business, which has, and may in the future result in, disruptions in the Company's supply chain, the inability of customers or suppliers to meet their obligations to the Company, loss or disruption of essential manufacturing and supply elements, operational delays, and increases in the cost of freight and labor;
•modifications to the Company’s business practices, including with respect to employee travel, employee work locations, restrictions on in-person meetings and events, and government-mandated vaccine protocols or policies;
•deteriorating economic conditions, such as economic slowdowns or recessions or significant disruptions or volatility in financial markets; and
•delays or modifications to the Company's strategic plans and other initiatives, including as a result of temporary and permanent cost-reduction measures such as adjustments to its supply chain and manufacturing labor base to match the demand environment or reductions in staffing, compensation and benefits, both of which the Company implemented in response to the COVID-19 pandemic, and may continue or occur in the future.

The degree to which COVID-19 and related responses continue to affect the Company’s business, liquidity, results and operations will depend on future developments, which continue to be highly uncertain and cannot be predicted. These uncertainties, include, but are not limited to, the duration of the outbreak, the severity of any resurgence in cases, the actions to contain the virus or treat its impact and the availability and effectiveness of vaccines and other treatments.

Any future global and national health concerns could lead to further and/or increased volatility in global capital and credit markets. A sustained downturn in customer demand or other economic conditions could result in material charges related to bad debt or inventory write-offs, restructuring charges, or impairments of long-lived assets, including both tangible and intangible assets. Furthermore, a sustained downturn in financial markets and asset values could adversely affect the Company’s cost of capital, liquidity and access to capital markets, in addition to potentially increasing its pension funding obligations to ensure its pension plans continue to be adequately funded.

The Company’s success depends on its ability to improve productivity and streamline operations to control or reduce costs.

The Company is committed to continuous productivity improvement and evaluating opportunities to reduce fixed costs, simplify or improve processes, and eliminate excess capacity. The Company has undertaken restructuring and cost-reduction actions, the savings of which may be mitigated by many factors, including economic weakness, inflation, competitive pressures, higher labor costs and decisions to increase costs in areas such as sales promotion or research and development above levels that were otherwise assumed.

In the third quarter of 2022, the Company initiated a supply chain transformation aiming to improve fill rates and better match the needs of its customers, while improving gross margins. This transformation will involve significant investment from the Company over the next two to three years, and the success and anticipated cost savings from this transformation are not assured. Failure to achieve, or delays in achieving, projected levels of efficiencies and cost savings from this transformation and other restructuring or cost reduction actions introduced by the Company, significant increases in the costs related to such actions, or unanticipated inefficiencies resulting from this transformation and other manufacturing and administrative reorganization actions in progress or contemplated, could adversely affect the anticipated cost savings.

A material disruption of the Company's operations, particularly at its manufacturing facilities or within its information technology infrastructure, could adversely affect business.

The Company's facilities, supply chains, distribution systems, and information technology systems are subject to catastrophic loss due to natural disasters or other disruptions, including hurricanes and floods, power outages, fires, explosions, terrorism, equipment failures, sabotage, cyber incidents, any potential effects of climate change and adverse weather conditions, labor disputes, critical supply failure, inaccurate downtime forecast, political disruption, public health crises, like a regional or global pandemic, and other reasons, which can result in undesirable consequences, including financial losses and damaged relationships with customers. The COVID-19 pandemic has disrupted, and may continue to disrupt, the Company's supply chain, distribution channels, production facilities, operations and customer demand, which has negatively impacted its operations and adversely affected its business and could continue to do so. The Company employs information technology systems and networks to support the business and relies on them to process, transmit and store electronic information, and to manage or support a variety of business processes and activities. Disruptions to its information technology infrastructure from system failures, shutdowns, power outages, telecommunication or utility failures, cybersecurity incidents, and other events, including disruptions at its cloud computing, server, systems and other third party IT service providers, could interfere with its operations, interrupt production and shipments, damage customer and business partner relationships, and negatively impact its reputation.

The development of technology products and services presents security and safety risks.

An increasing number of the Company's products, services, and technologies are delivered with Internet of Things (IoT) capabilities and the accompanying interconnected device networks, which include sensors, data and advanced computing capabilities. The Company has developed product software designs that it believes are less susceptible to cyber-attacks, but despite these efforts, if products and services that include IoT solutions do not work as intended or are compromised, the possible consequences include financial loss, reputational damage, exposure to legal claims or enforcement actions, theft of intellectual property, and diminution in the value of the Company's investment in research, development and engineering, which in turn could adversely affect its competitiveness and results of operations.

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

In addition, many of the Company’s products incorporate battery technology. As the world moves towards a lower-carbon economy and as other industries begin to adopt similar battery technology for use in their products or increase their current consumption of battery technology, the increased demand could place capacity constraints on the Company’s supply chain. In addition, increased demand for battery technology may also increase the costs to the Company for both the battery cells as well as the underlying raw materials such as cobalt and lithium, among others. If the Company is unable to mitigate any possible supply constraints or related increased costs or drive alternative technology through innovation, its profitably and financial results could be negatively impacted.

Uncertainty about the financial stability of economies outside the U.S. could have a significant adverse effect on the Company's business, results of operations and financial condition.

The Company generates approximately 37% of its revenues outside the U.S., including 15% from Europe and 12% from various emerging market countries. Each of the Company’s segments generates sales in these marketplaces. While the Company believes any downturn in the European or emerging marketplaces might be offset to some degree by the relative stability in North America, the Company’s future growth, profitability and financial liquidity could be affected, in several ways, including, but not limited to, the following:

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
•a devaluation of foreign currencies could have an adverse effect on the value of financial assets of the Company in the effected countries; and
•the impact of an event or changes to political and economic conditions (individual country default, Brexit, or break up of the Euro) could have an adverse impact on the global credit markets and global liquidity potentially impacting the Company’s ability to access these credit markets and to raise capital or disrupt global energy supply or supply chains.

The Company is exposed to market risk from changes in foreign currency exchange rates which could negatively impact profitability.

The Company manufactures and sells its products in many countries throughout the world. As a result, there is exposure to foreign currency risk as the Company enters into transactions and makes investments denominated in multiple currencies. The Company’s predominant currency exposures are related to the Euro, Canadian Dollar, British Pound, Australian Dollar, Brazilian Real, Chinese Renminbi (“RMB”) and the Taiwan Dollar. In preparing its financial statements, for foreign operations with functional currencies other than the U.S. dollar, asset and liability accounts are translated at current exchange rates, while income and expenses are translated using average exchange rates. With respect to the effects on translated earnings, if the U.S. dollar strengthens relative to local currencies, the Company’s earnings could be negatively impacted. Although the Company utilizes risk management tools, including hedging, as it deems appropriate, to mitigate a portion of potential market fluctuations in foreign currencies, there can be no assurance that such measures will result in all market fluctuation exposure being eliminated. The Company generally does not hedge the translation of its non-U.S. dollar earnings in foreign subsidiaries but may choose to do so in certain instances.

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

Financing Risks

The Company has incurred, and may incur in the future, significant indebtedness, and may in the future issue additional equity or debt securities, including in connection with mergers or acquisitions, which may impact the manner in which it conducts business or the Company’s access to external sources of liquidity. The potential issuance of such securities may limit the Company’s ability to implement elements of its business strategy and may have a dilutive effect on earnings.

As described in Note H, Long-Term Debt and Financing Arrangements, of the Notes to Consolidated Financial Statements in Item 8, the Company has a five-year $2.5 billion committed credit facility, a $1.5 billion syndicated 364-Day Credit Agreement, and a $0.5 billion revolving credit loan. No amounts were outstanding against any of these facilities on December 31, 2022. As of December 31, 2022, the Company had $7.5 billion of indebtedness, including $5.4 billion of principal and $2.1 billion of commercial paper borrowings.

The instruments and agreements governing certain of the Company’s current indebtedness contain requirements or restrictive covenants that include, among other things:

•a limitation on creating liens on certain property of the Company and its subsidiaries;
•a restriction on entering into certain sale-leaseback transactions;
•customary events of default, including repayment of all amounts outstanding in the event of the occurrence and continuance of an event of default; and
•maintenance of a specified financial ratio.

Specifically, the Company has an interest coverage covenant that must be maintained to permit continued access to its committed revolving credit facilities. The interest coverage ratio tested for covenant compliance compares adjusted Earnings Before Interest, Taxes, Depreciation and Amortization to adjusted Interest Expense ("Adjusted EBITDA"/"Adjusted Interest Expense"); such adjustments to interest or EBITDA include, but are not limited to, removal of non-cash interest expense and stock-based compensation expense. During 2022, the interest coverage ratio must not be less than 3.5 times and is computed quarterly, on a rolling twelve months (last twelve months) basis. Under this covenant definition, the interest coverage ratio was 8.6 times EBITDA or higher in each of the 2022 quarterly measurement periods.

In February 2023, the Company entered into amendments to its credit facilities described above to: (a) amend the definition of Adjusted EBITDA to allow for additional adjustment addbacks, not to exceed $500 million in the aggregate, for amounts incurred during each four fiscal quarter period beginning with the period ending in the third quarter of 2023 through the period ending in the second quarter of 2024, and (b) amend the minimum interest coverage ratio to not less than 1.5 to 1.0 times computed quarterly, on a rolling twelve months (last twelve months) basis, for the period from and including the third quarter of 2023 through the second quarter of 2024. The minimum interest coverage ratio will revert back to 3.5 times for periods after the second quarter of 2024. Management does not believe it is reasonably likely the Company will breach this covenant. Failure to maintain these ratios could adversely affect further access to liquidity.

Future instruments and agreements governing indebtedness may impose other restrictive conditions or covenants. Such covenants could restrict the Company in the manner in which it conducts business and operations as well as in the pursuit of its business strategy.

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

The Company’s long-term growth plans are dependent on, among other things, the availability of funding to support corporate initiatives and the ability to increase sales of existing product lines. While the Company has not encountered financing difficulties to date, the capital and credit markets have experienced extreme volatility and disruption in the past (including in connection with COVID-19) and may again in the future. Market conditions could make it more difficult for the Company to borrow or otherwise obtain the cash required for significant new corporate initiatives.

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

Certain of the Company’s contracts and derivative financial instruments use short-term prevailing interest rates, including LIBOR, as a reference rate. In March 2021, UK Financial Conduct Authority announced that all LIBOR settings will either cease to be provided by any administrator or no longer be representative immediately after December 31, 2021. Banks currently reporting information used to set U.S. dollar LIBOR are presently expected to stop doing so by mid-2023. In addition, other regulators have suggested reforming or replacing other benchmark rates. These may be replaced by the Secured Overnight Financing Rate or other benchmark rates over the next several years. The discontinuation, reform or replacement of LIBOR or any other benchmark rates may have an unpredictable impact on contractual mechanics in the credit markets or cause disruption to the broader financial markets. These changes, and related uncertainty as to the nature of such potential discontinuation, reform or replacement may create incremental uncertainty in obtaining financing or increase the cost of borrowing. At this time, the Company cannot predict the overall effect of the modification or discontinuation of LIBOR or the establishment of alternative benchmark rates.

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

As a result of the Black and Decker merger and other acquisitions, the Company has approximately $8.5 billion of goodwill, approximately $2.5 billion of indefinite-lived trade names and approximately $2.0 billion of net definite-lived intangible assets on December 31, 2022. The Company is required to periodically, at least annually, determine if its goodwill or indefinite-lived trade names have become impaired, in which case it would write down the impaired portion of the asset. The definite-lived intangible assets, including customer relationships, are amortized over their estimated useful lives and are evaluated for impairment when appropriate. Impairment of intangible assets may be triggered by developments outside of the Company’s control, such as worsening economic conditions, technological change, intensified competition or other factors, which could have an adverse effect on the Company’s financial condition and results of operations.

If the investments in employee benefit plans do not perform as expected, the Company may have to contribute additional amounts to these plans, which would otherwise be available to cover operating expenses or other business purposes.

The Company sponsors pension and other post-retirement defined benefit plans. The Company’s defined benefit plan assets are currently invested in equity securities, government and corporate bonds and other fixed income securities, money market instruments and insurance contracts. The Company’s funding policy is generally to contribute amounts determined annually on an actuarial basis to provide for current and future benefits in accordance with applicable law which require, among other things, that the Company make cash contributions to under-funded pension plans. During 2022, the Company made cash contributions to its defined benefit plans of approximately $32 million and expects to contribute $37 million to its defined benefit plans in 2023.

There can be no assurance that the value of the defined benefit plan assets, or the investment returns on those plan assets, will be sufficient in the future. It is therefore possible that the Company may be required to make higher cash contributions to the plans in future years which would reduce the cash available for other business purposes, and that the Company will have to recognize a significant pension liability adjustment which would decrease the net assets of the Company and result in higher expense in future years. The fair value of the defined benefit plan assets on December 31, 2022 was approximately $1.8 billion.

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

Cybersecurity incidents could disrupt business operations, result in the loss of critical and confidential information, and adversely impact the Company's reputation and results of operations.

Global cybersecurity threats and incidents can range from uncoordinated individual attempts to gain unauthorized access to information technology ("IT") systems to sophisticated and targeted measures known as advanced persistent threats, directed at the Company, its products, its customers and/or its third-party service providers, including cloud providers. While the Company has experienced, and expects to continue to experience, these types of threats and incidents, none of them to date have been material to the Company. The Company deploys measures which align to industry accepted frameworks to deter, prevent, detect, respond to, and mitigate these threats. The Company has invested and continues to invest in risk management and information security and data privacy measures in order to protect its systems and data, including employee training, organizational investments, incident response plans, table top exercises and technical defenses. The cost and operational consequences of implementing, maintaining and enhancing these measures could increase significantly to overcome increasingly intense, complex, and sophisticated global cyber threats.

Despite these efforts, cybersecurity incidents (against the Company or parties with whom the Company contracts), depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption or unavailability of critical data and confidential or proprietary information (the Company's or that of third parties) and the disruption of business operations. The potential consequences of a material cybersecurity incident and its effects include financial loss, reputational damage, litigation with third parties, theft of intellectual property, fines levied by the Federal Trade Commission or other government agencies, diminution in the value of the Company's investment in research, development and engineering, and increased cybersecurity protection and remediation costs due to the increasing sophistication and proliferation of threats, which in turn could adversely affect its competitiveness and results of operations.

In addition, cybersecurity laws and regulations continue to evolve, and are increasingly demanding, both in the U.S. and globally, which adds compliance complexity and may increase costs of compliance and expose the Company to reputational damage or litigation, monetary damages, regulatory enforcement actions or fines in one or more jurisdictions. While the Company carries cyber insurance, it cannot be certain that coverage will be adequate for liabilities actually incurred, that insurance will continue to be available to the Company on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim.

The report, rumor or assumption regarding a potential breach may have similar results, even if no breach has been attempted or occurred. Any of the foregoing may have a material adverse effect on the Company’s business, operating results and financial condition.

The Company is exposed to risks related to compliance with data privacy laws.

To conduct its operations, the Company regularly moves data across national borders, and consequently is subject to a variety of continuously evolving and developing laws and regulations in the United States and abroad regarding privacy, data protection and data security. The scope of the laws that may be applicable to the Company is often uncertain and may be conflicting, particularly with respect to foreign laws. For example, the European Union’s General Data Protection Regulation (“GDPR”), which became effective in May 2018, greatly increased the jurisdictional reach of European Union law and added a broad array of requirements for handling personal data, including the public disclosure of significant data breaches. Similarly, the California Consumer Privacy Act of 2018 (“CCPA”), which became effective in January 2020, provided, among other things, a new private right of action for data breaches, required companies that process information on California residents to make new disclosures to consumers about their data collection, use and sharing practices, and provided consumers with additional rights. The California Privacy Rights Act of 2020, which became effective on January 1, 2023, amends and expands the CCPA, creating new industry requirements, consumer privacy rights and enforcement mechanisms. Virginia and Colorado have also passed robust privacy laws that come into effect on January 1, 2023 and July 1, 2023, respectively. The Company's reputation and brand and its ability to attract new customers could also be adversely impacted if the Company fails, or is perceived to have failed, to properly respond to security breaches of its or third party’s information technology systems. Such failure to properly respond could also result in similar exposure to liability.

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

The Company is subject to income taxation in the U.S. as well as numerous foreign jurisdictions. Significant judgment is required in determining the Company’s worldwide income tax provision and accordingly there are many transactions and computations for which the final income tax determination is uncertain. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments, and which may not accurately anticipate actual outcomes. The Company periodically assesses its liabilities and contingencies for all tax years still subject to audit based on the most currently available information, which involves inherent uncertainty. The Company is routinely audited by income tax authorities in many tax jurisdictions. Although management believes the recorded tax estimates are reasonable, the ultimate outcome of any audit (or related litigation) could differ materially from amounts reflected in the Company’s income tax accruals. Additionally, the global income tax provision can be materially impacted due to foreign currency fluctuations against the U.S. dollar since a significant amount of the Company’s earnings are generated outside the United States. Lastly, it is possible that future income tax legislation, including the Organization for Economic Cooperation and Development (“OECD”) Global Minimum Tax, may be enacted that could have a material impact on the Company’s worldwide income tax provision, cash tax liability, and effective tax rate beginning with the period that such legislation becomes enacted. The OECD Global Minimum Tax is expected to require multi-national corporations with revenue in excess of €750 million to pay an effective tax rate of at least 15% in each jurisdiction in which they operate effective with the 2024 tax year.

Climate change and climate change legislation or regulations may adversely affect the Company's business.

The effects of climate change, such as severe weather, including droughts and water scarcity, could impact the Company’s business, disrupt the Company’s operations by impacting the availability and costs of materials needed for manufacturing and increase insurance and other operating costs. There may be operational risk due to the significant impact climate change could pose to employees’ lives, the Company’s supply chain, or electrical power availability from climate-related weather events. The Company also faces risks related to the transition to a lower-carbon economy, such as its ability to successfully adopt new technology, meet market-driven demands for carbon neutral and renewable energy technology, or to comply with more stringent and increasingly complex environmental regulations or requirements for the Company's manufacturing facilities and business operations, increased prices related to freight and shipping costs and other permitting requirements.

There continues to be a lack of consistent climate legislation, which creates economic and regulatory uncertainty. Increased public awareness and concern regarding global climate change may result in more international, regional and/or federal requirements or other stakeholder expectations that could mandate more restrictive or expansive standards, more prescriptive reporting of environmental, social and governance metrics than the voluntary commitments the Company adopted, or require related changes on a more accelerated time frame than the Company anticipates. A number of governmental bodies have finalized, proposed or are contemplating legislative and regulatory changes in response to the potential effect of climate change. Such legislation or regulation has and potentially could include provisions for a “cap and trade” system of allowances and credits or a carbon tax or require increased measurement of metrics and disclosure, among other provisions. The Company currently purchases renewable energy certificates (“RECs”) to mitigate the potential impact of carbon tax and is also assessing expanding its use of solar panels as an alternative energy source. If carbon tax legislation is changed or adopted, the Company may not be able to mitigate the future impact of carbon tax through the purchase of RECs and the use of solar panels or other measures. The Company may also face reputational risks and risks to the Company's investor confidence and market share if the Company is unable to make progress on the Company's voluntary environmental goals or is unable to keep apace with the progress made by the Company's peers. If environmental laws or regulations are either changed or adopted and impose significant operational restrictions and compliance requirements on the Company, they may have a material adverse effect on the Company’s business, access to credit, capital expenditures, operating results and financial condition.

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

In addition, the Company is subject to environmental laws in each jurisdiction in which business is conducted. Some of the Company’s products incorporate substances that are regulated in some jurisdictions in which it conducts manufacturing operations. The Company has been, and could be in the future, subject to liability if it does not comply with these regulations. In addition, the Company is currently being, and may in the future be, held responsible for remedial investigations and clean-up costs resulting from the discharge of hazardous substances into the environment, including sites that have never been owned or operated by the Company but at which it has been identified as a potentially responsible party under federal and state environmental laws and regulations. Changes in environmental and other laws and regulations in both domestic and foreign jurisdictions could adversely affect the Company’s operations due to increased costs of compliance and potential liability for non-compliance.

The Company manufactures products and performs various services that create exposure to product and professional liability claims and litigation. The failure of the Company’s products and services to be properly manufactured, configured, installed, designed or delivered, resulting in personal injuries, property damage or business interruption could subject the Company to claims for damages. The Company has and is currently defending product liability claims, some of which have resulted in settlements or monetary judgments against the Company. The costs associated with defending ongoing or future product liability claims and payment of damages could be substantial. The Company’s reputation could also be adversely affected by such claims, whether or not successful.

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

Government contracts laws and regulations impose certain risks, and government contracts are generally subject to audits, investigations and approval of policies, procedures and internal controls for compliance with procurement regulations and applicable law. If violations of law are found, they could result in civil and criminal penalties and administrative sanctions, including termination of contracts, refund of a portion of fees received, forfeiture of profits, suspension of payments, fines and suspensions or debarment from future government business. Each of these factors could negatively impact the Company’s business, results of operations, financial condition, and reputation.

Other Risks

The Company’s results of operations and earnings may not meet guidance or expectations.

The Company’s results of operations and earnings may not meet guidance or expectations. The Company may provide public guidance on expected results of operations for future periods. This guidance is comprised of forward-looking statements subject to risks and uncertainties, including the risks and uncertainties described in this Form 10-K and in the Company’s other public filings and public statements, and is based necessarily on assumptions the Company makes at the time it provides such guidance. The Company’s guidance may not always be accurate. The Company may also choose to withdraw guidance, as it did in response to the uncertainty of the COVID-19 pandemic in 2020, or lower guidance in future periods. If, in the future, the Company’s results of operations for a particular period do not meet its guidance or the expectations of investment analysts, the Company reduces its guidance for future periods, or the Company withdraws guidance, the market price of the Company’s common stock could decline significantly.

If the Company is unable to maintain effective internal control over financial reporting, the accuracy and timeliness of its financial reporting may be adversely affected, which could have a material adverse effect on the Company’s financial condition and the trading price of its common stock.

As a public company, the Company is required to design and maintain proper and effective internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act of 2002 requires that the Company evaluate and determine the effectiveness of its internal control over financial reporting and provide a management report on the internal control over financial reporting, which must be attested to by the Company’s independent registered public accounting firm. If the Company is unable to maintain effective internal control over financial reporting, its ability to record, process and report financial information timely and accurately could be adversely affected, which could subject the Company to litigation or investigations, require management resources, increase costs, negatively affect investor confidence and adversely impact its stock price.

Subsequent to the filing of its 2020 Form 10-K, the Company received comments from the SEC Staff regarding its accounting for equity units issued in May 2017 and November 2019 (the “Equity Units”). Upon further reflection of the comments received by the Staff and the nature of the Equity Units, the Company determined that errors were made in its original accounting conclusions resulting from material weaknesses in its internal control over financial reporting for such instruments. During the first quarter of fiscal 2022, the Company successfully completed the testing necessary to conclude that the material weaknesses have been remediated. If in the future the Company’s internal control over financial reporting is determined to be not effective, resulting in a material weakness, investor perceptions regarding the reliability of the Company’s financial statements may be adversely affected which could cause a decline in the market price of its stock and otherwise negatively affect the Company’s financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
As of December 31, 2022, the Company and its subsidiaries owned or leased significant facilities used for manufacturing, distribution and sales offices in 21 states and 22 countries. The Company leases its corporate headquarters in New Britain, Connecticut. The Company has 121 facilities including its corporate headquarters that are larger than 100,000 square feet, as follows:

	Owned	Leased	Total
Tools & Outdoor	52	44	96
Industrial	15	7	22
Corporate	2	1	3
Total	69	52	121
The combined size of these facilities is approximately 34 million square feet. The buildings are in good condition, suitable for their intended use, adequate to support the Company’s operations, and generally fully utilized.

ITEM 3. LEGAL PROCEEDINGS
As previously disclosed, the Company has identified that certain expenses it incurred in previous years constituted undisclosed perquisites. The Company has voluntarily disclosed this information to the U.S. Securities and Exchange Commission (“SEC”) and is cooperating with the SEC’s investigation of this matter.
Also, the Company has identified certain transactions relating to its international operations that may raise compliance questions under the U.S. Foreign Corrupt Practices Act (“FCPA”) and has voluntarily disclosed this information to the U.S. Department of Justice (“DOJ”) and the SEC. The Company is cooperating with both agencies in their investigations.
The Company is committed to upholding the highest standards of corporate governance and is continuously focused on ensuring the effectiveness of its policies, procedures, and controls. The Company is in the process, with the assistance of professional advisors, of reviewing and further enhancing relevant policies, procedures, and controls.
Currently, the Company does not believe that these matters will have a material impact on its financial condition or results of operations, although it is possible that a loss related to these matters may be incurred. Given the ongoing nature of these matters, management cannot predict the duration, scope, or outcome of the SEC’s and DOJ’s investigations or estimate the potential magnitude of any such loss or range of loss, or the cost of the ongoing investigations. Any determination that the Company’s expense and perquisite reporting practices were not in compliance with existing laws or regulations or that certain transactions relating to the Company’s international operations were not in compliance with the FCPA could result in the imposition of fines, civil or criminal penalties, equitable remedies, including disgorgement, injunctive relief, or other sanctions against the Company. The Company also may become a party to litigation or other legal proceedings over these matters.
In addition to the matters above, in the normal course of business, the Company is involved in various lawsuits and claims, including product liability, environmental, intellectual property, contract and commercial, advertising, employment and distributor claims, and administrative proceedings. The Company does not expect that the resolution of these matters occurring in the normal course of business will have a materially adverse effect on the Company’s consolidated financial position, results of operations or liquidity.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s common stock is listed and traded on the New York Stock Exchange, Inc. (“NYSE”) under the abbreviated ticker symbol “SWK”, and is a component of the Standard & Poor’s (“S&P”) 500 Composite Stock Price Index. The Company increased its annual dividend per common share by $0.20 in 2022 compared to 2021 and intends to continue to pay quarterly dividends in 2023. In July 2022, the Company raised the quarterly dividend per common share, its 55th consecutive increase, which extended its record for the longest, consecutive quarterly and annual dividend payments among industrial companies. As of February 1, 2023, there were 8,519 holders of record of the Company’s common stock. Information required by Item 201(d) of Regulation S-K concerning securities authorized for issuance under equity compensation plans can be found under Item 12 of this Annual Report on Form 10-K.
Issuer Purchases of Equity Securities
The following table provides information about the Company’s purchases of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934 for the three months ended December 31, 2022:

2022	Total Number Of Common Shares Purchased (a)	Average Price Paid Per Common Share	Total Number Of Common Shares Purchased As Part Of A Publicly Announced Plan or Program	(In Millions) Maximum Number Of Common Shares That May Yet Be Purchased Under The Program (b)
October 2 - November 5	2,824	$76.43	—	20
November 6 - December 3	15,211	81.85	—	20
December 4 - December 31	36,412	79.20	—	20
Total	54,447	$79.79	—	20

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

Stock Performance Graph

The following line graph compares the yearly percentage change in the Company’s cumulative total shareholder return for the last five years to that of the S&P 500 Index, S&P 500 Capital Goods Index and S&P 500 Industrials Index. Following the recent portfolio transformation, the Company has elected to replace the S&P 500 Industrials Index with the S&P 500 Capital Goods Index which it believes is a more appropriate comparison. The S&P 500 Capital Goods Index represents a more focused group of 45 companies across major industrial manufacturing categories that carry similar operational characteristics to the Company.

THE POINTS IN THE ABOVE TABLE ARE AS FOLLOWS:	2017	2018	2019	2020	2021	2022
Stanley Black & Decker	$100.00	$71.32	$101.54	$111.32	$119.46	$49.06
S&P 500 Index	$100.00	$94.79	$126.03	$148.81	$191.48	$156.77
S&P 500 Capital Goods Index	$100.00	$83.26	$110.83	$117.67	$139.93	$139.55
S&P 500 Industrials Index	$100.00	$96.19	$128.70	$158.11	$202.22	$162.96
The comparison assumes $100 invested at the closing price on December 30, 2017 in the Company’s common stock, S&P 500 Index, S&P 500 Capital Goods Index, and S&P 500 Industrials Index. Total return assumes reinvestment of dividends.

ITEM 6. REMOVED AND RESERVED
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The financial and business analysis below provides information which the Company believes is relevant to an assessment and understanding of its consolidated financial position, results of operations and cash flows. This financial and business analysis should be read in conjunction with the Consolidated Financial Statements and related notes. All references to “Notes” in this Item 7 refer to the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
The following discussion and certain other sections of this Annual Report on Form 10-K contain statements reflecting the Company’s views about its future performance that constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which the Company operates as well as management’s beliefs and assumptions. Any statements contained herein (including without limitation statements to the effect that the Company or its management “believes,” “expects,” “anticipates,” “plans” and similar expressions) that are not statements of historical fact should be considered forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. There are a number of important factors that could cause actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth, or incorporated by reference, below under the heading “Cautionary Statements Under The Private Securities Litigation Reform Act Of 1995.” The Company does not intend to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.
Strategic Objectives
The Company continues to execute a business strategy that involves organic growth in excess of the market and industry, geographic and customer diversification to foster sustainable revenue, earnings and cash flow growth over the long term. Over the past two years, the Company has focused the portfolio on its leading positions in the Tools & Outdoor and Industrial businesses. Leveraging the benefits of a more focused portfolio, the Company initiated a business transformation that includes reinvestment for faster growth as well as a $2.0 billion Global Cost Reduction Program through 2025. The Company’s primary areas of strategic focus are as follows:
•Continuing to advance innovation, electrification and global market penetration to achieve organic revenue growth of 2 to 3 times the market;
•Streamlining and simplifying the organization, as well as shifting resources to prioritize investments believed to have a positive and more direct impact to customers;
•Accelerating the operations and supply chain transformation to improve fill rates and better match the needs of its customers while improving adjusted gross margins back to historical 35%+ levels; and
•Prioritizing cash flow generation and inventory optimization.
The Company also remains focused on leveraging its SBD Operating Model to deliver success. The latest evolution of the SBD Operating Model builds on the strength of the Company's past while embracing changes in the external environment to ensure the Company has the right skillsets, incorporates technology advances in all areas, maintains operational excellence, drives efficiency in business processes and resiliency into its culture, delivers extreme innovation and ensures the customer experience is world class. The SBD Operating Model underpins the Company's ability to deliver above-market organic growth with margin expansion, maintain efficient levels of selling, general and administrative expenses ("SG&A") and deliver top-quartile asset efficiency.
The Company's business transformation is intended to drive strong financial performance over the long term, including:
•Organic revenue growth at 2 to 3 times the market;
•35%+ adjusted gross margins;
•Free cash flow equal to, or exceeding, net income; and
•Cash Flow Return On Investment ("CFROI") between 12-15%.

In terms of capital allocation, the Company remains committed, over time, to returning excess capital to shareholders through a strong and growing dividend as well as opportunistically repurchasing shares. In the near term, the Company intends to direct any capital in excess of the quarterly dividend on its common share toward debt reduction and internal investments.

Share Repurchases And Other Securities
During the first quarter of 2022, the Company repurchased 12,645,371 shares of its common stock for approximately $2.3 billion through a combination of an accelerated share repurchase ("ASR") and open market share repurchases. The ASR terms provided for an initial delivery of 85% of the total notional share equivalent at execution, or 10,756,770 shares. The final delivery of the remaining shares totaling 3,211,317 under the ASR was completed during the second quarter of 2022.
Refer to Note J, Capital Stock, for further discussion.
In addition, on April 23, 2021, the Board of Directors approved repurchases by the Company of its outstanding securities, other than its common stock up to an aggregate amount of $3.0 billion. No repurchases have been executed pursuant to this authorization to date.

Divestitures
On August 19, 2022, the Company sold its Oil & Gas business comprised of the pipeline services and equipment businesses to Pipeline Technique Limited.
On July 22, 2022, the Company sold its Convergent Security Solutions ("CSS") business comprised of the commercial electronic security and healthcare businesses to Securitas AB for net proceeds of $3.1 billion.
On July 5, 2022, the Company sold its Mechanical Access Solutions ("MAS") business comprised of the automatic doors business to Allegion plc for net proceeds of $922.2 million.
Proceeds from the sale of these businesses were used to repay borrowings made in the first quarter of 2022 to fund the Company's share repurchase program previously discussed. The use of proceeds to support a share repurchase program is consistent with the Company's long-term capital allocation strategy.
The Company has also divested several smaller businesses in recent years that allowed the Company to invest in other areas that fit into its long-term strategy.
Refer to Note T, Divestitures, for further discussion of the Company's divestitures.
Acquisitions and Investments
On December 1, 2021, the Company acquired the remaining 80 percent ownership stake in MTD Holdings Inc. ("MTD"), a privately held global designer, manufacturer and distributor of lawn tractors, zero turn ride on mowers, walk behind mowers, snow blowers, residential robotic mowers, hand-held outdoor power equipment and garden tools for both residential and professional consumers under well-known brands like CUB CADET® and TROY-BILT®. The Company previously acquired a 20 percent interest in MTD in January 2019.
On November 12, 2021, the Company acquired Excel Industries ("Excel"), a leading designer and manufacturer of premium commercial and residential turf-care equipment under the HUSTLER® brand. This was a strategically important bolt-on acquisition that bolstered the Company's presence in the independent dealer network.
The combination of MTD, Excel and the Company's existing outdoor strategic business unit in Tools & Outdoor created a global leader in the $25 billion and growing outdoor category, with strong brands and growth opportunities. As part of the integration of these businesses into the Tools & Outdoor segment, the Company designed, developed and manufactured battery and electric-powered solutions for professional and residential users. This positioned the combined businesses to be a leader in outdoor power equipment as preferences shift from gas powered equipment toward electrified solutions.
On February 24, 2020, the Company acquired Consolidated Aerospace Manufacturing, LLC ("CAM"), an industry-leading manufacturer of specialty fasteners and components for the aerospace and defense markets. The acquisition further diversified the Company's presence in the industrial markets and expanded its portfolio of specialty fasteners in the aerospace and defense markets.
Refer to Note E, Acquisitions and Investments, for further discussion.

Global Cost Reduction Program
During 2022, the Company advanced a series of initiatives designed to generate cost savings by resizing the organization and reducing inventory with the ultimate objective of driving long-term growth, improving profitability and generating strong cash flow. These initiatives are expected to optimize the cost base as well as provide a platform to fund investments to accelerate growth in the core businesses. The Company realized approximately $200 million of pre-tax savings during the second half of

2022 from its leaner organizational structure, as well as enhanced cost controls, and believes that it remains on track to generate additional pre-tax savings of approximately $1 billion by the end of 2023 and grow to approximately $2 billion by 2025 from these initiatives. In addition, the Company reduced inventory by $775 million during the second half of 2022 and expects further inventory and working capital reductions to support free cash flow generation in 2023.

The program consists of an SG&A reduction of $500 million and a supply chain transformation expected to deliver $1.5 billion of cumulative cost savings to achieve projected 35%+ adjusted gross margins. The $500 million in SG&A savings is expected to be generated by simplifying the corporate structure, optimizing organizational spans and layers and reducing indirect spend and is expected to be achieved by the end of 2023. These savings are intended to fund $300 million to $500 million of innovation and commercial investments over the next three years to accelerate organic growth. The charges associated with the SG&A savings are reflected in the 2022 acquisition-related and other charges detailed below.

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
The cash investment required over the next two to three years to achieve the $1.5 billion of cumulative supply chain cost savings is expected to be approximately $0.9 billion to $1.0 billion, of which approximately 40% is expected to be capital expenditures. The Company will continue prioritizing capital expenditures consistent with its existing approach and expects total capital expenditures, inclusive of the supply chain transformation, to approximate 3.0% to 3.5% of net sales annually.

Driving Further Profitable Growth by Fully Leveraging the Company's Core Franchises

Each of the Company's franchises share common attributes: they have world-class brands and attractive growth characteristics, they are scalable and defensible, they can differentiate through innovation, and they are powered by the SBD Operating Model.
•The Tools & Outdoor business is the tool company to own, with strong brands, proven innovation, global scale, and a broad offering of power tools, hand tools, outdoor products, accessories, and storage and digital products across many channels in both developed and developing markets.
•The Engineered Fastening business within the Industrial segment is a highly profitable, GDP+ growth business offering highly engineered, value-added innovative solutions with recurring revenue attributes and global scale.
Management recognizes that the core franchises described above are important foundations that have a proven track record of providing strong cash flow and growth prospects. Management is committed to growing these businesses through accelerating investments into innovative product development, brand support, commercial activation, and accelerating the operations and supply chain transformation to improve fill rates and better serve the Company's customers, while improving global cost competitiveness.
Continuing to Invest in the Stanley Black & Decker Brands
The Company has a strong portfolio of brands associated with high-quality products including STANLEY®, BLACK+DECKER®, DEWALT®, FLEXVOLT®, IRWIN®, LENOX®, CRAFTSMAN®, PORTER-CABLE®, BOSTITCH®, PROTO®, MAC TOOLS®, FACOM®, Powers®, LISTA®, Vidmar®, GQ® and through the 2021 acquisitions of MTD and Excel added CUB CADET®, TROY-BILT® and HUSTLER® in the Americas. Among the Company's most valuable assets, STANLEY®, BLACK+DECKER®, DEWALT®, and CUB CADET® are recognized as four of the world's great brands, while CRAFTSMAN® is recognized as a premier American brand.

During 2022, the National Collegiate Athletic Association sponsorship delivered DEWALT® to an estimated 269+ million viewers through TV-visible branding at 25 colleges and universities across five Division 1 conferences (Atlantic Coast Conference, Big Ten, Big 12, Pac-12 and Mountain West).

The Company also announced its “Official Tools Partner of NASCAR” and “Official Tools" of all NASCAR-owned and operated tracks and announced that CRAFTSMAN® would return as the title sponsor of the NASCAR CRAFTSMAN® Truck Series starting in 2023.

The CRAFTSMAN® brand continued to have prominent signage in Major League Baseball ("MLB") with six team partnerships in the league. The Company has also maintained long-standing NASCAR and NHRA racing sponsorships, which provided brand exposure during nearly 60 events in 2022 with the DEWALT®, CRAFTSMAN®, and MAC TOOLS® brands.

In 2022, the McLaren team sported the DEWALT® logo prominently on the team’s cars, fire suits, and equipment during the Formula 1 season. The Company also advertises in the English Premier League, which is the number one soccer league in the world, featuring STANLEY®, BLACK+DECKER® and DEWALT® brands to a global audience. The Company continued its sponsorship of one of the world’s most popular football clubs, FC Barcelona ("FCB"), sponsoring both the Men’s and Women’s first teams, which includes team and player image rights, hospitality assets and stadium signage.

The above marketing initiatives highlight the Company's strong emphasis on brand building and commercial support, which has resulted in more than 300 billion global brand impressions from digital and traditional advertising and strong brand awareness. Allocating brand and advertising spend judiciously will continue to be the Company’s focus. Among the goals: placing end-user data and insights at the core of product commercialization, generating demand and brand loyalty through promotional support, in-market execution and salesforce effectiveness, evolving proven marketing programs that tie trusted global brands with societal purpose and tapping into technologies to build meaningful 1:1 experiences with customers, consumers, employees and shareholders in line with the Company’s mission and vision.
The SBD Operating Model
Over the past 15 years, the Company has successfully leveraged its proven and continually evolving operating model to focus the organization to target asset efficiency, above-market organic growth and expanding operating margins. In its first evolution, the Stanley Fulfillment System ("SFS") focused on streamlining operations, which helped reduce lead times, realize synergies during acquisition integrations, and mitigate material and energy price inflation. In 2015, the Company launched a refreshed and revitalized SFS operating system, entitled SFS 2.0, to drive from a more programmatic growth mentality to a true organic growth culture by more deeply embedding breakthrough innovation and commercial excellence into its businesses, and at the same time, becoming a significantly more digitally-enabled enterprise. The latest evolution occurred in 2020, when the Company launched the SBD Operating Model, which recognized the changing dynamics of the world in which the Company operates, including the acceleration of technological change, geopolitical instability and the changing nature of work.

At the center of the model is the concept of the interrelationship between people and technology. The remaining four categories are focused on: Innovation; Operations Excellence; Functional Excellence; and Extraordinary Customer Experience. Each of these elements co-exists synergistically with the others in a systems-based approach.

The Company has made a significant commitment to the SBD Operating Model and management believes that its success will be characterized by asset efficiency, organic revenue growth 2 to 3 times the market in the long-term as well as expanded adjusted operating margin rates over the next 3 to 5 years as the Company leverages the growth and pursues structural cost reductions.

Segments
The Company’s operations are classified into two reportable business segments: Tools & Outdoor and Industrial.
Tools & Outdoor
The Tools & Outdoor segment is comprised of the Power Tools Group ("PTG"), Hand Tools, Accessories & Storage ("HTAS"), and Outdoor Power Equipment ("Outdoor") businesses.
The PTG business includes both professional and consumer products. Professional products include professional grade corded and cordless electric power tools and equipment including drills, impact wrenches and drivers, grinders, saws, routers and sanders, as well as pneumatic tools and fasteners including nail guns, nails, staplers and staples, and concrete and masonry anchors. Consumer products include corded and cordless electric power tools sold primarily under the BLACK+DECKER® brand, and home products such as hand-held vacuums, paint tools and cleaning appliances.
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

The Outdoor business primarily sells corded and cordless electric lawn and garden products, including hedge trimmers, string trimmers, lawn mowers, pressure washers and related accessories, and gas powered lawn and garden products, including lawn tractors, zero turn ride on mowers, walk behind mowers, snow blowers, residential robotic mowers, utility terrain vehicles (UTVs), hand-held outdoor power equipment, garden tools, and parts and accessories to professionals and consumers under the DEWALT®, CUB CADET®, BLACK+DECKER®, CRAFTSMAN®, TROY-BILT®, and HUSTLER® brand names.
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
The Infrastructure business sells hydraulic tools and high quality, performance-driven heavy equipment attachment tools for off-highway applications.
RESULTS OF OPERATIONS
The Company’s results represent continuing operations and as a result of the divestitures of the Company’s CSS and MAS businesses, as described in further detail under the heading “Divestitures” in this Item 7 above, exclude the commercial electronic security, healthcare, and automatic doors businesses. These divestitures represent a single plan to exit the Security segment and are considered a strategic shift that will have a major effect on the Company's operations and financial results. Therefore, the operating results of these businesses have been classified as discontinued operations. The divestiture of the Oil & Gas business did not qualify for discontinued operations and therefore, its results are included in the Company's continuing operations within the Industrial segment for all periods presented through the date of sale in the third quarter of 2022.
Certain Items Impacting Earnings and Non-GAAP Financial Measures
The Company has provided a discussion of its results both inclusive and exclusive of acquisition-related and other charges. The results and measures, including gross profit, SG&A, Other, net, and segment profit (including Corporate Overhead), on a basis excluding acquisition-related and other charges, free cash flow, CFROI and organic growth are Non-GAAP financial measures. The Company considers the use of Non-GAAP financial measures relevant to aid analysis and understanding of the Company’s results and business trends aside from the material impact of these items and ensures appropriate comparability to operating results of prior periods. Supplemental Non-GAAP information should not be considered in isolation or as a substitute for the related GAAP financial measures. Non-GAAP financial measures presented herein may differ from similar measures used by other companies.

With the exception of forecasted free cash flow included in 2023 Outlook as discussed below, the Non-GAAP financial measures of gross profit, SG&A, Other, net, and segment profit (including Corporate Overhead), presented on a basis excluding acquisition-related and other charges, as well as free cash flow and organic growth are defined and reconciled to their most directly comparable GAAP financial measures below. Due to high variability and difficulty in predicting items that impact cash flow from operations, a reconciliation of forecasted free cash flow to its most directly comparable GAAP estimate has been omitted. The Company believes such a reconciliation would also imply a degree of precision that is inappropriate for this forward-looking measure.

The Company’s operating results at the consolidated level as discussed below include and exclude acquisition-related and other charges impacting gross profit, SG&A, and Other, net. The Company’s business segment results as discussed below include and exclude acquisition-related and other charges impacting gross profit and SG&A. The acquisition-related and other charges amounts for the year-to-date periods of 2022, 2021 and 2020 are as follows:

2022

		GAAP	Acquisition- Related Charges & Other	Non-GAAP
	Gross profit	$4,284.1	$127.4	$4,411.5
	Selling, general and administrative[1]	3,370.0	(180.3)	3,189.7
	Operating profit	914.1	307.7	1,221.8
	Earnings from continuing operations before income taxes and equity interest	37.9	642.2	680.1
	Income taxes on continuing operations	(132.4)	84.0	(48.4)
	Net Earnings from Continuing Operations Attributable to Common Shareowners - Diluted	165.5	558.2	723.7
	Diluted earnings per share of common stock - Continuing operations	$1.06	$3.56	$4.62
1	Includes provision for credit losses

The Acquisition-Related Charges and Other in the table above relate to the following:

•Charges reducing Gross profit primarily pertaining to inventory step-up charges;
•Charges in SG&A primarily related to integration-related costs and a voluntary retirement program;
•Other charges included in Earnings from continuing operations before income taxes and equity interest consisting of:
◦$16.9 million in Other, net primarily related to a voluntary retirement program and deal costs;
◦$8.4 million net loss relating to the sale of the Oil & Gas business;
◦$168.4 million asset impairment charge related to the Oil & Gas business; and
◦$140.8 million of restructuring charges primarily pertaining to severance and related costs; and
•Income taxes on continuing operations include the tax effect on the above net charges.

2021

		GAAP	Acquisition- Related Charges & Other	Non-GAAP
	Gross profit	$5,092.2	$39.0	$5,131.2
	Selling, general and administrative[1]	3,193.1	(183.6)	3,009.5
	Operating profit	1,899.1	222.6	2,121.7
	Earnings from continuing operations before income taxes and equity interest	1,586.9	193.9	1,780.8
	Income taxes on continuing operations	55.1	64.1	119.2
	Share of net earnings of equity method investment	19.0	11.2	30.2
	Net Earnings from Continuing Operations Attributable to Common Shareowners - Diluted	1,539.6	141.0	1,680.6
	Diluted earnings per share of common stock - Continuing operations	$9.33	$0.85	$10.18
1	Includes provision for credit losses

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
◦$24.2 million in Other, net primarily related to deal transaction costs;
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

2020

		GAAP	Acquisition- Related Charges & Other	Non-GAAP
	Gross profit	$4,318.1	$59.0	$4,377.1
	Selling, general and administrative[1]	2,579.3	(114.8)	2,464.5
	Operating profit	1,738.8	173.8	1,912.6
	Earnings from continuing operations before income taxes and equity interest	1,183.7	313.5	1,497.2
	Income taxes on continuing operations	38.0	189.6	227.6
	Share of net earnings of equity method investment	9.1	9.8	18.9
	Net Earnings from Continuing Operations Attributable to Common Shareowners - Diluted	1,131.5	145.8	1,277.3
	Diluted earnings per share of common stock - Continuing operations	$6.97	$0.82	$7.79
1	Includes provision for credit losses

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
•Other charges included in Earnings from continuing operations before income taxes and equity interest consisting of:
◦$5.8 million in Other, net primarily related to a cost reduction program, loss on interest rate swaps in connection with the extinguishment of debt, and deal transactions costs, partially offset by a release of a contingent consideration liability relating to the CAM acquisition;
◦$13.5 million net loss pertaining to divested businesses;
◦$73.5 million of restructuring charges pertaining to severance and facility closures; and
◦$46.9 million charge related to a loss on the extinguishment of debt;
•Income taxes on continuing operations include the tax effect on the above net charges, as well as a one-time tax benefit of $118.8 million associated with a supply chain reorganization; and
•An after-tax, pre-acquisition charge related to the Company's share of MTD's net earnings related primarily to restructuring charges.

Below is a summary of the Company’s operating results at the consolidated level, followed by an overview of business segment performance. Organic growth is utilized to describe the Company's results excluding the impacts of foreign currency fluctuations, acquisitions during their initial 12 months of ownership, and divestitures.
Consolidated Results

Net Sales: Net sales were $16.947 billion in 2022 compared to $15.281 billion in 2021, representing an increase of 11% driven by a 7% increase in price and a 17% increase from acquisitions, partially offset by a 10% decrease in volume and a 3% decrease from foreign currency. Tools & Outdoor net sales increased 13% compared to 2021 due to a 7% increase in price and a 21% increase from acquisitions, partially offset by a 12% decrease in volume and a 3% decrease from foreign currency. Industrial net sales increased 2% compared to 2021 primarily due to a 1% increase in volume and an 8% increase in price, partially offset by a 5% decrease from foreign currency and a 2% decrease from the Oil & Gas divestiture.

Net sales were $15.281 billion in 2021 compared to $12.750 billion in 2020, representing an increase of 20% with organic growth of 17%, driven by a 14% increase in volume and 3% increase in price, 2% increases from both acquisitions and foreign currency, partially offset by a 1% decrease from divestitures. Tools & Storage net sales increased 24% compared to 2020 due to a 17% increase in volume, a 3% increase in price and 2% increases from both acquisitions and foreign currency. Industrial net sales increased 5% compared to 2020 primarily due to a 2% increase in volume, a 1% increase in price, and 1% increases from both acquisitions and foreign currency.

Gross Profit: The Company reported gross profit of $4.284 billion, or 25.3% of net sales, in 2022 compared to $5.092 billion, or 33.3% of net sales, in 2021. Acquisition-related and other charges, which reduced gross profit, were $127.4 million in 2022 and $39.0 million in 2021. Excluding these charges, gross profit was 26.0% of net sales in 2022 compared to 33.6% in 2021, as price realization was more than offset by commodity inflation, higher supply chain costs, including the impact of planned production curtailments, and lower volume.

The Company reported gross profit of $5.092 billion, or 33.3% of net sales, in 2021 compared to $4.318 billion, or 33.9% of net sales, in 2020. Acquisition-related and other charges, which reduced gross profit, were $39.0 million in 2021 and $59.0 million in 2020. Excluding these charges, gross profit was 33.6% of net sales in 2021 compared to 34.3% in 2020, as higher volume, productivity, price realization, and mix benefits from innovation were more than offset primarily by commodity inflation and higher supply chain costs to serve demand.

SG&A Expenses: Selling, general and administrative expenses, inclusive of the provision for credit losses, were $3.370 billion, or 19.9% of net sales, in 2022 compared to $3.193 billion, or 20.9% of net sales, in 2021. Within SG&A, acquisition-related and other charges totaled $180.3 million in 2022 and $183.6 million in 2021. Excluding these charges, SG&A was 18.8% of net sales in 2022 compared to 19.7% in 2021 due to the successful implementation of cost control actions.

SG&A expenses were $3.193 billion, or 20.9% of net sales, in 2021 compared to $2.579 billion, or 20.2% of net sales, in 2020. Within SG&A, acquisition-related and other charges totaled $183.6 million in 2021 and $114.8 million in 2020. Excluding these charges, SG&A was 19.7% of net sales in 2021 compared to 19.3% in 2020, reflecting growth investments deployed across the businesses in 2021.

Distribution center costs (i.e. warehousing and fulfillment facility and associated labor costs) are classified within SG&A. This classification may differ from other companies who may report such expenses within cost of sales. Due to diversity in practice, to the extent the classification of these distribution costs differs from other companies, the Company’s gross margins may not be comparable. Such distribution costs classified in SG&A amounted to $498.7 million, $416.1 million and $346.9 million in 2022, 2021, and 2020, respectively.

Other, net: Other, net totaled $274.8 million, $189.5 million, and $215.7 million in 2022, 2021, and 2020, respectively. Excluding acquisition-related and other charges, Other, net totaled $257.9 million, $165.3 million, and $209.9 million in 2022, 2021, and 2020, respectively. The increase in 2022 was primarily due to higher intangible asset amortization due to the MTD and Excel acquisitions and appreciation of investments in 2021. The year-over-year decrease in 2021 was primarily due to appreciation of investments.

Loss on Sales of Businesses: During 2022, the Company reported an $8.4 million net loss primarily related to the divestiture of the Oil & Gas business. During 2021, the Company reported a $0.6 million net loss on divestitures. During 2020, the Company reported a $13.5 million net loss primarily relating to the sale of a product line within Oil & Gas.

Gain on equity method investment: Upon the acquisition of MTD in the fourth quarter of 2021, the Company recognized a $68.0 million gain on its previously held equity method investment. Refer to Note E, Acquisitions and Investments, for further discussion.

Asset Impairment Charge: During 2022, the Company recorded an impairment loss of $168.4 million related to the Oil & Gas business. Refer to Footnote T, Divestitures, for additional information on the divestiture of the Oil & Gas business.

Loss on Debt Extinguishment: During the fourth quarter of 2020, the Company extinguished $1.154 billion of its notes payable and recognized a $46.9 million loss primarily due to a make-whole premium payment.

Interest, net: Net interest expense in 2022 was $283.8 million compared to $175.6 million in 2021 and $205.2 million in 2020. The 2022 increase was primarily driven by higher U.S. interest rates and higher average balances relating to the Company's commercial paper borrowings, as well as the $1.0 billion issuance of debt in the first quarter of 2022, partially offset by higher interest income due to an increase in rates. The decrease in 2021 compared to 2020 was primarily driven by lower U.S. interest rates on commercial paper borrowings and lower interest expense related to the extinguishment of notes payable in the fourth quarter of 2020, partially offset by lower interest income due to a decline in rates.

Income Taxes: The Company's effective tax rate on continuing operations was (349.3)% in 2022, 3.5% in 2021, and 3.2% in 2020. Excluding the impact of acquisition-related and other charges, the effective tax rate in 2022 on continuing operations was (7.1)%. This effective tax rate differs from the U.S. statutory tax rate primarily due to the continued reorganization of the supply chain, tax on foreign earnings at tax rates different than the U.S. tax rate, and the recognition of previously unrecognized foreign deferred tax assets, offset by U.S. tax on foreign earnings and the remeasurement of uncertain tax position reserves.

Excluding the impact of acquisition-related and other charges, the effective tax rate on continuing operations in 2021 was 6.7%. This effective tax rate differs from the U.S. statutory tax rate primarily due to a benefit associated with the Company's supply chain reorganization, tax on foreign earnings, the remeasurement of uncertain tax position reserves, the remeasurement of deferred tax assets and liabilities due to foreign corporate income tax rate changes, and the tax benefit of equity-based compensation.

Excluding the one-time tax benefit of $118.8 million recorded in 2020 to reverse a deferred tax liability previously established related to certain unremitted earnings of foreign subsidiaries not permanently reinvested as a result of initiating a supply chain reorganization and the impact of acquisition-related and other charges, the effective tax rate on continuing operations in 2020 was 15.2%. This effective tax rate differs from the U.S. statutory tax rate primarily due to tax on foreign earnings at tax rates different than the U.S. rate, the remeasurement of uncertain tax position reserves, the tax benefit of equity compensation, and tax benefits arising from an increase in deferred tax assets associated with the Company’s supply chain reorganization and partial realignment of the Company's legal structure.

Business Segment Results
The Company’s reportable segments represent businesses that have similar products, services and end markets, among other factors. The Company utilizes segment profit which is defined as net sales minus cost of sales and SG&A inclusive of the provision for credit losses (aside from corporate overhead expense), and segment profit as a percentage of net sales to assess the profitability of each segment.
The Company’s operations are classified into two reportable business segments: Tools & Outdoor and Industrial.
Tools & Outdoor:

(Millions of Dollars)	2022	2021	2020
Net sales	$14,424	$12,817	$10,330
Segment profit	$972	$1,985	$1,820
% of Net sales	6.7%	15.5%	17.6%
Tools & Outdoor net sales increased $1.606 billion, or 13%, in 2022 compared to 2021 due to a 7% increase in price and a 21% increase from acquisitions, partially offset by a 12% decrease in volume and a 3% decrease from foreign currency. The overall 5% organic decline was a result of lower consumer and DIY market demand. Organic revenue in emerging markets increased 1% and declined in both Europe and North America by 6%.

Segment profit amounted to $971.9 million, or 6.7% of net sales, in 2022 compared to $1,985.4 million, or 15.5% of net sales, in 2021. Excluding acquisition-related and other charges of $235.4 million and $178.4 million in 2022 and 2021, respectively, segment profit amounted to 8.4% of net sales in 2022 compared to 16.9% in 2021, as the benefit from price realization was more than offset by commodity inflation, higher supply chain costs, production curtailment costs and lower volume.

Tools & Outdoor net sales increased $2.488 billion, or 24%, in 2021 compared to 2020 due to a 17% increase in volume, a 3% increase in price and 2% increases from both acquisitions and foreign currency. The 20% organic growth was driven by stronger volumes due to the consumer reconnection with the home and garden, e-commerce and strong professional demand as well as price.

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
Industrial:

(Millions of Dollars)	2022	2021	2020
Net sales	$2,523	$2,463	$2,353
Segment profit	$236	$257	$221
% of Net sales	9.4%	10.4%	9.4%
Industrial net sales increased $60.3 million, or 2%, in 2022 compared to 2021, due to a 1% increase in volume and an 8% increase in price, partially offset by a 5% decrease from foreign currency and a 2% decrease from the Oil & Gas divestiture. Engineered Fastening organic revenues increased 7% driven by growth in the aerospace, automotive, and industrial markets.

Infrastructure organic revenues were up 14% with Attachment Tools providing 17% growth, which was partially offset by an organic decline in Oil & Gas, prior to its divestiture.

Segment profit totaled $236.2 million, or 9.4% of net sales, in 2022 compared to $256.6 million, or 10.4% of net sales, in 2021. Excluding acquisition-related and other charges of $7.8 million and $13.1 million in 2022 and 2021, respectively, segment profit amounted to 9.7% of net sales in 2022 compared to 10.9% in 2021, as volume growth and price realization were more than offset by commodity inflation, higher supply chain costs and adverse mix.

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

Segment profit totaled $256.6 million, or 10.4% of net sales, in 2021 compared to $220.6 million, or 9.4% of net sales, in 2020. Excluding acquisition-related and other charges of $13.1 million and $67.1 million in 2021 and 2020, respectively, segment profit amounted to 10.9% of net sales in 2021 compared to 12.2% in 2020, as volume, price and productivity were more than offset by commodity inflation, growth investments and unfavorable mix.

Corporate Overhead & Other

Corporate Overhead & Other includes the results of the commercial electronic security business in five countries in Europe and emerging markets through its disposition in the fourth quarter of 2020 as well as the corporate overhead element of SG&A, which is not allocated to the business segments. Corporate Overhead & Other amounted to $294.0 million, $342.9 million, and $302.1 million in 2022, 2021 and 2020, respectively. Excluding acquisition-related and other charges, Corporate Overhead & Other was $229.5 million, $311.8 million and $241.8 million in 2022, 2021, and 2020, respectively. The year-over-year decrease in 2022 compared to 2021 was primarily due to lower employee-related costs. The year-over-year increase in 2021 compared to 2020 was driven by functional investments.

RESTRUCTURING ACTIVITIES
A summary of the restructuring reserve activity from January 1, 2022 to December 31, 2022 is as follows:

(Millions of Dollars)	January 1, 2022	Net Additions	Usage	Currency	December 31, 2022
Severance and related costs	$28.2	$125.9	$(98.7)	$1.6	$57.0
Facility closures and asset impairments	3.5	14.9	(13.2)	0.1	5.3
Total	$31.7	$140.8	$(111.9)	$1.7	$62.3

During 2022, the Company recognized net restructuring charges of $141 million, primarily related to severance and related costs. The Company expects to achieve annual net cost savings of approximately $300 million by the end of 2023 related to the restructuring costs incurred during 2022. The majority of the $62 million of reserves remaining as of December 31, 2022 is expected to be utilized within the next twelve months.

During 2021, the Company recognized net restructuring charges of $15 million, primarily related to facility closures and asset impairments. The Company estimates that these actions resulted in net cost savings of approximately $24 million in 2022.

During 2020, the Company recognized net restructuring charges of $74 million, primarily related to severance costs associated with a cost reduction program announced in the second quarter of 2020. The Company estimates that these actions resulted in annual net cost savings of approximately $125 million in 2021.

Segments: The $141 million of net restructuring charges in 2022 includes: $81 million pertaining to the Tools & Outdoor segment; $26 million pertaining to the Industrial segment; and $34 million pertaining to Corporate.

The anticipated annual net cost savings of approximately $300 million related to the 2022 restructuring actions include: $184 million in the Tools & Outdoor segment; $36 million in the Industrial segment; and $80 million in Corporate.

2023 OUTLOOK

This outlook discussion is intended to provide broad insight into the Company's near-term earnings and cash flow generation prospects. The Company expects 2023 diluted earnings per share to approximate ($1.65) to $0.85 on a GAAP basis ($0.00 to $2.00 excluding acquisition-related and other charges). The band reflects the wider range of 2023 demand possibilities and destocking scenarios with an earnings per share loss expected in the first half of 2023 as the Company prioritizes free cash flow generation. Free cash flow is expected to approximate $0.5 billion to $1.0 billion, significantly ahead of net income, as the Company focuses on serving its customers while leveraging the SBD Operating Model to drive working capital efficiency.

The difference between 2023 diluted earnings per share outlook and the diluted earnings per share range, excluding charges, is approximately $1.15 to $1.65, consisting of acquisition-related charges and other charges primarily due to supply chain transformation under the Global Cost Reduction Program.

FINANCIAL CONDITION
Liquidity, Sources and Uses of Capital: The Company’s primary sources of liquidity are cash flows generated from operations and available lines of credit under various credit facilities.

Operating Activities: Cash flows used in operations were $1.460 billion in 2022 compared to cash provided by operations of $663.1 million in 2021. The year-over-year decrease was mainly attributable to lower accounts payable balances, lower earnings from continuing operations, and higher inventory balances. During the second half of 2020 and during 2021, the Company experienced higher than historical customer demand and increased supply chain constraints, resulting in historically high inventory levels. As consumer and DIY demand softened in the second quarter of 2022, the Company’s inventory levels peaked in the first half of the year. As previously discussed, the Company is focused on reducing inventory levels as evidenced by a decline of $775 million during the second half of 2022.

In 2021, cash flows provided by operations were $663.1 million compared to $2.022 billion in 2020. The year-over-year decrease was mainly attributable to higher inventory levels to meet anticipated demand within the Tools & Outdoor segment, coupled with longer lead times related to the challenged global supply chain.

Free Cash Flow and CFROI: Free cash flow, as defined in the table below, was an outflow of $1.990 billion in 2022 compared to inflows of $144 million and $1.674 billion in 2021 and 2020, respectively. The decrease in free cash flow in 2022 was primarily due to the same factors discussed above in operating activities. The Company has implemented significant actions throughout 2022 to further reduce inventory and working capital, and support strong free cash flow generation in 2023. CFROI, one of the Company's long-term financial measures, is computed as cash from operations plus after-tax interest expense, divided by the two-point average of debt and equity. Management considers free cash flow and CFROI important indicators of its liquidity and capital efficiency, as well as its ability to fund future growth and provide dividends to shareowners, and is useful information for investors. Free cash flow and cash from operations used in CFROI do not include deductions for mandatory debt service, other borrowing activity, discretionary dividends on the Company’s common and preferred stock and business acquisitions, among other items.

(Millions of Dollars)	2022	2021	2020
Net cash (used in) provided by operating activities	$(1,460)	$663	$2,022
Less: capital and software expenditures	(530)	(519)	(348)
Free cash flow	$(1,990)	$144	$1,674
Investing Activities: Cash flows provided by investing activities totaled $3.573 billion in 2022 primarily due to proceeds from the Security and Oil & Gas divestitures, net of cash sold, of $4.147 billion, partially offset by capital and software expenditures of $530 million.

Cash flows used in investing activities in 2021 totaled $2.624 billion, driven by business acquisitions of $2.044 billion, net of cash acquired, primarily related to the MTD and Excel acquisitions, and capital and software expenditures of $519 million.

Cash flows used in investing activities in 2020 totaled $1.577 billion, driven by business acquisitions of $1.324 billion, net of cash acquired, primarily related to the CAM acquisition, and capital and software expenditures of $348 million.

Financing Activities: Cash flows used in financing activities totaled $1.971 billion in 2022 primarily driven by share repurchases of $2.323 billion, credit facility repayments of $2.5 billion, the redemption and conversion of preferred stock for $750 million, cash dividend payments on common stock of $466 million, and net repayments of short-term commercial paper borrowings of $138 million, partially offset by $2.5 billion from credit facility borrowings, net proceeds from debt issuances of $993 million and proceeds from the issuance of remarketed Series D Preferred Stock of $750 million.

Cash flows provided by financing activities totaled $919 million in 2021 primarily driven by net short-term commercial paper borrowings of $2.225 billion and $131 million of proceeds from issuances of common stock, partially offset by the redemption and conversion of preferred stock for $750 million, cash dividend payments on common stock of $475 million, and $75 million related to the termination of interest rate swaps.

Cash flows provided by financing activities totaled $616 million in 2020 primarily driven by net proceeds from debt issuances of $2.223 billion, proceeds from the issuance of the remarketed Series C Preferred Stock of $750 million and $147 million of proceeds from issuances of common stock, partially offset by payments on long-term debt of $1.154 billion, cash dividend payments of $432 million, net repayments of short-term commercial paper borrowings of $343 million, and a $250 million Craftsman deferred purchase price payment.

Fluctuations in foreign currency rates negatively impacted cash by $32 million and $62 million in 2022 and 2021, respectively, due to the strengthening of the U.S. Dollar against other currencies. Fluctuations in foreign currency rates positively impacted cash by $23 million in 2020 due to the weakening of the U.S. dollar against other currencies.

Refer to Note H, Long-Term Debt and Financing Arrangements, and Note J, Capital Stock, for further discussion regarding the Company's debt and equity arrangements.
Credit Ratings and Liquidity:
The Company maintains strong investment grade credit ratings from the major U.S. rating agencies on its senior unsecured debt (S&P A, Fitch BBB+, Moody's Baa2), as well as its commercial paper program (S&P A-1, Fitch F2, Moody's P-2). Standard & Poor's, Moody's Corporation ("Moody's") and Fitch changed the Company's outlook from "stable" to "negative" during 2022 and Moody’s downgraded the Company's senior unsecured debt credit rating to Baa2 from the previous rating of Baa1 in the fourth quarter of 2022. In February 2023, Fitch downgraded the Company's senior unsecured debt credit rating to BBB+ from the previous rating of A-. Failure to maintain strong investment grade rating levels could adversely affect the Company’s cost of funds, liquidity and access to capital markets, but would not have an adverse effect on the Company’s ability to access its existing committed credit facilities.

Cash and cash equivalents totaled $396 million as of December 31, 2022, which was primarily held in foreign jurisdictions. As of January 1, 2022, cash and cash equivalents totaled $142 million, which was primarily held in the U.S.

As a result of the Tax Cuts and Jobs Act ("Act"), the Company's tax liability related to the one-time transition tax associated with unremitted foreign earnings and profits totaled $242 million at December 31, 2022. The Act permits a U.S. company to elect to pay the net tax liability interest-free over a period of up to eight years. See the Contractual Obligations table below for the estimated amounts due by period. The Company has considered the implications of paying the required one-time transition tax, and believes it will not have a material impact on its liquidity.

The Company has a $3.5 billion commercial paper program which includes Euro denominated borrowings in addition to U.S. Dollars. As of December 31, 2022 and January 1, 2022, the Company had commercial paper borrowings outstanding of $2.1 billion and $2.2 billion, respectively.

The Company has a five-year $2.5 billion committed credit facility (the “5-Year Credit Agreement”). Borrowings under the 5-Year Credit Agreement may be made in U.S. Dollars, Euros or Pounds Sterling. A sub-limit amount of $814.3 million is designated for swing line advances which may be drawn in Euros pursuant to the terms of the 5-Year Credit Agreement. Borrowings bear interest at a floating rate plus an applicable margin dependent upon the denomination of the borrowing and specific terms of the 5-Year Credit Agreement. The Company must repay all advances under the 5-Year Credit Agreement by the earlier of September 8, 2026 or upon termination. The 5-Year Credit Agreement is designated to be a liquidity back-stop for the Company's $3.5 billion U.S. Dollar and Euro commercial paper program. As of December 31, 2022, and January 1, 2022, the Company had not drawn on its five-year committed credit facility.

In September 2022, the Company terminated its 364-Day $1.0 billion committed credit facility (the "364-Day Credit Agreement"), dated September 2021. There were no outstanding borrowings under the 364-Day Credit Agreement upon termination and as of January 1, 2022. Contemporaneously, the Company entered into a $1.5 billion syndicated 364-Day Credit Agreement (the “Syndicated 364-Day Credit Agreement”) which is a revolving credit loan. Borrowings under the Syndicated 364-Day Credit Agreement may be made in U.S. Dollars or Euros and bear interest at a floating rate plus an applicable margin dependent upon the denomination of the borrowing and pursuant to the terms of the Syndicated 364-Day Credit Agreement. The Company must repay all advances under the Syndicated 364-Day Credit Agreement by the earlier of September 6, 2023 or upon termination. The Company may, however, convert all advances outstanding upon termination into a term loan that shall be repaid in full no later than the first anniversary of the termination date provided that the Company, among other things, pays a fee to the administrative agent for the account of each lender. The Syndicated 364-Day Credit Agreement serves as part of the liquidity back-stop for the Company’s $3.5 billion U.S. Dollar and Euro commercial paper program. As of December 31, 2022, the Company had not drawn on its Syndicated 364-Day Credit Agreement.
In September 2022, the Company terminated its second 364-Day $1.0 billion committed credit facility (the "Second 364-Day Credit Agreement"), dated November 2021, and replaced it with a $0.5 billion revolving credit loan (the "Club 364-Day Credit Agreement"). There were no outstanding borrowings under the Second 364-Day Credit Agreement upon termination and as of January 1, 2022. Borrowings under the Club 364-Day Credit Agreement may be made in U.S. Dollars and Euros and bear interest at a floating rate plus an applicable margin dependent upon the denomination of the borrowing and pursuant to the terms of the Club 364-Day Credit Agreement. The Company must repay all advances under the Club 364-Day Credit Agreement by the earlier of September 6, 2023 or upon termination. The Company may, however, convert all advances outstanding upon termination into a term loan that shall be repaid in full no later than the first anniversary of the termination date provided that the Company, among other things, pays a fee to the administrative agent for the account of each lender. As of December 31, 2022, the Company had not drawn on its Club 364-Day Credit Agreement.
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
In addition, the Company has other short-term lines of credit that are primarily uncommitted, with numerous banks, aggregating $282 million, of which approximately $192 million was available at December 31, 2022. The $90 million of the short-term credit lines was utilized primarily pertaining to outstanding letters of credit for which there are no required or reported debt balances. Short-term arrangements are reviewed annually for renewal.

At December 31, 2022, the aggregate amount of short-term and long-term committed and uncommitted lines of credit was approximately $4.8 billion. In addition, at December 31, 2022, $2.1 billion was recorded as short-term commercial paper borrowings. The weighted-average interest rates on U.S. dollar denominated short-term borrowings for the years ended December 31, 2022 and January 1, 2022 were 2.3% and 0.1%, respectively. The weighted-average interest rate on Euro denominated short-term borrowings for the year ended January 1, 2022 was negative 0.5%. For the year ended December 31, 2022, the Company had not drawn on its Euro denominated short-term borrowings.
The Company has an interest coverage covenant that must be maintained to permit continued access to its committed credit facilities described above. The interest coverage ratio tested for covenant compliance compares adjusted Earnings Before Interest, Taxes, Depreciation and Amortization to adjusted Interest Expense ("Adjusted EBITDA"/"Adjusted Interest Expense"). In February 2023, the Company entered into amendments to its 5-Year Credit Agreement, Syndicated 364-Day Credit Agreement, and Club 364-Day Credit Agreement to: (a) amend the definition of Adjusted EBITDA to allow for additional adjustment addbacks, not to exceed $500 million in the aggregate, for amounts incurred during each four fiscal quarter period beginning with the period ending in the third quarter of 2023 through the period ending in the second quarter of 2024, and (b) amend the minimum interest coverage ratio from 3.5 times to not less than 1.5 to 1.0 times computed quarterly, on a rolling twelve months (last twelve months) basis, for the period from and including the third quarter of 2023 through the second quarter of 2024. The minimum interest coverage ratio will revert back to 3.5 times for periods after the second quarter of 2024.
In February 2022, the Company issued $500.0 million of senior unsecured term notes maturing February 24, 2025 ("2025 Term Notes") and $500.0 million of senior unsecured term notes maturing May 15, 2032 (“2032 Term Notes”). The 2025 Term Notes will accrue interest at a fixed rate of 2.3% per annum and the 2032 Term Notes at a fixed rate of 3.0% per annum, with interest payable semi-annually in arrears, and rank equally in right of payment with all of the Company's existing and future unsecured unsubordinated debt. The Company received total net proceeds from this offering of approximately $993 million, net of approximately $7 million of underwriting expenses and other fees associated with the transaction. The Company used the net proceeds from the offering for general corporate purposes, including repayment of indebtedness under the commercial paper facilities.
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

In November 2022, the Company generated cash proceeds of $750 million from the successful remarketing of the Series D Preferred Stock (the "Remarketed Series D Preferred Stock"), as described more fully in Note J, Capital Stock. Upon completion of the remarketing, the holders of the 2019 Equity Units received 4,723,500 common shares and the Company issued 750,000 shares of Remarketed Series D Preferred Stock. Holders of the Remarketed Series D Preferred Stock were entitled to receive cumulative dividends, if declared by the Board of Directors, at an initial fixed rate equal to 7.5% per annum of the $1,000 per share liquidation preference (equivalent to $75.00 per annum per share). On November 15, 2022, the Company informed holders that it would redeem all outstanding shares of the Remarketed Series D Preferred Stock on December 22, 2022 (the “Redemption Date”) at $1,007.71 per share in cash, which was equal to 100% of the liquidation preference of a share of Remarketed Series D Preferred Stock, plus accumulated and unpaid dividends to, but excluding, the Redemption Date. In December 2022, the Company redeemed the Remarketed Series D Preferred Stock, paying $750 million in cash.

In March 2015, the Company entered into a forward share purchase contract with a financial institution counterparty for 3,645,510 shares of common stock. The contract obligates the Company to pay $350 million, plus an additional amount related to the forward component of the contract. In November 2022, the Company amended the settlement date to November 2024, or earlier at the Company's option.

Refer to Note H, Long-Term Debt and Financing Arrangements, and Note J, Capital Stock, for further discussion regarding the Company's debt and equity arrangements.

Contractual Obligations: The following table summarizes the Company’s significant contractual and other obligations that impact its liquidity:

Payments Due by Period
(Millions of Dollars)	Total	2023	2024-2025	2026-2027	Thereafter
Long-term debt (a)	$5,405	$1	$502	$552	$4,350
Interest payments on long-term debt (b)	3,228	192	373	327	2,336
Short-term borrowings	2,103	2,103	—	—	—
Lease obligations	490	116	165	107	102
Inventory purchase commitments (c)	771	765	6	—	—
Deferred compensation	25	1	1	1	22
Marketing commitments	82	45	30	7	—
Forward stock purchase contract (d)	350	—	350	—	—
Pension funding obligations (e)	37	37	—	—	—
U.S. income tax (f)	242	65	175	2	—
Supplier agreements (g)	339	142	187	10	—
Derivatives (h)	16	16	—	—	—
Total contractual cash obligations	$13,088	$3,483	$1,789	$1,006	$6,810

(a)Future payments on long-term debt encompass all payments related to aggregate debt maturities, excluding certain fair value adjustments included in long-term debt, as discussed further in Note H, Long-Term Debt and Financing Arrangements.
(b)Future interest payments on long-term debt reflect the applicable interest rate in effect at December 31, 2022.
(c)Inventory purchase commitments primarily consist of open purchase orders to purchase raw materials, components, and sourced products.
(d)In March 2015, the Company entered into a forward share purchase contract with a financial institution counterparty which obligates the Company to pay $350 million, plus an additional amount related to the forward component of the contract. In November 2022, the Company amended the settlement date to November 2024, or earlier at the Company's option. See Note J, Capital Stock, for further discussion.
(e)This amount principally represents contributions either required by regulations or laws or, with respect to unfunded plans, necessary to fund current benefits. The Company has not presented estimated pension and post-retirement funding beyond 2023 as funding can vary significantly from year to year based upon changes in the fair value of the plan assets, actuarial assumptions, and curtailment/settlement actions.
(f)Income tax liability for the one-time deemed repatriation tax on unremitted foreign earnings and profits.
(g)Supplier agreements with long-term minimum material purchase requirements and freight forwarding arrangements.
(h)Future cash flows on derivative instruments reflect the fair value and accrued interest as of December 31, 2022. The ultimate cash flows on these instruments will differ, perhaps significantly, based on applicable market interest and foreign currency rates at their maturity.

To the extent the Company can reliably determine when payments will occur, the related amounts will be included in the table above. However, due to the high degree of uncertainty regarding the timing of potential future cash flows associated with the contingent consideration liability related to the Craftsman acquisition and the unrecognized tax liabilities of $269 million and $552 million, respectively, at December 31, 2022, the Company is unable to make a reliable estimate of when (if at all) these amounts may be paid. Refer to Note M, Fair Value Measurements, and Note Q, Income Taxes, for further discussion.

Payments of the above contractual and other obligations (with the exception of payments related to debt principal, the forward stock purchase contract, and tax obligations) will typically generate a cash tax benefit such that the net cash outflow will be lower than the gross amounts summarized above.

Other Significant Commercial Commitments:

Amount of Commitment Expirations Per Period
(Millions of Dollars)	Total	2023	2024-2025	2026-2027	Thereafter
U.S. lines of credit	$4,500	$2,000	$—	$2,500	$—
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
Exposure to foreign currency risk results because the Company, through its global businesses, enters into transactions and makes investments denominated in multiple currencies. The Company’s predominant currency exposures are related to the Euro, Canadian Dollar, British Pound, Australian Dollar, Brazilian Real, Chinese Renminbi and the Taiwan Dollar. Certain cross-currency trade flows arising from both trade and affiliate sales and purchases are consolidated and netted prior to obtaining risk protection through the use of various derivative financial instruments which may include: purchased basket options, purchased options, collars, cross-currency swaps and currency forwards. The Company is thus able to capitalize on its global positioning by taking advantage of naturally offsetting exposures and portfolio efficiencies to reduce the cost of purchasing derivative protection. At times, the Company also enters into foreign exchange derivative contracts to reduce the earnings and cash flow impacts of non-functional currency denominated receivables and payables, primarily for affiliate transactions. Gains and losses from these hedging instruments offset the gains or losses on the underlying net exposures. Management determines the nature and extent of currency hedging activities, and in certain cases, may elect to allow certain currency exposures to remain un-hedged. The Company may also enter into cross-currency swaps and forward contracts to hedge the net investments in certain subsidiaries and better match the cash flows of operations to debt service requirements. Management estimates the foreign currency impact from its derivative financial instruments outstanding at the end of 2022 would have been an incremental pre-tax loss of approximately $32 million based on a hypothetical 10% adverse movement in all net derivative currency positions. The Company follows risk management policies in executing derivative financial instrument transactions, and does not use such instruments for speculative purposes. The Company generally does not hedge the translation of its non-U.S. dollar earnings in foreign subsidiaries, but may choose to do so in certain instances in future periods.
As mentioned above, the Company routinely has cross-border trade and affiliate flows that cause an impact on earnings from foreign exchange rate movements. The Company is also exposed to currency fluctuation volatility from the translation of foreign earnings into U.S. dollars and the economic impact of foreign currency volatility on monetary assets held in foreign currencies. It is more difficult to quantify the transactional effects from currency fluctuations than the translational effects. Aside from the use of derivative instruments, which may be used to mitigate some of the exposure, transactional effects can potentially be influenced by actions the Company may take. For example, if an exposure occurs from a European entity sourcing product from a U.S. supplier it may be possible to change to a European supplier. Management estimates the combined translational and transactional impact, on pre-tax earnings, of a 10% overall movement in exchange rates is approximately $244 million, or approximately $1.23 per diluted share. In 2022, translational and transactional foreign currency fluctuations negatively impacted pre-tax earnings from continuing operations by approximately $144 million, or approximately $0.73 per diluted share.
The Company’s exposure to interest rate risk results from its outstanding debt and derivative obligations, short-term investments, and derivative financial instruments employed in the management of its debt portfolio. The debt portfolio including both trade and affiliate debt, is managed to achieve capital structure targets and reduce the overall cost of borrowing by leveraging, as appropriate, a combination of fixed and floating rate debt as well as interest rate swaps, and cross-currency swaps.
The Company’s primary exposure to interest rate risk comes from its commercial paper program in which the pricing is partially based on short-term U.S. interest rates. At December 31, 2022, the impact of a hypothetical 10% increase in the interest rates associated with the Company’s outstanding commercial paper borrowings would have been an incremental pre-tax loss of approximately $10 million.
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
The Company has $95.6 million of liabilities as of December 31, 2022 pertaining to unfunded defined contribution plans for certain U.S. employees for which there is mark-to-market exposure.
The assets held by the Company’s defined benefit plans are exposed to fluctuations in the market value of securities, primarily global stocks and fixed-income securities. The Company employs diversified asset allocations to help mitigate this risk. The Company's investment strategy for pension assets focuses on a liability-matching approach with gradual de-risking taking place over a period of many years to effectively manage portfolio risk. The Company utilizes the current funded status to transition the portfolio toward investments that better match the duration and cash flow attributes of the underlying liabilities. In 2022, investment losses resulted in a decrease of $560 million to pension plan assets. In 2021 and 2020, investment returns on pension plan assets resulted in increases of $81 million and $280 million, respectively. The funded status percentage (total plan assets divided by total projected benefit obligation) of all global pension plans was 87% in both 2022 and 2021 and 80% in 2020. The overall funded position remained consistent in 2022 compared to 2021 as the actual investment losses on pension plan assets during the year were offset by decreases in the benefit plan obligations primarily driven by increases in the discount rate. These factors will both negatively impact net periodic benefit expense in 2023. The Company expects funding obligations on its defined benefit plans to be approximately $37 million in 2023. Management has worked to minimize this exposure by freezing and terminating defined benefit plans where appropriate. Refer to Note L, Employee Benefit Plans, for further discussion regarding the Company's pension plans.
The Company has access to financial resources and borrowing capabilities around the world. There are no instruments within the debt structure that would accelerate payment requirements solely due to a change in credit rating.
The Company’s existing credit facilities and sources of liquidity, including expected operating cash flows, are considered more than adequate to conduct business as normal. The Company believes that its strong financial position, expected operating cash flows, committed long-term credit facilities and borrowing capacity, and ability to access equity markets, provide the financial flexibility necessary to continue its record of annual dividend payments, to invest in the routine needs of its businesses, and to fund other initiatives encompassed by its business strategy and maintain its strong investment grade credit ratings.
OTHER MATTERS
Employee Stock Ownership Plan ("ESOP") — As detailed in Note L, Employee Benefit Plans, the Company has an ESOP under which the ongoing U.S. Core and 401(k) defined contribution plans have been funded. Overall ESOP expense was affected by the market value of the Company’s stock on the monthly dates when shares were released, among other factors. The Company’s net ESOP activity resulted in expense of $61.1 million, $59.1 million, and $4.4 million in 2022, 2021 and 2020, respectively. U.S. defined contribution retirement plan expense increased in 2021 as all remaining unallocated shares in the ESOP were released in the first quarter of 2020. In addition, employer contributions to the plan were suspended for the last three quarters of 2020.
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
GOODWILL AND INTANGIBLE ASSETS — The Company acquires businesses in purchase transactions that result in the recognition of goodwill and intangible assets. The determination of the value of intangible assets requires management to make estimates and assumptions. In accordance with Accounting Standards Codification ("ASC") 350-20, Goodwill, acquired goodwill and indefinite-lived intangible assets are not amortized but are subject to impairment testing at least annually or when an event occurs or circumstances change that indicate it is more likely than not an impairment exists. Definite-lived intangible assets are amortized and are tested for impairment when an event occurs or circumstances change that indicate it is more likely than not that an impairment exists. Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. At December 31, 2022, the Company reported $8.503 billion of goodwill, $2.516 billion of indefinite-lived trade names and $1.959 billion of net definite-lived intangibles.
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
As required by the Company’s policy, goodwill was tested for impairment in the third quarter of 2022. In accordance with Accounting Standards Update ("ASU") 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment, companies are permitted to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test. Impairment tests are completed separately with respect to the goodwill of each of the Company’s reporting units. For its annual impairment testing performed in the third quarter of 2022, the Company applied a quantitative test for all of its reporting units using a discounted cash flow valuation model. Based on the results of the Company’s annual impairment testing, it was determined that the fair value of each of its reporting units is in excess of its carrying amount.
With respect to the quantitative tests, the key assumptions applied to the cash flow projections were discount rates, which ranged from 9.5% to 10.0%, near-term revenue growth rates over the next six years, which represented cumulative annual growth rates ranging from approximately 5% to 6%, and perpetual growth rates of 3%. These assumptions contemplated business, market and overall economic conditions. Based on the results of this testing, the Company determined that the fair value for each of the reporting units exceeded its carrying amount in excess of 25%. Furthermore, management performed sensitivity analyses on the estimated fair values from the discounted cash flow valuation models utilizing more conservative assumptions that reflect reasonably likely future changes in the discount rate and perpetual growth rate. The discount rate was increased by 100 basis points with no impairment indicated. The perpetual growth rate was decreased by 150 basis points with no impairment indicated.
The Company also tested its indefinite-lived trade names for impairment during the third quarter of 2022 utilizing a discounted cash flow model. The key assumptions used included discount rates, royalty rates, and perpetual growth rates applied to the projected sales. The Company determined that the fair values of its indefinite-lived trade names exceeded their respective carrying amounts.
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
DEFINED BENEFIT OBLIGATIONS — The valuation of pension and other postretirement benefits costs and obligations is dependent on various assumptions. These assumptions, which are updated annually, include discount rates, expected return on plan assets, future salary increase rates, and health care cost trend rates. The Company considers current market conditions, including interest rates, to establish these assumptions. Discount rates are developed considering the yields available on high-quality fixed income investments with maturities corresponding to the duration of the related benefit obligations. The Company’s weighted-average discount rates used to determine benefit obligations at December 31, 2022 for the United States and international pension plans were 5.36% and 4.70%, respectively. The Company’s weighted-average discount rates used to determine benefit obligations at January 1, 2022 for the United States and international pension plans were 2.80% and 1.78%, respectively. As discussed further in Note L, Employee Benefit Plans, the Company develops the expected return on plan assets considering various factors, which include its targeted asset allocation percentages, historic returns, and expected future returns. The Company’s expected rate of return assumptions for the United States and international pension plans were 4.69% and 3.41%, respectively, at December 31, 2022. The Company will use a 6.03% weighted-average expected rate of return assumption to determine the 2023 net periodic benefit cost. A 25 basis point reduction in the expected rate of return assumption would increase 2023 net periodic benefit cost by approximately $4 million on a pre-tax basis.
The Company believes that the assumptions used are appropriate; however, differences in actual experience or changes in the assumptions may materially affect the Company’s financial position or results of operations. To the extent that actual (newly measured) results differ from the actuarial assumptions, the difference is recognized in accumulated other comprehensive loss, and, if in excess of a specified corridor, amortized over future periods. The expected return on plan assets is determined using the expected rate of return and the fair value of plan assets. Accordingly, market fluctuations in the fair value of plan assets can affect the net periodic benefit cost in the following year. The projected benefit obligation for defined benefit plans exceeded the fair value of plan assets by $307 million at December 31, 2022. A 25 basis point reduction in the discount rate would have increased the projected benefit obligation by approximately $50 million at December 31, 2022. The primary Black & Decker U.S. pension and post employment benefit plans were curtailed in late 2010, as well as the only material Black & Decker international plan, and in their place the Company implemented defined contribution benefit plans. The vast majority of the projected benefit obligation pertains to plans that have been frozen; the remaining defined benefit plans that are not frozen are predominantly small domestic union plans and those that are statutorily mandated in certain international jurisdictions. The Company recognized approximately $1 million of defined benefit plan expense in 2022, which may fluctuate in future years depending upon various factors including future discount rates and actual returns on plan assets.
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
As of December 31, 2022, the Company had reserves of $129 million for remediation activities associated with Company-owned properties as well as for Superfund sites, for losses that are probable and estimable. The range of environmental remediation costs that is reasonably possible is $59 million to $220 million which is subject to change in the near term. The Company may be liable for environmental remediation of sites it no longer owns. Liabilities have been recorded on those sites in accordance with this policy.
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

CAUTIONARY STATEMENTS UNDER THE PRIVATE SECURITIES LITIGATION
REFORM ACT OF 1995
This document contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections or guidance of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include, among others, the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “anticipate” or any other similar words.
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
Important factors that could cause the Company's actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in its forward-looking statements include, among others, the following: (i) successfully developing, marketing and achieving sales from new products and services and the continued acceptance of current products and services; (ii) macroeconomic factors, including global and regional business conditions (such as Brexit), commodity prices, inflation and deflation, and currency exchange rates; (iii) laws, regulations and governmental policies affecting the Company's activities in the countries where it does business, including those related to tariffs, taxation, data privacy, anti-bribery, anti-corruption, government contracts and trade controls such as section 301 tariffs and section 232 steel and aluminum tariffs; (iv) the economic, political, cultural and legal environment of emerging markets, particularly Latin America, Russia, China and Turkey; (v) realizing the anticipated benefits of mergers, acquisitions, joint ventures, strategic alliances or divestitures, including the divestitures of the Security and Oil & Gas businesses; (vi) pricing pressure and other changes within competitive markets; (vii) availability and price of raw materials, component parts, freight, energy, labor and sourced finished goods; (viii) the impact the tightened credit markets and any discontinuation, reform or replacement of LIBOR and other benchmark rates may have on the Company or its customers or suppliers; (ix) the extent to which the Company has to write off accounts receivable or assets or experiences supply chain disruptions in connection with bankruptcy filings by customers or suppliers; (x) the Company's ability to identify and effectively execute productivity improvements and cost reductions; (xi) potential business and distribution disruptions, including those related to physical security threats, information technology or cyber-attacks, epidemics, pandemics, sanctions, political unrest, war, terrorism or natural disasters; (xii) the continued consolidation of customers, particularly in consumer channels and the Company’s continued reliance on significant customers; (xiii) managing franchisee relationships; (xiv) the impact of poor weather conditions and climate change; (xv) maintaining or improving production rates in the Company's manufacturing facilities, responding to significant changes in customer preferences, product demand and fulfilling demand for new and existing products, and learning, adapting and integrating new technologies into products, services and processes; (xvi) changes in the competitive landscape in the Company's markets; (xvii) the Company's non-U.S. operations, including sales to non-U.S. customers; (xviii) the impact from demand changes within world-wide markets associated with homebuilding and remodeling; (xix) potential adverse developments in new or pending litigation and/or government investigations; (xx) the incurrence of debt and changes in the Company's ability to obtain debt on commercially reasonable terms and at competitive rates; (xxi) substantial pension and other postretirement benefit obligations; (xxii) potential regulatory liabilities, including environmental, privacy, data breach, workers compensation and product liabilities; (xxiii) attracting and retaining key employees, managing a workforce in many jurisdictions, labor shortages, work stoppages or other labor disruptions; (xxiv) the Company's ability to keep abreast with the pace of technological change; (xxv) changes in accounting estimates; (xxvi) the Company’s ability to protect its intellectual property rights and associated reputational impacts; (xxvii) the continuing impact of the COVID-19 pandemic; and (xxviii) the Company’s ability to implement, and achieve the expected benefits (including cost savings and reduction in working capital) from its Global Cost Reduction Program including: continuing to advance innovation, electrification and global market penetration to achieve organic revenue growth of 2-3 times the market; streamlining and simplifying the organization, as well as shifting resources to prioritize investments believed to have a positive and more direct impact to customers; accelerating the operations and supply chain transformation to improve fill rates and better match the needs of its customers while improving adjusted gross margins back to historical 35%+ levels; prioritizing cash flow generation and inventory optimization; leveraging strategic sourcing and contract manufacturing; consolidating facilities and optimizing the distribution network; executing the SBD Operating Model to deliver operational excellence through efficiency, simplified organizational design and inventory optimization; and platforming products.
Additional factors that could cause actual results to differ materially from forward-looking statements are set forth in this Annual Report on Form 10-K, including under the headings “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the Consolidated Financial Statements and the related Notes.

Forward-looking statements in this Annual Report on Form 10-K speak only as of the date hereof, and forward-looking statements in documents that are incorporated by reference herein speak only as of the date of those documents. The Company does not undertake any obligation or intention to update or revise any forward-looking statements, whether as a result of future events or circumstances, new information or otherwise, except as required by law.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The management of Stanley Black & Decker, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.
Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control — Integrated Framework (2013 Framework). Management concluded that based on its assessment, the Company’s internal control over financial reporting was effective as of December 31, 2022. Ernst & Young LLP, the auditor of the financial statements included in this annual report, has issued an attestation report on the registrant’s internal control over financial reporting, a copy of which appears on page 62.
Under the supervision and with the participation of management, including the Company’s President and Chief Executive Officer and its Interim Chief Financial Officer, the Company has, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined under Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Company’s President and Chief Executive Officer and its Interim Chief Financial Officer have concluded that, as of December 31, 2022, the Company’s disclosure controls and procedures are effective.
Remediation of Previously Reported Material Weaknesses
To address the previously reported material weaknesses in internal control over financial reporting described in Part II, Item 9A of the Company's 2021 Form 10-K, the Company enhanced and revised the design of existing controls and procedures to properly account for financial instruments with debt- and equity-like features, including the impact to the calculation of earnings per share. During the first quarter of fiscal 2022, the Company successfully completed the testing necessary to conclude that the material weaknesses have been remediated.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT
The information required by this Item, except for certain information with respect to the Company’s Code of Business Ethics, the identification of the executive officers of the Company and any material changes to the procedures by which shareholders may recommend nominees to the Company’s Board of Directors, as set forth below, is incorporated herein by reference to the information set forth in the section of the Company’s definitive proxy statement (which will be filed pursuant to Regulation 14A under the Exchange Act within 120 days after the close of the Company’s fiscal year) under the headings “Delinquent Section 16(a) Reports,” “Information Concerning Nominees for Election as Directors,” and “Board of Directors".

Available on the Company's website at http://www.stanleyblackanddecker.com under the “Impact” heading is the Code of Business Ethics applicable to all of its directors and officers, including the President and Chief Executive Officer, Interim Chief Financial Officer, and Chief Accounting Officer, and employees worldwide, as well as the Supplemental Code of Ethics for CEO and Senior Financial Officers, applicable to the Company’s President and Chief Executive Officer, and all senior financial officers, including the Interim Chief Financial Officer and Chief Accounting Officer. The Company intends to post on its website required information regarding any amendment to, or waiver from, the Code of Business Ethics or the Code of Ethics for CEO and Senior Financial Officers that applies to the Company's President and Chief Executive Officer and senior financial officers within four business days after any such amendment or waiver.

The following is a list of the executive officers of the Company as of February 23, 2023:

Name and Age	Office	Date Elected to Office as an Executive Officer
Donald Allan, Jr. (58)
President & Chief Executive Officer since July 2022. President & Chief Financial Officer (2021); Executive Vice President & Chief Financial Officer (2016); Senior Vice President & Chief Financial Officer (2010); Vice President & Chief Financial Officer (2009); Vice President & Corporate Controller (2002); Corporate Controller (2000); Assistant Controller (1999).
10/24/2006

Corbin B. Walburger (52)	Interim Chief Financial Officer since July 2022. Vice President of Corporate Business Development (2008); Vice President and Associate in Investment Banking Division, Goldman Sachs (1999); Financial Analyst, Goldman Sachs (1995).	7/1/2022

Scot D. Greulach (40)	Chief Accounting Officer since October 2022. Business Unit Controller for Stanley Industrial (2021); Director – Corporate and Technical Accounting (2018); Director – Statutory Reporting and Tax Compliance (2017); Director – External Reporting (2014); Senior Manager – External Reporting (2012).	10/1/2022

Janet M. Link (53)	Senior Vice President, General Counsel and Secretary since July 2017. Executive Vice President, General Counsel, JC Penney Company, Inc. (2015); Vice President, Deputy General Counsel, JC Penney Company, Inc. (2014); Vice President, Deputy General Counsel, Clear Channel Companies (2013).	7/19/2017

Robert H. Raff (56)
Interim Co-President & Chief Commercial Officer, Tools & Outdoor since July 2022. Head of Outdoor Integration (2021); President, Stanley Security (2016); President, Stanley Electronic Security North America (2015); President, North America Sales, Construction & DIY (2010); President, Stanley National Hardware (2007); Vice President of Latin America, Construction & DIY (2005); General Manager, Construction & DIY (2002).
4/19/2018

Graham N. Robinson (54)	Senior Vice President & President, Stanley Industrial since April 2020. President, Honeywell Industrial Safety (Honeywell International) (2018); President, Honeywell Sensing and Internet of Things (Honeywell International) (2016); Chief Marketing Officer and Vice President, Global Strategy & Marketing, Automation and Control Solutions (Honeywell International) (2014).	4/17/2020

John H. Wyatt (64)	Interim Co-President & Senior Vice President, Tools & Outdoor since July 2022. Senior Vice President & President, Stanley Outdoor (2021); Senior Vice President & President, Stanley Outdoor and Aerospace (2020); President, Stanley Engineered Fastening (2016); President, Global Sales & Marketing - Global Tools & Storage (2014); President, Construction & DIY, Europe and ANZ (2012); President, Construction & DIY, EMEA (2010); President-Europe, Middle East, and Africa, Power Tools and Accessories, The Black & Decker Corporation (2008); Vice President-Consumer Products (Europe, Middle East and Africa), The Black & Decker Corporation (2006).	3/12/2010

John T. Lucas (63)	Chief Human Resources Officer since January 2023. Founder & Principal, True North Human Capital Consulting, LLC (2019); Senior Vice President and Chief Human Resources Officer, Goodyear Tire & Rubber Company (2015); Senior Vice President, Human Resources & Communications, Lockheed Martin Corporation (2009).	1/30/2023

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference to the information set forth under the sections entitled "Compensation Discussion & Analysis" and “2022 Executive Compensation Program” of the Company’s definitive proxy statement, which will be filed pursuant to Regulation 14A under the Exchange Act within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 403 of Regulation S-K is incorporated herein by reference to the information set forth under the sections entitled "Security Ownership of Certain Beneficial Owners," "Security Ownership of Directors and Officers," "Compensation Discussion & Analysis" and “2022 Executive Compensation Program” of the Company’s definitive proxy statement, which will be filed pursuant to Regulation 14A under the Exchange Act within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
EQUITY COMPENSATION PLAN INFORMATION
Compensation plans under which the Company’s equity securities are authorized for issuance at December 31, 2022 follow:

	(A)		(B)		(C)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	7,289,358	(1)	$140.22	(2)	9,655,464	(3)
Equity compensation plans not approved by security holders (4)	—		—		—
Total	7,289,358		$140.22		9,655,464

(1)Consists of 5,281,713 shares underlying outstanding stock options (whether vested or unvested) with a weighted-average exercise price of $140.22 and a weighted-average term of 6.54 years; 1,873,031 shares underlying time-vesting restricted stock units that have not yet vested and the maximum number of shares that will be issued pursuant to outstanding performance awards if all established goals are met; and 134,614 of shares earned but for which participants elected deferral of delivery. All stock-based compensation plans are discussed in Note J, Capital Stock, of the Notes to Consolidated Financial Statements in Item 8.
(2)There is no cost to the recipient for shares issued pursuant to time-vesting restricted stock units or performance awards. Because there is no strike price applicable to these stock awards they are excluded from the weighted-average exercise price which pertains solely to outstanding stock options.
(3)Consists of 1,251,699 of shares available for purchase under the employee stock purchase plan ("ESPP") at the election of employees and 8,403,765 securities available for future grants by the Board of Directors under stock-based compensation plans. On February 16, 2022, the Board of Directors adopted the 2022 Omnibus Award Plan (the "2022 Plan") and authorized the issuance of 9,800,000 shares of the Company's common stock in connection with awards pursuant to the 2022 Plan. No further awards will be issued under the Company's 2018 Omnibus Award Plan.
(4)U.S. non-highly compensated employees are eligible to contribute from 1% to 25% of their salary to a qualified tax deferred savings plan as described in the Employee Stock Ownership Plan ("ESOP") section of Note L, Employee Benefit Plans, of the Notes to the Consolidated Financial Statements in Item 8. The Company contributes an amount equal to one half of the employee contribution up to the first 7% of salary. There is a non-qualified tax deferred savings plan for highly compensated salaried employees which mirrors certain qualified plan provisions, but was not specifically approved by security holders. Eligible highly compensated salaried U.S. employees are eligible to contribute from 1% to 50% of their salary to the non-qualified tax deferred savings plan. The same matching arrangement was provided for highly compensated salaried employees in the non-qualified plan, to the extent the match was not fully met in the qualified plan, except that the arrangement for these employees is outside of the ESOP, and is not funded in advance of distributions. Effective January 1, 2019, the Company, at its discretion, will determine whether matching and core contributions will be made for the non-qualified tax deferred savings plan for a particular year. If the Company decides to make matching contributions for a year, it will make contributions, in an amount determined at its discretion, that may constitute part or all of or more than the matching contributions that would have been made pursuant to the provisions of the Stanley Black & Decker Supplemental Retirement Account Plan that were in effect prior to 2019. For both qualified and non-qualified plans, the investment of the employee’s contribution and the Company’s matching contribution is controlled by the employee and may include an election to invest in Company stock. Shares of the Company’s common stock may be issued at the time of a distribution from the qualified plan. The number of securities remaining available for issuance under the plans at December 31, 2022 is not determinable, since the plans do not authorize a maximum number of securities.

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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE
(a) Index to documents filed as part of this report:
1. and 2. Financial Statements and Financial Statement Schedule.
The response to this portion of Item 15 is submitted as a separate section of this report beginning with an index thereto on page 55.
3. Exhibits
See Exhibit Index in this Form 10-K on page 119.
(b) See Exhibit Index in this Form 10-K on page 119.
(c) The response in this portion of Item 15 is submitted as a separate section of this Form 10-K with an index thereto beginning on page 55.

FORM 10-K
ITEM 15(a) (1) AND (2)
STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Schedule II — Valuation and Qualifying Accounts is included in Item 15 (page 58).
Management’s Report on Internal Control Over Financial Reporting (page 59).
Report of Independent Registered Public Accounting Firm (PCAOB ID: 00042) — Financial Statement Opinion (page 60).
Report of Independent Registered Public Accounting Firm — Internal Control Opinion (page 62).
Consolidated Statements of Operations — fiscal years ended December 31, 2022, January 1, 2022, and January 2, 2021 (page 63).
Consolidated Statements of Comprehensive Income — fiscal years ended December 31, 2022, January 1, 2022, and January 2, 2021 (page 64).
Consolidated Balance Sheets — December 31, 2022 and January 1, 2022 (page 65).
Consolidated Statements of Cash Flows — fiscal years ended December 31, 2022, January 1, 2022, and January 2, 2021 (page 66).
Consolidated Statements of Changes in Shareowners’ Equity — fiscal years ended December 31, 2022, January 1, 2022, and January 2, 2021 (page 68).
Notes to Consolidated Financial Statements (page 69).
Selected Quarterly Financial Data (Unaudited) (page 117).
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

STANLEY BLACK & DECKER, INC.

By:	/s/ Donald Allan, Jr.
Donald Allan, Jr., President and Chief Executive Officer

Date:	February 23, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Donald Allan, Jr.	President and Chief Executive Officer	February 23, 2023
Donald Allan, Jr.

/s/ Corbin Walburger	Interim Chief Financial Officer	February 23, 2023
Corbin Walburger

/s/ Scot Greulach	Chief Accounting Officer	February 23, 2023
Scot Greulach

*	Director	February 23, 2023
Andrea J. Ayers

*	Director	February 23, 2023
Patrick D. Campbell

*	Director	February 23, 2023
Carlos M. Cardoso

*	Director	February 23, 2023
Robert B. Coutts

*	Director	February 23, 2023
Debra A. Crew

*	Director	February 23, 2023
Michael D. Hankin

*	Director	February 23, 2023
Robert J. Manning

*	Director	February 23, 2023
Adrian V. Mitchell

*	Director	February 23, 2023
Jane M. Palmieri

*	Director	February 23, 2023
Mojdeh Poul

*	Director	February 23, 2023
Irving Tan

*By: /s/ Janet M. Link
Janet M. Link (As Attorney-in-Fact)

Schedule II — Valuation and Qualifying Accounts
Stanley Black & Decker, Inc. and Subsidiaries
Fiscal years ended December 31, 2022, January 1, 2022, and January 2, 2021
(Millions of Dollars)

		ADDITIONS
	Beginning Balance	Charged To Costs And Expenses	Charged To Other Accounts (b)	(a) Deductions	Ending Balance
Allowance for Credit Losses:
Year Ended 2022	$95.9	$14.3	$16.9	$(20.5)	$106.6
Year Ended 2021	$106.2	$—	$3.8	$(14.1)	$95.9
Year Ended 2020	$91.5	$24.6	$7.4	$(17.3)	$106.2
Tax Valuation Allowance:
Year Ended 2022 (c)	$1,067.2	$21.2	$(5.9)	$(50.0)	$1,032.5
Year Ended 2021	$1,001.9	$190.7	$61.1	$(186.5)	$1,067.2
Year Ended 2020	$1,006.4	$296.9	$(18.2)	$(283.2)	$1,001.9

(a)With respect to the allowance for credit losses, deductions represent amounts charged-off less recoveries of accounts previously charged-off.
(b)Amounts represent the impact of foreign currency translation, acquisitions, divestitures and net transfers to/from other accounts.
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
Management has assessed the effectiveness of Stanley Black & Decker, Inc.’s internal control over financial reporting as of December 31, 2022. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control — Integrated Framework (2013 Framework). Management concluded that based on its assessment, Stanley Black & Decker, Inc.’s internal control over financial reporting was effective as of December 31, 2022. Ernst & Young LLP, Registered Public Accounting Firm included in this annual report, has issued an attestation report on the registrant’s internal control over financial reporting, a copy of which appears on page 62.

/s/ Donald Allan, Jr.
Donald Allan, Jr., President and Chief Executive Officer

/s/ Corbin B. Walburger
Corbin B. Walburger, Interim Chief Financial Officer

Report of Independent Registered Public Accounting Firm
To the Shareowners and Board of Directors of Stanley Black & Decker, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Stanley Black & Decker, Inc. (the Company) as of December 31, 2022 and January 1, 2022, the related consolidated statements of operations, comprehensive income, shareowners’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and January 1, 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2023 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Uncertain Tax Positions
Description of the Matter
As described in Notes A and Q, the Company conducts business globally and, as a result, files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course, the Company is subject to examinations by taxing authorities throughout the world. Uncertainty in a tax position may arise as tax laws are subject to interpretation. At December 31, 2022, the Company has recorded approximately $503 million relating to uncertain tax positions.

The Company records uncertain tax positions in accordance with ASC 740, which requires a two-step process. First, management determines whether it is more likely than not that a tax position will be sustained based on the technical merits of the position and second, for those tax positions that meet the more likely than not threshold, management recognizes the largest amount of the tax benefit that is greater than 50 percent likely to be realized upon ultimate settlement with the related taxing authority. The Company then evaluates uncertain tax positions in subsequent periods for recognition, de-recognition or re-measurement if changes have occurred, or when effective settlement or expiration of the statute of limitations occurs. Auditing the uncertain tax positions is complex because of the judgmental nature of the tax accruals and various other tax return positions that might not be sustained upon review by taxing authorities. The Company files tax returns in multiple jurisdictions and is subject to examination by taxing authorities throughout the world due to its complex global footprint.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls related to the recognition, measurement and the evaluation of changes in uncertain tax positions. This included testing controls over management’s review of the tax positions, their evaluation of whether they met the measurement threshold and then recalculating the amounts recognized in the consolidated financial statements.

Our audit procedures to test the Company’s uncertain tax positions included, among others, involvement of our tax professionals, including transfer pricing professionals. This included evaluating tax opinions and third-party transfer pricing studies obtained by the Company and assessing the Company’s correspondence with the relevant tax authorities. We analyzed the Company’s assumptions and data used to determine the amount of tax benefit to recognize and tested the accuracy of the calculations. Our testing also included the evaluation of the ongoing positions and consideration of changes, the recording of penalties and interest and the ultimate settlement and payment of certain tax matters.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1932.
Hartford, Connecticut
February 23, 2023

Report of Independent Registered Public Accounting Firm
To the Shareowners and the Board of Directors of Stanley Black & Decker, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Stanley Black & Decker, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Stanley Black & Decker (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and January 1, 2022, the related consolidated statements of operations, comprehensive income, shareowners’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and schedule listed in the Index at Item 15(a) and our report dated February 23, 2023 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Hartford, Connecticut
February 23, 2023

Consolidated Statements of Operations
Fiscal years ended December 31, 2022, January 1, 2022, and January 2, 2021
(Millions of Dollars, Except Per Share Amounts)

	2022	2021	2020
Net Sales	$16,947.4	$15,281.3	$12,750.0
Costs and Expenses
Cost of sales	$12,663.3	$10,189.1	$8,431.9
Selling, general and administrative	3,355.7	3,193.1	2,554.7
Provision for credit losses	14.3	—	24.6
Other, net	274.8	189.5	215.7
Loss on sales of businesses	8.4	0.6	13.5
Restructuring charges	140.8	14.5	73.8
Gain on equity method investment	—	(68.0)	—
Asset impairment charge	168.4	—	—
Loss on debt extinguishment	—	—	46.9
Interest income	(54.7)	(9.8)	(17.5)
Interest expense	338.5	185.4	222.7
	$16,909.5	$13,694.4	$11,566.3
Earnings from continuing operations before income taxes and equity interest	37.9	1,586.9	1,183.7
Income taxes on continuing operations	(132.4)	55.1	38.0
Net earnings from continuing operations before equity interest	170.3	1,531.8	1,145.7
Share of net earnings of equity method investment	—	19.0	9.1
Net earnings from continuing operations	170.3	1,550.8	1,154.8
Less: Net earnings (losses) attributable to non-controlling interests	0.2	(1.7)	0.9
Net earnings from continuing operations attributable to Stanley Black & Decker, Inc.	$170.1	$1,552.5	$1,153.9
Less: Preferred stock dividends and beneficial conversion feature	5.8	14.2	24.1
Net Earnings from Continuing Operations Attributable to Common Shareowners	$164.3	$1,538.3	$1,129.8
Add: Contract adjustment payments accretion	1.2	1.3	1.7
Net Earnings from Continuing Operations Attributable to Common Shareowners - Diluted	$165.5	$1,539.6	$1,131.5
Earnings from discontinued operations before income taxes (including 2022 pre-tax gain on Security sale of $1,197.4 million)	1,210.9	124.3	83.3
Income taxes on discontinued operations (including 2022 income taxes for gain on Security sale of $312.5 million)	318.5	(12.4)	3.4
Net earnings from discontinued operations	$892.4	$136.7	$79.9
Net Earnings Attributable to Common Shareowners - Diluted	$1,057.9	$1,676.3	$1,211.4
Net Earnings Attributable to Stanley Black & Decker, Inc.	$1,062.5	$1,689.2	$1,233.8
Basic earnings per share of common stock:
Continuing operations	$1.11	$9.69	$7.33
Discontinued operations	$6.02	$0.86	$0.52
Total basic earnings per share of common stock	$7.13	$10.55	$7.85
Diluted earnings per share of common stock:
Continuing operations	$1.06	$9.33	$6.97
Discontinued operations	$5.70	$0.83	$0.49
Total diluted earnings per share of common stock	$6.76	$10.16	$7.46

See Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
Fiscal years ended December 31, 2022, January 1, 2022, and January 2, 2021
(Millions of Dollars)

	2022	2021	2020
Net Earnings from Continuing Operations Attributable to Common Shareowners	$164.3	$1,538.3	$1,129.8
Net earnings from discontinued operations	892.4	136.7	79.9
	$1,056.7	$1,675.0	$1,209.7
Other comprehensive (loss) income:
Currency translation adjustment and other	(364.4)	(307.7)	281.9
Gains (losses) on cash flow hedges, net of tax	5.3	53.2	(48.8)
Gains (losses) on net investment hedges, net of tax	2.0	(1.0)	(24.5)
Pension gains (losses), net of tax	83.2	123.6	(37.7)
Other comprehensive (loss) income	$(273.9)	$(131.9)	$170.9
Comprehensive income attributable to common shareowners	$782.8	$1,543.1	$1,380.6

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
December 31, 2022 and January 1, 2022
(Millions of Dollars, Except Share and Per Share Amounts)

	2022	2021
ASSETS
Current Assets
Cash and cash equivalents	$395.6	$142.1
Accounts and notes receivable, net	1,231.0	1,481.7
Inventories, net	5,861.1	5,419.9
Current assets held for sale	—	869.6
Prepaid expenses	441.4	507.0
Other current assets	45.6	106.1
Total Current Assets	7,974.7	8,526.4
Property, Plant and Equipment, net	2,353.1	2,336.8
Goodwill	8,502.7	8,590.7
Customer Relationships, net	1,821.3	2,000.0
Trade Names, net	2,645.7	2,681.8
Other Intangible Assets, net	7.8	13.2
Long-term assets held for sale	—	2,635.8
Other Assets	1,658.0	1,395.3
Total Assets	$24,963.3	$28,180.0
LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities
Short-term borrowings	$2,102.9	$2,241.1
Current maturities of long-term debt	1.2	1.3
Accounts payable	2,344.4	3,423.6
Accrued expenses	2,120.7	2,641.0
Liabilities held for sale	—	460.4
Total Current Liabilities	6,569.2	8,767.4
Long-Term Debt	5,352.9	4,353.6
Deferred Taxes	709.2	711.2
Post-Retirement Benefits	353.9	474.1
Long-term liabilities held for sale	—	137.4
Other Liabilities	2,263.9	2,143.9
Commitments and Contingencies (Notes R and S)
Shareowners’ Equity
Stanley Black & Decker, Inc. Shareowners’ Equity
Preferred stock, without par value: Authorized 10,000,000 shares in 2022 and 2021 Issued and outstanding 750,000 shares in 2021	—	620.3
Common stock, par value $2.50 per share: Authorized 300,000,000 shares in 2022 and 2021 Issued 176,902,738 shares in 2022 and 2021	442.3	442.3
Retained earnings	9,333.3	8,742.4
Additional paid in capital	5,055.6	4,999.2
Accumulated other comprehensive loss	(2,119.5)	(1,845.6)
	12,711.7	12,958.6
Less: cost of common stock in treasury (23,919,208 shares in 2022 and 13,573,962 shares in 2021)	(2,999.6)	(1,368.1)
Stanley Black & Decker, Inc. Shareowners’ Equity	9,712.1	11,590.5
Non-controlling interests	2.1	1.9
Total Shareowners’ Equity	9,714.2	11,592.4
Total Liabilities and Shareowners’ Equity	$24,963.3	$28,180.0
See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
Fiscal years ended December 31, 2022, January 1, 2022, and January 2, 2021
(Millions of Dollars)

	2022	2021	2020
Operating Activities:
Net earnings from continuing operations	$170.3	$1,550.8	$1,154.8
Net earnings from discontinued operations	892.4	136.7	79.9
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization of property, plant and equipment	369.7	374.0	376.5
Amortization of intangibles	202.5	203.1	201.6
Inventory step-up amortization	80.3	20.7	29.0
Loss on sales of businesses	8.4	0.6	13.5
Gain on equity method investment	—	(68.0)	—
Loss on debt extinguishment	—	—	46.9
Gain on sale of discontinued operations	(1,197.4)	—	—
Asset impairment charge	168.4	—	—
Craftsman contingent consideration remeasurement from MTD acquisition	—	101.1	—
Stock-based compensation expense	90.7	118.3	109.1
Provision for credit losses	30.0	18.7	41.1
Share of net earnings of equity method investment	—	(19.0)	(9.1)
Deferred tax benefit	(271.7)	(386.9)	(241.7)
Other non-cash items	72.1	27.7	44.7
Changes in operating assets and liabilities:
Accounts receivable	109.0	(280.6)	(39.6)
Inventories	(792.4)	(1,970.4)	(401.5)
Accounts payable	(991.4)	758.3	310.4
Deferred revenue	(29.9)	1.9	(0.3)
Other current assets	15.6	(166.8)	(100.2)
Other long-term assets	(351.3)	(438.8)	(14.0)
Accrued expenses	(176.3)	444.0	381.7
Defined benefit liabilities	(31.9)	(40.0)	(40.2)
Other long-term liabilities	173.4	277.7	79.5
Net cash (used in) provided by operating activities	(1,459.5)	663.1	2,022.1
Investing Activities:
Capital and software expenditures	(530.4)	(519.1)	(348.1)
Sales of assets	41.7	8.4	19.9
Business acquisitions, net of cash acquired	(71.9)	(2,043.8)	(1,324.4)
Sales of businesses, net of cash sold	4,147.1	5.3	59.1
Net investment hedge settlements	10.6	(55.1)	41.0
Other	(24.5)	(19.5)	(24.6)
Net cash provided by (used in) investing activities	3,572.6	(2,623.8)	(1,577.1)
Financing Activities:
Payments on long-term debt	—	(1.5)	(1,154.3)
Proceeds from debt issuances, net of fees	992.6	—	2,222.5
Net short-term commercial paper (repayments) borrowings	(138.1)	2,224.6	(342.6)
Stock purchase contract fees	(39.4)	(39.4)	(59.8)
Credit facility borrowings	2,500.0	—	—
Credit facility repayments	(2,500.0)	—	—
Purchases of common stock for treasury	(2,323.0)	(34.3)	(26.2)
Proceeds from issuance of remarketed preferred stock	750.0	—	750.0
Redemption and conversion of preferred stock	(750.0)	(750.0)	—
Premium paid on debt extinguishment	—	—	(48.7)
Proceeds from issuances of common stock	38.7	131.4	147.0
Craftsman deferred purchase price	—	—	(250.0)
Craftsman contingent consideration	(41.3)	(29.3)	(45.9)

CAM contingent consideration	—	—	(94.4)
Termination of interest rate swaps	22.7	(75.3)	(20.5)
Cash dividends on common stock	(465.8)	(474.8)	(431.8)
Cash dividends on preferred stock	(5.8)	(18.9)	(18.8)
Other	(11.7)	(13.8)	(10.6)
Net cash (used in) provided by financing activities	(1,971.1)	918.7	615.9
Effect of exchange rate changes on cash and cash equivalents	(31.9)	(61.5)	22.8
Change in cash, cash equivalents and restricted cash	110.1	(1,103.5)	1,083.7
Cash, cash equivalents and restricted cash, beginning of year	294.8	1,398.3	314.6
Cash, cash equivalents and restricted cash, end of year	$404.9	$294.8	$1,398.3

The following table provides a reconciliation of the cash, cash equivalents and restricted cash balances as of December 31, 2022 and January 1, 2022, as shown above:

	December 31, 2022	January 1, 2022
Cash and cash equivalents	$395.6	$142.1
Restricted cash included in Other current assets	9.3	7.6
Cash and cash equivalents included in Current assets held for sale	—	145.1
Cash, cash equivalents and restricted cash	$404.9	$294.8

See Notes to Consolidated Financial Statements.

Consolidated Statements of Changes in Shareowners’ Equity
Fiscal years ended December 31, 2022, January 1, 2022, and January 2, 2021
(Millions of Dollars, Except Share and Per Share Amounts)

	Preferred Stock	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	ESOP	Treasury Stock	Non- Controlling Interests	Shareowners’ Equity
Balance December 28, 2019	$1,230.0	$442.3	$4,767.6	$6,768.1	$(1,884.6)	$(2.3)	$(2,184.8)	$5.9	$9,142.2
Net earnings				1,233.8				0.9	1,234.7
Other comprehensive income					170.9				170.9
Cash dividends declared — $2.78 per common share				(431.8)					(431.8)
Cash dividends declared — $50.00 per annum per preferred share				(23.4)					(23.4)
Issuance of common stock (2,010,644 shares)			(32.1)				179.1		147.0
Repurchase of common stock (228,541 shares)			10.0				(36.2)		(26.2)
Conversion of original Series C Preferred Stock (5,463,750 shares)	(610.4)		113.2				492.6		(4.6)
Issuance of remarketed Series C Preferred Stock	750.0								750.0
Stock-based compensation related			109.1						109.1
ESOP						2.3			2.3
Adoption of ASU 2016-13				(3.8)					(3.8)
Beneficial conversion feature	0.7			(0.7)					—
Balance January 2, 2021	$1,370.3	$442.3	$4,967.8	$7,542.2	$(1,713.7)	$—	$(1,549.3)	$6.8	$11,066.4
Net earnings				1,689.2				(1.7)	1,687.5
Other comprehensive loss					(131.9)				(131.9)
Cash dividends declared — $2.98 per common share				(474.8)					(474.8)
Cash dividends declared — $50.00 per annum per preferred share				(14.2)					(14.2)
Issuance of common stock (1,636,532 shares)			(19.0)				150.4		131.4
Repurchase of common stock (529,073 shares)			72.2				(106.5)		(34.3)
Redemption and conversion of preferred stock (1,469,055 shares)	(750.0)		(137.3)				137.3		(750.0)
Non-controlling interest buyout			(2.8)					(3.2)	(6.0)
Stock-based compensation related			118.3						118.3
Balance January 1, 2022	$620.3	$442.3	$4,999.2	$8,742.4	$(1,845.6)	$—	$(1,368.1)	$1.9	$11,592.4
Net earnings				1,062.5				0.2	1,062.7
Other comprehensive loss					(273.9)				(273.9)
Cash dividends declared — $3.18 per common share				(465.8)					(465.8)
Cash dividends declared — $75.00 per annum per preferred share				(5.8)					(5.8)
Issuance of common stock (988,474 shares)			(76.9)				115.6		38.7
Repurchase of common stock (16,057,220 shares)							(2,323.0)		(2,323.0)
Conversion of original Series D Preferred Stock (4,723,500 shares)	(620.3)		42.6				575.9		(1.8)
Issuance of remarketed Series D Preferred Stock (750,000 shares)	750.0								750.0
Redemption of remarketed Series D Preferred Stock (750,000 shares)	(750.0)								(750.0)
Stock-based compensation related			90.7						90.7
Balance December 31, 2022	$—	$442.3	$5,055.6	$9,333.3	$(2,119.5)	$—	$(2,999.6)	$2.1	$9,714.2

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

A. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION — The Consolidated Financial Statements include the accounts of Stanley Black & Decker, Inc. and its majority-owned subsidiaries (collectively the “Company”) which require consolidation, after the elimination of intercompany accounts and transactions. The Company’s fiscal year ends on the Saturday nearest to December 31. There were 52 weeks in fiscal years 2022 and 2021, and 53 weeks in the fiscal year 2020.

On August 19, 2022, the Company completed the sale of its Oil & Gas business. This divestiture does not qualify for discontinued operations, and therefore, the results of the Oil & Gas business are included in the Company's continuing operations for all periods presented through the date of sale. There were no assets or liabilities held for sale relating to the Oil & Gas business as of January 1, 2022.

On July 22, 2022, the Company completed the previously announced sale of its Convergent Security Solutions ("CSS") business comprised of the commercial electronic security and healthcare businesses. On July 5, 2022, the Company completed the previously announced sale of its Mechanical Access Solutions ("MAS") business, the automatic doors business. The assets and liabilities related to CSS and MAS are classified as held for sale on the Company's Consolidated Balance Sheets as of January 1, 2022.

The CSS and MAS divestitures represent a single plan to exit the Security segment and are considered a strategic shift that will have a major effect on the Company’s operations and financial results. The operating results of CSS and MAS have been reported as discontinued operations in the Consolidated Financial Statements. Amounts previously reported have been reclassified to conform to this presentation in accordance with Accounting Standards Codification ("ASC") 205, Presentation of Financial Statements ("ASC 205"), to allow for meaningful comparison of continuing operations.

In November 2020, the Company sold its commercial electronic security businesses in five countries in Europe and emerging markets within the Security segment. In October 2020, the Company sold a product line in Oil & Gas within the Industrial segment. The operating results of these businesses have been reported in the Consolidated Financial Statements through their respective dates of sale in 2020.

The divestitures above are part of the Company's strategic commitment to simplify and streamline its portfolio to focus on the core Tools & Outdoor and Industrial businesses. Refer to Note T, Divestitures, for further discussion on these transactions.

In December 2021, the Company acquired the remaining 80 percent ownership stake in MTD Holdings Inc. ("MTD"), a privately held global manufacturer of outdoor power equipment. The Company previously acquired a 20 percent interest in MTD in January 2019. Prior to closing on the remaining 80 percent ownership stake, the Company applied the equity method of accounting to the 20% investment in MTD. In November 2021, the Company acquired Excel Industries ("Excel"), a leading designer and manufacturer of premium commercial and residential turf-care equipment. These acquisitions were accounted for as business combinations using the acquisition method of accounting and the results subsequent to the dates of acquisition are included in the Company's Tools & Outdoor segment.

In February 2020, the Company acquired Consolidated Aerospace Manufacturing, LLC ("CAM"). This acquisition was accounted for as a business combination using the acquisition method of accounting and the results subsequent to the date of acquisition are included in the Company's Industrial segment.

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
INVENTORIES — U.S. inventories are primarily valued at the lower of Last-In, First-Out (“LIFO”) cost or market because the Company believes it results in better matching of costs and revenues. Other inventories are primarily valued at the lower of First-In, First-Out (“FIFO”) cost and net realizable value because LIFO is not permitted for statutory reporting outside the U.S. Refer to Note C, Inventories, Net, for a quantification of the LIFO impact on inventory valuation.
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
No significant goodwill or other intangible asset impairments were recorded during 2022, 2021 or 2020 as part of the Company's annual impairment testing. Goodwill totaling $39.0 million was allocated to the Oil & Gas business based on the relative fair value of the business disposed, resulting in a reduction of goodwill which was included in the impairment loss relating to the Oil & Gas business in the second quarter of 2022. Refer to Note T, Divestitures, for further discussion.
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

A portion of the Company’s revenues within the Oil & Gas business, disposed in the third quarter of 2022, were generated from equipment leased to customers. Customer arrangements are identified as leases if they include transfer of a tangible asset which is provided to the customer in exchange for payments typically at fixed rates payable monthly, quarterly or annually. Customer leases may include terms to allow for extension of leases for a short period of time, but typically do not provide for customer termination prior to the initial term. Some customer leases include terms to allow the customer to purchase the underlying asset, which occurs occasionally, and virtually no customer leases include residual value guarantee clauses. For Oil & Gas leases, underlying assets were assessed for functionality at termination of the lease and, if necessary, an impairment to the leased asset value was recorded.

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

The Company utilized the output method for contract sales in the Oil & Gas business. The output method recognizes revenue based on direct measurements of the customer value of the goods or services transferred to date relative to the remaining goods or services promised under the contract. The output method includes methods such as surveys of performance completed to date, appraisals of results achieved, milestones reached, time elapsed, and units produced or units delivered. The Company sold the Oil & Gas business in the third quarter of 2022. Refer to Note T, Divestitures, for further discussion

Contract assets or liabilities result from transactions with revenue recorded over time. If the measure of remaining rights exceeds the measure of the remaining performance obligations, the Company records a contract asset. Conversely, if the measure of the remaining performance obligations exceeds the measure of the remaining rights, the Company records a contract liability.

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

Refer to Note B, Accounts and Notes Receivable, Net, for further discussion.
COST OF SALES AND SELLING, GENERAL & ADMINISTRATIVE — Cost of sales includes the cost of products and services provided, reflecting costs of manufacturing and preparing the product for sale. These costs include expenses to acquire and manufacture products to the point that they are allocable to be sold to customers and costs to perform services pertaining to service revenues. Cost of sales is primarily comprised of freight, direct materials, direct labor as well as overhead which includes indirect labor and facility and equipment costs. Cost of sales also includes quality control, procurement and material receiving costs as well as internal transfer costs. Selling, general & administrative costs ("SG&A") include the cost of selling products as well as administrative function costs. These expenses generally represent the cost of selling and distributing the products once they are available for sale and primarily include salaries and commissions of the Company’s sales force, distribution costs, notably salaries and facility costs, as well as administrative expenses for certain support functions and related overhead.
ADVERTISING COSTS — Television advertising is expensed the first time the advertisement airs, whereas other advertising is expensed as incurred. Advertising costs are classified in SG&A and amounted to $118.9 million in 2022, $98.6 million in 2021 and $76.6 million in 2020. Expense pertaining to cooperative advertising with customers reported as a reduction of Net Sales was $358.1 million in 2022, $374.1 million in 2021 and $351.0 million in 2020. Cooperative advertising with customers classified as SG&A expense amounted to $31.8 million in 2022, $19.5 million in 2021 and $15.8 million in 2020.
SALES TAXES — Sales and value added taxes collected from customers and remitted to governmental authorities are excluded from Net Sales reported in the Consolidated Statements of Operations.
SHIPPING AND HANDLING COSTS — The Company generally does not bill customers for freight. Shipping and handling costs associated with inbound and outbound freight are reported in Cost of sales. Other distribution costs, primarily relating to salary and facility costs, are classified in SG&A and amounted to $498.7 million, $416.1 million and $346.9 million in 2022, 2021 and 2020, respectively.
STOCK-BASED COMPENSATION — Compensation cost relating to stock-based compensation grants is recognized on a straight-line basis over the vesting period, which is generally three or four years. The expense for stock options and restricted stock units awarded to retirement-eligible employees (those aged 55 and over, and with 10 or more years of service) is recognized on the grant date, or (if later) by the date they become retirement-eligible.
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
NEW ACCOUNTING STANDARDS ADOPTED — In October 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The new standard improves the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency. The new standard requires an entity to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606. The ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The standard should be applied prospectively to business combinations occurring on or after the effective date of the amendments. The Company elected to early adopt this standard in the first quarter of 2022 and it did not have a material impact on its consolidated financial statements.
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
In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). The new standard reduces the number of accounting models for convertible debt instruments and convertible preferred stock, and amends the guidance for the derivatives scope exception for contracts in an entity's own equity. The standard also amends and makes targeted improvements to the related earnings per share guidance. The ASU is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The Company adopted this standard in the first quarter of 2022, using the modified retrospective method, which has no impact to prior periods. In accordance with the standard, the Company increased weighted-average shares outstanding used to calculate diluted earnings per share for the year ended December 31, 2022 by 3.6 million shares, as required by the use of the if-converted method for convertible instruments that may be settled in cash or shares. See Note J, Capital Stock, for further discussion.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The new standard provides optional expedients and exceptions that companies can apply during a limited time period to account for contracts, hedging relationships, and other transactions affected by reference rate reform, if certain criteria are met. Companies may elect to apply these optional expedients and exceptions beginning March 12, 2020 through December 31, 2022. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848), to clarify the scope of Topic 848 and provide explicit guidance to help companies applying optional expedients and exceptions. This ASU is effective immediately for all entities that have applied optional expedients and exceptions. The Company applied certain optional expedients and exceptions as needed to comply with regulatory and tax authorities for the transition to alternative reference rates. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date Topic of 848, effective upon issuance, to defer the sunset date of Topic 848 from December 2022 to December 2024 following the cessation of LIBOR being moved to June 2023. The Company's adoption of these standards did not have a material impact on its consolidated financial statements.

RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED — In September 2022, the FASB issued ASU 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. The new standard requires that a buyer in a supplier finance program disclose sufficient information about the key terms of the program, the amount of outstanding confirmed obligations at period end, where the obligations are presented in the balance sheet, and a rollforward of the obligations during the annual period. The ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. The amendments in this update should be applied retrospectively to all periods in which a balance sheet is presented, except for the rollforward requirement, which is applied prospectively. The Company will adopt this disclosure guidance in the first quarter of 2023 related to its supplier finance programs.
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
In March 2022, the FASB issued ASU 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging—Portfolio Layer Method. The new standard expands and clarifies the use of the portfolio layer method for fair value hedges of interest rate risk. The new standard allows non-prepayable financial assets to also be included in a closed portfolio which is hedged using the portfolio layer method. The ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The new guidance on hedging multiple layers in a closed portfolio should be applied prospectively and the guidance on the accounting for fair value basis adjustments should be applied on a modified retrospective basis. The Company will adopt this guidance in the first quarter of 2023 and does not expect it to have a material impact on its consolidated financial statements.

B. ACCOUNTS AND NOTES RECEIVABLE, NET

(Millions of Dollars)	December 31, 2022	January 1, 2022
Trade accounts receivable	$1,142.0	$1,398.2
Trade notes receivable	100.1	75.3
Other accounts receivable	95.5	104.1
Accounts and notes receivable	1,337.6	1,577.6
Allowance for credit losses	(106.6)	(95.9)
Accounts and notes receivable, net	$1,231.0	$1,481.7
Trade receivables are dispersed among a large number of retailers, distributors and industrial accounts in many countries. Adequate reserves have been established to cover anticipated credit losses.
The changes in the allowance for credit losses for the years ended December 31, 2022 and January 1, 2022 are as follows:

(Millions of Dollars)	2022	2021
Balance beginning of period	$95.9	$106.2
Charged to costs and expenses	14.3	—
Other, including recoveries and deductions (a)	(3.6)	(10.3)
Balance end of period	$106.6	$95.9
(a) Amounts represent charge-offs less recoveries, the impacts of foreign currency translation, acquisitions, divestitures and net transfers to/from other accounts.

At December 31, 2022 and January 1, 2022, the Industrial segment operating lease receivable was $0.7 million and $21.2 million, respectively, from leasing equipment to customers. Net sales from operating lease revenue were $39.8 million and $62.0 million for the years ended December 31, 2022 and January 1, 2022, respectively. The decrease in operating lease receivable and revenue compared to prior year was primarily due to the sale of the Oil & Gas business.

The Company has an accounts receivable sale program. According to the terms, the Company sells certain of its trade accounts receivables at fair value to a wholly owned, consolidated, bankruptcy-remote special purpose subsidiary (“BRS"). The BRS, in turn, can sell such receivables to a third-party financial institution (“Purchaser”) for cash. The Purchaser’s maximum cash investment in the receivables at any time is $110.0 million. The purpose of the program is to provide liquidity to the Company. These transfers qualify as sales under ASC 860, Transfers and Servicing, and receivables are derecognized from the Company’s Consolidated Balance Sheets when the BRS sells those receivables to the Purchaser. The Company has no retained interests in the transferred receivables, other than collection and administrative responsibilities. At December 31, 2022, the Company did not record a servicing asset or liability related to its retained responsibility based on its assessment of the servicing fee, market values for similar transactions and its cost of servicing the receivables sold.

At December 31, 2022 and January 1, 2022, net receivables of approximately $110.0 million and $100.0 million, respectively, were derecognized. Proceeds from transfers of receivables to the Purchaser totaled $496.4 million and $447.7 million for the years ended December 31, 2022 and January 1, 2022, respectively, and payments to the Purchaser totaled $486.4 million and $434.5 million, respectively. The program resulted in a pre-tax loss of $4.1 million and $2.0 million for the years ended December 31, 2022 and January 1, 2022, respectively, which included service fees of $0.9 million and $0.9 million, respectively. All cash flows under the program are reported as a component of changes in accounts receivable within operating activities in the Consolidated Statements of Cash Flows since all the cash from the Purchaser is received upon the initial sale of the receivable.

As of December 31, 2022 and January 1, 2022, the Company's deferred revenue totaled $122.9 million and $117.1 million, respectively, of which $29.6 million and $35.0 million, respectively, was classified as current. Revenue recognized for the years ended December 31, 2022 and January 1, 2022 that was previously deferred as of January 1, 2022 and January 2, 2021 totaled $22.9 million and $24.0 million, respectively.

C. INVENTORIES, NET

(Millions of Dollars)	December 31, 2022	January 1, 2022
Finished products	$3,460.8	$3,486.2
Work in process	338.7	394.8
Raw materials	2,061.6	1,538.9
Total	$5,861.1	$5,419.9
Net inventories in the amount of $3.4 billion at December 31, 2022 and $2.6 billion at January 1, 2022 were valued at the lower of LIFO cost or market. If the LIFO method had not been used, inventories would have been higher than reported by $486.9 million at December 31, 2022 and $215.6 million at January 1, 2022.

D. PROPERTY, PLANT AND EQUIPMENT

(Millions of Dollars)	December 31, 2022	January 1, 2022
Land	$137.7	$143.1
Land improvements	59.7	60.8
Buildings	793.0	738.5
Leasehold improvements	191.7	167.2
Machinery and equipment	3,394.4	3,394.5
Computer software	501.4	470.6
Property, plant & equipment, gross	$5,077.9	$4,974.7
Less: accumulated depreciation and amortization	(2,724.8)	(2,637.9)
Property, plant & equipment, net	$2,353.1	$2,336.8
Depreciation and amortization expense associated with property, plant and equipment was as follows:

(Millions of Dollars)	2022	2021	2020
Depreciation	$330.4	$326.3	$332.6
Amortization	39.3	47.7	43.9
Depreciation and amortization expense	$369.7	$374.0	$376.5
The amounts above are inclusive of depreciation and amortization expense for discontinued operations amounting to

$0.4 million in 2022, $23.7 million in 2021, and $23.1 million in 2020.

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
MTD designs, manufactures and distributes lawn tractors, zero turn ride on mowers, walk behind mowers, snow blowers, residential robotic mowers, hand-held outdoor power equipment and garden tools for both residential and professional consumers under well-known brands like CUB CADET® and TROY-BILT®. This combination created a global leader in the outdoor category, with strong brands and growth opportunities. The results of MTD subsequent to the date of acquisition are included in the Company's Tools & Outdoor segment.

The MTD acquisition was accounted for as a business combination using the acquisition method of accounting, which requires, among other things, certain assets acquired and liabilities assumed to be recognized at their fair values as of the acquisition date. The acquisition accounting for MTD is complete. The measurement period adjustments recorded in 2022, primarily related to working capital accounts and opening balance sheet contingencies, did not have a material impact to the Company's Consolidated Financial Statements. The following table summarizes the acquisition date value of identifiable net assets acquired and liabilities assumed adjusted for measurement period adjustments:

(Millions of Dollars)
Cash and cash equivalents	$111.5
Accounts receivable, net	270.5
Inventories, net	855.7
Prepaid expenses and other assets	56.9
Property, plant and equipment	256.9
Trade names	390.0
Customer relationships	460.0
Other assets	38.5
Accounts payable	(394.6)
Accrued expenses	(201.1)
Deferred revenue	(0.9)
Long-term debt	(110.9)
Deferred taxes	(214.3)
Other liabilities	(68.4)
Total identifiable net assets	$1,449.8
Goodwill	486.9
Total consideration	$1,936.7

The weighted-average useful life assigned to the definite-lived intangible assets was 15 years.

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the expected cost synergies of the combined business and assembled workforce. Goodwill of $0.6 million will be deductible for tax purposes.

Excel
On November 12, 2021, the Company acquired Excel Industries ("Excel") for $373.7 million, net of cash acquired. Excel is a leading designer and manufacturer of premium commercial and residential turf-care equipment under the HUSTLER® brand. Excel was a strategically important bolt-on acquisition as the Company builds an outdoor products leader. The results of Excel subsequent to the date of acquisition are included in the Company's Tools & Outdoor segment.

The Excel acquisition was accounted for as a business combination using the acquisition method of accounting. The acquisition accounting for Excel is complete. The measurement period adjustments recorded in 2022 did not have a material impact to the Company's Consolidated Financial Statements. The acquisition date value of identifiable net assets acquired, which included $31.4 million of working capital, $43.6 million of deferred tax liabilities, and $203.5 million of intangible assets, was $195.5 million. The related goodwill was $178.2 million. The amount allocated to intangible assets included $158.0 million for customer relationships. The weighted-average useful life assigned to the intangible assets was 14 years.

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the expected cost synergies of the combined business and assembled workforce. Goodwill is not expected to be deductible for tax purposes.

Other 2021 Acquisitions
During 2021, the Company completed two other acquisitions for a total purchase price of $202.7 million, net of cash acquired. The acquisition date value of the identifiable net assets acquired was $43.9 million and working capital was $30.6 million. The related goodwill was $158.8 million. The acquisition accounting for these acquisitions is complete. The measurement period adjustments recorded in 2022 did not have a material impact to the Company's Consolidated Financial Statements. The results of these acquisitions subsequent to the dates of acquisition are included in the Company's Tools & Outdoor segment.

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the expected cost synergies of the combined business and assembled workforce. Goodwill of $47.9 million related to these acquisitions will be deductible for tax purposes.

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

In November 2020, the FAA rescinded the 737 MAX grounding order and as a result of the subsequent return to revenue service of the 737 MAX in December 2020, the Company paid $100.0 million to the former owners of CAM. The remaining contingent consideration was remeasured at January 2, 2021 and the Company concluded the achievement of certain production levels based on Boeing’s future forecast was remote and released the remaining $55.3 million contingent consideration liability in the fourth quarter of 2020 to the Consolidated Statements of Operations in Other, net. The period for the remaining contingent consideration ended in June 2022 and, consistent with the Company's expectations, Boeing did not meet the required production levels at that time.

CAM is an industry-leading manufacturer of specialty fasteners and components for the aerospace and defense markets. The acquisition further diversified the Company's presence in the industrial markets and expanded its portfolio of specialty fasteners in the aerospace and defense markets. The results of CAM subsequent to the date of acquisition are included in the Company's Industrial segment.

The CAM acquisition was accounted for as a business combination using the acquisition method of accounting. The following table summarizes the acquisition date value of identifiable net assets acquired and liabilities assumed adjusted for measurement period adjustments:

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
Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the expected cost synergies of the combined business and assembled workforce. Goodwill of $569.8 million will be deductible for tax purposes.
ACTUAL AND PRO-FORMA IMPACT FROM ACQUISITIONS
Actual Impact from Acquisitions
The Company did not complete any material acquisitions during 2022. As such, there was no material impact from new acquisitions on the Company's Consolidated Statements of Operations for the year ended December 31, 2022.

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

(Millions of Dollars, except per share amounts)	2022	2021
Net sales	$16,947.4	$17,890.8
Net earnings from continuing operations attributable to common shareowners - Diluted	318.3	1,666.0
Diluted earnings per share of common stock - Continuing operations	$2.03	$10.10

2022 Pro-forma Results

The 2022 pro-forma results were calculated by combining the actual results of Stanley Black & Decker, Inc. for the year ended December 31, 2022, inclusive of the results of MTD and Excel, with the following adjustment:

•Because the 2021 acquisitions were assumed to occur on December 29, 2019, there were no acquisition-related costs or inventory step-up charges factored into the 2022 pro-forma period, as such expenses would have occurred in the first year following the assumed acquisition date.

2021 Pro-forma Results

The 2021 pro-forma results were calculated by combining the results of Stanley Black & Decker, Inc. with the stand-alone results of the 2021 acquisitions for their respective pre-acquisition period. Accordingly, the following adjustments were made:

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

•Because the MTD acquisition was assumed to occur on December 29, 2019, the gain on investment and remeasurement of the Craftsman contingent consideration liability due to additional forecasted Craftsman sales resulting from the acquisition of MTD was not factored into the 2021 pro-forma year, as such gain and expense would have occurred in the first year following the assumed acquisition date.

INVESTMENTS

During 2022, 2021 and 2020, the Company made additional immaterial investments in new and emerging start-up companies focused on innovation, breakthrough products and advanced technologies. With the exception of two immaterial investments, these investments, which are included in Other assets in the Consolidated Balance Sheets, do not qualify for equity method accounting as the Company acquired less than 20 percent interest in each investment and does not have the ability to significantly influence the operating or financial decisions of any of the investees.

F. GOODWILL AND INTANGIBLE ASSETS
GOODWILL — The changes in the carrying amount of goodwill by segment are as follows:

(Millions of Dollars)	Tools & Outdoor	Industrial	Total
Balance January 2, 2021	$5,246.6	$2,646.5	$7,893.1
Acquisitions	777.3	(0.5)	776.8
Foreign currency translation and other	(50.2)	(29.0)	(79.2)
Balance January 1, 2022	$5,973.7	$2,617.0	$8,590.7
Acquisitions	90.5	—	90.5
Foreign currency translation and other	(124.5)	(54.0)	(178.5)
Balance December 31, 2022	$5,939.7	$2,563.0	$8,502.7
Goodwill totaling $2,088.0 million and $2,143.9 million from the previously reported Security segment was reclassified to assets held for sale as of January 1, 2022 and January 2, 2021, respectively. In July 2022, the Company completed the sale of its Security segment and $2,001.4 million of goodwill was included in the gain on sale in the third quarter of 2022. In addition, $39.0 million of goodwill was allocated to the Oil & Gas business based on the relative fair value of the business disposed, and was included in the determination of the impairment loss relating to the Oil & Gas business in the second quarter of 2022. Refer to Note T, Divestitures, for further discussion.
As required by the Company's policy, goodwill and indefinite-lived trade names were tested for impairment in the third quarter of 2022. The Company assessed the fair values of its three reporting units utilizing a discounted cash flow valuation model. The key assumptions used were discount rates and perpetual growth rates applied to cash flow projections. Also inherent in the discounted cash flow valuations were near-term revenue growth rates over the next six years. These assumptions contemplated business, market and overall economic conditions. Based on the results of the annual impairment testing performed in the third quarter of 2022, the Company determined that the fair values of each of its reporting units exceeded their respective carrying amounts.

INTANGIBLE ASSETS — Intangible assets at December 31, 2022 and January 1, 2022 were as follows:

	2022		2021
(Millions of Dollars)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized Intangible Assets — Definite lived
Patents and copyrights	$25.8	$(25.6)	$27.0	$(26.6)
Trade names	247.7	(118.0)	275.9	(118.8)
Customer relationships	2,881.2	(1,059.9)	3,027.5	(1,027.5)
Other intangible assets	129.6	(122.0)	147.6	(134.8)
Total	$3,284.3	$(1,325.5)	$3,478.0	$(1,307.7)

Net intangibles totaling $182.2 million were recognized as assets held for sale as of January 1, 2022.
Indefinite-lived trade names totaled $2.516 billion at December 31, 2022 and $2.525 billion at January 1, 2022. The year-over-year change is primarily due to currency fluctuations.
The fair values of the Company's indefinite-lived trade names were assessed using quantitative analyses, which utilized discounted cash flow valuation models taking into consideration appropriate discount rates, royalty rates and perpetual growth rates applied to projected sales. Based on the results of the annual impairment testing performed in the third quarter of 2022, the Company determined that the fair values of its indefinite-lived trade names exceeded their respective carrying amounts.
Intangible assets amortization expense by segment was as follows:

(Millions of Dollars)	2022	2021	2020
Tools & Outdoor	$108.1	$64.1	$61.5
Industrial	94.4	99.9	96.6
Discontinued Operations	—	39.1	43.5
Consolidated	$202.5	$203.1	$201.6
Future amortization expense in each of the next five years amounts to $191.3 million for 2023, $186.1 million for 2024, $172.8 million for 2025, $162.2 million for 2026, $154.1 million for 2027 and $1,092.3 million thereafter.

G. ACCRUED EXPENSES

(Millions of Dollars)	December 31, 2022	January 1, 2022
Payroll and related taxes	$192.0	$346.4
Income and other taxes	260.7	306.0
Customer rebates and sales returns	376.6	408.5
Insurance and benefits	95.3	83.0
Restructuring costs	62.3	31.7
Derivative financial instruments	16.1	8.7
Warranty costs	99.8	103.6
Deferred revenue	29.6	35.0
Freight costs	220.3	221.9
Environmental costs	39.4	46.1
Current lease liability	114.1	115.5
Forward stock purchase contract	—	330.4
Accrued interest	49.0	80.7
Other	565.5	523.5
Total	$2,120.7	$2,641.0

H. LONG-TERM DEBT AND FINANCING ARRANGEMENTS

		December 31, 2022						January 1, 2022
(Millions of Dollars)	Interest Rate	Notional Value	Unamortized Discount	Unamortized Gain (Loss) Terminated Swaps[1]	Purchase Accounting FV Adjustment	Deferred Financing Fees	Carrying Value	Carrying Value
Notes payable due 2025	2.30%	$500.0	$(0.5)	$—	$—	$(1.8)	$497.7	$—
Notes payable due 2026	3.40%	500.0	(0.3)	—	—	(1.4)	498.3	497.8
Notes payable due 2026	3.42%	25.0	—	—	1.4	—	26.4	24.9
Notes payable due 2026	1.84%	26.7	—	—	1.3	—	28.0	28.4
Notes payable due 2028	7.05%	150.0	—	6.0	5.8	—	161.8	163.9
Notes payable due 2028	4.25%	500.0	(0.2)	—	—	(2.6)	497.2	496.8
Notes payable due 2028	3.52%	50.0	—	—	3.8	(0.1)	53.7	49.9
Notes payable due 2030	2.30%	750.0	(1.8)	—	—	(3.7)	744.5	743.7
Notes payable due 2032	3.00%	500.0	(0.9)	—	—	(3.2)	495.9	—
Notes payable due 2040	5.20%	400.0	(0.2)	(26.1)	—	(2.4)	371.3	369.7
Notes payable due 2048	4.85%	500.0	(0.5)	—	—	(4.7)	494.8	494.6
Notes payable due 2050	2.75%	750.0	(1.9)	—	—	(7.8)	740.3	740.0
Notes payable due 2060 (junior subordinated)	4.00%	750.0	—	—	—	(8.8)	741.2	740.9
Other, payable in varying amounts 2024 through 2027	4.10%-4.31%	3.0	—	—	—	—	3.0	4.3
Total long-term debt, including current maturities		$5,404.7	$(6.3)	$(20.1)	$12.3	$(36.5)	$5,354.1	$4,354.9
Less: Current maturities of long-term debt							(1.2)	(1.3)
Long-term debt							$5,352.9	$4,353.6
1 Unamortized gain (loss) associated with interest rate swaps are more fully discussed in Note I, Financial Instruments.
As of December 31, 2022, the total aggregate annual principal maturities of long-term debt for the next five years and thereafter are as follows: $1.2 million in 2023, $1.1 million in 2024, $500.5 million in 2025, $551.9 million in 2026, and $4,350.0 million thereafter. There are immaterial principal maturities of long-term debt in 2027. These maturities represent the principal amounts to be paid and accordingly exclude the remaining $12.3 million of unamortized fair value adjustments made in acquisition accounting, which increased the Black & Decker note payable due 2028 and MTD notes payable due 2026 and 2028, as well as a net loss of $26.4 million pertaining to unamortized termination gains and losses on interest rate swaps and unamortized discounts on the notes as described in Note I, Financial Instruments, and $36.5 million of unamortized deferred financing fees.
In February 2022, the Company issued $500.0 million of senior unsecured term notes maturing February 24, 2025 ("2025 Term Notes") and $500.0 million of senior unsecured term notes maturing May 15, 2032 (“2032 Term Notes”). The 2025 Term Notes accrue interest at a fixed rate of 2.3% per annum and the 2032 Term Notes at a fixed rate of 3.0% per annum, with interest payable semi-annually in arrears, and rank equally in right of payment with all of the Company's existing and future unsecured unsubordinated debt. The Company received total net proceeds from this offering of approximately $992.6 million, net of approximately $7.4 million of underwriting expenses and other fees associated with the transaction. The Company used the net proceeds from the offering for general corporate purposes, including repayment of indebtedness under the commercial paper facilities.
In 2021, the Company assumed $110.9 million and $3.0 million of long-term debt from the acquisitions of MTD and Excel, respectively.

In November 2020, the Company redeemed the 3.4% senior unsecured term notes due 2021 (“2021 Term Notes”) and the 2.9% senior unsecured term notes due 2022 (“2022 Term Notes”) for approximately $1.2 billion representing the outstanding principal amounts, accrued and unpaid interest, and a make-whole premium. The Company recognized a net pre-tax loss of $46.9 million from the extinguishment, which was comprised of the $48.7 million make-whole premium payment and a $1.7 million loss related to the write-off of deferred financing fees, partially offset by a $3.5 million gain relating to the write-off of unamortized fair value swap terminations. The Company also recognized a pre-tax loss of $19.6 million relating to the unamortized loss on cash flow swap terminations related to the 2022 Term Notes. Refer to Note I, Financial Instruments, for further discussion.

Commercial Paper and Credit Facilities
The Company has a $3.5 billion commercial paper program which includes Euro denominated borrowings in addition to U.S. Dollars. As of December 31, 2022 and January 1, 2022, the Company had commercial paper borrowings outstanding of $2.1 billion and $2.2 billion, respectively.

The Company has a five-year $2.5 billion committed credit facility (the “5-Year Credit Agreement”). Borrowings under the 5-Year Credit Agreement may be made in U.S. Dollars, Euros or Pounds Sterling. A sub-limit amount of $814.3 million is designated for swing line advances which may be drawn in Euros pursuant to the terms of the 5-Year Credit Agreement. Borrowings bear interest at a floating rate plus an applicable margin dependent upon the denomination of the borrowing and specific terms of the 5-Year Credit Agreement. The Company must repay all advances under the 5-Year Credit Agreement by the earlier of September 8, 2026 or upon termination. The 5-Year Credit Agreement is designated to be a liquidity back-stop for the Company's $3.5 billion U.S. Dollar and Euro commercial paper program. As of December 31, 2022, and January 1, 2022, the Company had not drawn on its five-year committed credit facility.

In September 2022, the Company terminated its 364-Day $1.0 billion committed credit facility (the "364-Day Credit Agreement"), dated September 2021. There were no outstanding borrowings under the 364-Day Credit Agreement upon termination and as of January 1, 2022. Contemporaneously, the Company entered into a $1.5 billion syndicated 364-Day Credit Agreement (the “Syndicated 364-Day Credit Agreement”) which is a revolving credit loan. Borrowings under the Syndicated 364-Day Credit Agreement may be made in U.S. Dollars or Euros and bear interest at a floating rate plus an applicable margin dependent upon the denomination of the borrowing and pursuant to the terms of the Syndicated 364-Day Credit Agreement. The Company must repay all advances under the Syndicated 364-Day Credit Agreement by the earlier of September 6, 2023 or upon termination. The Company may, however, convert all advances outstanding upon termination into a term loan that shall be repaid in full no later than the first anniversary of the termination date provided that the Company, among other things, pays a fee to the administrative agent for the account of each lender. The Syndicated 364-Day Credit Agreement serves as part of the liquidity back-stop for the Company’s $3.5 billion U.S. Dollar and Euro commercial paper program. As of December 31, 2022, the Company had not drawn on its Syndicated 364-Day Credit Agreement.

In September 2022, the Company terminated its second 364-Day $1.0 billion committed credit facility (the "Second 364-Day Credit Agreement"), dated November 2021, and replaced it with a $0.5 billion revolving credit loan (the "Club 364-Day Credit Agreement"). There were no outstanding borrowings under the Second 364-Day Credit Agreement upon termination and as of January 1, 2022. Borrowings under the Club 364-Day Credit Agreement may be made in U.S. Dollars and Euros and bear interest at a floating rate plus an applicable margin dependent upon the denomination of the borrowing and pursuant to the terms of the Club 364-Day Credit Agreement. The Company must repay all advances under the Club 364-Day Credit Agreement by the earlier of September 6, 2023 or upon termination. The Company may, however, convert all advances outstanding upon termination into a term loan that shall be repaid in full no later than the first anniversary of the termination date provided that the Company, among other things, pays a fee to the administrative agent for the account of each lender. As of December 31, 2022, the Company had not drawn on its Club 364-Day Credit Agreement.

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
In addition, the Company has other short-term lines of credit that are primarily uncommitted, with numerous banks, aggregating to $281.8 million, of which $191.8 million was available at December 31, 2022. The $90 million of the short-term credit lines was utilized primarily pertaining to outstanding letters of credit for which there are no required or reported debt balances. Short-term arrangements are reviewed annually for renewal.

At December 31, 2022, the aggregate amount of short-term and long-term committed and uncommitted lines of credit was approximately $4.8 billion. In addition, at December 31, 2022, $2.1 billion was recorded as short-term commercial paper borrowings. The weighted-average interest rates on U.S. dollar denominated short-term borrowings for the years ended December 31, 2022 and January 1, 2022 were 2.3% and 0.1%, respectively. The weighted-average interest rate on Euro denominated short-term borrowings for the year ended January 1, 2022 was negative 0.5%. For the year ended December 31, 2022, the Company had not drawn on its Euro denominated short-term borrowings.
Interest paid relating to the Company's indebtedness, including long-term debt and commercial paper borrowings, during 2022, 2021 and 2020 amounted to $320.8 million, $177.1 million and $191.6 million, respectively.

The Company has an interest coverage covenant that must be maintained to permit continued access to its committed credit facilities described above. The interest coverage ratio tested for covenant compliance compares adjusted Earnings Before Interest, Taxes, Depreciation and Amortization to adjusted Interest Expense ("Adjusted EBITDA"/"Adjusted Interest Expense"). In February 2023, the Company entered into amendments to its 5-Year Credit Agreement, Syndicated 364-Day Credit Agreement, and Club 364-Day Credit Agreement to: (a) amend the definition of Adjusted EBITDA to allow for additional adjustment addbacks, not to exceed $500 million in the aggregate, for amounts incurred during each four fiscal quarter period beginning with the period ending in the third quarter of 2023 through the period ending in the second quarter of 2024, and (b) amend the minimum interest coverage ratio from 3.5 times to not less than 1.5 to 1.0 times computed quarterly, on a rolling twelve months (last twelve months) basis, for the period from and including the third quarter of 2023 through the second quarter of 2024. The minimum interest coverage ratio will revert back to 3.5 times for periods after the second quarter of 2024.

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

A summary of the fair values of the Company’s derivatives recorded in the Consolidated Balance Sheets at December 31, 2022 and January 1, 2022 follows:

(Millions of Dollars)	Balance Sheet Classification	2022	2021	Balance Sheet Classification	2022	2021
Derivatives designated as hedging instruments:
Interest Rate Contracts Cash Flow	Other current assets	$—	$1.2	Accrued expenses	$—	$1.9
Foreign Exchange Contracts Cash Flow	Other current assets	4.5	18.3	Accrued expenses	4.2	0.8
Net Investment Hedge	Other current assets	—	2.5	Accrued expenses	—	—
	LT other assets	—	3.3	LT other liabilities	—	—
Total Designated as hedging instruments		$4.5	$25.3		$4.2	$2.7
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other current assets	$7.7	$7.8	Accrued expenses	$11.9	$6.0
Total		$12.2	$33.1		$16.1	$8.7

The counterparties to all of the above mentioned financial instruments are major international financial institutions. The Company is exposed to credit risk for net exchanges under these agreements, but not for the notional amounts. The credit risk is limited to the asset amounts noted above. The Company limits its exposure and concentration of risk by contracting with diverse financial institutions and does not anticipate non-performance by any of its counterparties. Further, as more fully discussed in Note M, Fair Value Measurements, the Company considers non-performance risk of its counterparties at each reporting period and adjusts the carrying value of these assets accordingly. The risk of default is considered remote. As of December 31, 2022 and January 1, 2022, there were no assets that had been posted as collateral related to the above mentioned financial instruments.

Cash flows related to derivatives, including those that are separately discussed below, resulted in net cash received of $86.2 million in 2022, net cash paid of $166.8 million in 2021, and net cash received of $33.4 million in 2020.

CASH FLOW HEDGES — There were after-tax mark-to-market losses of $44.5 million and $49.8 million as of December 31, 2022 and January 1, 2022, respectively, reported for cash flow hedge effectiveness in Accumulated other comprehensive loss. An after-tax loss of $2.9 million is expected to be reclassified to earnings as the hedged transactions occur or as amounts are amortized within the next twelve months. The ultimate amount recognized will vary based on fluctuations of the hedged currencies and interest rates through the maturity dates.

The tables below detail pre-tax amounts of derivatives designated as cash flow hedges in Accumulated other comprehensive loss during the periods in which the underlying hedged transactions affected earnings for 2022, 2021 and 2020:

2022 (Millions of Dollars)	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Recognized in Income on Amounts Excluded from Effectiveness Testing
Interest Rate Contracts	$23.4	Interest expense	$(5.8)	$—
Foreign Exchange Contracts	$30.6	Cost of sales	$53.3	$—

2021 (Millions of Dollars)	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Recognized in Income on Amounts Excluded from Effectiveness Testing
Interest Rate Contracts	$14.9	Interest expense	$(3.9)	$—
Foreign Exchange Contracts	$24.1	Cost of sales	$(26.1)	$—

2020 (Millions of Dollars)	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income (Effective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion)
Interest Rate Contracts	$(70.9)	Interest expense	$(16.3)	$—
Foreign Exchange Contracts	$(16.1)	Cost of sales	$12.4	$—

A summary of the pre-tax effect of cash flow hedge accounting on the Consolidated Statements of Operations for 2022, 2021 and 2020 is as follows:

	2022		2021		2020
(Millions of dollars)	Cost of Sales	Interest Expense	Cost of Sales	Interest Expense	Cost of Sales	Interest Expense
Total amount in the Consolidated Statements of Operations in which the effects of the cash flow hedges are recorded	$12,663.3	$338.5	$10,189.1	$185.4	$8,431.9	$222.7
Gain (loss) on cash flow hedging relationships:
Foreign Exchange Contracts:
Hedged Items	$(53.3)	$—	$26.1	$—	$(12.4)	$—
Gain (loss) reclassified from OCI into Income	$53.3	$—	$(26.1)	$—	$12.4	$—
Interest Rate Swap Agreements:
Gain (loss) reclassified from OCI into Income [1]	$—	$(5.8)	$—	$(3.9)	$—	$(16.3)
1 Inclusive of the gain/loss amortization on terminated derivative financial instruments.

For 2022, after-tax gains of $26.4 million were reclassified from Accumulated other comprehensive loss into earnings (inclusive of the gain/loss amortization on terminated derivative financial instruments) during the periods in which the underlying hedged transactions affected earnings. For 2021 and 2020, after-tax losses of $17.0 million and $15.4 million, respectively, were reclassified.

Interest Rate Contracts: The Company enters into interest rate swap agreements in order to obtain the lowest cost source of funds within a targeted range of variable to fixed-rate debt proportions. The cash flows stemming from the maturity and termination of such interest rate swaps designated as cash flow hedges discussed below are presented within financing activities in the Consolidated Statements of Cash Flows.

The Company has no outstanding forward starting swaps as of December 31, 2022, and had $400.0 million of forward starting swaps outstanding as of January 1, 2022.

During 2021, the Company entered into forward starting interest rate swaps totaling $400.0 million to offset expected variability on future interest rate payments associated with debt instruments expected to be issued in the future. During 2022, these swaps were terminated resulting in a gain of $22.7 million which was recorded in Accumulated other comprehensive loss and is being amortized to interest expense over future periods.

In addition, during 2021, swaps entered into in 2019 totaling $400.0 million matured resulting in a loss of $75.3 million, which was recorded in Accumulated other comprehensive loss and is being amortized to interest expense over future periods.

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

Foreign Currency Contracts

Forward Contracts: Through its global businesses, the Company enters into transactions and makes investments denominated in multiple currencies that give rise to foreign currency risk. The Company and its subsidiaries regularly purchase inventory from subsidiaries with functional currencies different than their own, which creates currency-related volatility in the Company’s results of operations. The Company utilizes forward contracts to hedge these forecasted purchases and sales of inventory. Gains and losses reclassified from Accumulated other comprehensive loss are recorded in Cost of sales as the hedged item affects earnings. There are no components excluded from the assessment of effectiveness for these contracts. At December 31, 2022, and January 1, 2022, the notional values of the forward currency contracts outstanding were $281.7 million, maturing in 2023, and $512.1 million, maturing in 2022, respectively.

FAIR VALUE HEDGES

Interest Rate Risk: In an effort to optimize the mix of fixed versus floating rate debt in the Company’s capital structure, the Company enters into interest rate swaps. In prior years, the Company entered into interest rate swaps related to certain of its notes payable which were subsequently terminated. Amortization of the gain/loss on previously terminated swaps is reported as a reduction of interest expense. Prior to termination, the changes in fair value of the swaps and the offsetting changes in fair value related to the underlying notes were recognized in earnings. The Company did not have any active fair value interest rate swaps at December 31, 2022 or January 1, 2022.

A summary of the pre-tax effect of fair value hedge accounting on the Consolidated Statements of Operations for 2022, 2021 and 2020 is as follows:

	2022	2021	2020
(Millions of dollars)	Interest Expense	Interest Expense	Interest Expense
Total amount in the Consolidated Statements of Operations in which the effects of the fair value hedges are recorded	$338.5	$185.4	$222.7
Amortization of gain on terminated swaps	$(0.4)	$(0.4)	$(3.0)

In December 2020, the Company redeemed all of the outstanding 2021 Term Notes and 2022 Term Notes, as further discussed in Note H, Long-Term Debt and Financing Arrangements. As a result, the Company recorded a pre-tax gain of $3.5 million relating to the remaining unamortized gain on fair value swap terminations related to the 2021 Term Notes.

A summary of the amounts recorded in the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges as of December 31, 2022 and January 1, 2022 is as follows:

(Millions of dollars)	2022 Carrying Amount of Hedged Liability[1]	2022 Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liability
Current maturities of long-term debt	$1.2	Terminated Swaps	$—
Long-Term Debt	$533.1	Terminated Swaps	$(20.1)
1Represents hedged items no longer designated in qualifying fair value hedging relationships.

(Millions of dollars)	2021 Carrying Amount of Hedged Liability[1]	2021 Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liability
Current maturities of long-term debt	$1.3	Terminated Swaps	$—
Long-Term Debt	$533.6	Terminated Swaps	$(20.4)
1Represents hedged items no longer designated in qualifying fair value hedging relationships.

NET INVESTMENT HEDGES

Foreign Exchange Contracts: The Company utilizes net investment hedges to offset the translation adjustment arising from re-measurement of its investment in the assets and liabilities of its foreign subsidiaries. The total after-tax amounts in Accumulated other comprehensive loss were gains of $73.8 million and $71.8 million at December 31, 2022 and January 1, 2022, respectively.

As of December 31, 2022, the Company has no outstanding foreign exchange contracts.

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

Maturing foreign exchange contracts resulted in net cash received of $10.6 million in 2022, net cash paid of $55.1 million during 2021 and net cash received of $41.0 million during 2020.

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

The pre-tax gains and losses from fair value changes during 2022, 2021 and 2020 were as follows:

	2022
(Millions of Dollars)	Total Gain (Loss) Recorded in OCI	Excluded Component Recorded in OCI	Income Statement Classification	Total Gain (Loss) Reclassified from OCI to Income	Excluded Component Amortized from OCI to Income
Forward Contracts	$6.1	$0.6	Other, net	$0.7	$0.7
Cross Currency Swap	$(1.2)	$2.5	Other, net	$1.5	$1.5
Non-derivative designated as Net Investment Hedge	$(0.1)	$—	Other, net	$—	$—

	2021
(Millions of Dollars)	Total Gain (Loss) Recorded in OCI	Excluded Component Recorded in OCI	Income Statement Classification	Total Gain (Loss) Reclassified from OCI to Income	Excluded Component Amortized from OCI to Income
Forward Contracts	$(1.2)	$1.6	Other, net	$1.5	$1.5
Cross Currency Swap	$11.7	$24.6	Other, net	$3.7	$3.7
Non-derivative designated as Net Investment Hedge	$(6.7)	$—	Other, net	$—	$—

	2020
(Millions of Dollars)	Total Gain (Loss) Recorded in OCI	Excluded Component Recorded in OCI	Income Statement Classification	Total Gain (Loss) Reclassified from OCI to Income	Excluded Component Amortized from OCI to Income
Forward Contracts	$0.8	$—	Other, net	$—	$—
Cross Currency Swap	$(5.4)	$60.7	Other, net	$18.2	$18.2
Non-derivative designated as Net Investment Hedge	$(8.5)	$—	Other, net	$—	$—

UNDESIGNATED HEDGES

Foreign Exchange Contracts: Currency swaps and foreign exchange forward contracts are used to reduce risks arising from the change in fair value of certain foreign currency denominated assets and liabilities (such as affiliate loans, payables and receivables). The objective of these practices is to minimize the impact of foreign currency fluctuations on operating results. The total notional amount of the forward contracts outstanding at December 31, 2022 was $1.1 billion maturing on various dates through 2023. The total notional amount of the forward contracts outstanding at January 1, 2022 was $1.2 billion maturing on various dates through 2022. The gain (loss) recorded in the Consolidated Statements of Operations from changes in the fair value related to derivatives not designated as hedging instruments under ASC 815 for 2022, 2021 and 2020 are as follows:

(Millions of Dollars)	Income Statement Classification	2022	2021	2020
Foreign Exchange Contracts	Other-net	$5.0	$(10.8)	$(15.7)

J. CAPITAL STOCK
EARNINGS PER SHARE — The following table reconciles net earnings attributable to common shareowners and the weighted-average shares outstanding used to calculate basic and diluted earnings per share for the fiscal years ended December 31, 2022, January 1, 2022, and January 2, 2021.

	2022	2021	2020
Numerator (in millions):
Net Earnings from Continuing Operations Attributable to Common Shareowners	$164.3	$1,538.3	$1,129.8
Add: Contract adjustment payments accretion	1.2	1.3	1.7
Net Earnings from Continuing Operations Attributable to Common Shareowners - Diluted	165.5	1,539.6	1,131.5
Net earnings from discontinued operations	892.4	136.7	79.9
Net Earnings Attributable to Common Shareowners - Diluted	$1,057.9	$1,676.3	$1,211.4

	2022	2021	2020
Denominator (in thousands):
Basic weighted-average shares outstanding	148,170	158,760	154,176
Dilutive effect of stock contracts and awards	8,383	6,264	8,251
Diluted weighted-average shares outstanding	156,553	165,024	162,427

Earnings per share of common stock:
Basic earnings per share of common stock:
Continuing operations	$1.11	$9.69	$7.33
Discontinued operations	$6.02	$0.86	$0.52
Total basic earnings per share of common stock	$7.13	$10.55	$7.85

Diluted earnings per share of common stock:
Continuing operations	$1.06	$9.33	$6.97
Discontinued operations	$5.70	$0.83	$0.49
Total dilutive earnings per share of common stock	$6.76	$10.16	$7.46

The following weighted-average stock options were not included in the computation of weighted-average diluted shares outstanding because the effect would be anti-dilutive (in thousands):

	2022	2021	2020
Number of stock options	4,019	1,039	2,376

In November 2019, the Company issued 7,500,000 Equity Units with a total notional value of $750.0 million (“2019 Equity Units”). Each unit had a stated amount of $100 and initially consisted of a three-year forward stock purchase contract (“2022 Purchase Contracts”) for the purchase of a variable number of shares of common stock, on November 15, 2022, for a price of $100 and a 10% beneficial ownership interest in one share of 0% Series D Cumulative Perpetual Convertible Preferred Stock, without par, with a liquidation preference of $1,000 per share (“Series D Preferred Stock”). The shares associated with the forward stock purchase contracts component of the 2019 Equity Units have been reflected in diluted earnings per share using the if-converted method.

In November 2022, the Company generated cash proceeds of $750 million from the successful remarketing of the Series D Preferred Stock (the "Remarketed Series D Preferred Stock"). Upon completion of the remarketing, the holders of the 2019 Equity Units received 4,723,500 common shares and the Company issued 750,000 shares of Remarketed Series D Preferred Stock. Holders of the Remarketed Series D Preferred Stock were entitled to receive cumulative dividends, if declared by the Board of Directors, at an initial fixed rate equal to 7.5% per annum of the $1,000 per share liquidation preference (equivalent to $75.00 per annum per share). On November 15, 2022, the Company informed holders that it would redeem all outstanding shares of the Remarketed Series D Preferred Stock on December 22, 2022 at $1,007.71 per share in cash, which was equal to 100% of the liquidation preference of a share of Remarketed Series D Preferred Stock, plus accumulated and unpaid dividends to, but excluding December 22, 2022. In December 2022, the Company redeemed the Remarketed Series D Preferred Stock, paying $750 million in cash.

Upon the adoption of ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40), beginning in the first quarter of 2022, the common shares that would be required to settle the applicable conversion value of the Series D Preferred Stock were included in the denominator of diluted earnings per share using the if-converted method. In accordance with the standard, the Company increased weighted-average shares outstanding used to calculate diluted earnings per share for the year ended December 31, 2022 by 3.6 million shares.

In May 2017, the Company issued 7,500,000 Equity Units with a total notional value of $750.0 million (“2017 Equity Units”). Each unit had a stated amount of $100 and initially consisted of a three-year forward stock purchase contract (“2020 Purchase Contracts”) for the purchase of a variable number of shares of common stock, on May 15, 2020, for a price of $100, and a 10% beneficial ownership interest in one share of 0% Series C Cumulative Perpetual Convertible Preferred Stock, without par, with a liquidation preference of $1,000 per share (“Series C Preferred Stock”). The shares associated with the forward stock purchase contracts component of the 2017 Equity Units have been reflected in diluted earnings per share using the if-converted method.

In May 2020, the Company successfully remarketed the Series C Preferred Stock (the “Remarketed Series C Preferred Stock”) resulting in cash proceeds of $750.0 million. Upon completion of the remarketing, the holders of the 2017 Equity Units received 5,463,750 common shares and the Company issued 750,000 shares of Remarketed Series C Preferred Stock, without par, with a liquidation preference of $1,000 per share. Holders of the Remarketed Series C Preferred Stock were entitled to receive cumulative dividends, if declared by the Board of Directors, at an initial fixed rate equal to 5.0% per annum of the $1,000 per share liquidation preference (equivalent to $50.00 per annum per share). Beginning on May 15, 2020, the holders had the option to convert the Remarketed Series C Preferred Stock into common stock. At the election of the Company, upon conversion, the Company could deliver cash, common stock, or a combination thereof. In connection with the remarketing, the conversion rate was reset to 6.7352 shares of the Company's common stock per one share of Remarketed Series C Preferred Stock, which was equivalent to a conversion price of approximately $148.47 per share of common stock.

On April 28, 2021, the Company informed holders that it would redeem all outstanding shares of the Remarketed Series C Preferred Stock on June 3, 2021 at $1,002.50 per share in cash, which was equal to 100% of the liquidation preference of a share of Remarketed Series C Preferred Stock, plus accumulated and unpaid dividends to, but excluding June 3, 2021. If a holder elected to convert its shares of Remarketed Series C Preferred Stock prior to June 3, 2021, the Company elected a combination settlement with a specified cash amount of $1,000 per share. In June 2021, the Company redeemed the Remarketed Series C Preferred Stock and settled all conversions, paying $750 million in cash and issuing 1,469,055 common shares. The conversion rate used was 6.7548 (equivalent to a conversion price set at $148.04 per common share). Prior to the Series C redemption date, the Remarketed Series C Preferred Stock was excluded from the denominator of the diluted earnings per share calculation on the basis that the Remarketed Series C Preferred Stock would be settled in cash except to the extent that the conversion value exceeded its liquidation preference. Therefore, before any redemption or conversion, the common shares that would be required to settle the applicable conversion value in excess of the liquidation preference were included in the denominator of diluted earnings per share in periods in which they were dilutive.

See “Other Equity Arrangements” below for further details of the above transactions.
COMMON STOCK ACTIVITY — Common stock activity for 2022, 2021 and 2020 was as follows:

	2022	2021	2020
Outstanding, beginning of year	163,328,776	160,752,262	153,506,409
Issued from treasury	5,711,974	3,105,587	7,474,394
Returned to treasury	(16,057,220)	(529,073)	(228,541)
Outstanding, end of year	152,983,530	163,328,776	160,752,262
Shares subject to the forward share purchase contract	(3,645,510)	(3,645,510)	(3,645,510)
Outstanding, less shares subject to the forward share purchase contract	149,338,020	159,683,266	157,106,752
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
Upon completion of the remarketing of the Series D Preferred Stock in November 2022, the holders of the 2019 Equity Units received 4,723,500 common shares and the Company issued 750,000 shares of Remarketed Series D Preferred Stock.
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
In March 2015, the Company entered into a forward share purchase contract with a financial institution counterparty for 3,645,510 shares of common stock. The contract obligates the Company to pay $350.0 million, plus an additional amount related to the forward component of the contract. In November 2022, the Company amended the forward share purchase contract and updated the final settlement date to November 2024, or earlier at the Company's option. The reduction of common shares outstanding was recorded at the inception of the forward share purchase contract in March 2015 and factored into the calculation of weighted-average shares outstanding at that time.
COMMON STOCK RESERVED — Common stock shares reserved for issuance under various employee and director stock plans at December 31, 2022 and January 1, 2022 are as follows:

	2022	2021
Employee stock purchase plan	1,251,699	1,388,655
Other stock-based compensation plans	8,403,765	5,260,005
Total shares reserved	9,655,464	6,648,660

STOCK-BASED COMPENSATION PLANS — The Company has stock-based compensation plans for salaried employees and non-employee members of the Board of Directors. The plans provide for discretionary grants of stock options, restricted stock units and other stock-based awards.

On February 16, 2022, the Board of Directors adopted the 2022 Omnibus Award Plan (the “2022 Plan”) and authorized the issuance of 9,800,000 shares of the Company’s common stock in connection with awards pursuant to the 2022 Plan and no further awards will be issued under the Company’s 2018 Omnibus Award Plan (the “2018 Plan”). As discussed further below, the Company has granted stock options, restricted share units and awards, performance stock units, and long-term performance awards, under the 2022 Plan and 2018 Plan to senior management employees and non-employee members of the Board of Directors.
The plans are generally administered by the Compensation and Talent Development Committee of the Board of Directors, consisting of non-employee directors.
Stock Option Valuation Assumptions:
Stock options are granted at the fair market value of the Company’s common stock on the date of grant and have a maximum 10-year term. Generally, stock option grants vest ratably over three or four years from the date of grant.
The following describes how certain assumptions affecting the estimated fair value of stock options are determined: the expected volatility is based on an average of the market implied volatility and historical volatility for the expected life; the dividend yield is computed as the annualized dividend rate at the date of the grant divided by the strike price of the stock option; the risk-free interest rate is based on U.S. Treasury securities with maturities equal to the expected life of the option; and a forfeiture rate of seven to nine percent is assumed. The Company uses historical data in order to estimate forfeitures and holding period behavior for valuation purposes.
The fair value of stock option grants is estimated on the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used to value grants made in 2022, 2021 and 2020:

	2022	2021	2020
Average expected volatility	38.6%	34.0%	35.0%
Dividend yield	3.7%	1.6%	1.6%
Risk-free interest rate	3.2%	1.3%	0.4%
Expected life	4.2 years	5.3 years	5.3 years
Fair value per option	$20.00	$52.39	$48.36
Weighted-average vesting period	1.7 years	2.9 years	2.8 years

Stock Options:
The number of stock options and weighted-average exercise prices as of December 31, 2022 are as follows:

	Options	Price
Outstanding, beginning of year	5,573,672	$151.46
Granted	868,139	78.83
Exercised	(295,451)	86.30
Forfeited	(864,647)	169.79
Outstanding, end of year	5,281,713	$140.22
Exercisable, end of year	3,591,149	$145.59

At December 31, 2022, the range of exercise prices on outstanding stock options was $77.83 to $193.97 per share. Stock option expense was $27.1 million, $36.4 million and $31.6 million for the years ended December 31, 2022, January 1, 2022 and January 2, 2021, respectively. At December 31, 2022, the Company had $40.5 million of unrecognized pre-tax compensation expense for stock options. This expense will be recognized over the remaining vesting periods which are 2.3 years on a weighted-average basis.

During 2022, the Company received $25.5 million in cash from the exercise of stock options. The related cash tax benefit from the exercise of these options was $1.2 million. During 2022, 2021 and 2020, the total intrinsic value of options exercised was $4.6 million, $85.3 million and $104.3 million, respectively. When options are exercised, the related shares are issued from treasury stock.

An excess tax benefit is generated on the extent to which the actual gain, or spread, an optionee receives upon exercise of an option exceeds the fair value determined at the grant date; that excess spread over the fair value of the option times the applicable tax rate represents the excess tax benefit. During 2022, the shortfall recognized was $0.1 million. During 2021 and 2020, the excess tax benefit arising from tax deductions in excess of recognized compensation cost totaled $14.1 million and $17.6 million, respectively, and was recorded in income tax expense.
Outstanding and exercisable stock option information at December 31, 2022 follows:

	Outstanding Stock Options			Exercisable Stock Options
Exercise Price Ranges	Options	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Options	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$100.00 and below	1,045,223	8.29	$80.46	207,890	1.69	$91.05
100.01 — 165.00	2,257,043	5.24	132.05	2,078,188	5.05	131.04
165.01 — higher	1,979,447	7.10	181.09	1,305,071	6.37	177.45
	5,281,713	6.54	$140.22	3,591,149	5.34	$145.59
Compensation cost for new grants is recognized on a straight-line basis over the vesting period. The expense for retirement eligible employees (those aged 55 and over and with 10 or more years of service) is recognized by the date they become retirement eligible, as such employees may retain their options for the 10-year contractual term in the event they retire prior to the end of the vesting period stipulated in the grant.
As of December 31, 2022, both the aggregate intrinsic value of stock options outstanding and stock options exercisable was zero.
Employee Stock Purchase Plan:
The Employee Stock Purchase Plan (“ESPP”) enables eligible employees in the United States, Canada and Israel to purchase shares of the Company's common stock at the lower of 85.0% of the fair market value of the shares on the grant date ($151.46 per share for fiscal year 2022 purchases) or 85.0% of the fair market value of the shares on the last business day of each month. A maximum of 1,600,000 shares are authorized for subscription. During 2022, 2021 and 2020, 136,956 shares, 92,307 shares and 119,038 shares, respectively, were issued under the plan at average prices of $96.09, $150.21, and $110.97 per share, respectively, and the intrinsic value of the ESPP purchases was $2.3 million, $3.9 million and $3.3 million, respectively. For 2022, the Company received $13.2 million in cash from ESPP purchases, and there was no related tax benefit. The fair value of ESPP shares was estimated using the Black-Scholes option pricing model. ESPP compensation cost is recognized ratably over the one-year term based on actual employee stock purchases under the plan. The fair value of the employees’ purchase rights under the ESPP was estimated using the following assumptions for 2022, 2021 and 2020, respectively: dividend yield of 1.7%, 1.6% and 1.7%; expected volatility of 25.0%, 55.0% and 28.0%; risk-free interest rates of 0.2%, 0.1%, and 1.6%; and expected lives of one year. The weighted-average fair value of those purchase rights granted in 2022, 2021 and 2020 was $38.51, $45.46 and $41.02, respectively. Total compensation expense recognized for ESPP was $3.3 million in 2022, $4.4 million in 2021 and $3.9 million in 2020.
Restricted Share Units and Awards:
Compensation cost for restricted share units and awards, including restricted shares granted to French employees in lieu of RSUs, (collectively “RSUs”) granted to employees is recognized ratably over the vesting term, which varies but is generally three or four years. RSU grants totaled 870,848 shares, 463,084 shares and 325,448 shares in 2022, 2021 and 2020, respectively. The weighted-average grant date fair value of RSUs granted in 2022, 2021 and 2020 was $85.05, $193.66 and $165.44 per share, respectively.
Total compensation expense recognized for RSUs amounted to $50.6 million, $47.3 million and $35.6 million in 2022, 2021 and 2020, respectively. The actual tax benefit received related to the shares that were delivered in 2022 was $6.2 million. The shortfall recognized in 2022 was $3.6 million. The excess tax benefit recognized in 2021 and 2020 was $2.5 million and $2.3 million, respectively. As of December 31, 2022, unrecognized compensation expense for RSUs amounted to $94.1 million and will be recognized over a weighted-average period of 1.9 years.
A summary of non-vested restricted share units and award activity as of December 31, 2022, and changes during the year then ended is as follows:

	Restricted Share Units & Awards	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2022	978,351	$173.06
Granted	870,848	85.05
Vested	(308,783)	163.11
Forfeited	(273,954)	171.08
Non-vested at December 31, 2022	1,266,462	$115.02
The total fair value of vested RSUs (market value on the date vested) during 2022, 2021 and 2020 was $38.9 million, $53.3 million and $58.5 million, respectively.
Prior to 2020, non-employee members of the Board of Directors received annual restricted share-based grants which must be cash settled and accordingly mark-to-market accounting is applied. In 2022, the Company recognized $9.8 million of income for these awards. In 2021 and 2020, the Company recognized $1.1 million and $1.6 million of expense for these awards, respectively. Beginning in 2020, the annual grant issued to non-employee members of the Board of Directors is stock settled. The expense related to the annual grant in 2022, 2021, and 2020 was $1.8 million, $2.0 million, and $1.4 million respectively. Additionally, members of the Board of Directors were granted restricted share units for which compensation expense of $1.2 million, $1.4 million, and $1.0 million was recognized for 2022, 2021 and 2020, respectively.
Management Incentive Compensation Plan Performance Stock Units:
In 2020 and 2019, the Company granted Performance Stock Units (collectively "MICP-PSUs") under the Management Incentive Compensation Plan ("MICP") to participating employees. Awards are payable in shares of common stock and generally no award is made if the employee terminates employment prior to the settlement dates. The delivery of the shares related to the 2020 and 2019 MICP-PSU grant will occur ratably in 2021, 2022, and 2023 for the 2020 MICP and in 2020, 2021, and 2022 for the 2019 MICP. The total shares to be delivered are based on actual 2020 and 2019 performance in relation to the established goals.

A summary of the activity pertaining to the maximum number of shares that may be issued is as follows:

	MICP PSUs	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2022	249,730	$100.73
Granted	—	—
Vested	(144,923)	104.32
Forfeited	(37,109)	99.75
Non-vested at December 31, 2022	67,698	$93.58

Compensation cost for these performance awards is recognized ratably over the vesting term of three years. Total expense recognized in 2022, 2021 and 2020 related to these MICP-PSUs approximated $9.1 million, $15.7 million and $18.5 million, respectively. The actual tax benefit received related to the shares that were delivered in 2022 and 2021 was $3.6 million and $5.6 million, respectively.
Long-Term Performance Awards:
The Company has granted Long-Term Performance Awards (“LTIP”) under its 2022 Omnibus Award Plan and 2018 Omnibus Award Plan to senior management employees for achieving Company performance measures. Awards are payable in shares of common stock, which may be restricted if the employee has not achieved certain stock ownership levels, and generally no award is made if the employee terminates employment prior to the settlement date. LTIP grants were made in 2020, 2021 and 2022. Each grant has two separate annual performance goals for each year within the respective three-year performance period and one market-based metric measured over the three-year performance period. Earnings per share and cash flow return on investment represent 75% of the grant value. The market-based metric, representing 25% of the total grant value measures the Company’s common stock return relative to peers over the three-year performance period. The ultimate delivery of shares will occur in 2023, 2024, and 2025 for the 2020, 2021 and 2022 grants, respectively. Share settlements are based on actual performance in relation to these goals.
In 2022, income of $2.4 million was recognized related to these performance awards. Expense recognized for these performance awards amounted to $11.1 million in 2021 and $17.1 million in 2020. With the exception of the market-based metric comprising 25% of the award, in the event performance goals are not met, compensation cost is not recognized and any previously recognized compensation cost is reversed. The actual tax benefit received related to the shares that were delivered in 2022 and 2021 was $1.3 million and $0.8 million, respectively. The shortfall recognized in 2022 was less than $0.1 million. The excess tax benefit recognized was $0.1 million and $0.7 million in 2021 and 2020, respectively.
A summary of the activity pertaining to the maximum number of shares that may be issued is as follows:

	LTIP Units	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2022	649,806	$145.90
Granted	250,518	157.05
Vested	(92,589)	123.56
Forfeited	(273,149)	139.67
Non-vested at December 31, 2022	534,586	$158.18

OTHER EQUITY ARRANGEMENTS

2019 Equity Units and Capped Call Transactions

In November 2019, in conjunction with the issuance of the 2019 Equity Units, as further discussed above, the Company received approximately $734.5 million in cash proceeds, net of offering expenses and underwriting costs and commissions. The proceeds were attributed to the issuance of 750,000 shares of Series D Preferred Stock for $620.3 million and $114.2 million for the present value of the quarterly payments to holders of the 2022 Purchase Contracts (“Contract Adjustment Payments”), as discussed further below. The proceeds were used, together with cash on hand, to redeem long-term debt. The Company also used $19.2 million of the proceeds to enter into capped call transactions utilized to hedge potential economic dilution as described in more detail below.

The 2019 Equity Units were accounted for as one unit of account based on the economic linkage between the 2022 Purchase Contracts and Series D Preferred Stock, as well as the combination criteria outlined in ASC 815. The 2019 Equity Units represented mandatorily convertible preferred stock.

In November 2019, the Company issued 750,000 shares of Series D Preferred Stock, without par, with a liquidation preference of $1,000 per share. The convertible preferred stock initially did not bear any dividends and the liquidation preference of the convertible preferred stock did not accrete. The convertible preferred stock had no maturity date and remained outstanding unless converted by holders or redeemed by the Company. Holders of shares of the convertible preferred stock generally had no voting rights. The Series D Preferred Stock was pledged as collateral to support holders’ purchase obligations under the 2022 Purchase Contracts.

In November 2022, upon completion of the remarketing, the holders of the 2019 Equity Units converted their Series D Preferred Stock, valued at $620.3 million, and received 4,723,500 common shares using a reference price of $131.32 per common share. The Company generated cash proceeds of $750.0 million from the successful remarketing and issued 750,000 shares of Remarketed Series D Preferred Stock.

The Company paid Contract Adjustment Payments to holders of the 2022 Purchase Contracts at a rate of 5.25% per annum, payable quarterly in arrears on February 15, May 15, August 15 and November 15, which commenced on February 15, 2020. The $114.2 million present value of the Contract Adjustment Payments reduced the Series D Preferred Stock at inception. As each quarterly Contract Adjustment Payment was made, the related liability was reduced and the difference between the cash payment and the present value accreted to interest expense, approximately $1.3 million per year over the three-year term. On November 15, 2022, the Company paid the final contract adjustment payment related to the 2022 Purchase Contracts.

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

The capped call transactions had a term of approximately three years and were intended to cover the number of shares issuable upon conversion of the Series D Preferred Stock. Subject to customary anti-dilution adjustments, the capped call had an initial lower strike price of $191.34, which corresponded to the minimum 5.2263 settlement rate of the Series D Preferred Stock, and an upper strike price of $207.29, which was approximately 30% higher than the closing price of the Company’s common stock on November 7, 2019. In November 2022, the capped call options expired out of the money.

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

The 2017 Equity Units were accounted for as one unit of account based on the economic linkage between the 2020 Purchase Contracts and the Series C Preferred Stock, as well as the combination criteria outlined in ASC 815. The 2017 Equity Units represented mandatorily convertible preferred stock.

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

As discussed further above, the Company successfully remarketed the Series C Preferred Stock in May 2020. Subsequent to the remarketing, holders of the Remarketed Series C Preferred Stock were entitled to receive, if declared by the Board of Directors, cumulative dividends (i) from, and including May 15, 2020 to, but excluding, May 15, 2023 (the "dividend step-up date”) at a fixed rate equal to 5.0% per annum of the $1,000 per share liquidation preference (equivalent to $50.00 per annum per share) and (ii) from, and including, the dividend step-up date at a fixed rate equal to 10.0% per annum of the $1,000 per share liquidation preference (equivalent to $100.00 per annum per share). Dividends were cumulative on the $1,000 liquidation preference per share and were payable, as declared by the Board of Directors, quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, beginning on August 15, 2020. Dividends accrued on the Remarketed Series C Preferred Stock reduced net earnings for purposes of calculating earnings per share.

In May 2020, the Company generated cash proceeds of $750.0 million from the successful remarketing of the Series C Preferred Stock. Upon completion of the remarketing in May 2020, the holders of the 2017 Equity Units received 5,463,750 common shares using the maximum settlement rate of 0.7285 (equivalent to a reference price of $137.26 per common share), and the Company issued 750,000 shares of Remarketed Series C Preferred Stock.

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

(Millions of Dollars)	Currency translation adjustment and other	(Losses) gains on cash flow hedges, net of tax	Gains (losses) on net investment hedges, net of tax	Pension (losses) gains, net of tax	Total
Balance - January 2, 2021	$(1,235.3)	$(103.0)	$72.8	$(448.2)	$(1,713.7)
Other comprehensive (loss) income before reclassifications	(307.7)	36.2	2.9	107.0	(161.6)
Reclassification adjustments to earnings	—	17.0	(3.9)	16.6	29.7
Net other comprehensive (loss) income	(307.7)	53.2	(1.0)	123.6	(131.9)
Balance - January 1, 2022	$(1,543.0)	$(49.8)	$71.8	$(324.6)	$(1,845.6)
Other comprehensive (loss) income before reclassifications	(328.3)	31.7	3.7	73.4	(219.5)
Adjustments related to sales of businesses	(36.1)	—	—	—	(36.1)
Reclassification adjustments to earnings	—	(26.4)	(1.7)	9.8	(18.3)
Net other comprehensive (loss) income	(364.4)	5.3	2.0	83.2	(273.9)
Balance - December 31, 2022	$(1,907.4)	$(44.5)	$73.8	$(241.4)	$(2,119.5)

The Company uses the portfolio method for releasing the stranded tax effects from Accumulated other comprehensive loss. The reclassifications out of Accumulated other comprehensive loss for the years ended December 31, 2022 and January 1, 2022 were as follows:

(Millions of Dollars)	2022	2021
Components of Accumulated other comprehensive loss	Reclassification adjustments	Reclassification adjustments	Affected line item in Consolidated Statements of Operations
Realized gains (losses) on cash flow hedges	$53.3	$(26.1)	Cost of sales
Realized losses on cash flow hedges	(5.8)	(3.9)	Interest expense
Total before taxes	$47.5	$(30.0)
Tax effect	(21.1)	13.0	Income taxes
Realized gains (losses) on cash flow hedges, net of tax	$26.4	$(17.0)

Realized gains on net investment hedges	$2.2	$5.2	Other, net
Tax effect	(0.5)	(1.3)	Income taxes
Realized gains on net investment hedges, net of tax	$1.7	$3.9

Actuarial losses and prior service costs / credits	(13.3)	(21.0)	Other, net
Settlement losses	—	(1.1)	Other, net
Total before taxes	(13.3)	(22.1)
Tax effect	3.5	5.5	Income taxes
Amortization of defined benefit pension items, net of tax	$(9.8)	$(16.6)

L. EMPLOYEE BENEFIT PLANS

EMPLOYEE STOCK OWNERSHIP PLAN (“ESOP”) — Most U.S. employees may make contributions that do not exceed 25% of their eligible compensation to a tax-deferred 401(k) savings plan, subject to restrictions under tax laws. Employees generally direct the investment of their own contributions into various investment funds. An employer match benefit is provided under the plan equal to one-half of each employee’s tax-deferred contribution up to the first 7% of their compensation. Participants direct the entire employer match benefit such that no participant is required to hold the Company’s common stock in their 401(k) account. The employer match benefit totaled $32.2 million, $28.0 million and $9.2 million in 2022, 2021 and 2020, respectively. In 2020, the employer match benefit was suspended from the second quarter to the end of the year.

In addition, approximately 9,370 U.S. salaried and non-union hourly employees are eligible to receive a non-contributory benefit under the Core benefit plan. Core benefit allocations range from 2% to 6% of eligible employee compensation based on age. Allocations for benefits earned under the Core plan were $28.9 million, $31.1 million, and $5.4 million in 2022, 2021 and 2020, respectively. In 2020, the Core allocations were also suspended from the second quarter to the end of the year. Assets held in participant Core accounts are invested in target date retirement funds which have an age-based allocation of investments.

Prior to 2021, shares of the Company's common stock that were purchased with the proceeds of borrowings from the Company in 1991 ("1991 internal loan") were held by the ESOP. Shareowners' equity reflected a reduction equal to the cost basis of unallocated shares purchased with the internal borrowings. Unallocated shares were released from the trust based on current period debt principal and interest payments as a percentage of total future debt principal and interest payments. Dividends on both allocated and unallocated shares were used for debt service and to credit participant accounts for dividends earned on allocated shares. Dividends paid on the shares acquired with the 1991 internal loan were used solely to pay internal loan debt service in all periods. There were no unallocated shares remaining as of December 31, 2022, as all shares in the ESOP trust holding account were released as of the first quarter of 2020.

The Company’s net ESOP activity resulted in expense of $61.1 million, $59.1 million, and $4.4 million in 2022, 2021, and 2020 respectively. Net ESOP activity recognized for 2022 and 2021 is comprised of the aforementioned Core and 401(k) match defined contribution benefits. Net ESOP activity for 2020 is comprised of the cost basis of shares released, the cost of the aforementioned Core and 401(k) match defined contribution benefits, less the fair value of shares released and dividends on unallocated ESOP shares and was affected by the market value of the Company’s common stock on the monthly dates when shares were released. The weighted-average market value of shares released was $146.08 per share in 2020.

The Company made cash contributions totaling $67.8 million in 2022, $35.7 million in 2021 and $9.2 million in 2020, excluding additional contributions of $7.2 million in 2020, which was used by the ESOP to make additional payments on the 1991 internal loan. These payments triggered the release of 226,212 shares of unallocated stock in 2020. Dividends on ESOP shares, which were charged to shareowners’ equity as declared, were $1.3 million in 2020, net of the tax benefit which was recorded in earnings. Interest costs incurred by the ESOP on the 1991 internal loan, which had no earnings impact, were $0.1 million for 2020. Both allocated and unallocated ESOP shares were treated as outstanding for purposes of computing earnings per share.

PENSION AND OTHER BENEFIT PLANS — The Company sponsors pension plans covering most domestic hourly and certain executive employees, and approximately 14,300 foreign employees. Benefits are generally based on salary and years of service, except for U.S. collective bargaining employees whose benefits are based on a stated amount for each year of service.

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

In addition to the multi-employer plans, various other defined contribution plans are sponsored worldwide. As of December 31, 2022 and January 2, 2021, the Company had $95.6 million and $135.8 million, respectively, of liabilities pertaining to an unfunded supplemental defined contribution plan for certain U.S. employees.

The expense (benefit) for defined contribution plans, aside from the earlier discussed ESOP plans, are as follows:

(Millions of Dollars)	2022	2021	2020
Multi-employer plan expense	$6.0	$7.1	$7.8
Other defined contribution plan (benefit) expense	$(2.4)	$28.6	$24.9

The components of net periodic pension (benefit) expense are as follows:

	U.S. Plans			Non-U.S. Plans
(Millions of Dollars)	2022	2021	2020	2022	2021	2020
Service cost	$6.2	$6.5	$6.8	$15.1	$17.6	$16.1
Interest cost	33.6	23.0	35.3	22.9	16.7	22.5
Expected return on plan assets	(60.9)	(54.9)	(58.7)	(37.7)	(39.9)	(41.2)
Amortization of prior service cost (credit)	0.9	1.1	1.0	(0.7)	(0.8)	(0.7)
Actuarial loss amortization	5.9	9.2	8.5	7.9	12.2	11.7
Special termination benefit	—	—	—	—	—	0.2
Settlement / curtailment loss	0.2	0.4	—	0.2	0.7	0.6
Net periodic pension (benefit) expense	$(14.1)	$(14.7)	$(7.1)	$7.7	$6.5	$9.2

The Company provides medical and dental benefits for certain retired employees in the United States, Brazil, and Canada. Approximately 20,800 participants are covered under these plans. Net periodic post-retirement benefit expense was comprised of the following:

	Other Benefit Plans
(Millions of Dollars)	2022	2021	2020
Service cost	$0.3	$0.4	$0.6
Interest cost	1.5	0.9	1.5
Amortization of prior service credit	—	(0.7)	(1.3)
Actuarial (gain) loss amortization	(0.7)	—	0.3
Settlement / curtailment gain	(0.4)	—	—
Special termination benefit	6.9	—	16.1
Net periodic post-retirement expense	$7.6	$0.6	$17.2

The components of net periodic post-retirement benefit expense other than the service cost component are included in Other, net in the Consolidated Statements of Operations.

Changes in plan assets and benefit obligations recognized in Accumulated other comprehensive loss in 2022 are as follows:

(Millions of Dollars)	2022
Current year actuarial gain	$(75.1)
Amortization of actuarial loss	(13.3)
Prior service cost from plan amendments	1.2
Settlement / curtailment loss	—
Currency / other	(24.5)
Total gain recognized in Accumulated other comprehensive loss (pre-tax)	$(111.7)

The changes in the pension and other post-retirement benefit obligations, fair value of plan assets, as well as amounts recognized in the Consolidated Balance Sheets, are shown below.

	U.S. Plans		Non-U.S. Plans		Other Benefits
(Millions of Dollars)	2022	2021	2022	2021	2022	2021
Change in benefit obligation
Benefit obligation at end of prior year	$1,458.2	$1,404.3	$1,490.4	$1,622.3	$50.3	$61.2
Service cost	6.2	6.5	15.1	17.6	0.3	0.4
Interest cost	33.6	23.0	22.9	16.7	1.5	0.9
Special termination benefit	—	—	—	—	6.9	—
Settlements/curtailments	(10.7)	(0.8)	(4.4)	(15.3)	(0.4)	—
Actuarial gain	(314.7)	(47.2)	(409.5)	(92.4)	(9.5)	(6.6)
Plan amendments	0.7	0.8	0.1	0.1	0.4	—
Foreign currency exchange rate changes	—	—	(133.1)	(37.7)	(0.2)	(0.2)
Participant contributions	—	—	0.2	0.2	—	—
Acquisitions, divestitures, and other	(4.5)	152.4	2.2	28.9	—	—
Benefits paid	(85.3)	(80.8)	(52.9)	(50.0)	(6.5)	(5.4)
Benefit obligation at end of year	$1,083.5	$1,458.2	$931.0	$1,490.4	$42.8	$50.3
Change in plan assets
Fair value of plan assets at end of prior year	$1,340.1	$1,191.5	$1,226.6	$1,229.6	$—	$—
Actual return on plan assets	(279.0)	63.4	(281.3)	17.9	—	—
Participant contributions	—	—	0.2	0.2	—	—
Employer contributions	7.0	13.8	18.4	20.8	6.5	5.4
Settlements	(11.0)	(0.8)	(4.4)	(13.7)	—	—
Foreign currency exchange rate changes	—	—	(121.0)	(15.6)	—	—
Acquisitions, divestitures, and other	(4.5)	153.0	(2.2)	37.4	—	—
Benefits paid	(85.3)	(80.8)	(52.9)	(50.0)	(6.5)	(5.4)
Fair value of plan assets at end of plan year	$967.3	$1,340.1	$783.4	$1,226.6	$—	$—
Funded status — assets less than benefit obligation	$(116.2)	$(118.1)	$(147.6)	$(263.8)	$(42.8)	$(50.3)
Unrecognized prior service cost (credit)	2.9	3.5	(13.8)	(16.4)	0.4	0.1
Unrecognized net actuarial loss (gain)	233.2	213.4	143.1	268.3	(18.3)	(9.7)
Net amount recognized	$119.9	$98.8	$(18.3)	$(11.9)	$(60.7)	$(59.9)

	U.S. Plans		Non-U.S. Plans		Other Benefits
(Millions of Dollars)	2022	2021	2022	2021	2022	2021
Amounts recognized in the Consolidated Balance Sheets
Prepaid benefit cost (non-current)	$4.1	$0.6	$67.7	$62.4	$—	$—
Current benefit liability	(6.1)	(6.0)	(9.5)	(10.3)	(8.9)	(7.5)
Non-current benefit liability	(114.2)	(112.7)	(205.8)	(315.9)	(33.9)	(42.8)
Net liability recognized	$(116.2)	$(118.1)	$(147.6)	$(263.8)	$(42.8)	$(50.3)

Accumulated other comprehensive loss (pre-tax):
Prior service cost (credit)	$2.9	$3.5	$(13.8)	$(16.4)	$0.4	$0.1
Actuarial loss (gain)	233.2	213.4	143.1	268.3	(18.3)	(9.7)
	236.1	216.9	129.3	251.9	(17.9)	(9.6)
Net amount recognized	$119.9	$98.8	$(18.3)	$(11.9)	$(60.7)	$(59.9)

Actuarial losses and gains reflected in the table above are driven by changes in demographic experience, changes in assumptions, and differences in actual returns on investments compared to estimated returns from the prior year. For the year ended December 31, 2022, the overall funded position improved and the benefit obligation decreased primarily driven by the improvement in the single equivalent discount rate used to measure these obligations. However, the actual return on plan assets during the year was less than assumed which partially offsets and decreases the funded position.
The accumulated benefit obligation for all benefit plans was $2.023 billion at December 31, 2022 and $2.943 billion at January 1, 2022. The following table provides information regarding pension plans in which accumulated benefit obligations exceed plan assets as of December 31, 2022 and January 1, 2022:

	U.S. Plans		Non-U.S. Plans
(Millions of Dollars)	2022	2021	2022	2021
Accumulated benefit obligation	$982.3	$1,299.8	$208.7	$326.1
Fair value of plan assets	$862.0	$1,184.6	$25.7	$50.3
The following table provides information regarding pension plans in which projected benefit obligations (inclusive of anticipated future compensation increases) exceed plan assets as of December 31, 2022 and January 1, 2022:

	U.S. Plans		Non-U.S. Plans
(Millions of Dollars)	2022	2021	2022	2021
Projected benefit obligation	$982.3	$1,303.3	$266.7	$399.1
Fair value of plan assets	$862.0	$1,184.6	$51.3	$72.9
The major assumptions used in valuing pension and post-retirement plan obligations and net costs were as follows:

	Pension Benefits
	U.S. Plans			Non-U.S. Plans			Other Benefits
	2022	2021	2020	2022	2021	2020	2022	2021	2020
Weighted-average assumptions used to determine benefit obligations at year end:
Discount rate	5.36%	2.80%	2.39%	4.70%	1.78%	1.31%	5.47%	2.84%	2.19%
Rate of compensation increase	—	3.00%	3.56%	3.64%	3.56%	3.29%	—	—	3.50%
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate - service cost	3.14%	2.95%	3.58%	2.67%	1.41%	1.57%	4.41%	4.42%	5.62%
Discount rate - interest cost	2.28%	1.68%	2.75%	1.69%	1.06%	1.61%	2.25%	1.60%	3.36%
Rate of compensation increase	3.00%	3.00%	3.00%	3.57%	3.27%	3.30%	—	—	3.50%
Expected return on plan assets	4.69%	4.75%	5.25%	3.41%	3.25%	3.90%	—	—	—
The expected rate of return on plan assets is determined considering the returns projected for the various asset classes and the relative weighting for each asset class. The Company will use a 6.03% weighted-average expected rate of return assumption to determine the 2023 net periodic benefit cost.
PENSION PLAN ASSETS — Plan assets are invested in equity securities, government and corporate bonds and other fixed income securities, money market instruments and insurance contracts. The Company’s worldwide asset allocations at December 31, 2022 and January 1, 2022 by asset category and the level of the valuation inputs within the fair value hierarchy established by ASC 820, Fair Value Measurement, were as follows:

Asset Category (Millions of Dollars)	2022	Level 1	Level 2
Cash and cash equivalents	$42.3	$28.2	$14.1
Equity securities
U.S. equity securities	181.9	66.2	115.7
Foreign equity securities	123.3	33.0	90.3
Fixed income securities
Government securities	619.3	236.7	382.6
Corporate securities	702.5	—	702.5
Insurance contracts	36.7	—	36.7
Other	44.7	—	44.7
Total	$1,750.7	$364.1	$1,386.6

Asset Category (Millions of Dollars)	2021	Level 1	Level 2
Cash and cash equivalents	$74.2	$55.7	$18.5
Equity securities
U.S. equity securities	323.3	92.5	230.8
Foreign equity securities	205.9	44.8	161.1
Fixed income securities
Government securities	871.1	340.7	530.4
Corporate securities	996.3	—	996.3
Insurance contracts	49.6	—	49.6
Other	46.3	—	46.3
Total	$2,566.7	$533.7	$2,033.0
U.S. and foreign equity securities primarily consist of companies with large market capitalization and to a lesser extent mid and small capitalization securities. Government securities primarily consist of U.S. Treasury securities and foreign government securities with de minimus default risk. Corporate fixed income securities include publicly traded U.S. and foreign investment grade and to a small extent high yield securities. Assets held in insurance contracts are invested in the general asset pools of the various insurers, mainly debt and equity securities with guaranteed returns. Other investments include diversified private equity holdings. The level 2 investments are primarily comprised of institutional mutual funds that are not publicly traded; the investments held in these mutual funds are generally level 1 publicly traded securities.

The Company's investment strategy for pension assets focuses on a liability-matching approach with gradual de-risking taking place over a period of many years. The Company utilizes the current funded status to transition the portfolio toward investments that better match the duration and cash flow attributes of the underlying liabilities. Assets approximating 50% of the Company's current pension liabilities have been invested in fixed income securities, using a liability / asset matching duration strategy, with the primary goal of mitigating exposure to interest rate movements and preserving the overall funded status of the underlying plans. Plan assets are broadly diversified and are invested to ensure adequate liquidity for immediate- and medium-term benefit payments. The Company’s target asset allocations include approximately 10%-30% in equity securities, approximately 60%-80% in fixed income securities and approximately 10% in other securities. The funded status percentage (total plan assets divided by total projected benefit obligation) of all global pension plans was 87% in both 2022 and 2021 and 80% in 2020.

CONTRIBUTIONS — The Company’s funding policy for its defined benefit plans is to contribute amounts determined annually on an actuarial basis to provide for current and future benefits in accordance with federal law and other regulations. The Company expects to contribute approximately $37 million to its pension and other post-retirement benefit plans in 2023.

EXPECTED FUTURE BENEFIT PAYMENTS — Benefit payments, inclusive of amounts attributable to estimated future employee service, are expected to be paid over the next 10 years as follows:

(Millions of Dollars)	Total	Year 1	Year 2	Year 3	Year 4	Year 5	Years 6-10
Future payments	$1,451.7	$151.6	$149.0	$146.6	$144.6	$143.5	$716.4
These benefit payments will be funded through a combination of existing plan assets, the returns on those assets, and amounts to be contributed in the future by the Company.

HEALTH CARE COST TRENDS — The weighted-average annual assumed rate of increase in the per-capita cost of covered benefits (i.e., health care cost trend rate) is assumed to be 6.7% for 2022, reducing gradually to 4.6% by 2031 and remaining at that level thereafter.

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
The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis for each of the hierarchy levels:

(Millions of Dollars)	Total Carrying Value	Level 1	Level 2	Level 3
December 31, 2022
Money market fund	$9.4	$9.4	$—	$—
Equity security	$3.2	$3.2	$—	$—
Deferred compensation plan investments	$19.0	$19.0	$—	$—
Derivative assets	$12.2	$—	$12.2	$—
Derivative liabilities	$16.1	$—	$16.1	$—
Contingent consideration liability	$268.7	$—	$—	$268.7
January 1, 2022
Money market fund	$11.0	$11.0	$—	$—
Equity security	$13.8	$13.8	$—	$—
Deferred compensation plan investments	$26.2	$26.2	$—	$—
Derivative assets	$33.1	$—	$33.1	$—
Derivative liabilities	$8.7	$—	$8.7	$—
Contingent consideration liability	$288.6	$—	$—	$288.6
The following table provides information about the Company's financial assets and liabilities not carried at fair value:

	December 31, 2022		January 1, 2022
(Millions of Dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
Other investments	$9.3	$9.3	$11.2	$11.6
Long-term debt, including current portion	$5,354.1	$4,662.9	$4,354.9	$4,850.2
The money market fund and other investments related to the West Coast Loading Corporation ("WCLC") trust are considered Level 1 instruments within the fair value hierarchy. The equity security is considered a Level 1 instrument and is recorded at its quoted market price. The deferred compensation plan investments are considered Level 1 instruments and are recorded at their quoted market price. The long-term debt instruments are considered Level 2 instruments and are measured using a discounted cash flow analysis based on the Company’s marginal borrowing rates. The differences between the carrying values and fair values of long-term debt are attributable to the stated interest rates differing from the Company's marginal borrowing rates. The fair values of the Company's variable rate short-term borrowings approximate their carrying values at December 31, 2022 and January 1, 2022. The fair values of derivative financial instruments in the table above are based on current settlement values.
As part of the Craftsman® brand acquisition in March 2017, the Company recorded a contingent consideration liability representing the Company's obligation to make future payments to Transform Holdco, LLC, which operates Sears and Kmart retail locations, of between 2.5% and 3.5% on sales of Craftsman products in new Stanley Black & Decker, Inc. channels through March 2032. During the year ended December 31, 2022, the Company paid $41.3 million for royalties owed. The Company will continue making future payments quarterly through the second quarter of 2032. The estimated fair value of the contingent consideration liability is determined using a discounted cash flow analysis taking into consideration future sales projections, forecasted payments to Transform Holdco, LLC, based on contractual royalty rates, and the related tax impacts. The estimated fair value of the contingent consideration liability was $268.7 million and $288.6 million as of December 31, 2022 and January 1, 2022, respectively. Adjustments to the contingent consideration liability, with the exception of cash payments, are recorded in SG&A in the Consolidated Statements of Operations. A 100-basis point reduction in the discount rate would result in an increase to the liability of approximately $8.6 million as of December 31, 2022.
A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. The Company's judgments used to determine the estimated contingent consideration liability discussed above, including estimated future sales projections, can materially impact the Company's results of operations.
The Company had no significant non-recurring fair value measurements, nor any other financial assets or liabilities measured using Level 3 inputs, during 2022 or 2021.
Refer to Note I, Financial Instruments, for more details regarding derivative financial instruments, Note S, Contingencies, for more details regarding the other investments related to the WCLC trust, and Note H, Long-Term Debt and Financing Arrangements, for more information regarding the carrying values of the Company's long-term debt.

N. OTHER COSTS AND EXPENSES

Other, net is primarily comprised of intangible asset amortization expense (see Note F, Goodwill and Intangible Assets), currency-related gains or losses, environmental remediation expense, deal costs and related consulting costs, and certain pension gains or losses. Deal costs and related consulting costs of $9.8 million, $24.2 million, and $27.4 million were included in Other, net for the years ended December 31, 2022, January 1, 2022, and January 2, 2021, respectively. In 2022, Other, net also included a $7.1 million special termination benefit charge associated with a voluntary retirement program. In 2020, Other, net included a $19.6 million loss relating to the unamortized loss on cash flow swap terminations, a $14.1 million special termination benefit charge associated with a voluntary retirement program, and a $55.3 million release of a contingent consideration liability relating to the CAM acquisition. Refer to Note E, Acquisitions and Investments, for further discussion of the CAM contingent consideration. The year-over-year increase in 2022 in Other, net was primarily driven by higher intangible asset amortization expense and appreciation of investments in 2021. The year-over-year decrease in 2021 in Other, net was primarily due to appreciation of investments.
During 2020, the Company recognized pre-tax charges of approximately $185.0 million related to the comprehensive cost reduction and efficiency program in response to the impact of the COVID-19 pandemic. The charges were primarily related to costs associated with a voluntary retirement program as well as restructuring costs related to headcount actions.
Research and development costs, which are classified in SG&A, were $357.4 million, $276.3 million and $200.0 million for fiscal years 2022, 2021 and 2020, respectively.

O. RESTRUCTURING CHARGES
A summary of the restructuring reserve activity from January 1, 2022 to December 31, 2022 is as follows:

(Millions of Dollars)	January 1, 2022	Net Additions	Usage	Currency	December 31, 2022
Severance and related costs	$28.2	$125.9	$(98.7)	$1.6	$57.0
Facility closures and asset impairments	3.5	14.9	(13.2)	0.1	5.3
Total	$31.7	$140.8	$(111.9)	$1.7	$62.3

During 2022, the Company recognized net restructuring charges of $140.8 million, primarily related to severance and related costs.
The majority of the $62.3 million of reserves remaining as of December 31, 2022 is expected to be utilized within the next 12 months.

Segments: The $140.8 million of net restructuring charges for the year ended December 31, 2022 includes: $80.7 million pertaining to the Tools & Outdoor segment; $25.9 million pertaining to the Industrial segment; and $34.2 million pertaining to Corporate.

P. BUSINESS SEGMENTS AND GEOGRAPHIC AREAS
The Company’s operations are classified into two reportable business segments: Tools & Outdoor and Industrial.
The Tools & Outdoor segment is comprised of the Power Tools Group ("PTG"), Hand Tools, Accessories & Storage ("HTAS") and Outdoor Power Equipment ("Outdoor") businesses. The PTG business includes both professional and consumer products. Professional products include professional grade corded and cordless electric power tools and equipment including drills, impact wrenches and drivers, grinders, saws, routers and sanders, as well as pneumatic tools and fasteners including nail guns, nails, staplers and staples, and concrete and masonry anchors. Consumer products include corded and cordless electric power tools sold primarily under the BLACK+DECKER® brand, and home products such as hand-held vacuums, paint tools and cleaning appliances. The HTAS business sells hand tools, power tool accessories and storage products. Hand tools include measuring, leveling and layout tools, planes, hammers, demolition tools, clamps, vises, knives, saws, chisels and industrial and automotive tools. Power tool accessories include drill bits, screwdriver bits, router bits, abrasives, saw blades and threading products. Storage products include tool boxes, sawhorses, medical cabinets and engineered storage solution products. The Outdoor business primarily sells corded and cordless electric lawn and garden products, including hedge trimmers, string trimmers, lawn mowers, pressure washers and related accessories, and gas powered lawn and garden products, including lawn tractors, zero turn ride on mowers, walk behind mowers, snow blowers, residential robotic mowers, utility terrain vehicles (UTVs), hand-held outdoor power equipment, garden tools, and parts and accessories to professionals and consumers under the DEWALT®, CUB CADET®, BLACK+DECKER®, CRAFTSMAN®, TROY-BILT®, and HUSTLER® brand names.
The Industrial segment is comprised of the Engineered Fastening and Infrastructure businesses. The Engineered Fastening business primarily sells highly engineered components such as fasteners, fittings and various engineered products, which are designed for specific application across multiple verticals. The product lines include externally threaded fasteners, blind rivets and tools, blind inserts and tools, drawn arc weld studs and systems, engineered plastic and mechanical fasteners, self-piercing riveting systems, precision nut running systems, micro fasteners, high-strength structural fasteners, axel swage, latches, heat shields, pins, and couplings. The Infrastructure business sells hydraulic tools and high quality, performance-driven heavy equipment attachment tools for off-highway applications.
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

BUSINESS SEGMENTS

(Millions of Dollars)	2022	2021	2020
Net Sales
Tools & Outdoor	$14,423.7	$12,817.4	$10,329.7
Industrial	2,523.4	2,463.1	2,352.7
Corporate Overhead & Other	0.3	0.8	67.6
Consolidated	$16,947.4	$15,281.3	$12,750.0
Segment Profit
Tools & Outdoor	$971.9	$1,985.4	$1,820.3
Industrial	236.2	256.6	220.6
Segment Profit	1,208.1	2,242.0	2,040.9
Corporate Overhead & Other	(294.0)	(342.9)	(302.1)
Other, net	(274.8)	(189.5)	(215.7)
Loss on sales of businesses	(8.4)	(0.6)	(13.5)
Restructuring charges	(140.8)	(14.5)	(73.8)
Gain on equity method investment	—	68.0	—
Asset impairment charge	(168.4)	—	—
Loss on debt extinguishment	—	—	(46.9)
Interest income	54.7	9.8	17.5
Interest expense	(338.5)	(185.4)	(222.7)
Earnings from continuing operations before income taxes and equity interest	$37.9	$1,586.9	$1,183.7
Capital and Software Expenditures
Tools & Outdoor	$438.5	$375.8	$228.6
Industrial	85.6	123.3	102.2
Corporate Overhead & Other	—	—	0.2
Discontinued operations	6.3	20.0	17.1
Consolidated	$530.4	$519.1	$348.1
Depreciation and Amortization
Tools & Outdoor	$387.6	$312.9	$311.2
Industrial	184.2	201.4	200.0
Corporate Overhead & Other	—	—	0.3
Discontinued operations	0.4	62.8	66.6
Consolidated	$572.2	$577.1	$578.1

Segment Assets	2022	2021
Tools & Outdoor	$20,202.0	$19,537.9
Industrial	5,284.8	5,627.8
	25,486.8	25,165.7
Assets held for sale	—	3,505.4
Corporate assets	(523.5)	(491.1)
Consolidated	$24,963.3	$28,180.0

Corporate Overhead & Other includes the results of the commercial electronic security business in five countries in Europe and emerging markets through its disposition in the fourth quarter of 2020, as well as the corporate overhead element of SG&A, which is not allocated to the business segments.

Corporate assets primarily consist of cash, deferred taxes, property, plant and equipment and right-of-use lease assets. Based on the nature of the Company's cash pooling arrangements, at times corporate-related cash accounts will be in a net liability position.

Lowe's accounted for approximately 15%, 15% and 17% of the Company's consolidated net sales in 2022, 2021 and 2020, respectively, while The Home Depot accounted for approximately 13%, 15% and 14% of the Company's consolidated net sales in 2022, 2021 and 2020, respectively.

As described in Note A, Significant Accounting Policies, the Company recognizes revenue at a point in time from the sale of tangible products or over time depending on when the performance obligation is satisfied. For the years ended December 31, 2022, January 1, 2022, and January 2, 2021, the majority of the Company’s revenue was recognized at the time of sale. The percent of total segment revenue recognized over time for the Industrial segment for the years ended December 31, 2022, January 1, 2022 and January 2, 2021 was 4.6%, 6.6% and 9.2%, respectively.

The following table is a further disaggregation of the Industrial segment revenue for the years ended December 31, 2022, January 1, 2022 and January 2, 2021:

(Millions of Dollars)	2022	2021	2020
Engineered Fastening	$1,874.8	$1,842.1	$1,717.8
Infrastructure	648.6	621.0	634.9
Industrial	$2,523.4	$2,463.1	$2,352.7

GEOGRAPHIC AREAS

(Millions of Dollars)	2022	2021	2020
Net Sales
United States	$10,733.1	$9,073.1	$7,828.3
Canada	835.7	696.0	575.0
Other Americas	839.4	833.6	587.9
France	489.8	488.8	393.0
Other Europe	2,664.9	2,847.2	2,288.7
Asia	1,384.5	1,342.6	1,077.1
Consolidated	$16,947.4	$15,281.3	$12,750.0

	December 31, 2022	January 1, 2022
Property, Plant & Equipment, net
United States	$1,465.8	$1,433.6
Canada	7.4	21.6
Other Americas	249.8	178.1
France	30.7	36.6
Other Europe	272.9	318.9
Asia	326.5	348.0
Consolidated	$2,353.1	$2,336.8

Q. INCOME TAXES
Significant components of the Company’s deferred tax assets and liabilities from continuing operations at the end of each fiscal year were as follows:

(Millions of Dollars)	2022	2021
Deferred tax liabilities:
Depreciation	$160.1	$132.2
Intangible assets	907.5	917.3
Liability on undistributed foreign earnings	45.4	48.2
Lease right-of-use asset	108.2	106.5
Inventory	59.4	79.6
Other	46.7	48.4
Total deferred tax liabilities	$1,327.3	$1,332.2
Deferred tax assets:
Employee benefit plans	$130.9	$204.2
Basis differences in liabilities	104.0	100.4
Operating loss, capital loss and tax credit carryforwards	817.4	830.7
Lease liability	110.4	109.7
Intangible assets	556.8	417.7
Basis difference in debt obligations	268.0	205.1
Capitalized research and development costs	134.7	86.0
Other	204.3	206.6
Total deferred tax assets	$2,326.5	$2,160.4
Net Deferred Tax Asset before Valuation Allowance	$999.2	$828.2
Valuation Allowance	$(1,032.5)	$(1,067.2)
Net Deferred Tax Liability after Valuation Allowance	$(33.3)	$(239.0)
The increase in intangible deferred tax assets relates to the intra-entity asset transfer of certain intangible assets between two of the Company's foreign subsidiaries. The recognized deferred tax benefit represents the difference between the basis of the intellectual property for financial statement purposes and the basis of the intellectual property for tax purposes.
A valuation allowance is recorded on certain deferred tax assets if it has been determined it is more likely than not that all or a portion of these assets will not be realized. The Company recorded a valuation allowance of $1,032.5 million and $1,067.2 million on deferred tax assets existing as of December 31, 2022 and January 1, 2022, respectively. The valuation allowances in 2022 and 2021 are primarily attributable to foreign and state net operating loss carryforwards, intangible assets, foreign capital loss carryforwards, and state tax credits.
As of December 31, 2022, the Company has approximately $5.2 billion of unremitted foreign earnings and profits. Of the total amount, the Company has provided for deferred taxes of $45.4 million on approximately $1.5 billion, which is not indefinitely reinvested primarily due to the changes brought about by the Tax Cuts and Jobs Act. The Company otherwise continues to consider the remaining undistributed earnings of its foreign subsidiaries to be permanently reinvested based on its current plans for use outside of the U.S. and accordingly no taxes have been provided on such earnings. The cash held by the Company’s non-U.S. subsidiaries for indefinite reinvestment is generally used to finance foreign operations and investments, including acquisitions. The income taxes applicable to such earnings and other outside basis differences are not readily determinable or practicable to calculate.
Net operating loss carryforwards of $3.0 billion as of December 31, 2022 are available to reduce future tax obligations of certain U.S. and foreign companies. The net operating loss carryforwards have various expiration dates beginning in 2023 with certain jurisdictions having indefinite carryforward periods. The foreign capital loss carryforwards of $56.5 million as of December 31, 2022 have indefinite carryforward periods.
U.S. foreign tax credit carryforward balance as of December 31, 2022 totaled $22.5 million with various expiration dates beginning in 2029. U.S. foreign tax credit carryforward of $12.9 million is included in unrecognized tax benefits and subject to an annual limitation, which constitutes a change of ownership as defined under the Internal Revenue Code Section 382. State tax credit carryforward balance as of December 31, 2022 totaled $23.2 million. The carryforward balance is made up of various credit types spanning multiple state taxing jurisdictions and various expiration dates beginning in 2023.

On August 9, 2022, the U.S. government enacted the Creating Helpful Incentives to Produce Semiconductors (“CHIPS Act”), which includes an advanced manufacturing investment tax credit and tax incentives related to semiconductor manufacturing, among other provisions. On August 16, 2022, the U.S. government enacted the Inflation Reduction Act (“IRA”), which imposes a new corporate alternative minimum tax (“CAMT”), an excise tax on stock buybacks, and significant tax incentives for energy and climate initiatives, among other provisions. The CAMT is effective for tax years beginning after December 31, 2022, while the excise tax applies to repurchases of stock after December 31, 2022. The effective dates of the energy related incentives vary. In response to a technical inquiry, the FASB provided guidance permitting a company to make an accounting policy election to either consider the effect of CAMT when evaluating the need for, and the amount of, a valuation allowance or account for the effects on deferred tax assets in the period they arise. The Company has elected to account for the effects of CAMT on deferred tax assets in the period they arise. The Company evaluated the impacts of the CHIPS Act and the IRA and concluded that they do not have a material impact on the Company’s consolidated financial statements.
The components of earnings from continuing operations before income taxes and equity interest consisted of the following:

(Millions of Dollars)	2022	2021	2020
United States	$(1,233.8)	$(77.7)	$144.5
Foreign	1,271.7	1,664.6	1,039.2
Earnings before income taxes and equity interest	$37.9	$1,586.9	$1,183.7
Income taxes on continuing operations consisted of the following:

(Millions of Dollars)	2022	2021	2020
Current:
Federal	$(79.0)	$0.3	$55.4
Foreign	248.6	388.0	183.2
State	(16.7)	31.8	19.8
Total current	$152.9	$420.1	$258.4
Deferred:
Federal	$(61.2)	$(124.7)	$(25.1)
Foreign	(222.5)	(210.1)	(192.1)
State	(1.6)	(30.2)	(3.2)
Total deferred	(285.3)	(365.0)	(220.4)
Income taxes	$(132.4)	$55.1	$38.0
Net income taxes paid for continuing operations during 2022, 2021 and 2020 were $482.6 million, $441.8 million and $241.6 million, respectively. The 2022, 2021 and 2020 amounts include refunds of $41.8 million, $50.1 million and $43.8 million, respectively, primarily related to prior year overpayments and settlement of tax audits.

The reconciliation of the U.S. federal statutory income tax provision to Income taxes on continuing operations in the Consolidated Statements of Operations is as follows:

(Millions of Dollars)	2022	2021	2020
Tax at statutory rate	$8.0	$333.2	$248.6
State income taxes, net of federal benefits	(19.3)	1.4	12.0
Foreign tax rate differential	(28.8)	(63.5)	(58.6)
Uncertain tax benefits	26.3	49.6	17.7
Change in valuation allowance	(25.1)	(11.9)	(12.7)
Change in deferred tax liabilities on undistributed foreign earnings	12.8	23.1	(118.8)
Stock-based compensation	7.3	(6.3)	(9.2)
Change in tax rates	(5.5)	(31.1)	(0.3)
Tax credits	(8.8)	(6.7)	(6.0)
Capital loss	—	—	(40.4)
U.S. federal tax expense (benefit) on foreign earnings	55.7	(118.1)	2.0
Intra-entity asset transfer of intellectual property	(153.3)	(114.2)	(27.7)
Other	(1.7)	(0.4)	31.4
Income taxes	$(132.4)	$55.1	$38.0
The Company conducts business globally and, as a result, files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course, the Company is subject to examinations by taxing authorities throughout the world. The Internal Revenue Service is currently examining the Company's consolidated U.S. income tax returns for the 2017 through 2019 tax years. With few exceptions, as of December 31, 2022, the Company is no longer subject to U.S. federal, state, local, or foreign examinations by tax authorities for years before 2012.
The Company’s liabilities for unrecognized tax benefits relate to U.S. and various foreign jurisdictions. The following table summarizes the activity related to the unrecognized tax benefits from continuing operations:

(Millions of Dollars)	2022	2021	2020
Balance at beginning of year	$487.7	$428.3	$392.0
Additions based on tax positions related to current year	27.2	33.6	27.8
Additions based on tax positions related to prior years	41.1	53.5	34.4
Reductions based on tax positions related to prior years	(37.8)	(17.2)	(19.0)
Settlements	(7.0)	(1.3)	(0.5)
Statute of limitations expirations	(8.5)	(9.2)	(6.4)
Balance at end of year	$502.7	$487.7	$428.3

The gross unrecognized tax benefits from continuing operations at December 31, 2022 and January 1, 2022 include $496.0 million and $478.4 million, respectively, of tax benefits that, if recognized, would impact the effective tax rate. The liability for potential penalties and interest related to unrecognized tax benefits from continuing operations decreased by $11.2 million in 2022, increased by $9.6 million in 2021 and decreased by $3.4 million in 2020. The liability for potential penalties and interest totaled $48.8 million as of December 31, 2022, $60.0 million as of January 1, 2022, and $49.2 million as of January 2, 2021. The Company classifies all tax-related interest and penalties as income tax expense.

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

R. COMMITMENTS AND GUARANTEES
COMMITMENTS — The Company has numerous assets, predominantly real estate, vehicles and equipment, under various lease arrangements. At inception of arrangements with vendors, the Company determines whether the contract is or contains a lease based on each party’s rights and obligations under the arrangement. If the lease arrangement also contains non-lease components, the lease and non-lease elements are separately accounted for in accordance with the appropriate accounting guidance for each item. From time to time, lease arrangements allow for, and the Company executes, the purchase of the underlying leased asset. Lease arrangements may also contain renewal options or early termination options. As part of its lease liability and right-of-use asset calculation, consideration is given to the likelihood of exercising any extension or termination options. Leases with expected durations of less than twelve months from inception (i.e. short-term leases) are excluded from the Company’s calculation of lease liabilities and right-of-use assets, as permitted by ASC 842, Leases. The following is a summary of the Company's right-of-use-assets and lease liabilities:

(Millions of Dollars)	December 31, 2022	January 1, 2022
Right-of-use assets	$431.5	$426.0
Lease liabilities	$440.5	$439.1
Weighted-average incremental borrowing rate	3.6%	3.5%
Weighted-average remaining term	6 years	6 years
Right-of-use assets are included within Other assets in the Consolidated Balance Sheets, while lease liabilities are included within Accrued expenses and Other liabilities, as appropriate. The Company determines its incremental borrowing rate based on interest rates from its debt issuances, taking into consideration adjustments for collateral, lease terms and foreign currency.
As a result of acquiring right-of-use assets from new leases entered into during the years ended December 31, 2022 and January 1, 2022, the Company's lease liabilities increased approximately $115.8 million and $84.1 million, respectively. The Company has variable rate leases for certain manufacturing facilities, distribution centers and office buildings in which the periodic rental payments vary based on benchmark interest rates.

The following is a summary of the Company's total lease cost for the years ended December 31, 2022, January 1, 2022, and January 2, 2021:

(Millions of Dollars)	2022	2021	2020
Operating lease cost	$147.1	$126.3	$116.7
Short-term lease cost	27.6	25.5	21.0
Variable lease cost	5.9	5.9	7.0
Sublease income	(2.5)	(1.3)	(0.3)
Total lease cost	$178.1	$156.4	$144.4

During 2022, 2021, and 2020, the Company paid $124.1 million, $110.8 million, and $111.2 million respectively, relating to leases included in the measurement of its lease liability and right-of-use asset.

The following is a summary of the Company's future lease obligations on an undiscounted basis at December 31, 2022:

(Millions of Dollars)	Total	2023	2024	2025	2026	2027	Thereafter
Lease obligations	$490.4	$116.2	$94.4	$70.8	$61.0	$46.4	$101.6

The following is a summary of the Company’s future marketing commitments at December 31, 2022:

(Millions of Dollars)	Total	2023	2024	2025	2026	2027	Thereafter
Marketing commitments	$81.6	$45.1	$22.1	$7.2	$7.2	$—	$—

As of December 31, 2022, the Company had unrecognized commitments that require the future purchase of goods or services (unconditional purchase obligations) to provide it with access to products and services at competitive prices. These obligations consist of supplier agreements with long-term minimum material purchase requirements and freight forwarding arrangements with minimum quantity commitments. The following is a summary of the Company's unconditional purchase obligations related to these agreements at December 31, 2022:

(Millions of Dollars)	Total	2023	2024	2025	2026	2027	Thereafter
Supplier agreements	$339.0	$142.2	$130.8	$56.0	$10.0	$—	$—

GUARANTEES — The Company's financial guarantees at December 31, 2022 are as follows:

(Millions of Dollars)	Term	Maximum Potential Payment	Carrying Amount of Liability
Guarantees on the residual values of leased properties	One to nine years	$156.6	$—
Standby letters of credit	Up to three years	174.0	—
Commercial customer financing arrangements	Up to six years	79.7	12.7
Total		$410.3	$12.7

The Company has guaranteed a portion of the residual values associated with the variable rate leases mentioned previously. The lease guarantees are for an amount up to $156.6 million while the fair value of the underlying assets is estimated at $189.5 million. The related assets would be available to satisfy the guarantee obligations and therefore it is unlikely the Company will incur any future loss associated with these guarantees.

The Company has issued $174.0 million in standby letters of credit that guarantee future payments which may be required under certain insurance programs and in relation to certain environmental remediation activities described more fully in Note S, Contingencies.

The Company provides various limited and full recourse guarantees to financial institutions that provide financing to U.S. and Canadian Mac Tool distributors and franchisees for their initial purchase of the inventory and trucks necessary to function as a distributor and franchisee. In addition, the Company provides limited and full recourse guarantees to financial institutions that extend credit to certain end retail customers of its U.S. Mac Tool distributors and franchisees. The gross amount guaranteed in these arrangements is $79.7 million and the $12.7 million carrying value of the guarantees issued is recorded in Other liabilities in the Consolidated Balance Sheets.

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

The changes in the carrying amount of product warranties for the years ended December 31, 2022, January 1, 2022, and January 2, 2021 are as follows:

(Millions of Dollars)	2022	2021	2020
Balance beginning of period	$134.5	$107.9	$94.4
Warranties and guarantees issued	155.3	150.1	126.9
Warranties assumed in acquisitions	—	33.4	—
Warranty payments and currency	(163.2)	(156.9)	(113.4)
Balance end of period	$126.6	$134.5	$107.9

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
The Company’s policy is to accrue environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. If no amount in the range of probable loss is considered most likely, the minimum loss in the range is accrued. The amount of liability recorded is based on an evaluation of currently available facts with respect to each individual site and includes such factors as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. The liabilities recorded do not take into account any claims for recoveries from insurance or third parties. As assessments and remediation progress at individual sites, the amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. As of December 31, 2022 and January 1, 2022, the Company had reserves of $129.3 million and $159.1 million, respectively, for remediation activities associated with Company-owned properties, as well as for Superfund sites, for losses that are probable and estimable. Of the December 31, 2022 amount, $39.4 million is classified as current and $89.9 million as long-term which is expected to be paid over the estimated remediation period. As of December 31, 2022, the range of environmental remediation costs that is reasonably possible is $58.5 million to $220.1 million which is subject to change in the near term. The Company may be liable for environmental remediation of sites it no longer owns. Liabilities have been recorded on those sites in accordance with the Company's policy.
As of December 31, 2022, the Company has recorded $16.4 million in other assets related to funding received by the Environmental Protection Agency (“EPA”) and placed in a trust in accordance with the final settlement with the EPA, embodied in a Consent Decree approved by the United States District Court for the Central District of California on July 3, 2013. Per the Consent Decree, Emhart Industries, Inc. (a dissolved and liquidated former indirectly wholly-owned subsidiary of The Black & Decker Corporation) (“Emhart”) has agreed to be responsible for an interim remedy at a site located in Rialto, California and formerly operated by West Coast Loading Corporation (“WCLC”), a defunct company for which Emhart was alleged to be liable as a successor. The remedy will be funded by (i) the amounts received from the EPA as gathered from multiple parties, and, to the extent necessary, (ii) Emhart's affiliate. The interim remedy requires the construction of a water treatment facility and the filtering of ground water at or around the site for a period of approximately 30 years or more. As of December 31, 2022, the Company's net cash obligation associated with remediation activities, including WCLC assets, is $112.9 million.
The EPA also asserted claims in federal court in Rhode Island against Black & Decker and Emhart related to environmental contamination found at the Centredale Manor Restoration Project Superfund Site ("Centredale"), located in North Providence, Rhode Island. The EPA discovered a variety of contaminants at the site, including but not limited to, dioxins, polychlorinated biphenyls, and pesticides. The EPA alleged that Black & Decker and Emhart are liable for site clean-up costs under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") as successors to the liability of Metro-Atlantic, Inc., a former operator at the site, and demanded reimbursement of the EPA’s costs related to this site. Black & Decker and Emhart then vigorously litigated the issue of their liability for environmental conditions at the Centredale site, including completing trial on Phase 1 of the proceedings in late July 2015 and completing trial on Phase 2 of the proceedings in April 2017. On July 9, 2018, a Consent Decree was lodged with the United States District Court documenting the terms of a settlement between the Company and the United States for reimbursement of EPA's past costs and remediation of environmental contamination found at the Centredale site. The terms of the Consent Decree were subject to public comment and Court approval. After a full hearing on March 19, 2019, the Court approved and entered the Consent Decree on April 8, 2019. The settlement resolves outstanding issues relating to Phase 1 and 2 of the litigation with the United States. The Company is complying with the terms of the settlement. The District Court's entry of the Consent Decree was appealed by several PRPs at the site to the United States Court of Appeals for the First Circuit. The District Court's actions were affirmed by the First Circuit on February 17, 2021. Phase 3 of the litigation, is addressing the potential allocation of liability to other PRPs who may have contributed to contamination of the Centredale site with dioxins, polychlorinated biphenyls and other contaminants of concern. As of December 31, 2022, the Company has a remaining reserve of $35.2 million for this site.
The Company and approximately 47 other companies comprise the Lower Passaic Cooperating Parties Group (the “CPG”). The CPG members and other companies are parties to a May 2007 Administrative Settlement Agreement and Order on Consent (“AOC”) with the EPA to perform a remedial investigation/feasibility study (“RI/FS”) of the lower seventeen miles of the

Lower Passaic River in New Jersey (the “River”). The Company’s potential liability stems from former operations in Newark, New Jersey. As an interim step related to the 2007 AOC, on June 18, 2012, the CPG members voluntarily entered into an AOC with the EPA for remediation actions focused solely at mile 10.9 of the River. The Company’s estimated costs related to the RI/FS and focused remediation action at mile 10.9, based on an interim allocation, are included in its environmental reserves. On April 11, 2014, the EPA issued a Focused Feasibility Study (“FFS”) and proposed plan which addressed various early action remediation alternatives for the lower 8.3 miles of the River. The EPA received public comment on the FFS and proposed plan (including comments from the CPG and other entities asserting that the FFS and proposed plan do not comply with CERCLA) which public comment period ended on August 20, 2014. The CPG submitted to the EPA a draft RI report in February 2015 and draft FS report in April 2015 for the entire lower seventeen miles of the River. On March 4, 2016, the EPA issued a Record of Decision ("ROD") selecting the remedy for the lower 8.3 miles of the River. The cleanup plan adopted by the EPA is now considered a final action for the lower 8.3 miles of the River and will include the removal of 3.5 million cubic yards of sediment, placement of a cap over the entire lower 8.3 miles of the River, and, according to the EPA, will cost approximately $1.4 billion and take 6 years to implement after the remedial design is completed. On September 30, 2016, Occidental Chemical Corporation ("OCC") entered into an agreement with the EPA to perform the remedial design for the cleanup plan for the lower 8.3 miles of the River. The remedial design is expected to be substantially completed in 2023. On June 30, 2018, OCC filed a complaint in the United States District Court for the District of New Jersey against over 100 companies, including the Company, seeking CERCLA cost recovery or contribution for past costs relating to various investigations and cleanups OCC has conducted or is conducting in connection with the River. According to the complaint, OCC has incurred or is incurring costs which include the estimated cost ($165 million) to complete the remedial design for the cleanup plan for the lower 8.3 miles of the River. OCC also seeks a declaratory judgment to hold the defendants liable for their proper shares of future response costs for OCC's ongoing activities in connection with the River. The Company and other defendants have answered the complaint and currently are engaged in discovery with OCC. On February 24, 2021, the Company and other defendants filed a third party complaint against the Passaic Valley Sewerage Commissioners and forty-two municipalities to require those entities to pay their equitable share of response costs. On October 10, 2018, the EPA issued a letter directing the CPG to prepare a streamlined feasibility study for the upper 9 miles of the River based on an iterative approach using adaptive management strategies. The CPG submitted a revised draft Interim Remedy Feasibility Study to the EPA on December 4, 2020, which identifies various targeted dredge and cap alternatives with costs that range from $420 million to $468 million (net present value). The EPA approved the Interim Remedy Feasibility Study on December 11, 2020. The EPA issued the Interim Remedy Proposed Plan on April 14, 2021, selecting an alternative that the EPA estimates will cost $441 million (net present value). The CPG continues to conduct work to complete the RI/FS for the entire 17-mile River. The EPA issued the Interim Remedy ROD on September 28, 2021. The Company and 105 other parties received a letter dated March 31, 2016 from the EPA notifying such parties of potential liability for the costs of the cleanup of the lower 8.3 miles of the River and a letter dated March 30, 2017 stating that the EPA had offered 20 of the parties (not including the Company) an early cash out settlement. In a letter dated May 17, 2017, the EPA stated that these 20 parties did not discharge any of the eight hazardous substances identified as the contaminants of concern in the lower 8.3 mile ROD. In the March 30, 2017 letter, the EPA stated that other parties who did not discharge dioxins, furans or polychlorinated biphenyls (which are considered the contaminants of concern posing the greatest risk to human health or the environment) may also be eligible for cash out settlement, but expects those parties' allocation to be determined through a complex settlement analysis using a third-party allocator. The EPA subsequently clarified this statement to say that such parties would be eligible to be "funding parties" for the lower 8.3 mile remedial action with each party's share of the costs determined by the EPA based on the allocation process and the remaining parties would be "work parties" for the remedial action. The Company asserts that it did not discharge dioxins, furans or polychlorinated biphenyls and should be eligible to be a "funding party" for the lower 8.3 mile remedial action. The Company participated in the allocation process. The allocator selected by the EPA issued a confidential allocation report on December 28, 2020, which was reviewed by the EPA. As a result of the allocation process, on February 11, 2022, the EPA and certain parties (including the Company) reached an agreement in principle for a cash-out settlement for remediation of the entire 17-mile Lower Passaic River. On December 16, 2022, the United States lodged a Consent Decree with the United States District Court for the District of New Jersey in United States v. Alden Leeds, Inc. et al. (No. 2:22-cv-07326) that addresses the liability of 85 parties (including the Company) for an aggregate amount of $150 million based on the EPA-sponsored allocation report that found OCC 99.4% responsible for the cleanup costs of the River. The Consent Decree is subject to a 45-day public comment period (which may be extended by the Court) after which the Court will enter or disapprove the Consent Decree. On December 20, 2022, various defendants (including the Company) in the OCC litigation filed an unopposed motion to stay the litigation for six months. The Court has not yet ruled on the motion to stay. At this time, the Company cannot reasonably estimate its liability related to the litigation and remediation efforts, excluding the RI/FS and remediation actions at mile 10.9, as the OCC litigation is pending and the EPA settlement process has not been completed and requires court approval.
Per the terms of a Final Order and Judgment approved by the United States District Court for the Middle District of Florida on January 22, 1991, Emhart is responsible for a percentage of remedial costs arising out of the Kerr McGee Chemical Corporation Superfund Site located in Jacksonville, Florida. On March 15, 2017, the Company received formal notification from the EPA that the EPA had issued a ROD selecting the preferred alternative identified in the Proposed Cleanup Plan. As of December 31, 2022, the Company has reserved $21.1 million for this site.
The environmental liability for certain sites that have cash payments beyond the current year that are fixed or reliably determinable have been discounted using a rate of 3.7% to 4.8%, depending on the expected timing of disbursements. The discounted and undiscounted amount of the liability relative to these sites is $38.6 million and $48.7 million, respectively. The payments relative to these sites are expected to be $3.2 million in 2023, $3.5 million in 2024, $3.2 million in 2025, $3.1 million in 2026, $2.7 million in 2027, and $33.0 million thereafter.
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

T. DIVESTITURES

2022 DIVESTITURES

Oil & Gas business

On August 19, 2022, the Company completed the previously announced sale of its Oil & Gas business comprised of the pipeline services and equipment businesses to Pipeline Technique Limited and recognized a pre-tax loss of $8.6 million. This divestiture did not qualify for discontinued operations and therefore, its results are included in the Company's continuing operations within the Industrial segment for all periods presented through the date of sale.

Following is the pre-tax (losses) income for this business for the years ended December 31, 2022, January 1, 2022 and January 2, 2021:

(Millions of Dollars)	2022	2021	2020
Pre-tax (losses) income	$(2.7)	$(16.8)	$9.1

In addition, the Company recognized a $168.4 million pre-tax asset impairment charge to adjust the carrying amount of the long-lived assets of the Oil & Gas business to its fair value less the costs to sell during the second quarter of 2022.

Commercial Electronic Security and Healthcare businesses

On July 22, 2022, the Company completed the previously announced sale of its Convergent Security Solutions ("CSS") business comprised of the commercial electronic security and healthcare businesses to Securitas AB for net proceeds of $3.1 billion and a pre-tax gain of $588 million.

As part of the purchase and sale agreement, the Company will perform transition services relating to certain administrative functions for Securitas AB for an initial period of one year or less, pending integration of these functions into their pre-existing business processes. A portion of the $3.1 billion net proceeds received at closing was deferred to reimburse the Company for transition service costs expected to be incurred.

Mechanical Access Solutions business

On July 5, 2022, the Company completed the sale of its Mechanical Access Solutions ("MAS") business comprised of the automatic doors business to Allegion plc for net proceeds of $922.2 million and a pre-tax gain of $609 million.

As part of the purchase and sale agreement, the Company will perform transition services relating to certain administrative functions for Allegion plc for an initial period of two years or less, pending integration of these functions into their pre-existing business processes.

The CSS and MAS divestitures represent a single plan to exit the Security segment and are considered a strategic shift that will have a major effect on the Company’s operations and financial results. As such, the operating results of CSS and MAS are reported as discontinued operations. Amounts previously reported have been reclassified to conform to this presentation to allow for meaningful comparison of continuing operations. These divestitures allow the Company to invest in other areas that fit into its long-term strategy.

Summarized operating results of discontinued operations are presented in the following table for each fiscal year ended:

(Millions of Dollars)	2022	2021	2020
Net Sales	$1,056.3	$1,971.4	$1,784.7
Cost of sales	687.5	1,258.7	1,134.8
Selling, general, and administrative(1)	308.0	529.2	510.4
Gain on sale of discontinued operations	1,197.4	—	—
Other, net and restructuring charges	47.3	59.2	56.2
Earnings from discontinued operations before income taxes	$1,210.9	$124.3	$83.3
Income taxes on discontinued operations	318.5	(12.4)	3.4
Net earnings from discontinued operations	$892.4	$136.7	$79.9
(1) Includes provision for credit losses.

The following table presents the significant non-cash items and capital expenditures for the discontinued operations with respect to CSS and MAS that are included in the Consolidated Statements of Cash Flows for each fiscal year ended:

(Millions of Dollars)	2022	2021	2020
Depreciation and amortization	$0.4	$62.8	$66.6
Capital expenditures	$6.3	$20.0	$17.1
Stock-based compensation	$17.5	$7.9	$6.1

As of January 1, 2022, the assets and liabilities related to CSS and MAS were classified as held for sale on the Company's Consolidated Balance Sheets. There were no assets or liabilities held for sale relating to the Oil & Gas business as of January 1, 2022. The carrying amounts of the assets and liabilities that were aggregated in assets held for sale and liabilities held for sale as of January 1, 2022 are presented in the following table:

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

These divestitures allow the Company to invest in other areas that fit into its long-term strategy. These disposals do not qualify as discontinued operations and are included in the Company's Consolidated Statements of Operations for all periods presented through their respective dates of sale in 2020. Pre-tax income for these businesses totaled $4.1 million for the year ended January 2, 2021.

SELECTED QUARTERLY FINANCIAL DATA (unaudited)

	Quarter
(Millions of Dollars, except per share amounts)	First	Second	Third	Fourth	Year
2022
Net Sales	$4,448.0	$4,393.0	$4,119.6	$3,986.8	$16,947.4
Gross profit	1,305.4	1,207.1	1,018.1	753.5	4,284.1
Selling, general and administrative (1)	960.3	852.7	799.8	757.2	3,370.0
Net earnings (loss) from continuing operations	155.6	78.7	36.6	(100.6)	170.3
Less: Net earnings attributable to non-controlling interest	0.1	0.1	—	—	0.2
Less: Preferred stock dividends and beneficial conversion feature	—	—	—	5.8	5.8
Net Earnings (Loss) from Continuing Operations Attributable to Common Shareowners	$155.5	$78.6	$36.6	$(106.4)	$164.3
Add: Contract adjustment payments accretion	0.3	0.4	0.3	0.2	1.2
Net Earnings (Loss) from Continuing Operations Attributable to Common Shareowners - Diluted	$155.8	$79.0	$36.9	$(106.2)	$165.5
Net earnings from discontinued operations	19.8	9.0	808.0	55.6	892.4
Net Earnings (Loss) Attributable to Common Shareowners - Diluted	$175.6	$88.0	$844.9	$(50.6)	$1,057.9
Basic earnings (loss) per share of common stock:
Continuing operations	$1.00	$0.54	$0.25	$(0.72)	$1.11
Discontinued operations	$0.13	$0.06	$5.60	$0.38	$6.02
Total basic earnings (loss) per share of common stock	$1.13	$0.60	$5.85	$(0.35)	$7.13
Diluted earnings (loss) per share of common stock:
Continuing operations	$0.94	$0.51	$0.24	$(0.72)	$1.06
Discontinued operations	$0.12	$0.06	$5.26	$0.37	$5.70
Total diluted earnings (loss) per share of common stock	$1.06	$0.57	$5.50	$(0.34)	$6.76

2021
Net Sales	$3,720.8	$3,798.9	$3,779.7	$3,981.9	$15,281.3
Gross profit	1,387.8	1,361.8	1,215.6	1,127.0	5,092.2
Selling, general and administrative (1)	719.1	767.1	773.5	933.4	3,193.1
Net earnings from continuing operations	459.6	432.5	379.5	279.2	1,550.8
Less: Net losses attributable to non-controlling interest	(0.6)	(1.0)	(0.1)	—	(1.7)
Less: Preferred stock dividends and beneficial conversion feature	9.4	4.8	—	—	14.2
Net Earnings from Continuing Operations Attributable to Common Shareowners	$450.8	$428.7	$379.6	$279.2	$1,538.3
Add: Contract adjustment payments accretion	0.2	0.3	0.4	0.4	1.3
Net Earnings from Continuing Operations Attributable to Common Shareowners - Diluted	$451.0	$429.0	$380.0	$279.6	$1,539.6
Net earnings from discontinued operations	27.2	26.0	34.6	48.9	136.7
Net Earnings Attributable to Common Shareowners - Diluted	$478.2	$455.0	$414.6	$328.5	$1,676.3
Basic earnings per share of common stock:
Continuing operations	$2.86	$2.70	$2.38	$1.75	$9.69
Discontinued operations	$0.17	$0.16	$0.22	$0.31	$0.86
Total basic earnings per share of common stock	$3.04	$2.87	$2.60	$2.06	$10.55
Diluted earnings per share of common stock:
Continuing operations	$2.74	$2.60	$2.30	$1.69	$9.33
Discontinued operations	$0.17	$0.16	$0.21	$0.30	$0.83
Total diluted earnings per share of common stock	$2.91	$2.75	$2.51	$1.99	$10.16
(1) Includes provision for credit losses.

The 2022 year-to-date results above include $642 million of pre-tax acquisition-related and other charges and an $84 million tax benefit related to these charges. The net impact of the above items and effect on diluted earnings per share by quarter was as follows:

Acquisition-Related Charges & Other	Diluted EPS Impact
• Q1 2022 — $221 million loss ($192 million after-tax)	$(1.16) per diluted share
• Q2 2022 — $248 million loss ($195 million after-tax)	$(1.26) per diluted share
• Q3 2022 — $119 million loss ($79 million after-tax)	$(0.52) per diluted share
• Q4 2022 — $54 million loss ($92 million after-tax)	$(0.62) per diluted share

The 2021 year-to-date results above include $194 million of pre-tax acquisition-related and other charges, a $64 million tax benefit related to these charges, as well as $11 million of after-tax charges related to the Company's share of equity method investment earnings. The net impact of the above items and effect on diluted earnings per share by quarter was as follows:

Acquisition-Related Charges & Other	Diluted EPS Impact
• Q1 2021 — $24 million loss ($18 million after-tax and equity interest)	$(0.11) per diluted share
• Q2 2021 — $33 million loss ($36 million after-tax and equity interest)	$(0.21) per diluted share
• Q3 2021 — $33 million loss ($26 million after-tax and equity interest)	$(0.15) per diluted share
• Q4 2021 — $104 million loss ($61 million after-tax and equity interest)	$(0.37) per diluted share

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

(j)
Certificate of Amendment to the Restated Certificate of Incorporation, dated November 15, 2022 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on November 17, 2022).

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

(b)
Third Supplemental Indenture, dated as of September 3, 2010, to the Indenture dated as of November 1, 2002, among Stanley Black & Decker, Inc., The Black & Decker Corporation and The Bank of New York Mellon Trust Company, N.A., as successor trustee to JPMorgan Chase Bank, N.A. (formerly known as JPMorgan Chase Bank), as Trustee, relating to the 5.20% Notes due 2040 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 7, 2010).

(c)
Sixth Supplemental Indenture, dated as of November 6, 2018, between Stanley Black & Decker, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 4.250% Notes due 2028 and the 4.850% Notes due 2048 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 6, 2018).

(d)
Seventh Supplemental Indenture, dated as of March 1, 2019, between Stanley Black & Decker, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 3.400% Notes due 2026 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on March 1, 2019).

(e)
Eight Supplemental Indenture, dated as of February 10, 2020, between Stanley Black & Decker, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 2.300% Notes due 2030 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on February 10, 2020).

(f)
Ninth Supplemental Indenture, dated as of November 2, 2020, between Stanley Black & Decker, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 2.750% Notes due 2050 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on November 2, 2020).

(g)
Tenth Supplemental Indenture, dated as of February 24, 2022, between Stanley Black & Decker, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 2.300% Notes due 2025 and the 3.000% Notes due 2032 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 24, 2022).

4.3
Indenture, dated as of November 22, 2005, between The Stanley Works and HSBC Bank USA, National Association, as indenture trustee (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on November 29, 2005).

4.4
Sixth Supplemental Indenture, dated as of February 10, 2020, between Stanley Black & Decker, Inc. and HSBC Bank USA, National Association, as trustee, relating to the 4.000% Fixed-to-Fixed Reset Rate Junior Subordinated Debentures due 2060 (incorporated by reference to Exhibit 4.5 to the Company’s Form 8-K dated February 10, 2020).

4.5		Description of the Company's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (filed herewith).

10.1	(a)
Amended and Restated Five Year Credit Agreement, dated as of September 8, 2021 among Stanley Black & Decker, Inc., the initial lenders named therein and Citibank, N.A. as administrative agent for the lenders (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 14, 2021).#

(b)
Amendment No. 1 to Amended and Restated Five Year Credit Agreement, dated as of September 7, 2022 among Stanley Black & Decker, Inc., the lenders party thereto and Citibank, N.A. as administrative agent for the lenders (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 13, 2022).

(c)
Amendment No. 2 to Amended and Restated Five Year Credit Agreement, dated as of February 23, 2023, by and among Stanley Black & Decker, Inc., the lenders identified on the signature pages thereto, and Citibank, N.A., as agent for the lenders (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 23, 2023).

10.2	(a)
Syndicated 364-Day Credit Agreement, dated as of September 7, 2022 among Stanley Black & Decker, Inc., the initial lenders named therein and Citibank, N.A. as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 13, 2022).

(b)
Amendment No. 1 to Syndicated 364-Day Credit Agreement, dated as of February 23, 2023, by and among Stanley Black & Decker, Inc., the lenders identified on the signature pages thereto, and Citibank, N.A., as agent for the lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 23, 2023).

(c)
Club 364-Day Credit Agreement, dated as of September 7, 2022 among Stanley Black & Decker, Inc., the initial lenders named therein and Citibank, N.A. as administrative agent for the lenders (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 13, 2022).

(d)
Amendment No. 1 to Club 364-Day Credit Agreement, dated as of February 23, 2023, by and among Stanley Black & Decker, Inc., the lenders identified on the signature pages thereto, and Citibank, N.A., as agent for the lenders (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 23, 2023).

10.3
Agreement and Mutual Release, dated as of August 4, 2022, between Stanley Black & Decker, Inc. and James Loree (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended October 1, 2022 filed on October 27, 2022).*

10.4
Letter Agreement, dated as of May 31, 2022, between Stanley Black & Decker, Inc. and Donald Allan, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 1, 2022).*

10.5
Letter Agreement between Stanley Black & Decker, Inc. and John H. Wyatt dated as of December 22, 2014, as amended February 17, 2016 (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the period ended January 2, 2016 filed on February 19, 2016).*

10.6
Agreement and General Release, by and between Jeffery D. Ansell and Stanley Black & Decker, Inc., dated as of February 4, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 4. 2022).

10.7
Change in Control Severance Agreement, dated December 4, 2018 between Stanley Black & Decker, Inc. and Donald Allan Jr. (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the period ended December 29, 2018 filed on February 26, 2019).*

10.8
Form of Change in Control Severance Agreement (John H. Wyatt) (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the period ended January 2, 2021 filed on February 18, 2021).*

10.9
Deferred Compensation Plan for Non-Employee Directors, as amended through October 1, 2020 (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the period ended January 2, 2021 filed on February 18, 2021).*

10.10
Deferred Compensation Plan for Participants in Stanley’s Management Incentive Plan amended and restated as of December 11, 2007 (incorporated by reference to Exhibit 10(ix) to the Company’s Annual Report on Form 10-K for the period ended December 29, 2007 filed on February 25, 2008).*

10.11
Stanley Black & Decker Supplemental Retirement Account Plan (as in effect January 1, 2019) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended July 2, 2022 filed on July 28, 2022).*

10.12
Stanley Black & Decker, Inc. Supplemental Executive Retirement Program as amended and restated effective October 15, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 16, 2015).*

10.13
New 1991 Loan Agreement, dated June 30, 1998, between The Stanley Works, as lender, and Citibank, N.A. as trustee under the trust agreement for the Stanley Account Value Plan, to refinance the 1991 Salaried Employee ESOP Loan and the 1991 Hourly ESOP Loan and their related promissory notes (incorporated by reference to Exhibit 10(ii) to the Company’s Quarterly Report on Form 10-Q for the period ended July 4, 1998 filed on August 18, 1998).

10.14		The Stanley Works Non-Employee Directors’ Benefit Trust Agreement dated December 27, 1989 and amended as of January 1, 1991 by and between The Stanley Works and Fleet National Bank, as successor trustee (incorporated by reference to Exhibit (10)(xvii)(a) to the Company’s Annual Report on Form 10-K for the period ended December 29, 1990). P

10.15	(a)
The Stanley Black & Decker 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 30, 2013 filed on April 26, 2013).*

(b)
Form of Award Document for Performance Awards granted to executive officers under the Stanley Black & Decker 2013 Long-Term Incentive Plan, updated 2018 (incorporated by reference to Exhibit 10.16(b) to the Company's Annual Report on Form 10-K for the period ended December 30, 2017 filed on February 27, 2018).*

(c)
Form of stock option certificate for grants to executive officers pursuant to the Stanley Black & Decker 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.18(c) to the Company’s Annual Report on Form 10-K for the period ended December 28, 2013 filed on February 21, 2014).*

(d)
Form of restricted stock unit award certificate for grants of restricted stock units to executive officers pursuant to the Stanley Black & Decker 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.18(d) to the Company’s Annual Report on Form 10-K for the period ended December 28, 2013 filed on February 21, 2014).*

(e)
Form of restricted stock unit retention award certificate for grants of restricted stock units to executive officers pursuant to the Stanley Black & Decker 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.18(e) to the Company’s Annual Report on Form 10-K for the period ended December 31, 2016 filed on February 15, 2017).*

10.16	(a)
The Stanley Black & Decker 2018 Omnibus Award Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2018 filed on July 20, 2018).*

(b)
Form of stock option certificate for grants to executive officers pursuant to the Stanley Black & Decker 2018 Omnibus Award Plan (incorporated by reference to Exhibit 10.16(b) to the Company's Annual Report on Form 10-K for the period ended December 28, 2019 filed on February 21, 2020).*

(c)
Form of restricted stock unit award certificate for grants to executive officers pursuant to the Stanley Black & Decker 2018 Omnibus Award Plan (incorporated by reference to Exhibit 10.16(c) to the Company's Annual Report on Form 10-K for the period ended December 28, 2019 filed on February 21, 2020).*

(d)
Form of restricted stock unit retention award certificate for grants to executive officers pursuant to the Stanley Black & Decker 2018 Omnibus Award Plan (incorporated by reference to Exhibit 10.16(d) to the Company's Annual Report on Form 10-K for the period ended December 28, 2019 filed on February 21, 2020).*

(e)
Form of Award Document for Performance Award granted to executive officers under the Stanley Black & Decker 2018 Omnibus Award Plan (incorporated by reference to Exhibit 10.17(e) to the Company’s Annual Report on Form 10-K for the period ended January 1, 2022 filed on February 22, 2022).*

(f)
Form of Award Document granted to executive officers under the 2019 and 2020 Management Incentive Compensation Plan (incorporated by reference to Exhibit 10.16(f) to the Company's Annual Report on Form 10-K for the period ended December 29, 2018 filed on February 26, 2019).*

10.17	(a)	The Stanley Black & Decker 2022 Omnibus Award Plan (incorporated by reference to Exhibit 99.1(a) to the Registration Statement on Form S-8 filed on April 5, 2022).*

	(b)	Form of stock option certificate for grants to executive officers pursuant to the Stanley Black & Decker 2022 Omnibus Award Plan (filed herewith).*

	(c)	Form of restricted stock unit award certificate for grants to executive officers pursuant to the Stanley Black & Decker 2022 Omnibus Award Plan (filed herewith).*

	(d)	Form of restricted stock unit retention award certificate for grants to executive officers pursuant to the Stanley Black & Decker 2022 Omnibus Award Plan (filed herewith).*

	(e)	Letter regarding 2022-2024 Long-Term Incentive Program – Special Grant to Donald Allan, Jr. pursuant to the Stanley Black & Decker 2022 Omnibus Award Plan (filed herewith).*

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

10.21		Special Severance Policy for Management Incentive Compensation Plan Participants Levels 1-5 as amended effective June 24, 2016 (filed herewith).*

10.22		Global Omnibus Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1(a) to the Company’s Registration Statement on Form S-8 filed on November 13, 2019).*

10.23
Employment Offer Letter, dated June 12, 2017, between Stanley Black & Decker, Inc. and Janet M. Link (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the period ended December 30, 2017 filed on February 27, 2018).*

10.24
Employment Offer Letter, dated February 24, 2020, between Stanley Black & Decker, Inc. and Graham Robinson (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the period ended January 2, 2021 filed on February 18, 2021).*

10.25
Change in Control Severance Agreement (all other executive officers except Donald Allan Jr. and John H. Wyatt) (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the period ended January 2, 2021 filed on February 18. 2021).*

10.26
Underwriting Agreement, dated as of February 22, 2022, between Stanley Black & Decker, Inc. and BofA Securities, Inc., Citigroup Global Markets Inc., J.P. Morgan Securities LLC and Wells Fargo Securities, LLC. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on February 24, 2022).

21		Subsidiaries of Registrant.

23		Consent of Independent Registered Public Accounting Firm.

24		Power of Attorney.

31.1	(a)	Certification by President and Chief Executive Officer pursuant to Rule 13a-14(a).

31.1	(b)	Certification by Interim Chief Financial Officer pursuant to Rule 13a-14(a).

32.1		Certification by President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification by Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1
Policy on Confidential Proxy Voting and Independent Tabulation and Inspection of Elections as adopted by The Board of Directors October 23, 1991 (incorporated by reference to Exhibit (28)(i) to the Quarterly Report on Form 10-Q for the quarter ended September 28, 1991). P

101		The following materials from Stanley Black & Decker Inc.'s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the fiscal years ended December 31, 2022, January 1, 2022, and January 2, 2021; (ii) Consolidated Statements of Comprehensive Income for the fiscal years ended December 31, 2022, January 1, 2022, and January 2, 2021; (iii) Consolidated Balance Sheets at December 31, 2022 and January 1, 2022; (iv) Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2022, January 1, 2022, and January 2, 2021; (v) Consolidated Statements of Changes in Shareowners' Equity for the fiscal years ended December 31, 2022, January 1, 2022, and January 2, 2021; and (vi) Notes to Consolidated Financial Statements.**

104		The cover page of Stanley Black & Decker Inc.'s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in iXBRL (included within Exhibit 101).

#
Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K and the Company agrees to furnish supplementally to the SEC a copy of any omitted schedules or exhibits upon request.

*	Management contract or compensatory plan or arrangement.
P	Paper Filing
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.