Form 10-Q
period 2023-07-01
STANLEY BLACK & DECKER, INC.
filed 2023-08-01
CIK 93556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
153,230,047 shares of the registrant’s common stock were outstanding as of July 27, 2023.

PART I — FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
THREE AND SIX MONTHS ENDED JULY 1, 2023 AND JULY 2, 2022
(Unaudited, Millions of Dollars, Except Per Share Amounts)

	Second Quarter		Year-to-Date
	2023	2022	2023	2022
Net Sales	$4,158.9	$4,393.0	$8,090.7	$8,841.0
Costs and Expenses
Cost of sales	$3,226.8	$3,185.9	$6,323.1	$6,328.5
Selling, general and administrative	834.4	849.4	1,657.4	1,798.6
Provision for credit losses	2.9	3.3	5.0	14.4
Other, net	66.6	79.1	130.3	141.1
(Gain) loss on sales of businesses	—	(0.2)	7.6	(0.2)
Asset impairment charge	—	168.4	—	168.4
Restructuring charges	4.6	19.5	16.7	72.2
Interest income	(45.2)	(6.5)	(85.0)	(9.3)
Interest expense	144.6	78.2	275.5	132.9
	$4,234.7	$4,377.1	$8,330.6	$8,646.6
(Loss) earnings from continuing operations before income taxes	(75.8)	15.9	(239.9)	194.4
Income taxes on continuing operations	(253.3)	(62.8)	(229.6)	(39.9)
Net earnings (loss) from continuing operations	177.5	78.7	(10.3)	234.3
Less: Net earnings attributable to non-controlling interests	—	0.1	—	0.2
Net Earnings (Loss) from Continuing Operations Attributable to Common Shareowners	$177.5	$78.6	$(10.3)	$234.1
Add: Contract adjustment payments accretion	—	0.4	—	0.7
Net Earnings (Loss) from Continuing Operations Attributable to Common Shareowners - Diluted	$177.5	$79.0	$(10.3)	$234.8
(Loss) earnings from discontinued operations before income taxes (including 2023 pre-tax loss on Security sale of $0.8 million)	(0.8)	6.4	(0.8)	28.6
Income taxes on discontinued operations	(0.3)	(2.6)	(0.3)	(0.2)
Net (loss) earnings from discontinued operations	$(0.5)	$9.0	$(0.5)	$28.8
Net Earnings (Loss) Attributable to Common Shareowners - Diluted	$177.0	$88.0	$(10.8)	$263.6
Net Earnings (Loss) Attributable to Stanley Black & Decker, Inc.	$177.0	$87.6	$(10.8)	$262.9
Total Comprehensive Income (Loss) Attributable to Common Shareowners	$147.9	$(190.1)	$12.9	$(42.5)
Basic earnings (loss) per share of common stock:
Continuing operations	$1.19	$0.54	$(0.07)	$1.56
Discontinued operations	$—	$0.06	$—	$0.19
Total basic earnings (loss) per share of common stock	$1.18	$0.60	$(0.07)	$1.75
Diluted earnings (loss) per share of common stock:
Continuing operations	$1.18	$0.51	$(0.07)	$1.47
Discontinued operations	$—	$0.06	$—	$0.18
Total diluted earnings (loss) per share of common stock	$1.18	$0.57	$(0.07)	$1.65
See Notes to Unaudited Condensed Consolidated Financial Statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JULY 1, 2023 AND DECEMBER 31, 2022
(Unaudited, Millions of Dollars, Except Share and Per Share Amounts)

	July 1, 2023	December 31, 2022
ASSETS
Current Assets
Cash and cash equivalents	$391.4	$395.6
Accounts and notes receivable, net	1,706.7	1,231.0
Inventories, net	5,282.9	5,861.1
Prepaid expenses	433.1	441.4
Other current assets	25.6	45.6
Total Current Assets	7,839.7	7,974.7
Property, plant and equipment, net	2,245.7	2,353.1
Goodwill	8,509.8	8,502.7
Intangibles, net	4,380.5	4,474.8
Other assets	1,957.5	1,658.0
Total Assets	$24,933.2	$24,963.3
LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities
Short-term borrowings	$1,784.0	$2,102.9
Current maturities of long-term debt	1.1	1.2
Accounts payable	2,413.9	2,344.4
Accrued expenses	1,940.6	2,120.7
Total Current Liabilities	6,139.6	6,569.2
Long-term debt	6,099.9	5,352.9
Deferred taxes	589.1	709.2
Post-retirement benefits	347.6	353.9
Other liabilities	2,221.1	2,263.9
Commitments and Contingencies (Notes P and Q)
Shareowners’ Equity
Stanley Black & Decker, Inc. Shareowners’ Equity
Common stock, par value $2.50 per share: Authorized 300,000,000 shares in 2023 and 2022 Issued 176,902,738 shares in 2023 and 2022	442.3	442.3
Retained earnings	9,083.0	9,333.3
Additional paid in capital	5,072.8	5,055.6
Accumulated other comprehensive loss	(2,095.8)	(2,119.5)
	12,502.3	12,711.7
Less: cost of common stock in treasury (23,685,402 shares in 2023 and 23,919,208 shares in 2022)	(2,968.5)	(2,999.6)
Stanley Black & Decker, Inc. Shareowners’ Equity	9,533.8	9,712.1
Non-controlling interests	2.1	2.1
Total Shareowners’ Equity	9,535.9	9,714.2
Total Liabilities and Shareowners’ Equity	$24,933.2	$24,963.3
See Notes to Unaudited Condensed Consolidated Financial Statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE AND SIX MONTHS ENDED JULY 1, 2023 AND JULY 2, 2022
(Unaudited, Millions of Dollars)

	Second Quarter		Year-to-Date
	2023	2022	2023	2022
OPERATING ACTIVITIES
Net earnings (loss) from continuing operations	$177.5	$78.7	$(10.3)	$234.3
Net (loss) earnings from discontinued operations	(0.5)	9.0	(0.5)	28.8
Adjustments to reconcile net earnings (loss) to cash provided by (used in) operating activities:
Depreciation and amortization of property, plant and equipment	116.1	91.9	229.0	183.9
Amortization of intangibles	48.3	51.5	96.6	103.2
(Gain) loss on sales of businesses	—	(0.2)	7.6	(0.2)
Loss on sale of discontinued operations	0.8	—	0.8	—
Asset impairment charge	—	168.4	—	168.4
Stock-based compensation expense	12.1	26.3	46.8	56.6
Changes in working capital	278.9	(568.0)	97.7	(1,904.1)
Changes in other assets and liabilities	(368.8)	(301.5)	(489.6)	(555.9)
Cash provided by (used in) operating activities	264.4	(443.9)	(21.9)	(1,685.0)
INVESTING ACTIVITIES
Capital and software expenditures	(68.3)	(145.7)	(136.5)	(285.5)
Proceeds from sales of assets	6.6	6.2	9.5	15.2
Proceeds from sales of businesses, net of cash sold	(6.3)	0.2	(5.7)	0.2
Business acquisitions, net of cash acquired	—	(9.1)	—	(45.6)
Purchases of investments	(1.2)	(9.2)	(1.6)	(9.3)
Net investment hedge settlements	—	4.2	—	8.9
Other	—	(0.9)	3.9	(1.6)
Cash used in investing activities	(69.2)	(154.3)	(130.4)	(317.7)
FINANCING ACTIVITIES
Proceeds from debt issuances, net of fees	(1.3)	(2.2)	745.9	992.6
Stock purchase contract fees	—	(9.8)	—	(19.6)
Credit facility borrowings	—	—	—	2,250.0
Net short-term commercial paper (repayments) borrowings	(42.0)	746.6	(327.9)	1,341.4
Proceeds from issuances of common stock	4.0	5.9	7.1	19.6
Purchases of common stock for treasury	(0.8)	(1.1)	(5.6)	(2,314.1)
Craftsman contingent consideration	(8.9)	(11.3)	(18.0)	(21.1)
Termination of interest rate swaps	—	—	—	22.7
Cash dividends on common stock	(119.7)	(114.0)	(239.5)	(230.3)
Other	(7.1)	(5.9)	(13.6)	(7.6)
Cash (used in) provided by financing activities	(175.8)	608.2	148.4	2,033.6
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(14.2)	(22.4)	(5.1)	(17.6)
Change in cash, cash equivalents and restricted cash	5.2	(12.4)	(9.0)	13.3
Cash, cash equivalents and restricted cash, beginning of period	390.7	320.5	404.9	294.8
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$395.9	$308.1	$395.9	$308.1

The following table provides a reconciliation of the cash, cash equivalents and restricted cash balances as of July 1, 2023 and December 31, 2022, as shown above:

	July 1, 2023	December 31, 2022
Cash and cash equivalents	$391.4	$395.6
Restricted cash included in Other current assets	4.5	9.3
Cash, cash equivalents and restricted cash	$395.9	$404.9
See Notes to Unaudited Condensed Consolidated Financial Statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY
THREE AND SIX MONTHS ENDED JULY 1, 2023 AND JULY 2, 2022
(Unaudited, Millions of Dollars, Except Share and Per Share Amounts)

	Preferred Stock	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non- Controlling Interests	Shareowners’ Equity
Balance December 31, 2022	$—	$442.3	$5,055.6	$9,333.3	$(2,119.5)	$(2,999.6)	$2.1	$9,714.2
Net loss	—	—	—	(187.8)	—	—	—	(187.8)
Other comprehensive income	—	—	—	—	52.8	—	—	52.8
Cash dividends declared — $0.80 per common share	—	—	—	(119.8)	—	—	—	(119.8)
Issuance of common stock (202,552 shares)	—	—	(21.5)	—	—	24.6	—	3.1
Repurchase of common stock (58,377 shares)	—	—	—	—	—	(4.8)	—	(4.8)
Stock-based compensation related	—	—	34.7	—	—	—	—	34.7
Balance April 1, 2023	$—	$442.3	$5,068.8	$9,025.7	$(2,066.7)	$(2,979.8)	$2.1	$9,492.4
Net earnings	—	—	—	177.0	—	—	—	177.0
Other comprehensive loss	—	—	—	—	(29.1)	—	—	(29.1)
Cash dividends declared — $0.80 per common share	—	—	—	(119.7)	—	—	—	(119.7)
Issuance of common stock (99,627 shares)	—	—	(8.1)	—	—	12.1	—	4.0
Repurchase of common stock (9,996 shares)	—	—	—	—	—	(0.8)	—	(0.8)
Stock-based compensation related	—	—	12.1	—	—	—	—	12.1
Balance July 1, 2023	$—	$442.3	$5,072.8	$9,083.0	$(2,095.8)	$(2,968.5)	$2.1	$9,535.9

	Preferred Stock	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non- Controlling Interests	Shareowners’ Equity
Balance January 1, 2022	$620.3	$442.3	$4,999.2	$8,742.4	$(1,845.6)	$(1,368.1)	$1.9	$11,592.4
Net earnings	—	—	—	175.3	—	—	0.1	175.4
Other comprehensive loss	—	—	—	—	(27.7)	—	—	(27.7)
Cash dividends declared — $0.79 per common share	—	—	—	(116.3)	—	—	—	(116.3)
Issuance of common stock (338,897 shares)	—	—	(24.0)	—	—	37.7	—	13.7
Repurchase of common stock (12,729,825 shares)	—	—	(300.0)	—	—	(2,013.0)	—	(2,313.0)
Stock-based compensation related	—	—	30.3	—	—	—	—	30.3
Balance April 2, 2022	$620.3	$442.3	$4,705.5	$8,801.4	$(1,873.3)	$(3,343.4)	$2.0	$9,354.8
Net earnings	—	—	—	87.6	—	—	0.1	87.7
Other comprehensive loss	—	—	—	—	(277.7)	—	—	(277.7)
Cash dividends declared — $0.79 per common share	—	—	—	(114.0)	—	—	—	(114.0)
Issuance of common stock (83,264 shares)	—	—	(4.4)	—	—	10.3	—	5.9
Repurchase of common stock (3,219,632 shares)	—	—	299.9	—	—	(301.0)	—	(1.1)
Stock-based compensation related	—	—	26.3	—	—	—	—	26.3
Balance July 2, 2022	$620.3	$442.3	$5,027.3	$8,775.0	$(2,151.0)	$(3,634.1)	$2.1	$9,081.9
See Notes to Unaudited Condensed Consolidated Financial Statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 1, 2023

A.    SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (hereinafter referred to as “generally accepted accounting principles”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations for the interim periods have been included and are of a normal, recurring nature. Operating results for the three and six months ended July 1, 2023 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes included in Stanley Black & Decker, Inc.’s (the “Company”) Form 10-K for the year ended December 31, 2022, and subsequent related filings with the Securities and Exchange Commission ("SEC").

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

B.    NEW ACCOUNTING STANDARDS

NEW ACCOUNTING STANDARDS ADOPTED — In September 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. The new standard requires that a buyer in a supplier finance program disclose sufficient information about the key terms of the program, the amount of outstanding confirmed obligations at period end, where the obligations are presented in the balance sheet, and a rollforward of the obligations during the annual period. The ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. The amendments in this update should be applied retrospectively to all periods in which a balance sheet is presented, except for the rollforward requirement, which is applied prospectively. The Company adopted this standard in the first quarter of 2023, with the exception of the amendment on rollforward information. Refer to Note Q, Commitments and Guarantees, for further discussion.

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

C.    EARNINGS PER SHARE

The following table reconciles net earnings (loss) attributable to common shareowners and the weighted-average shares outstanding used to calculate basic and diluted earnings (loss) per share for the three and six months ended July 1, 2023 and July 2, 2022:

	Second Quarter		Year-to-Date
	2023	2022	2023	2022
Numerator (in millions):
Net Earnings (Loss) from Continuing Operations Attributable to Common Shareowners	$177.5	$78.6	$(10.3)	$234.1
Add: Contract adjustment payments accretion	—	0.4	—	0.7
Net Earnings (Loss) from Continuing Operations Attributable to Common Shareowners - Diluted	$177.5	$79.0	$(10.3)	$234.8
Net (loss) earnings from discontinued operations	(0.5)	9.0	(0.5)	28.8
Net Earnings (Loss) Attributable to Common Shareowners - Diluted	$177.0	$88.0	$(10.8)	$263.6

	Second Quarter		Year-to-Date
	2023	2022	2023	2022
Denominator (in thousands):
Basic weighted-average shares outstanding	149,687	145,353	149,631	150,385
Dilutive effect of stock contracts and awards	540	9,461	—	9,742
Diluted weighted-average shares outstanding	150,227	154,814	149,631	160,127

	Second Quarter		Year-to-Date
	2023	2022	2023	2022
Earnings (loss) per share of common stock:
Basic earnings (loss) per share of common stock:
Continuing operations	$1.19	$0.54	$(0.07)	$1.56
Discontinued operations	$—	$0.06	$—	$0.19
Total basic earnings (loss) per share of common stock	$1.18	$0.60	$(0.07)	$1.75

Diluted earnings (loss) per share of common stock:
Continuing operations	$1.18	$0.51	$(0.07)	$1.47
Discontinued operations	$—	$0.06	$—	$0.18
Total dilutive earnings (loss) per share of common stock	$1.18	$0.57	$(0.07)	$1.65

The following weighted-average stock options were not included in the computation of weighted-average diluted shares outstanding because the effect would be anti-dilutive (in thousands):

	Second Quarter		Year-to-Date
	2023	2022	2023	2022
Number of stock options	5,857	4,166	5,796	3,356
In November 2019, the Company issued 7,500,000 Equity Units with a total notional value of $750.0 million ("2019 Equity Units"). Each unit had a stated amount of $100 and initially consisted of a three-year forward stock purchase contract (“2022 Purchase Contracts”) for the purchase of a variable number of shares of common stock, on November 15, 2022, for a price of $100, and a 10% beneficial ownership interest in one share of 0% Series D Cumulative Perpetual Convertible Preferred Stock, without par, with a liquidation preference of $1,000 per share (“Series D Preferred Stock”). The shares associated with the forward stock purchase contracts component of the 2019 Equity Units were reflected in diluted earnings per share in the first quarter of 2022 using the if-converted method. Upon the adoption of ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40), in the first quarter of 2022, the common shares that would be required to settle the applicable conversion value of the Series D Preferred Stock was included in the denominator of diluted earnings per share using the if-converted method through the date of redemption as discussed below. In accordance with the standard, the Company increased weighted-average shares outstanding used to calculate diluted earnings per share for both the three and six months ended July 2, 2022 by 4.1 million shares.
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
Refer to Note I, Equity Arrangements, for further discussion.

D.    ACCOUNTS AND NOTES RECEIVABLE, NET

(Millions of Dollars)	July 1, 2023	December 31, 2022
Trade accounts receivable	$1,603.8	$1,142.0
Trade notes receivable	85.4	100.1
Other accounts receivable	105.5	95.5
Gross accounts and notes receivable	$1,794.7	$1,337.6
Allowance for credit losses	(88.0)	(106.6)
Accounts and notes receivable, net	$1,706.7	$1,231.0
Trade receivables are dispersed among a large number of retailers, distributors and industrial accounts in many countries. Adequate reserves have been established to cover anticipated credit losses.

The changes in the allowance for credit losses for the three and six months ended July 1, 2023 and July 2, 2022 are as follows:

	Second Quarter		Year-to-Date
(Millions of Dollars)	2023	2022	2023	2022
Beginning balance	$105.8	$107.8	$106.6	$95.9
Charged to costs and expenses	2.9	3.3	5.0	14.4
Other, including recoveries and deductions (a)	(20.7)	(8.9)	(23.6)	(8.1)
Balance end of period	$88.0	$102.2	$88.0	$102.2
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

The Company has an accounts receivable sale program. According to the terms, the Company sells certain of its trade accounts receivables at fair value to a wholly owned, consolidated, bankruptcy-remote special purpose subsidiary (“BRS"). The BRS, in turn, can sell such receivables to a third-party financial institution (“Purchaser”) for cash. The Purchaser’s maximum cash investment in the receivables at any time is $110.0 million. The purpose of the program is to provide liquidity to the Company. These transfers qualify as sales under Accounting Standards Codification ("ASC") 860, Transfers and Servicing, and receivables are derecognized from the Company’s consolidated balance sheet when the BRS sells those receivables to the Purchaser. The Company has no retained interests in the transferred receivables, other than collection and administrative responsibilities. At July 1, 2023, the Company did not record a servicing asset or liability related to its retained responsibility based on its assessment of the servicing fee, market values for similar transactions and its cost of servicing the receivables sold.

At July 1, 2023 and December 31, 2022, net receivables of approximately $96.5 million and $110.0 million, respectively, were derecognized. Proceeds from transfers of receivables to the Purchaser totaled $119.9 million and $176.8 million for the three and six months ended July 1, 2023, respectively, and payments to the Purchaser totaled $84.0 million and $190.3 million, respectively. Proceeds from transfers of receivables to the Purchaser totaled $132.3 million and $214.6 million for the three and six months ended July 2, 2022, respectively, and payments to the Purchaser totaled $108.7 million and $204.6 million, respectively. The program resulted in a pre-tax loss of $1.5 million and $2.7 million for the three and six months ended July 1, 2023, respectively, which included service fees of $0.2 million and $0.4 million, respectively. The program resulted in a pre-tax loss of $0.9 million and $1.3 million for the three and six months ended July 2, 2022, respectively, which included service fees of $0.2 million and $0.4 million, respectively. All cash flows under the program are reported as a component of changes in working capital within operating activities in the Condensed Consolidated Statements of Cash Flows since all the cash from the Purchaser is received upon the initial sale of the receivable.

As of July 1, 2023 and December 31, 2022, the Company's deferred revenue totaled $119.0 million and $122.9 million, respectively, of which $30.5 million and $29.6 million, respectively, was classified as current. Revenue recognized for the six months ended July 1, 2023 and July 2, 2022 that was previously deferred as of December 31, 2022 and January 1, 2022 totaled $12.6 million and $11.4 million, respectively.

E.    INVENTORIES, NET

(Millions of Dollars)	July 1, 2023	December 31, 2022
Finished products	$3,257.8	$3,460.8
Work in process	238.1	338.7
Raw materials	1,787.0	2,061.6
Total	$5,282.9	$5,861.1

F.    GOODWILL
Changes in the carrying amount of goodwill by segment are as follows:

(Millions of Dollars)	Tools & Outdoor	Industrial	Total
Balance December 31, 2022	$5,939.7	$2,563.0	$8,502.7
Foreign currency translation & other	12.7	(5.6)	7.1
Balance July 1, 2023	$5,952.4	$2,557.4	$8,509.8

G.    LONG-TERM DEBT AND FINANCING ARRANGEMENTS

		July 1, 2023						December 31, 2022
(Millions of Dollars)	Interest Rate	Notional Value	Unamortized Discount	Unamortized Gain/(Loss) Terminated Swaps [1]	Purchase Accounting FV Adjustment	Deferred Financing Fees	Carrying Value	Carrying Value
Notes payable due 2025	2.30%	$500.0	$(0.4)	$—	$—	$(1.4)	$498.2	$497.7
Notes payable due 2026	3.40%	500.0	(0.3)	—	—	(1.1)	498.6	498.3
Notes payable due 2026	6.27%	350.0	—	—	—	(1.4)	348.6	—
Notes payable due 2026	3.42%	25.0	—	—	1.3	(0.1)	26.2	26.4
Notes payable due 2026	1.84%	27.2	—	—	1.2	(0.2)	28.2	28.0
Notes payable due 2028	6.00%	400.0	(0.4)	—	—	(2.0)	397.6	—
Notes payable due 2028	7.05%	150.0	—	5.4	5.3	—	160.7	161.8
Notes payable due 2028	4.25%	500.0	(0.2)	—	—	(2.4)	497.4	497.2
Notes payable due 2028	3.52%	50.0	—	—	3.5	(0.2)	53.3	53.7
Notes payable due 2030	2.30%	750.0	(1.7)	—	—	(3.5)	744.8	744.5
Notes payable due 2032	3.00%	500.0	(0.8)	—	—	(3.1)	496.1	495.9
Notes payable due 2040	5.20%	400.0	(0.2)	(25.3)	—	(2.4)	372.1	371.3
Notes payable due 2048	4.85%	500.0	(0.5)	—	—	(4.6)	494.9	494.8
Notes payable due 2050	2.75%	750.0	(1.8)	—	—	(7.7)	740.5	740.3
Notes payable due 2060 (junior subordinated)	4.00%	750.0	—	—	—	(8.7)	741.3	741.2
Other, payable in varying amounts 2024 through 2027	4.10%-4.31%	2.5	—	—	—	—	2.5	3.0
Total Long-term debt, including current maturities		$6,154.7	$(6.3)	$(19.9)	$11.3	$(38.8)	$6,101.0	$5,354.1
Less: Current maturities of long-term debt							(1.1)	(1.2)
Long-term debt							$6,099.9	$5,352.9
1Unamortized gain/(loss) associated with interest rate swaps are more fully discussed in Note H, Financial Instruments.

In March 2023, the Company issued $350.0 million of senior unsecured term notes maturing March 6, 2026 ("2026 Term Notes") and $400.0 million of senior unsecured term notes maturing March 6, 2028 (“2028 Term Notes”). The 2026 Term Notes accrue interest at a fixed rate of 6.272% per annum and the 2028 Term Notes at a fixed rate of 6.0% per annum, with interest payable semi-annually in arrears, and both notes rank equally in right of payment with all of the Company's existing and future unsecured, unsubordinated debt. The Company received total net proceeds from this offering of $745.9 million, net of $4.1 million of underwriting expenses and other fees associated with the transaction. The Company used the net proceeds from the offering for general corporate purposes, including repayment of indebtedness under the commercial paper program.

In February 2022, the Company issued $500.0 million of senior unsecured term notes maturing February 24, 2025 ("2025 Term Notes") and $500.0 million of senior unsecured term notes maturing May 15, 2032 (“2032 Term Notes”). The 2025 Term Notes accrue interest at a fixed rate of 2.3% per annum and the 2032 Term Notes at a fixed rate of 3.0% per annum, with interest payable semi-annually in arrears, and both notes rank equally in right of payment with all of the Company's existing and future unsecured unsubordinated debt. The Company received total net proceeds from this offering of $992.6 million, net of $7.4 million of underwriting expenses and other fees associated with the transaction in the first quarter of 2022. The Company used the net proceeds from the offering for general corporate purposes, including repayment of indebtedness under the commercial paper program.

The Company has a $3.5 billion commercial paper program which includes Euro denominated borrowings in addition to U.S. Dollars. As of July 1, 2023, the Company had commercial paper borrowings outstanding of $1.8 billion of which $736.9 million in Euro denominated commercial paper was designated as a net investment hedge. Refer to Note H, Financial Instruments, for further discussion. As of December 31, 2022, the Company had $2.1 billion of borrowings outstanding, which did not include any Euro denominated commercial paper.

The Company has a five-year $2.5 billion committed credit facility (the “5-Year Credit Agreement”). Borrowings under the 5-Year Credit Agreement may be made in U.S. Dollars, Euros or Pounds Sterling. A sub-limit amount of $814.3 million is designated for swing line advances which may be drawn in Euros pursuant to the terms of the 5-Year Credit Agreement. Borrowings bear interest at a floating rate plus an applicable margin dependent upon the denomination of the borrowing and specific terms of the 5-Year Credit Agreement. The Company must repay all advances under the 5-Year Credit Agreement by the earlier of September 8, 2026 or upon termination. The 5-Year Credit Agreement is designated to be a liquidity back-stop for the Company's $3.5 billion U.S. Dollar and Euro commercial paper program. As of July 1, 2023 and December 31, 2022, the Company had not drawn on its five-year committed credit facility.

The Company has a $1.5 billion syndicated 364-Day Credit Agreement (the “Syndicated 364-Day Credit Agreement”) which is a revolving credit loan. Borrowings under the Syndicated 364-Day Credit Agreement may be made in U.S. Dollars or Euros and bear interest at a floating rate plus an applicable margin dependent upon the denomination of the borrowing and pursuant to the terms of the Syndicated 364-Day Credit Agreement. The Company must repay all advances under the Syndicated 364-Day Credit Agreement by the earlier of September 6, 2023 or upon termination. The Company may, however, convert all advances outstanding upon termination into a term loan that shall be repaid in full no later than the first anniversary of the termination date provided that the Company, among other things, pays a fee to the administrative agent for the account of each lender. The Syndicated 364-Day Credit Agreement serves as part of the liquidity back-stop for the Company’s $3.5 billion U.S. Dollar and Euro commercial paper program. As of July 1, 2023 and December 31, 2022, the Company had not drawn on its Syndicated 364-Day Credit Agreement.

The Company has a $0.5 billion revolving credit loan (the "Club 364-Day Credit Agreement"). Borrowings under the Club 364-Day Credit Agreement may be made in U.S. Dollars and Euros and bear interest at a floating rate plus an applicable margin dependent upon the denomination of the borrowing and pursuant to the terms of the Club 364-Day Credit Agreement. The Company must repay all advances under the Club 364-Day Credit Agreement by the earlier of September 6, 2023 or upon termination. The Company may, however, convert all advances outstanding upon termination into a term loan that shall be repaid in full no later than the first anniversary of the termination date provided that the Company, among other things, pays a fee to the administrative agent for the account of each lender. As of July 1, 2023 and December 31, 2022, the Company had not drawn on its Club 364-Day Credit Agreement.

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

A summary of the fair values of the Company’s derivatives recorded in the Condensed Consolidated Balance Sheets at July 1, 2023 and December 31, 2022 is as follows:

(Millions of Dollars)	Balance Sheet Classification	July 1, 2023	December 31, 2022	Balance Sheet Classification	July 1, 2023	December 31, 2022
Derivatives designated as hedging instruments:
Foreign Exchange Contracts Cash Flow	Other current assets	$3.1	$4.5	Accrued expenses	$5.6	$4.2
	LT other assets	0.3	—	LT other liabilities	0.1	—
Non-derivative designated as hedging instrument:
Net Investment Hedge		$—	$—	Short-term borrowings	$736.9	$—
Total designated as hedging instruments		$3.4	$4.5		$742.6	$4.2
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other current assets	$3.0	$7.7	Accrued expenses	$13.7	$11.9
Total		$6.4	$12.2		$756.3	$16.1
The counterparties to all of the above mentioned financial instruments are major international financial institutions. The Company is exposed to credit risk for net exchanges under these agreements, but not for the notional amounts. The credit risk is limited to the asset amounts noted above. The Company limits its exposure and concentration of risk by contracting with diverse financial institutions and does not anticipate non-performance by any of its counterparties. The Company considers non-performance risk of its counterparties at each reporting period and adjusts the carrying value of these assets accordingly. The risk of default is considered remote. As of July 1, 2023 and December 31, 2022, there were no assets that had been posted as collateral related to the above mentioned financial instruments.

During the six months ended July 1, 2023 and July 2, 2022, cash flows related to derivatives, including those that are separately discussed below, resulted in net cash paid of $17.2 million and net cash received of $60.2 million, respectively.

CASH FLOW HEDGES

There were after-tax mark-to-market losses of $45.3 million and $44.5 million as of July 1, 2023 and December 31, 2022, respectively, reported for cash flow hedge effectiveness in Accumulated other comprehensive loss. An after-tax loss of $5.1 million is expected to be reclassified to earnings as the hedged transactions occur or as amounts are amortized within the next twelve months. The ultimate amount recognized will vary based on fluctuations of the hedged currencies and interest rates through the maturity dates.

The tables below detail pre-tax amounts of derivatives designated as cash flow hedges in Accumulated other comprehensive loss during the periods in which the underlying hedged transactions affected earnings for the three and six months ended July 1, 2023 and July 2, 2022:

	Second Quarter 2023
(Millions of Dollars)	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Recognized in Income on Amounts Excluded from Effectiveness Testing
Interest Rate Contracts	$—	Interest expense	$(1.6)	$—
Foreign Exchange Contracts	$(1.9)	Cost of sales	$(1.0)	$—

	Year-to-Date 2023
(Millions of Dollars)	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Recognized in Income on Amounts Excluded from Effectiveness Testing
Interest Rate Contracts	$—	Interest expense	$(3.1)	$—
Foreign Exchange Contracts	$(4.5)	Cost of sales	$(0.4)	$—

	Second Quarter 2022
(Millions of dollars)	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Recognized in Income on Amounts Excluded from Effectiveness Testing
Interest Rate Contracts	$—	Interest expense	$(1.5)	$—
Foreign Exchange Contracts	$16.9	Cost of sales	$7.2	—

	Year-to-Date 2022
(Millions of Dollars)	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Recognized in Income on Amounts Excluded from Effectiveness Testing
Interest Rate Contracts	$23.4	Interest expense	$(2.7)	$—
Foreign Exchange Contracts	$23.4	Cost of sales	$13.3	$—
A summary of the pre-tax effect of cash flow hedge accounting on the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended July 1, 2023 and July 2, 2022 is as follows:

	Second Quarter 2023		Year-to-Date 2023
(Millions of Dollars)	Cost of Sales	Interest Expense	Cost of Sales	Interest Expense
Total amount in the Consolidated Statements of Operations and Comprehensive Income (Loss) in which the effects of the cash flow hedges are recorded	$3,226.8	$144.6	$6,323.1	$275.5
Gain (loss) on cash flow hedging relationships:
Foreign Exchange Contracts:
Hedged Items	$1.0	$—	$0.4	$—
Gain (loss) reclassified from OCI into Income	$(1.0)	$—	$(0.4)	$—
Interest Rate Swap Agreements:
Gain (loss) reclassified from OCI into Income [1]	$—	$(1.6)	$—	$(3.1)

	Second Quarter 2022		Year-to-Date 2022
(Millions of Dollars)	Cost of Sales	Interest Expense	Cost of Sales	Interest Expense
Total amount in the Consolidated Statements of Operations and Comprehensive Income (Loss) in which the effects of the cash flow hedges are recorded	$3,185.9	$78.2	$6,328.5	$132.9
Gain (loss) on cash flow hedging relationships:
Foreign Exchange Contracts:
Hedged Items	$(7.2)	$—	$(13.3)	$—
Gain (loss) reclassified from OCI into Income	$7.2	$—	$13.3	$—
Interest Rate Swap Agreements:
Gain (loss) reclassified from OCI into Income [1]	$—	$(1.5)	$—	$(2.7)
1 Inclusive of the gain/loss amortization on terminated derivative financial instruments.

An after-tax loss of $1.4 million and gain of $2.2 million were reclassified from Accumulated other comprehensive loss into earnings (inclusive of the gain/loss amortization on terminated derivative instruments) for the three months ended July 1, 2023 and July 2, 2022, respectively. An after-tax loss of $1.9 million and after-tax gain of $4.7 million were reclassified from Accumulated other comprehensive loss into earnings (inclusive of the gain/loss amortization on terminated derivative instruments) for the six months ended July 1, 2023 and July 2, 2022, respectively.

Interest Rate Contracts: In prior years, the Company entered into interest rate swap agreements in order to obtain the lowest cost source of funds within a targeted range of variable to fixed-debt proportions. These swap agreements, which were designated as cash flow hedges, subsequently matured or were terminated and the gain/loss was recorded in Accumulated other comprehensive loss and is being amortized to interest expense. The cash flows stemming from the maturity or termination of the swaps are presented within financing activities in the Condensed Consolidated Statements of Cash Flows. The Company has no outstanding forward starting swaps designated as cash flow hedges as of July 1, 2023 or December 31, 2022.

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

Forward Contracts: Through its global businesses, the Company enters into transactions and makes investments denominated in multiple currencies that give rise to foreign currency risk. The Company and its subsidiaries regularly purchase inventory from subsidiaries with functional currencies different than their own, which creates currency-related volatility in the Company’s results of operations. The Company utilizes forward contracts to hedge these forecasted purchases and sales of inventory. Gains and losses reclassified from Accumulated other comprehensive loss are recorded in Cost of sales as the hedged item affects earnings. There are no components excluded from the assessment of effectiveness for these contracts. At July 1, 2023 and December 31, 2022, the notional value of forward currency contracts outstanding is $570.1 million and $281.7 million, respectively, maturing on various dates through 2024 and 2023, respectively.
FAIR VALUE HEDGES

Interest Rate Risk: In an effort to optimize the mix of fixed versus floating rate debt in the Company’s capital structure, the Company enters into interest rate swaps. In prior years, the Company entered into interest rate swaps related to certain of its notes payable which were subsequently terminated. Amortization of the gain/loss on previously terminated swaps is reported as a reduction of interest expense. Prior to termination, the changes in the fair value of the swaps and the offsetting changes in fair value related to the underlying notes were recognized in earnings. As of July 1, 2023 and December 31, 2022, the Company did not have any active fair value interest rate swaps.

A summary of the pre-tax effect of fair value hedge accounting on the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended July 1, 2023 and July 2, 2022 is as follows:

(Millions of Dollars)	Second Quarter 2023 Interest Expense	Year-to-Date 2023 Interest Expense
Total amount in the Consolidated Statements of Operations and Comprehensive Income (Loss) in which the effects of the fair value hedges are recorded	$144.6	$275.5
Amortization of gain on terminated swaps	$(0.1)	$(0.2)

(Millions of Dollars)	Second Quarter 2022 Interest Expense	Year-to-Date 2022 Interest Expense
Total amount in the Consolidated Statements of Operations and Comprehensive Income (Loss) in which the effects of the fair value hedges are recorded	$78.2	$132.9
Amortization of gain on terminated swaps	$(0.1)	$(0.2)

A summary of the amounts recorded in the Condensed Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges as of July 1, 2023 and December 31, 2022 is as follows:

	July 1, 2023
(Millions of Dollars)	Carrying Amount of Hedged Liability (1)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liability
Long-Term Debt	$532.8	Terminated Swaps	$(19.9)

	December 31, 2022
(Millions of Dollars)	Carrying Amount of Hedged Liability (1)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liability
Long-Term Debt	$533.1	Terminated Swaps	$(20.1)
(1) Represents hedged items no longer designated in qualifying fair value hedging relationships.

NET INVESTMENT HEDGES

The Company utilizes net investment hedges to offset the translation adjustment arising from re-measurement of its investment in the assets and liabilities of its foreign subsidiaries. The total after-tax amounts in Accumulated other comprehensive loss were gains of $66.5 million and $73.8 million at July 1, 2023 and December 31, 2022, respectively.

As of July 1, 2023 and December 31, 2022, the Company had no net investment hedges with a notional value outstanding. As of July 1, 2023, the Company had Euro denominated commercial paper with a value of $736.9 million, maturing in 2023, hedging a portion of the Company's Euro denominated net investments. As of December 31, 2022, the Company had no Euro denominated commercial paper.

Maturing foreign exchange contracts resulted in no cash received or paid for the six months ended July 1, 2023 and net cash received of $8.9 million for the six months ended July 2, 2022.

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

The pre-tax gain or loss from fair value changes for the three and six months ended July 1, 2023 and July 2, 2022 is as follows:

Second Quarter 2023
(Millions of Dollars)	Total Gain (Loss) Recorded in OCI	Excluded Component Recorded in OCI	Income Statement Classification	Total Gain (Loss) Reclassified from OCI to Income	Excluded Component Amortized from OCI to Income
Forward Contracts	$—	$—	Other, net	$—	$—
Cross Currency Swap	$—	$—	Other, net	$—	$—
Non-derivative designated as Net Investment Hedge	$2.8	$—	Other, net	$—	$—

	Year-to-Date 2023
(Millions of Dollars)	Total Gain (Loss) Recorded in OCI	Excluded Component Recorded in OCI	Income Statement Classification	Total Gain (Loss) Reclassified from OCI to Income	Excluded Component Amortized from OCI to Income
Forward Contracts	$0.2	$—	Other, net	$—	$—
Cross Currency Swap	$(0.1)	$—	Other, net	$—	$—
Non-derivative designated as Net Investment Hedge	$(9.8)	$—	Other, net	$—	$—

	Second Quarter 2022
(Millions of Dollars)	Total Gain (Loss) Recorded in OCI	Excluded Component Recorded in OCI	Income Statement Classification	Total Gain (Loss) Reclassified from OCI to Income	Excluded Component Amortized from OCI to Income
Forward Contracts	$2.5	$—	Other, net	$0.2	$0.2
Cross Currency Swap	$(0.6)	$—	Other, net	$—	$—
Non-derivative designated as Net Investment Hedge	$—	$—	Other, net	$—	$—

	Year-to-Date 2022
(Millions of Dollars)	Total Gain (Loss) Recorded in OCI	Excluded Component Recorded in OCI	Income Statement Classification	Total Gain (Loss) Reclassified from OCI to Income	Excluded Component Amortized from OCI to Income
Forward Contracts	$5.3	$0.6	Other, net	$0.7	$0.7
Cross Currency Swap	$(1.4)	$2.5	Other, net	$1.5	$1.5
Non-derivative designated as Net Investment Hedge	$(0.1)	$—	Other, net	$—	$—
UNDESIGNATED HEDGES

Foreign Exchange Contracts: Foreign exchange forward contracts are used to reduce risks arising from the change in fair value of certain foreign currency denominated assets and liabilities (such as affiliate loans, payables and receivables). The objective is to minimize the impact of foreign currency fluctuations on operating results. The total notional amount of the forward contracts outstanding is $1.1 billion as of July 1, 2023 and December 31, 2022, maturing on various dates through 2023. The (loss) gain recorded in income from changes in the fair value related to derivatives not designated as hedging instruments under ASC 815 for the three and six months ended July 1, 2023 and July 2, 2022 is as follows:

(Millions of Dollars)	Income Statement Classification	Second Quarter 2023	Year-to-Date 2023	Second Quarter 2022	Year-to-Date 2022
Foreign Exchange Contracts	Other, net	$(22.5)	$(23.5)	$7.0	$7.9

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

J.    ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables summarize the changes in the balances for each component of Accumulated other comprehensive loss:

(Millions of Dollars)	Currency translation adjustment and other	(Losses) gains on cash flow hedges, net of tax	Gains (losses) on net investment hedges, net of tax	Pension (losses) gains, net of tax	Total
Balance - December 31, 2022	$(1,907.4)	$(44.5)	$73.8	$(241.4)	$(2,119.5)
Other comprehensive income (loss) before reclassifications	32.8	(2.7)	(7.3)	(5.4)	17.4
Reclassification adjustments to earnings	—	1.9	—	4.4	6.3
Net other comprehensive income (loss)	32.8	(0.8)	(7.3)	(1.0)	23.7
Balance - July 1, 2023	$(1,874.6)	$(45.3)	$66.5	$(242.4)	$(2,095.8)

(Millions of Dollars)	Currency translation adjustment and other	(Losses) gains on cash flow hedges, net of tax	Gains (losses) on net investment hedges, net of tax	Pension (losses) gains, net of tax	Total
Balance - January 1, 2022	$(1,543.0)	$(49.8)	$71.8	$(324.6)	$(1,845.6)
Other comprehensive (loss) income before reclassifications	(359.3)	32.5	3.0	19.2	(304.6)
Reclassification adjustments to earnings	—	(4.7)	(1.7)	5.6	(0.8)
Net other comprehensive (loss) income	(359.3)	27.8	1.3	24.8	(305.4)
Balance - July 2, 2022	$(1,902.3)	$(22.0)	$73.1	$(299.8)	$(2,151.0)

The Company uses the portfolio method for releasing the stranded tax effects from Accumulated other comprehensive loss. The reclassifications out of Accumulated other comprehensive loss for the six months ended July 1, 2023 and July 2, 2022 were as follows:

(Millions of Dollars)	2023	2022	Affected line item in Consolidated Statements of Operations And Comprehensive Income (Loss)
Realized (losses) gains on cash flow hedges	$(0.4)	$13.3	Cost of sales
Realized losses on cash flow hedges	(3.1)	(2.7)	Interest expense
Total before taxes	$(3.5)	$10.6
Tax effect	1.6	(5.9)	Income taxes
Realized (losses) gains on cash flow hedges, net of tax	$(1.9)	$4.7

Realized gains on net investment hedges	$—	$2.2	Other, net
Tax effect	—	(0.5)	Income taxes
Realized gains on net investment hedges, net of tax	$—	$1.7

Amortization of defined benefit pension items:
Actuarial losses and prior service costs / credits	$(5.6)	$(7.2)	Other, net
Settlement loss	(0.1)	(0.2)	Other, net
Total before taxes	$(5.7)	$(7.4)
Tax effect	1.3	1.8	Income taxes
Amortization of defined benefit pension items, net of tax	$(4.4)	$(5.6)

K.    NET PERIODIC BENEFIT COST — DEFINED BENEFIT PLANS
Following are the components of net periodic pension expense (benefit) for the three and six months ended July 1, 2023 and July 2, 2022:

	Second Quarter
	Pension Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans		All Plans
(Millions of Dollars)	2023	2022	2023	2022	2023	2022
Service cost	$2.1	$1.2	$2.8	$3.6	$—	$—
Interest cost	13.9	8.7	11.0	5.7	0.5	0.6
Expected return on plan assets	(15.6)	(15.1)	(10.5)	(9.5)	—	—
Amortization of prior service cost (credit)	0.2	0.2	(0.1)	(0.2)	—	—
Amortization of net loss (gain)	2.2	1.8	0.9	2.0	(0.3)	(0.1)
Settlement / curtailment loss	—	—	0.1	0.2	—	—
Special termination benefit	—	—	—	—	—	6.9
Net periodic pension expense (benefit)	$2.8	$(3.2)	$4.2	$1.8	$0.2	$7.4

	Year-to-Date
	Pension Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans		All Plans
(Millions of Dollars)	2023	2022	2023	2022	2023	2022
Service cost	$4.1	$2.8	$5.6	$7.5	$0.1	$0.1
Interest cost	27.4	16.7	21.6	11.7	1.0	0.8
Expected return on plan assets	(31.1)	(30.2)	(20.6)	(19.7)	—	—
Amortization of prior service cost (credit)	0.4	0.4	(0.3)	(0.4)	—	—
Amortization of net loss (gain)	4.4	3.3	1.7	4.1	(0.6)	(0.2)
Settlement / curtailment loss	—	—	0.1	0.2	—	—
Special termination benefit	—	—	—	—	—	6.9
Net periodic pension expense (benefit)	$5.2	$(7.0)	$8.1	$3.4	$0.5	$7.6
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

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis for each of the hierarchy levels:

(Millions of Dollars)	Total Carrying Value	Level 1	Level 2	Level 3
July 1, 2023
Money market fund	$11.2	$11.2	$—	$—
Deferred compensation plan investments	$19.1	$19.1	$—	$—
Derivative assets	$6.4	$—	$6.4	$—
Derivative liabilities	$19.4	$—	$19.4	$—
Non-derivative hedging instrument	$736.9	$—	$736.9	$—
Contingent consideration liability	$260.9	$—	$—	$260.9
December 31, 2022
Money market fund	$9.4	$9.4	$—	$—
Equity security	$3.2	$3.2	$—	$—
Deferred compensation plan investments	$19.0	$19.0	$—	$—
Derivative assets	$12.2	$—	12.2	$—
Derivative liabilities	$16.1	$—	$16.1	$—
Contingent consideration liability	$268.7	$—	$—	$268.7
The following table provides information about the Company's financial assets and liabilities not carried at fair value:

	July 1, 2023		December 31, 2022
(Millions of Dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
Other investments	$6.0	$5.8	$9.3	$9.3
Long-term debt, including current portion	$6,101.0	$5,316.1	$5,354.1	$4,662.9
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
The long-term debt instruments are considered Level 2 instruments and are measured using a discounted cash flow analysis based on the Company’s marginal borrowing rates. The differences between the carrying values and fair values of long-term debt are attributable to the stated interest rates differing from the Company's marginal borrowing rates. The fair values of the Company's variable rate short-term borrowings approximate their carrying values at July 1, 2023 and December 31, 2022.
As part of the Craftsman® brand acquisition in March 2017, the Company recorded a contingent consideration liability representing the Company's obligation to make payments to Transform Holdco, LLC, which operates Sears and Kmart retail locations, of between 2.5% and 3.5% on sales of Craftsman products in new Stanley Black & Decker channels through March 2032. During the six months ended July 1, 2023, the Company paid $20.3 million for royalties owed. The Company will continue making future payments quarterly through the second quarter of 2032. The estimated fair value of the contingent consideration liability is determined using a discounted cash flow analysis taking into consideration future sales projections, forecasted payments to Transform Holdco, LLC, based on contractual royalty rates, and the related tax impacts. The estimated fair value of the contingent consideration liability was $260.9 million and $268.7 million as of July 1, 2023 and December 31, 2022, respectively. Adjustments to the contingent consideration liability, with the exception of cash payments, are recorded in SG&A in the Consolidated Statements of Operations and Comprehensive Income (Loss). A 100 basis point reduction in the discount rate would result in an increase to the liability of approximately $7.9 million as of July 1, 2023.

A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. The Company's judgments used to determine the estimated contingent consideration liabilities discussed above, including estimated future sales projections, can materially impact the Company’s results from operations.

The Company had no significant non-recurring fair value measurements, nor any other financial assets or liabilities measured using Level 3 inputs, during the first six months of 2023 or 2022.

Refer to Note H, Financial Instruments, for more details regarding derivative financial instruments, Note P, Contingencies, for more details regarding the other investments related to the WCLC trust, and Note G, Long-Term Debt and Financing Arrangements, for more information regarding the carrying values of the long-term debt.

M.    RESTRUCTURING CHARGES AND OTHER COSTS

A summary of the restructuring reserve activity from December 31, 2022 to July 1, 2023 is as follows:

(Millions of Dollars)	December 31, 2022	Net Additions	Usage	Currency	July 1, 2023
Severance and related costs	$57.0	$7.0	$(39.0)	$(0.3)	$24.7
Facility closures and asset impairments	5.3	9.7	(12.0)	—	3.0
Total	$62.3	$16.7	$(51.0)	$(0.3)	$27.7
For the three and six months ended July 1, 2023, the Company recognized net restructuring charges of $4.6 million related to facility closures and $16.7 million, primarily related to severance and facility closures, respectively. The majority of the $27.7 million of reserves remaining as of July 1, 2023 is expected to be utilized within the next 12 months.
Segments: The $17 million of net restructuring charges for the six months ended July 1, 2023 includes: $10 million in the Tools & Outdoor segment; $1 million in the Industrial segment; and $6 million in Corporate.
The $5 million of net restructuring charges for the three months ended July 1, 2023 includes: $3 million in the Tools & Outdoor segment; $2 million of net reversals in the Industrial segment; and $4 million in Corporate.
Other, net is primarily comprised of intangible asset amortization expense, currency-related gains or losses, environmental remediation expense, deal costs and related consulting costs, and certain pension gains or losses. Other, net amounted to $66.6 million and $79.1 million for the three months ended July 1, 2023 and July 2, 2022, respectively. Other, net amounted to $130.3 million and $141.1 million for the six months ended July 1, 2023 and July 2, 2022, respectively. The year-over-year decreases are primarily due to income related to providing transition services to previously divested businesses.

N.    INCOME TAXES

In accordance with ASC 740, Income Taxes, the Company estimates its annual effective tax rate each quarterly reporting period. Tax expense or benefit in interim periods is computed by applying the estimated annual effective tax rate to income or loss from continuing operations, and is adjusted for the tax effect of items of income and expense discretely reported in the period. The estimated annual effective tax rate used in determining income taxes on a year-to-date basis may change in subsequent interim periods. When changes to the estimated annual effective tax rate occur, the prior interim year-to-date tax expense or tax benefit is revised to reflect the revised estimated annual effective tax rate. Any adjustment is recorded in the period in which the change occurs.

For the three and six months ended July 1, 2023, the Company recognized an income tax benefit from continuing operations of $253.3 million and $229.6 million, respectively, resulting in effective tax rates of 334.2% and 95.7%, respectively. During the three months ended July 1, 2023, the Company revised its estimated annual effective tax rate to reflect a tax benefit from an intra-entity asset transfer of certain intangible assets in connection with the continued reorganization of the Company’s supply chain. Accordingly, the income tax benefit for the three months ended July 1, 2023 includes an incremental interim tax benefit to reflect the impact of the change in the estimated annual effective tax rate to the prior interim year-to-date tax expense, a portion of which is expected to reverse in future quarters of 2023. The effective tax rates for the three and six months ended July 1, 2023 differ from the U.S. statutory tax rate of 21% primarily due to the tax benefit associated with the intra-entity asset transfer described above, tax on foreign earnings at tax rates different than the U.S. tax rate, state income taxes and tax credits, partially offset by U.S. tax on foreign earnings, non-deductible expenses and losses for which a tax benefit is not recognized.

For the three and six months ended July 2, 2022, the Company recognized an income tax benefit from continuing operations of $62.8 million and $39.9 million, respectively, resulting in effective tax rates of (395.0)% and (20.5)%, respectively. These effective tax rates differ from the U.S. statutory tax rate of 21% primarily due to a benefit associated with the disposition of the Company's Oil & Gas business, the continued reorganization of the Company's supply chain, the impact of lower forecasted earnings in North America and the re-measurement of uncertain tax positions.

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

	Second Quarter		Year-to-Date
(Millions of Dollars)	2023	2022	2023	2022
Net Sales
Tools & Outdoor	$3,542.2	$3,744.9	$6,857.6	$7,546.1
Industrial	616.7	648.1	1,233.1	1,294.7
Corporate Overhead	—	—	—	0.2
Consolidated	$4,158.9	$4,393.0	$8,090.7	$8,841.0
Segment Profit
Tools & Outdoor	$102.0	$361.6	$120.7	$740.1
Industrial	71.6	58.3	139.0	99.6
Segment Profit	173.6	419.9	259.7	839.7
Corporate Overhead	(78.8)	(65.5)	(154.5)	(140.2)
Other, net	(66.6)	(79.1)	(130.3)	(141.1)
Gain (loss) on sales of businesses	—	0.2	(7.6)	0.2
Asset impairment charge	—	(168.4)	—	(168.4)
Restructuring charges	(4.6)	(19.5)	(16.7)	(72.2)
Interest income	45.2	6.5	85.0	9.3
Interest expense	(144.6)	(78.2)	(275.5)	(132.9)
(Loss) earnings from continuing operations before income taxes	$(75.8)	$15.9	$(239.9)	$194.4
Corporate Overhead includes the corporate overhead element of SG&A, which is not allocated to the business segments.
The Company recognizes revenue at a point in time from the sale of tangible products or over time depending on when the performance obligation is satisfied. For the three and six months ended July 1, 2023 and July 2, 2022, the majority of the Company’s revenue was recognized at the time of sale. The percent of total segment revenue recognized over time for the Industrial segment for the three and six months ended July 1, 2023 was 2.2% and 2.0%, respectively. The percent of total segment revenue recognized over time for the Industrial segment for the three and six months ended July 2, 2022 was 6.1% and 6.0%, respectively.
The following table is a further disaggregation of the Industrial segment revenue for the three and six months ended July 1, 2023 and July 2, 2022:

	Second Quarter		Year-to-Date
(Millions of Dollars)	2023	2022	2023	2022
Engineered Fastening	$497.4	$466.1	$973.7	$946.2
Infrastructure	119.3	182.0	259.4	348.5
Industrial	$616.7	$648.1	$1,233.1	$1,294.7
The following table is a summary of total assets by segment as of July 1, 2023 and December 31, 2022:

(Millions of Dollars)	July 1, 2023	December 31, 2022
Tools & Outdoor	$20,212.5	$20,202.0
Industrial	5,233.4	5,284.8
	25,445.9	25,486.8
Corporate assets	(512.7)	(523.5)
Consolidated	$24,933.2	$24,963.3
Corporate assets primarily consist of cash, deferred taxes, property, plant and equipment, and right-of-use lease assets. Based on the nature of the Company's cash pooling arrangements, at times the corporate-related cash accounts will be in a net liability position.

GEOGRAPHIC AREAS

The following table is a summary of net sales by geographic area for the three and six months ended July 1, 2023 and July 2, 2022:

	Second Quarter		Year-to-Date
(Millions of Dollars)	2023	2022	2023	2022
United States	$2,600.6	$2,731.5	$5,023.0	$5,476.0
Canada	194.7	243.5	413.0	480.0
Other Americas	221.1	216.1	414.5	414.4
France	133.3	128.0	281.6	268.0
Other Europe	700.4	729.8	1,335.8	1,503.4
Asia	308.8	344.1	622.8	699.2
Consolidated	$4,158.9	$4,393.0	$8,090.7	$8,841.0
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

The Company’s policy is to accrue environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. If no amount in the range of probable loss is considered most likely, the minimum loss in the range is accrued. The amount of liability recorded is based on an evaluation of currently available facts with respect to each individual site and includes such factors as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. The liabilities recorded do not take into account any claims for recoveries from insurance or third parties. As assessments and remediation progress at individual sites, the amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. As of July 1, 2023 and December 31, 2022, the Company had reserves of $120.3 million and $129.3 million, respectively, for remediation activities associated with Company-owned properties, as well as for Superfund sites, for losses that are probable and estimable. Of the 2023 amount, $40.1 million is classified as current and $80.2 million as long-term which is expected to be paid over the estimated remediation period. As of July 1, 2023, the range of environmental remediation costs that is reasonably possible is $48.9 million to $209.6 million which is subject to change in the near term. The Company may be liable for environmental remediation of sites it no longer owns. Liabilities have been recorded on those sites in accordance with the Company's policy.
As of July 1, 2023, the Company has recorded $16.7 million in other assets related to funding received by the Environmental Protection Agency (“EPA”) and placed in a trust in accordance with the final settlement with the EPA, embodied in a Consent Decree approved by the United States District Court for the Central District of California on July 3, 2013. Per the Consent Decree, Emhart Industries, Inc. (a dissolved and liquidated former indirectly wholly-owned subsidiary of The Black & Decker Corporation) (“Emhart”) has agreed to be responsible for an interim remedy at a site located in Rialto, California and formerly operated by West Coast Loading Corporation (“WCLC”), a defunct company for which Emhart was alleged to be liable as a successor. The remedy will be funded by (i) the amounts received from the EPA as gathered from multiple parties, and, to the extent necessary, (ii) Emhart's affiliate. The interim remedy requires the construction of a water treatment facility and the filtering of ground water at or around the site for a period of approximately 30 years or more. As of July 1, 2023, the Company's net cash obligation associated with remediation activities, including WCLC assets, is $103.6 million.
The EPA also asserted claims in federal court in Rhode Island against Black & Decker and Emhart related to environmental contamination found at the Centredale Manor Restoration Project Superfund Site ("Centredale"), located in North Providence, Rhode Island. The EPA discovered a variety of contaminants at the site, including but not limited to, dioxins, polychlorinated biphenyls, and pesticides. The EPA alleged that Black & Decker and Emhart are liable for site clean-up costs under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") as successors to the liability of Metro-Atlantic, Inc., a former operator at the site, and demanded reimbursement of the EPA’s costs related to this site. Black & Decker and Emhart then vigorously litigated the issue of their liability for environmental conditions at the Centredale site, including completing trial on Phase 1 of the proceedings in late July 2015 and completing trial on Phase 2 of the proceedings in April 2017. On July 9, 2018, a Consent Decree was lodged with the United States District Court documenting the terms of a settlement between the Company and the United States for reimbursement of EPA's past costs and remediation of environmental contamination found at the Centredale site. The terms of the Consent Decree were subject to public comment and Court approval. After a full hearing on March 19, 2019, the Court approved and entered the Consent Decree on April 8, 2019. The settlement resolves outstanding issues relating to Phase 1 and 2 of the litigation with the United States. The Company is complying with the terms of the settlement. The District Court's entry of the Consent Decree was appealed by several PRPs at the site to the United States Court of Appeals for the First Circuit. The District Court's actions were affirmed by the First Circuit on February 17, 2021. Phase 3 of the litigation, is addressing the potential allocation of liability to other PRPs who may have contributed to contamination of the Centredale site with dioxins, polychlorinated biphenyls and other contaminants of concern. As of July 1, 2023, the Company has a remaining reserve of $29.1 million for this site.
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
Per the terms of a Final Order and Judgment approved by the United States District Court for the Middle District of Florida on January 22, 1991, Emhart is responsible for a percentage of remedial costs arising out of the Kerr McGee Chemical Corporation Superfund Site located in Jacksonville, Florida. On March 15, 2017, the Company received formal notification from the EPA that the EPA had issued a ROD selecting the preferred alternative identified in the Proposed Cleanup Plan. As of July 1, 2023, the Company has reserved $20.6 million for this site.
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

Q.    COMMITMENTS AND GUARANTEES

COMMITMENTS — The Company has numerous assets, predominantly real estate, vehicles and equipment, under various lease arrangements. The following is a summary of the Company's right-of-use assets and lease liabilities:

(Millions of Dollars)	July 1, 2023	December 31, 2022
Right-of-use assets	$510.3	$431.5
Lease liabilities	$519.4	$440.5
Weighted-average incremental borrowing rate	4.4%	3.6%
Weighted-average remaining term	8 years	6 years

Right-of-use assets are included within Other assets in the Condensed Consolidated Balance Sheets, while lease liabilities are included within Accrued expenses and Other liabilities, as appropriate. The Company determines its incremental borrowing rate based on interest rates from its debt issuances, taking into consideration adjustments for collateral, lease terms and foreign currency.

The Company has arrangements with third-party financial institutions that offer voluntary supply chain finance ("SCF") programs. These arrangements enable certain of the Company’s suppliers, at the supplier’s sole discretion, to sell receivables due from the Company to the financial institutions on terms directly negotiated with the financial institutions. The Company negotiates commercial terms with its suppliers, including prices, quantities, and payment terms, regardless of suppliers’ decisions to finance the receivables due from the Company under these SCF programs. The Company has no economic interest in a supplier’s decision to participate in these SCF programs, and no direct financial relationship with the financial institutions, as it relates to these SCF programs. The amounts due to the financial institutions for suppliers that voluntarily participate in these SCF programs were presented within Accounts payable on the Company’s Condensed Consolidated Balance Sheets and totaled $623.9 million and $607.5 million as of  July 1, 2023 and December 31, 2022, respectively.

GUARANTEES — The Company’s financial guarantees at July 1, 2023 are as follows:

(Millions of Dollars)	Term	Maximum Potential Payment	Carrying Amount of Liability
Guarantees on the residual values of leased assets	One to nine years	$156.6	$—
Standby letters of credit	Up to three years	175.3	—
Commercial customer financing arrangements	Up to six years	82.1	13.0
Total		$414.0	$13.0
The Company has guaranteed a portion of the residual values associated with certain of its variable rate leases. The lease guarantees are for an amount up to $156.6 million while the fair value of the underlying assets is estimated at $198.5 million. The related assets would be available to satisfy the guarantee obligations.

The Company has issued $175.3 million in standby letters of credit that guarantee future payments which may be required under certain insurance programs and in relation to certain environmental remediation activities described more fully in Note P, Contingencies.

The Company provides various limited and full recourse guarantees to financial institutions that provide financing to U.S. and Canadian Mac Tool distributors and franchisees for their initial purchase of the inventory and trucks necessary to function as a distributor and franchisee. In addition, the Company provides limited and full recourse guarantees to financial institutions that extend credit to certain end retail customers of its U.S. Mac Tool distributors and franchisees. The gross amount guaranteed in these arrangements is $82.1 million and the $13.0 million carrying value of the guarantees issued is recorded in Other liabilities in the Condensed Consolidated Balance Sheets.

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

The changes in the carrying amount of product warranties for the six months ended July 1, 2023 and July 2, 2022 are as follows:

(Millions of Dollars)	2023	2022
Balance beginning of period	$126.6	$134.5
Warranties and guarantees issued	86.1	78.7
Warranty payments and currency	(85.1)	(82.0)
Balance end of period	$127.6	$131.2

R.    DIVESTITURES

2023 DIVESTITURES

The Company did not complete any material divestitures in the first six months of 2023.

2022 DIVESTITURES

Oil & Gas business

On August 19, 2022, the Company completed the sale of its Oil & Gas business comprised of the pipeline services and equipment businesses to Pipeline Technique Limited and recognized a pre-tax loss of $8.6 million. This divestiture did not qualify for discontinued operations and therefore, its results were included in the Company's continuing operations within the Industrial segment through the date of sale. The pre-tax loss for this business was $0.9 million and $5.6 million for the three and six months ended July 2, 2022, respectively.

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

Mechanical Access Solutions business
On July 5, 2022, the Company completed the sale of its Mechanical Access Solutions ("MAS") business comprised of the automatic doors business to Allegion plc for net proceeds of $916.0 million and a pre-tax gain of $609 million.
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

Summarized operating results of discontinued operations are presented in the following table for the three and six months ended July 1, 2023 and July 2, 2022:

	Second Quarter		Year-to-Date
(Millions of Dollars)	2023	2022	2023	2022
Net Sales	$—	$489.8	$—	$978.1
Cost of sales	—	325.9	—	638.5
Selling, general, and administrative(1)	—	139.6	—	277.8
Other, net and restructuring charges	—	17.9	—	33.2
Loss on sale of discontinued operations	$(0.8)	$—	$(0.8)	$—
(Loss) earnings from discontinued operations before income taxes	$(0.8)	$6.4	$(0.8)	$28.6
Income taxes on discontinued operations	(0.3)	(2.6)	(0.3)	(0.2)
Net (loss) earnings from discontinued operations	$(0.5)	$9.0	$(0.5)	$28.8
(1) Includes provision for credit losses.

The following table presents the significant non-cash items and capital expenditures for the discontinued operations with respect to CSS and MAS that are included in the Condensed Consolidated Statements of Cash Flows for the three and six months ended July 2, 2022:

(Millions of Dollars)	Second Quarter 2022	Year-to-Date 2022
Depreciation and amortization	$—	$0.4
Capital expenditures	$2.3	$6.3
Stock-based compensation	$9.2	$18.5

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
BUSINESS OVERVIEW
Strategy
The Company is a global provider of hand tools, power tools, outdoor products and related accessories, as well as a leading provider of engineered fastening solutions and attachment tools for infrastructure applications. The Company continues to execute a business strategy that involves organic growth in excess of the market and industry, geographic and customer diversification to foster sustainable revenue, earnings and cash flow growth over the long term. Over the past two years, the Company has focused the portfolio on its leading positions in the Tools & Outdoor and Industrial businesses. Leveraging the benefits of a more focused portfolio, the Company initiated a business transformation in mid-2022 that includes reinvestment for faster growth as well as the $2.0 billion Global Cost Reduction Program through 2025. The Company’s primary areas of strategic focus are as follows:

•Advancing innovation, electrification and global market penetration to achieve organic revenue growth of 2 to 3 times the market;
•Streamlining and simplifying the organization, and investing in initiatives that more directly impact the Company's customers and end users;
•Returning adjusted gross margins to historical 35%+ levels by accelerating the operations and supply chain transformation to improve fill rates and better match inventory with customer demand; and
•Prioritizing cash flow generation and inventory optimization.
The Company also remains focused on leveraging its long-standing Stanley Black & Decker Operating Model (“SBD Operating Model”) to deliver capital efficient growth and margin expansion.
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
The recent portfolio transformation prompted the Company to re-baseline its ESG data and update its ESG targets to align with the more focused Company, while maintaining continuity with the legacy ESG pillars of people, products, and planet. The updated strategy and targets will be described in more detail within the Company’s ESG report to be released in August 2023. The Company's renewed ESG priorities are as follows:
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
On July 5, 2022, the Company sold its Mechanical Access Solutions ("MAS") business comprised of the automatic doors business to Allegion plc for net proceeds of $916.0 million.
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
The charges associated with the supply chain transformation are reflected in the acquisition-related and other charges for the three and six months ended July 1, 2023 detailed below in "Results From Operations" and the full year estimate of acquisition-related and other charges detailed below in "2023 Outlook". The cash investment required over the next two to three years to achieve the $1.5 billion of annualized supply chain cost savings is expected to be approximately $0.9 billion to $1.0 billion, of which approximately 40% is expected to be capital expenditures. The Company will continue prioritizing capital expenditures consistent with its existing approach and expects total capital expenditures, inclusive of the supply chain transformation, to approximate 3.0% to 3.5% of net sales annually.
During first half of 2023 and since inception of the program, the Company has generated approximately $460 million and $660 million, respectively, of run-rate pre-tax savings, driven by a leaner organizational structure and enhanced cost controls. These savings are comprised of supply chain efficiency benefits, which will support gross margin improvements as the benefits turn through inventory, and SG&A savings. The Company believes that it remains on track to generate run-rate savings of approximately $1 billion by the end of 2023 and grow to approximately $2 billion of annualized savings by 2025. In addition, the Company has reduced inventory by approximately $1.4 billion since the end of the second quarter of 2022 and expects further inventory and working capital reductions to support free cash flow generation in 2023.

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

The Company’s operating results at the consolidated level as discussed below include and exclude acquisition-related and other charges impacting gross profit, SG&A, Other, net, and Income taxes. The Company’s business segment results as discussed below include and exclude acquisition-related and other charges impacting gross profit and SG&A. These amounts for the second quarter and year-to-date periods of 2023 and 2022 are as follows:
Second Quarter 2023

	(Millions of Dollars)	GAAP	Acquisition- Related Charges & Other	Non-GAAP
	Gross profit	$932.1	$51.4	$983.5
	Selling, general and administrative[1]	837.3	(25.4)	811.9
	Operating profit	94.8	76.8	171.6
	Loss from continuing operations before income taxes	(75.8)	71.1	(4.7)
	Income taxes on continuing operations	(253.3)	265.5	12.2
	Net Earnings (Loss) from Continuing Operations Attributable to Common Shareowners - Diluted	$177.5	(194.4)	(16.9)
	Diluted earnings (loss) per share of common stock - Continuing operations	$1.18	$(1.29)	$(0.11)
1	Includes provision for credit losses
The Acquisition-Related Charges and Other in the table above relate to the following:

•Charges reducing Gross profit primarily pertaining to footprint actions and other costs associated with the supply chain transformation;
•Charges in SG&A primarily related to costs of providing transition services for previously divested businesses and supply chain transformation costs;
•Other charges included in Loss from continuing operations before income taxes consisting of:
◦Income of $10.3 million in Other, net primarily related to providing transition services to previously divested businesses; and
◦$4.6 million of restructuring charges primarily pertaining to facility closures;
•Income taxes on continuing operations include the tax effect on the above net charges. Refer to Note N, Income Taxes, for further discussion.

Year-To-Date 2023

	(Millions of Dollars)	GAAP	Acquisition- Related Charges & Other	Non-GAAP
	Gross profit	1,767.6	$124.8	$1,892.4
	Selling, general and administrative[1]	1,662.4	(46.1)	1,616.3
	Operating profit	105.2	170.9	276.1
	Loss from continuing operations before income taxes	(239.9)	177.9	(62.0)
	Income taxes on continuing operations	(229.6)	245.1	15.5
	Net Loss from Continuing Operations Attributable to Common Shareowners - Diluted	(10.3)	(67.2)	(77.5)
	Diluted loss per share of common stock - Continuing operations	$(0.07)	$(0.45)	$(0.52)
1	Includes provision for credit losses
The Acquisition-Related Charges and Other in the table above relate to the following:

•Charges reducing Gross profit primarily pertaining to footprint actions and other costs associated with the supply chain transformation;
•Charges in SG&A primarily related to costs of providing transition services for previously divested businesses, as well as supply chain transformation and integration-related costs;
•Other charges included in Loss from continuing operations before income taxes consisting of:
◦Income of $17.3 million in Other, net primarily related to providing transition services to previously divested businesses;
◦$7.6 million loss pertaining to divested businesses; and
◦$16.7 million of restructuring charges primarily pertaining to severance and facility closures;
•Income taxes on continuing operations include the tax effect on the above net charges. Refer to Note N, Income Taxes, for further discussion.
Second Quarter 2022

	(Millions of Dollars)	GAAP	Acquisition- Related Charges & Other	Non-GAAP
	Gross profit	1,207.1	$16.6	$1,223.7
	Selling, general and administrative[1]	852.7	(32.9)	819.8
	Operating profit	354.4	49.5	403.9
	Earnings from continuing operations before income taxes	15.9	248.1	264.0
	Income taxes on continuing operations	(62.8)	52.5	(10.3)
	Net Earnings from Continuing Operations Attributable to Common Shareowners - Diluted	$79.0	195.6	274.6
	Diluted earnings per share of common stock - Continuing operations	$0.51	$1.26	$1.77
1	Includes provision for credit losses
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
•Income taxes on continuing operations include the tax effect on the above net charges.

Year-To-Date 2022

	(Millions of Dollars)	GAAP	Acquisition- Related Charges & Other	Non-GAAP
	Gross profit	$2,512.5	$105.4	$2,617.9
	Selling, general and administrative[1]	1,813.0	(111.8)	1,701.2
	Operating profit	699.5	217.2	916.7
	Earnings from continuing operations before income taxes	194.4	469.5	663.9
	Income taxes on continuing operations	(39.9)	82.3	42.4
	Net Earnings from Continuing Operations Attributable to Common Shareowners - Diluted	234.8	387.2	622.0
	Diluted earnings per share of common stock - Continuing operations	$1.47	$2.41	$3.88
1	Includes provision for credit losses
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
Consolidated Results

Net Sales: Net sales were $4.159 billion in the second quarter of 2023 compared to $4.393 billion in the second quarter of 2022, representing a decrease of 5%, as a 1% increase from price realization was more than offset by a 5% decrease from volume and a 1% impact from the Oil & Gas divestiture. Tools & Outdoor net sales decreased 5% compared to the second quarter of 2022 due to a 1% increase in price and a 6% decline in volume. Industrial net sales decreased by 5% compared to the second quarter of 2022 as a 4% increase in price was more than offset by a 1% decrease in both volume and foreign currency as well as a 7% impact from the Oil & Gas divestiture.

Net sales were $8.091 billion in the first half of 2023 compared to $8.841 billion in the first half of 2022, representing a decrease of 8%, as a 2% increase from price realization was more than offset by an 8% decrease in volume, a 1% decrease from foreign currency and a 1% impact from the Oil & Gas divestiture. Tools & Outdoor net sales decreased 9% compared to the first half of 2022 as a 1% increase from price realization was more than offset by a 9% decline in volume and a 1% decrease from foreign currency. Industrial net sales decreased 5% compared to the first half of 2022 as a 4% increase in price was more than offset by a 1% decrease in volume, a 2% decrease from foreign currency and a 6% impact from the Oil & Gas divestiture.

Gross Profit: Gross profit was $932.1 million, or 22.4% of net sales, in the second quarter of 2023 compared to $1.207 billion, or 27.5% of net sales, in the second quarter of 2022. Acquisition-related and other charges, which reduced gross profit, were $51.4 million for the three months ended July 1, 2023 and $16.6 million for the three months ended July 2, 2022. Excluding these charges, gross profit was 23.6% of net sales for the three months ended July 1, 2023, compared to 27.9% for the three months ended July 2, 2022, as price realization was more than offset by the impact of production curtailments, selling through high-cost inventory and lower volumes.

Gross profit was $1.768 billion, or 21.8% of net sales, in the first half of 2023 compared to $2.513 billion, or 28.4% of net sales, in the first half of 2022. Acquisition-related and other charges, which reduced gross profit, were $124.8 million for the six months ended July 1, 2023 and $105.4 million for the six months ended July 2, 2022. Excluding these charges, gross profit was 23.4% of net sales for the six months ended July 1, 2023, compared to 29.6% for the six months ended July 2, 2022, driven by the factors discussed above that impacted the second quarter of 2023.

SG&A Expenses: SG&A, inclusive of the provision for credit losses, was $837.3 million, or 20.1% of net sales, in the second quarter of 2023, compared to $852.7 million, or 19.4% of net sales, in the second quarter of 2022 reflecting cost reductions. Within SG&A, acquisition-related and other charges totaled $25.4 million for the three months ended July 1, 2023 and $32.9 million for the three months ended July 2, 2022. Excluding these charges, SG&A was 19.5% of net sales for the three months ended July 1, 2023, compared to 18.7% for the three months ended July 2, 2022, due to lower sales volume.

SG&A, inclusive of the provision for credit losses, was $1.662 billion, or 20.5% of net sales, in the first half of 2023, compared to $1.813 billion, or 20.5% of net sales, in the first half of 2022 reflecting cost reductions. Within SG&A, acquisition-related and other charges totaled $46.1 million for the six months ended July 1, 2023 and $111.8 million for the six months ended July 2, 2022. Excluding these charges, SG&A was 20.0% of net sales for the six months ended July 1, 2023, compared to 19.2% for the six months ended July 2, 2022, due to lower sales volume.

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

Other, net: Other, net amounted to $66.6 million and $79.1 million in the second quarter of 2023 and 2022, respectively. Excluding income of $10.3 million from acquisition-related and other charges, Other, net totaled $76.9 million for the three months ended July 1, 2023. Excluding acquisition-related and other charges of $10.9 million, Other, net totaled $68.2 million for the three months ended July 2, 2022. The increase in 2023 compared to 2022 is driven by higher pension costs.

Other, net amounted to $130.3 million and $141.1 million in the first half of 2023 and 2022, respectively. Excluding income of $17.3 million from acquisition-related and other charges, Other, net totaled $147.6 million for the six months ended July 1, 2023. Excluding acquisition-related and other charges of $11.9 million, Other, net totaled $129.2 million for the six months ended July 2, 2022. The year-over-year increase was primarily due to losses from the Company's investments as well as higher pension costs.

(Gain) Loss on Sales of Businesses: During the first six months of 2023, the Company reported a pre-tax loss of $7.6 million primarily related to the divestiture of a small business in the Industrial segment. During the second quarter of 2022, the Company reported a pre-tax gain of $0.2 million related to a previously divested business.

Asset Impairment Charge: During the second quarter of 2022, the Company recorded a pre-tax impairment loss of $168.4 million related to the Oil & Gas business. Refer to Note R, Divestitures, for additional information on the divestiture of the Oil & Gas business.

Interest, net: Net interest expense was $99.4 million in the second quarter of 2023 compared to $71.7 million in the second quarter of 2022. On a year-to-date basis, net interest expense was $190.5 million in 2023 and $123.6 million in 2022. The year-over-year increases were primarily driven by higher U.S. interest rates and debt issuances in March 2023.

Income Taxes: For the three and six months ended July 1, 2023, the Company recognized an income tax benefit from continuing operations of $253.3 million and $229.6 million, respectively, resulting in effective tax rates of 334.2% and 95.7%, respectively. During the three months ended July 1, 2023, the Company revised its estimated annual effective tax rate to reflect a tax benefit from an intra-entity asset transfer of certain intangible assets in connection with the continued reorganization of the Company’s supply chain. Accordingly, the income tax benefit for the three months ended July 1, 2023 includes an incremental interim tax benefit to reflect the impact of the change in the estimated annual effective tax rate to the prior interim year-to-date tax expense, a portion of which is expected to reverse in future quarters of 2023. The effective tax rates for the three and six months ended July 1, 2023 differ from the U.S. statutory tax rate of 21% primarily due to the tax benefit associated with the intra-entity asset transfer described above, tax on foreign earnings at tax rates different than the U.S. tax rate, state income taxes and tax credits, partially offset by U.S. tax on foreign earnings, non-deductible expenses and losses for which a tax benefit is not recognized.

Excluding the impacts of acquisition-related and other charges, for the three and six months ended July 1, 2023, the Company recognized income tax expense on continuing operations of $12.2 million and $15.5 million, respectively, resulting in effective tax rates of (259.6)% and (25.0)%, respectively. As discussed above, the estimated annual effective tax rate, as adjusted for the impacts of acquisition-related and other charges, was revised during the three months ended July 1, 2023 to reflect a tax benefit from an intra-entity asset transfer of certain intangible assets. Accordingly, the income tax expense for the three months ended July 1, 2023, excluding the impacts of acquisition-related and other charges, includes an incremental interim tax expense to reflect the impact of the change in the estimated annual effective tax rate to the prior interim year-to-date tax expense, a portion of which is expected to reverse in future quarters of 2023. The effective tax rates for the three and six months ended July 1, 2023 differ from the U.S. statutory tax rate of 21% due to the items discussed above.

Refer to Note N, Income Taxes, for additional information on the impacts of the annual effective income tax rate.

For the three and six months ended July 2, 2022, the Company recognized an income tax benefit from continuing operations of $62.8 million and $39.9 million, respectively, resulting in effective tax rates of (395.0)% and (20.5)%, respectively. These effective tax rates differ from the U.S. statutory tax rate of 21% primarily due to a benefit associated with the disposition of the Company's Oil & Gas business, the continued reorganization of the Company's supply chain, the impact of lower forecasted earnings in North America and the re-measurement of uncertain tax positions.

Excluding the impacts of the acquisition-related and other charges, for the three and six months ended July 2, 2022, the Company recognized an income tax benefit of $10.3 million and income tax expense of $42.4 million, respectively, resulting in effective tax rates of (3.9)% and 6.4%, respectively. These effective tax rates differ from the U.S. statutory tax rate due to the items discussed above, excluding the benefit associated with the disposition of the Company's Oil & Gas business.

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
The Company’s operations are classified into two reportable business segments: Tools & Outdoor and Industrial.
Tools & Outdoor:

	Second Quarter		Year-to-Date
(Millions of Dollars)	2023	2022	2023	2022
Net sales	$3,542.2	$3,744.9	$6,857.6	$7,546.1
Segment profit	$102.0	$361.6	$120.7	$740.1
% of Net sales	2.9%	9.7%	1.8%	9.8%

Tools & Outdoor net sales decreased $202.7 million, or 5%, in the second quarter of 2023 compared to the second quarter of 2022 due to a 1% increase in price and a 6% decline in volume. Organic revenue decreased 6%, 1% and 3% in North America, Europe and emerging markets, respectively. The overall 5% organic decline was a result of lower consumer outdoor and DIY market demand and modestly reduced channel inventory. Second quarter U.S. retail point-of-sale demand was above pre-pandemic 2019 levels, supported by strength in professional demand and price.

Tools & Outdoor net sales decreased $688.5 million, or 9%, in the first half of 2023 compared to the first half of 2022, as a 1% increase from price realization was more than offset by a 9% decline in volume and a 1% decrease from foreign currency. Organic revenue decreased 9%, 6% and 3% in North America, Europe and emerging markets, respectively. The overall 8% organic decline was a result of the same factors that impacted the second quarter of 2023. Similar to the second half of 2022, U.S. retail point-of-sale demand for the first half of 2023 grew versus pre-pandemic 2019 levels, supported by same the factors discussed above for the second quarter of 2023.

Segment profit for the second quarter of 2023 was $102.0 million, or 2.9% of net sales, compared to $361.6 million, or 9.7% of net sales, in the second quarter of 2022. Excluding acquisition-related and other charges of $55.8 million and $41.3 million for the three months ended July 1, 2023 and July 2, 2022, respectively, segment profit was 4.5% of net sales in the second quarter of 2023 and 10.8% in the second quarter of 2022, as the benefit from price realization was more than offset by selling through high-cost inventory, production curtailment costs and lower volume.

Segment profit for the first half of 2023 was $120.7 million, or 1.8% of net sales, compared to $740.1 million, or 9.8% of net sales, in the first half of 2022. Excluding acquisition-related and other charges of $135.0 million and $195.0 million for the six months ended July 1, 2023 and July 2, 2022, respectively, segment profit was 3.7% of net sales in the first half of 2023 and 12.4% in the first half of 2022, as the benefit from price realization was more than offset by selling through high-cost inventory, commodity inflation, higher supply chain costs, production curtailment costs and lower volume.
Industrial:

	Second Quarter		Year-to-Date
(Millions of Dollars)	2023	2022	2023	2022
Net sales	$616.7	$648.1	$1,233.1	$1,294.7
Segment profit	$71.6	$58.3	$139.0	$99.6
% of Net sales	11.6%	9.0%	11.3%	7.7%

Industrial net sales decreased $31.4 million, or 5%, in the second quarter of 2023 compared to the second quarter of 2022, as a 4% increase in price was more than offset by a 1% decrease in both volume and foreign currency as well as a 7% impact from the Oil & Gas divestiture. Engineered Fastening organic revenues were up by 8%, with double digit growth in aerospace and automotive, which was partially offset by softer industrial markets. Attachment Tools organic revenues were down 14% due to customer destocking.

Industrial net sales decreased $61.6 million, or 5%, in the first half of 2023 compared to the first half of 2022, as a 4% increase in price was more than offset by a 1% decrease in volume, a 2% decrease from foreign currency and a 6% impact from the Oil & Gas divestiture. Engineered Fastening organic revenues increased 6%, driven by the same factors discussed above that impacted the second quarter of 2023. Attachment Tools organic revenues decreased 5% as strong price realization was more than offset by customer destocking.

Industrial segment profit for the second quarter of 2023 totaled $71.6 million, or 11.6% of net sales, compared to $58.3 million, or 9.0% of net sales, in the corresponding 2022 period. Excluding acquisition-related and other charges of $8.5 million and $1.9 million for the three months ended July 1, 2023 and July 2, 2022, respectively, segment profit amounted to 13.0% of net sales in the second quarter of 2023, up 370 basis points from 9.3% in the second quarter of 2022, due to price realization and cost control.

Industrial segment profit for the first half of 2023 totaled $139.0 million, or 11.3% of net sales, compared to $99.6 million, or 7.7% of net sales, in the corresponding 2022 period. Excluding acquisition-related and other charges of $8.8 million and $5.4 million for the six months ended July 1, 2023 and July 2, 2022, respectively, segment profit amounted to 12.0% of net sales in the first half of 2023 compared to 8.1% in the first half of 2022, as price realization, productivity and cost control were partially offset by commodity inflation.
Corporate Overhead

Corporate Overhead includes the corporate overhead element of SG&A, which is not allocated to the business segments. Corporate Overhead amounted to $78.8 million and $65.5 million in the second quarter of 2023 and 2022, respectively. Excluding acquisition-related and other charges of $12.5 million for the three months ended July 1, 2023 and $6.3 million for the three months ended July 2, 2022, the corporate overhead element of SG&A was $66.3 million and $59.2 million for the three months ended July 1, 2023 and July 2, 2022, respectively.

On a year-to-date basis, the corporate overhead element of SG&A amounted to $154.5 million in 2023 compared to $140.2 million in 2022. Excluding acquisition-related and other charges of $27.1 million for the six months ended July 1, 2023 and $16.8 million for the six months ended July 2, 2022, the corporate overhead element of SG&A was $127.4 million and $123.4 million for the six months ended July 1, 2023 and July 2, 2022, respectively.
RESTRUCTURING ACTIVITIES
A summary of the restructuring reserve activity from December 31, 2022 to July 1, 2023 is as follows:

(Millions of Dollars)	December 31, 2022	Net Additions	Usage	Currency	July 1, 2023
Severance and related costs	$57.0	$7.0	$(39.0)	$(0.3)	$24.7
Facility closures and asset impairments	5.3	9.7	(12.0)	—	3.0
Total	$62.3	$16.7	$(51.0)	$(0.3)	$27.7
For the three and six months ended July 1, 2023, the Company recognized net restructuring charges of $4.6 million related to facility closures and $16.7 million primarily related to facility closures and severance, respectively. The Company expects to achieve annual net cost savings of approximately $24 million by the end of 2024 related to the restructuring costs incurred during the six months ended July 1, 2023. The majority of the $27.7 million of reserves remaining as of July 1, 2023 is expected to be utilized within the next 12 months.

Segments:
The $17 million of net restructuring charges for the six months ended July 1, 2023 includes: $10 million in the Tools & Outdoor segment; $1 million in the Industrial segment; and $6 million in Corporate.
The $5 million of net restructuring charges for the three months ended July 1, 2023 includes: $3 million in the Tools & Outdoor segment; $2 million of net reversals in the Industrial segment; and $4 million in Corporate.

The anticipated annual net cost savings of approximately $24 million related to the 2023 restructuring actions include: $19 million in the Tools & Outdoor segment; $2 million in the Industrial segment; and $3 million in Corporate.

2023 OUTLOOK

This outlook discussion is intended to provide broad insight into the Company's near-term earnings and cash flow generation prospects. The Company expects 2023 diluted earnings per share to approximate ($1.25) to ($0.50) on a GAAP basis, revised from ($1.65) to $0.60. The Company expects diluted earnings per share excluding acquisition-related and other charges to approximate $0.70 to $1.30, revised from $0.00 to $2.00. The Company expects 2023 free cash flow to approximate $0.6 billion to $0.9 billion, revised from $0.5 billion to $1.0 billion, significantly ahead of net income, as the Company focuses on serving its customers and executing its transformation while leveraging the SBD Operating Model to drive working capital efficiency. The Company continues to prioritize free cash flow generation and intends to make investments to support faster organic growth. The Company's outlook reflects a range of demand for the second half of 2023.

The difference between 2023 diluted earnings per share outlook and the diluted earnings per share range, excluding charges, is approximately $1.80 to $1.95, consisting of other charges primarily due to the supply chain transformation under the Global Cost Reduction Program and acquisition-related charges.

FINANCIAL CONDITION

Liquidity, Sources and Uses of Capital: The Company’s primary sources of liquidity are cash flows generated from operations and available lines of credit under various credit facilities.

Operating Activities: Cash flows provided by operations were $264.4 million in the second quarter of 2023 compared to cash used in operations of $443.9 million in the corresponding period of 2022, primarily driven by lower inventory balances due to improving supply chain conditions and planned production curtailments. Year-to-date cash flows used in operations were $21.9 million in 2023 compared to $1.685 billion in 2022. The year-over-year change was primarily driven by the same factors discussed above as well as lower earnings from continuing operations.

Free Cash Flow: Free cash flow, as defined in the table below, was an inflow of $196.1 million in the second quarter of 2023 compared to an outflow of $589.6 million in the corresponding period of 2022. On a year-to-date basis, free cash flow was an outflow of $158.4 million and $1.971 billion in 2023 and 2022, respectively. The year-over-year improvements in free cash flow during both periods were primarily due to the same factors discussed above in operating activities as well as lower planned capital expenditures in the first half of 2023. Management considers free cash flow an important indicator of its liquidity, as well as its ability to fund future growth and provide dividends to shareowners, and is useful information for investors. Free cash flow does not include deductions for mandatory debt service, other borrowing activity, discretionary dividends on the Company’s common stock and business acquisitions, among other items.

	Second Quarter		Year-to-Date
(Millions of Dollars)	2023	2022	2023	2022
Net cash provided by (used in) operating activities	$264.4	$(443.9)	$(21.9)	$(1,685.0)
Less: capital and software expenditures	(68.3)	(145.7)	(136.5)	(285.5)
Free cash flow	$196.1	$(589.6)	$(158.4)	$(1,970.5)
Investing Activities: Cash flows used in investing activities totaled $69.2 million and $154.3 million in the second quarter of 2023 and 2022, respectively, primarily due to capital and software expenditures of $68.3 million and $145.7 million, respectively.
Year-to-date cash flows used in investing activities totaled $130.4 million in 2023 primarily due to capital and software expenditures of $136.5 million. Cash flows used in investing activities totaled $317.7 million in the first half of 2022, primarily due to capital and software expenditures of $285.5 million and acquisitions of businesses, net of cash acquired, of $45.6 million.

Financing Activities: Cash flows used in financing activities totaled $175.8 million in the second quarter of 2023 primarily driven by cash dividend payments on common stock of $119.7 million and net repayments of short-term commercial paper borrowings of $42.0 million. Cash flows provided by financing activities totaled $608.2 million in the second quarter of 2022 primarily driven by net short-term commercial paper borrowings of $746.6 million, partially offset by cash dividend payments on common stock of $114.0 million.

Cash flows provided by financing activities totaled $148.4 million in the first half of 2023, primarily driven by proceeds from debt issuances, net of fees, of $745.9 million, partially offset by net repayments of short-term commercial paper borrowings of $327.9 million and cash dividend payments on common stock of $239.5 million. Cash flows provided by financing activities totaled $2.034 billion in the first half of 2022, primarily driven by credit facility borrowings of $2.250 billion, net short-term commercial paper borrowings of $1.341 billion, and proceeds from debt issuances, net of fees, of $992.6 million, partially offset by share repurchases of $2.314 billion and cash dividend payments on common stock of $230.3 million.

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

Cash and cash equivalents totaled $391.4 million and $395.6 million as of July 1, 2023 and December 31, 2022, respectively, which was primarily held in foreign jurisdictions.

As a result of the Tax Cuts and Jobs Act (the “Act”), the Company's tax liability related to the one-time transition tax associated with unremitted foreign earnings and profits totaled $174 million at July 1, 2023. The Act permits a U.S. company to elect to pay the net tax liability interest-free over a period of up to eight years. The Company has considered the implications of paying the required one-time transition tax and believes it will not have a material impact on its liquidity.

The Company has a $3.5 billion commercial paper program which includes Euro denominated borrowings in addition to U.S. Dollars. As of July 1, 2023, the Company had commercial paper borrowings outstanding of $1.8 billion, of which $736.9 million in Euro denominated commercial paper was designated as a net investment hedge. Refer to Note H, Financial Instruments, for further discussion. As of December 31, 2022, the Company had $2.1 billion of borrowings outstanding, which did not include any Euro denominated commercial paper.

The Company has a five-year $2.5 billion committed credit facility (the “5-Year Credit Agreement”). Borrowings under the 5-Year Credit Agreement may be made in U.S. Dollars, Euros or Pounds Sterling. A sub-limit amount of $814.3 million is designated for swing line advances which may be drawn in Euros pursuant to the terms of the 5-Year Credit Agreement. Borrowings bear interest at a floating rate plus an applicable margin dependent upon the denomination of the borrowing and specific terms of the 5-Year Credit Agreement. The Company must repay all advances under the 5-Year Credit Agreement by the earlier of September 8, 2026 or upon termination. The 5-Year Credit Agreement is designated to be a liquidity back-stop for the Company's $3.5 billion U.S. Dollar and Euro commercial paper program. As of July 1, 2023, and December 31, 2022, the Company had not drawn on its five-year committed credit facility.

The Company has a $1.5 billion syndicated 364-Day Credit Agreement (the “Syndicated 364-Day Credit Agreement”) which is a revolving credit loan. Borrowings under the Syndicated 364-Day Credit Agreement may be made in U.S. Dollars or Euros and bear interest at a floating rate plus an applicable margin dependent upon the denomination of the borrowing and pursuant to the terms of the Syndicated 364-Day Credit Agreement. The Company must repay all advances under the Syndicated 364-Day Credit Agreement by the earlier of September 6, 2023 or upon termination. The Company may, however, convert all advances outstanding upon termination into a term loan that shall be repaid in full no later than the first anniversary of the termination date provided that the Company, among other things, pays a fee to the administrative agent for the account of each lender. The Syndicated 364-Day Credit Agreement serves as part of the liquidity back-stop for the Company’s $3.5 billion U.S. Dollar and Euro commercial paper program. As of July 1, 2023 and December 31, 2022, the Company had not drawn on its Syndicated 364-Day Credit Agreement.

The Company has a $0.5 billion revolving credit loan (the "Club 364-Day Credit Agreement"). Borrowings under the Club 364-Day Credit Agreement may be made in U.S. Dollars and Euros and bear interest at a floating rate plus an applicable margin dependent upon the denomination of the borrowing and pursuant to the terms of the Club 364-Day Credit Agreement. The Company must repay all advances under the Club 364-Day Credit Agreement by the earlier of September 6, 2023 or upon termination. The Company may, however, convert all advances outstanding upon termination into a term loan that shall be repaid in full no later than the first anniversary of the termination date provided that the Company, among other things, pays a fee to the administrative agent for the account of each lender. As of July 1, 2023 and December 31, 2022, the Company had not drawn on its Club 364-Day Credit Agreement.

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

In March 2023, the Company issued $350.0 million of senior unsecured term notes maturing March 6, 2026 ("2026 Term Notes") and $400.0 million of senior unsecured term notes maturing March 6, 2028 (“2028 Term Notes”). The 2026 Term Notes accrue interest at a fixed rate of 6.272% per annum and the 2028 Term Notes at a fixed rate of 6.0% per annum, with interest payable semi-annually in arrears, and both notes rank equally in right of payment with all of the Company's existing and future unsecured unsubordinated debt. The Company received total net proceeds from this offering of $745.9 million, net of $4.1 million of underwriting expenses and other fees associated with the transaction. The Company used the net proceeds from the offering for general corporate purposes, including repayment of indebtedness under the commercial paper program.

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

OTHER MATTERS
Critical Accounting Estimates: There have been no significant changes in the Company’s critical accounting estimates during the second quarter of 2023.
Refer to the “Other Matters” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Form 10-K for the year ended December 31, 2022 for a discussion of the Company’s critical accounting estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no significant change in the Company’s exposure to market risk during the second quarter of 2023. Refer to the Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Form 10-K for the year ended December 31, 2022 and subsequent related filings with the Securities and Exchange Commission for further discussion.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of management, including the Company’s President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, the Company has, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined under Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Company’s President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer have concluded that, as of July 1, 2023, the Company’s disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting that occurred during the second quarter of 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Important factors that could cause the Company's actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in its forward-looking statements include, among others, the following: (i) successfully developing, marketing and achieving sales from new products and services and the continued acceptance of current products and services; (ii) macroeconomic factors, including global and regional business conditions, commodity prices, inflation and deflation, interest rate volatility, currency exchange rates, and uncertainties in the global financial markets related to the recent failures of several financial institutions; (iii) laws, regulations and governmental policies affecting the Company's activities in the countries where it does business, including those related to tariffs, taxation, data privacy, anti-bribery, anti-corruption, government contracts and trade controls such as section 301 tariffs and section 232 steel and aluminum tariffs; (iv) the economic, political, cultural and legal environment in Europe and the emerging markets in which the Company generates sales, particularly Latin America, China and Turkey; (v) realizing the anticipated benefits of mergers, acquisitions, joint ventures, strategic alliances or divestitures, including the divestitures of the Security and Oil & Gas businesses; (vi) pricing pressure and other changes within competitive markets; (vii) availability and price of raw materials, component parts, freight, energy, labor and sourced finished goods; (viii) the impact that the tightened credit markets and any discontinuation, reform or replacement of LIBOR and other benchmark rates may have on the Company or its customers or suppliers; (ix) the extent to which the Company has to write off accounts receivable, inventory or other assets or experiences supply chain disruptions in connection with bankruptcy filings by customers or suppliers; (x) the Company's ability to identify and effectively execute productivity improvements and cost reductions; (xi) potential business and distribution disruptions, including those related to physical security threats, information technology or cyber-attacks, epidemics, pandemics, sanctions, political unrest, war, including the Russia/Ukraine conflict, terrorism or natural disasters, as well the continuing impact from the COVID-19 pandemic; (xii) the continued consolidation of customers, particularly in consumer channels, and the Company’s continued reliance on significant customers; (xiii) managing franchisee relationships; (xiv) the impact of poor weather conditions and climate change and risks related to the transition to a lower-carbon economy, such as the Company’s ability to successfully adopt new technology, meet market-driven demands for carbon neutral and renewable energy technology, or to comply with more stringent and increasingly complex environmental regulations or requirements for its manufacturing facilities and business operations; (xv) failure to meet environmental, social and governance (ESG) expectations or standards, or achieve its ESG goals; (xvi) maintaining or improving production rates in the Company's manufacturing facilities, responding to significant changes in customer preferences, product demand and fulfilling demand for new and existing products, and learning, adapting and integrating new technologies into products, services and processes; (xvii) changes in the competitive landscape in the Company's markets; (xviii) the Company's non-U.S. operations, including sales to non-U.S. customers; (xix) the impact from demand changes within world-wide markets associated with homebuilding and remodeling; (xx) potential adverse developments in new or pending litigation and/or government investigations; (xxi) the incurrence of debt and changes in the Company's ability to obtain debt on commercially reasonable terms and at competitive rates; (xxii) substantial pension and other postretirement benefit obligations; (xxiii) potential regulatory liabilities, including environmental, privacy, data breach, workers compensation and product liabilities; (xxiv) attracting, developing and retaining senior management and other key employees, managing a workforce in many jurisdictions, labor shortages, work stoppages or other labor disruptions; (xxv) the Company's ability to keep abreast with the pace of technological change; (xxvi) changes in accounting estimates; (xxvii) the Company’s ability to protect its intellectual property rights and to maintain its public reputation and the strength of its brands; and (xxviii) the Company’s ability to implement, and achieve the expected benefits (including cost savings and reduction in working capital) from, its Global Cost Reduction Program including: continuing to advance innovation, electrification and global market penetration to achieve organic revenue growth of 2-3 times the market; streamlining and simplifying the organization, and investing in initiatives that more directly impact the Company's customers and end users; returning adjusted gross margins to historical 35%+ levels by accelerating the operations and supply chain transformation to improve fill rates and better match inventory with customer demand; prioritizing cash flow generation and inventory optimization; leveraging strategic sourcing and contract manufacturing; consolidating facilities and optimizing the distribution network; executing the SBD Operating Model to deliver operational excellence through efficiency, simplified organizational design and inventory optimization; and platforming products and implementing initiatives to drive a SKU reduction.
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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Government Investigations
The Company previously disclosed that it had identified certain undisclosed perquisites in prior periods. The Company voluntarily disclosed this information to the U.S. Securities and Exchange Commission (the “SEC” or the “Commission”) and cooperated with the SEC’s investigation of this matter. On June 20, 2023, the SEC issued a Cease-and-Desist Order (the “Order”) that resolved this matter. The Order reflects that the Company neither admitted to nor denied the allegations contained in the Order, and that the SEC did not impose any monetary penalties on the Company. The Order credited the Company’s self-reporting, cooperation, and remediation efforts. In a parallel action, the SEC issued a Cease-and-Desist Order against a former executive of the Company (the “Parallel Resolution”). The SEC’s press release announcing both resolutions noted that, with respect to the Parallel Resolution, “[a]fter consideration of Stanley Black & Decker’s self-reporting, cooperation, and remediation, the SEC declined to bring charges against the company related to [the former executive’s] conduct.”
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

Class Action Litigation
On March 24, 2023, a putative class action lawsuit titled Naresh Vissa Rammohan v. Stanley Black & Decker, Inc., et al., Case No. 3:23-cv-00369-KAD, was filed in the United States District Court for the District of Connecticut against the Company and certain of the Company’s current and former officers and directors. The complaint was filed on behalf of a purported class consisting of all purchasers of Stanley Black & Decker common stock between October 28, 2021 and July 28, 2022, inclusive. The complaint asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 based on allegedly false and misleading statements related to consumer demand for the Company’s products amid changing COVID-19 trends and macroeconomic conditions. The complaint seeks unspecified damages and an award of costs and expenses. The Company intends to vigorously defend this action in all respects. However, given the early stage of this litigation, at this time, the Company is not in a position to assess the likelihood of any potential loss or adverse effect on its financial condition or to estimate the amount or range of potential losses, if any, from this action.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
The following table provides information about the Company’s purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the three months ended July 1, 2023:

2023	Total Number Of Common Shares Purchased (a)	Average Price Paid Per Common Share	Total Number Of Common Shares Purchased As Part Of A Publicly Announced Plan Or Program	(In Millions) Maximum Number Of Common Shares That May Yet Be Purchased Under The Program (b)
April 2 - May 6	6,208	$79.83	—	20
May 7 - June 3	3,730	82.75	—	20
June 4 - July 1	57	86.28	—	20
Total	9,995	$80.96	—	20
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

ITEM 6. EXHIBITS

(10.1)	Employment Offer Letter, dated May 2, 2023, between Stanley Black & Decker, Inc. and Christopher J. Nelson (filed herewith).*

(31.1)	Certification by President and Chief Executive Officer pursuant to Rule 13a-14(a).

(31.2)	Certification by Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a).

(32.1)	Certification by President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification by Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)
The following materials from Stanley Black & Decker Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 1, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended July 1, 2023 and July 2, 2022; (ii) Condensed Consolidated Balance Sheets at July 1, 2023 and December 31, 2022; (iii) Condensed Consolidated Statements of Cash Flows for the three and six months ended July 1, 2023 and July 2, 2022; (iv) Consolidated Statements of Changes in Shareowners' Equity for the three and six months ended July 1, 2023 and July 2, 2022; and (v) Notes to Unaudited Condensed Consolidated Financial Statements**.

(104)	The cover page of Stanley Black & Decker Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 1, 2023, formatted in iXBRL (included within Exhibit 101 attachments).

*	Management contract or compensation plan or arrangement.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANLEY BLACK & DECKER, INC.

Date:	August 1, 2023	By:	/s/ PATRICK HALLINAN
Patrick Hallinan
Executive Vice President & Chief Financial Officer