Form 10-K
period 2023-12-30
STANLEY BLACK & DECKER, INC.
filed 2024-02-27
CIK 93556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2023
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   ___________ to ___________
Commission File Number 001-05224
STANLEY BLACK & DECKER, INC.
(Exact Name Of Registrant As Specified In Its Charter)

Connecticut	06-0548860
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
1000 STANLEY DRIVE
NEW BRITAIN, CT 06053
(Address of Principal Executive Offices)

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

As of June 30, 2023, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $14.4 billion based on the New York Stock Exchange closing price for such shares on that date. On February 20, 2024, the registrant had 153,802,067 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2024 annual meeting of shareholders (the "2024 Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2024 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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
The Company is a global provider of hand tools, power tools, outdoor products and related accessories, as well as a leading provider of engineered fastening solutions, with 2023 consolidated annual revenues of $15.8 billion. Approximately 62% of the Company’s 2023 revenues were generated in the United States, with the remainder largely from Europe (16%), emerging markets (12%) and Canada (5%).
In recent years, the Company has re-shaped its portfolio through a series of acquisitions and divestitures. In December 2021, the Company completed the acquisitions of the remaining 80 percent ownership stake of MTD Holdings Inc. ("MTD") for $1.5 billion and Excel Industries ("Excel") for $374 million. The MTD acquisition expanded the Company's presence in the $25 billion outdoor category, with strong brands and growth opportunities. Excel was a strategically important bolt-on acquisition that bolstered the Company's presence in the independent dealer network. In July 2022, the Company sold its Convergent Security Solutions ("CSS") business comprised of the commercial electronic security and healthcare businesses for net proceeds of $3.1 billion and its Mechanical Access Solutions ("MAS") business comprised of the automatic doors business for net proceeds of $916 million. In August 2022, the Company sold its Oil & Gas business comprised of the pipeline services and equipment businesses. Most recently, the Company announced in December 2023 that it had entered into a definitive agreement to sell its Infrastructure business, comprised of the attachment and handheld hydraulic tools business, for $760 million in cash. These recent acquisitions and divestitures are part of the Company's strategic commitment to simplify and streamline its portfolio to focus on its leading market positions in tools and outdoor, as well as engineered fastening systems.
Refer to Note E, Acquisitions, and Note T, Divestitures, of the Notes to Consolidated Financial Statements in Item 8 for further discussion.
Leveraging the benefits of a more focused portfolio, the Company initiated a business transformation in mid-2022 that includes reinvestment for faster growth as well as the $2.0 billion Global Cost Reduction Program through 2025. The Company’s primary areas of multi-year strategic focus remain unchanged as follows:
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
The Company’s environmental, social and governance ("ESG") strategy is integrated into, and informed by, its overall long-term business strategy. The portfolio changes discussed above prompted the Company to re-baseline its ESG data and update its ESG targets to align with the more focused Company and its business priorities and goals, while maintaining continuity with the legacy ESG pillars of people, products, and planet. The Company’s renewed ESG priorities are as follows:

•The People strategy includes broad based diversity, equity & inclusion ("DEI") initiatives supported by equal employment opportunities and the Company's Growing the Trades program. Refer to the "Human Capital Management" section below for additional information regarding the Company's commitment to supporting its employees and improving DEI. To grow the trades, the Company is tailoring its philanthropic efforts to fund trade skill-building initiatives with $30 million pledged by 2027. The Company believes this will generate end-user loyalty and brand ambassadorship that fuels long-term demand.

•The Product strategy is focused on minimizing the environmental footprint of the Company’s products through an emphasis on Sustainable Innovation. The Company’s products are increasingly designed with sustainability in mind – from more sustainable materials specified in product design and packaging, to more eco-friendly impacts resulting from the use of its products, to thoughtful end-of-life repair, reuse and recycling programs. To measure progress in this space, the Company set an intensity-based goal to reduce the greenhouse gas ("GHG") emissions of its products' material, transportation, and use phases (Scope 3) by 52% by 2030. To reach this goal, the Company plans to engage two-thirds of its suppliers to set their own Scope 1 and 2 GHG emissions reduction targets by 2027. The Company plans to work with customers and suppliers to try to reduce or eliminate problematic plastics in its packaging and improve packaging sustainability, with a specific goal to be set by 2025; and plans to continue the transformation of its product portfolio to quieter, safer, and more eco-friendly offerings through electrification.

•The Planet strategy for Sustainable Operations is focused on the responsible stewardship of the Company’s owned and operated facilities. The Company is implementing a climate science-based plan with a goal to reduce its internal operational GHG emissions by 42% (Scope 1 and Scope 2) by 2030, against the 2022 baseline. The Company expects to do this by continuing to invest in renewable power sources, such as wind and solar, while improving efficiencies through capital investments, and evaluating additional tools like power purchase agreements and energy attribute certificates. The Company will also pursue zero-waste-to-landfill across all its global manufacturing and distribution sites by 2040. The Company believes the responsible stewardship of its operations is important for energy independence and operations resilience, and increasingly as a value proposition for its customers, who value sustainable upstream suppliers as they work to reduce their own carbon footprint.
The Company’s annual ESG report, issued in August 2023, details the evolution of its ESG strategy and refreshed public commitments. The report includes a comprehensive review of the Company's ESG program and builds on a long history of annually reporting its sustainability metrics and public goals. As explained in the ESG report, the Company's goals contemplate a number of assumptions and there can be no assurances that those assumptions will be correct or that such goals will be achieved or retained.
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

Tools & Outdoor
The Tools & Outdoor segment is comprised of the Power Tools Group ("PTG"), Hand Tools, Accessories & Storage ("HTAS"), and Outdoor Power Equipment ("Outdoor") product lines. Annual revenues in the Tools & Outdoor segment were $13.4 billion in 2023, representing 85% of the Company’s total revenues. The segment is a worldwide leader in the tools and outdoor markets and carries iconic brands in the industry, including DEWALT®, CRAFTSMAN®, STANLEY®, BLACK+DECKER® and CUB CADET®.
The PTG product line includes both professional and consumer products. Professional products, primarily under the DEWALT® brand, include professional grade corded and cordless electric power tools and equipment including drills, impact wrenches and drivers, grinders, saws, routers and sanders, as well as pneumatic tools and fasteners including nail guns, nails, staplers and staples, and concrete and masonry anchors. DIY and tradesperson focused products include corded and cordless electric power tools sold primarily under the CRAFTSMAN® brand, and consumer home products such as hand-held vacuums, paint tools and cleaning appliances primarily under the BLACK+DECKER® brand.
The HTAS product line sells hand tools, power tool accessories and storage products. Hand tools include measuring, leveling and layout tools, planes, hammers, demolition tools, clamps, vises, knives, saws, chisels and industrial and automotive tools. Power tool accessories include drill bits, screwdriver bits, router bits, abrasives, saw blades and threading products. Storage products include tool boxes, sawhorses, medical cabinets and engineered storage solution products.
The Outdoor product line primarily sells corded and cordless electric lawn and garden products, including hedge trimmers, string trimmers, lawn mowers, pressure washers and related accessories, and gas powered lawn and garden products, including lawn tractors, zero turn ride on mowers, walk behind mowers, snow blowers, residential robotic mowers, utility terrain vehicles (UTVs), hand-held outdoor power equipment, garden tools, and parts and accessories to professionals and consumers under the DEWALT®, CRAFTSMAN®, CUB CADET®, BLACK+DECKER®, and HUSTLER® brand names.
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
Industrial
The Industrial segment is comprised of the Engineered Fastening and Infrastructure businesses. Annual revenues in the Industrial segment were $2.4 billion in 2023, representing 15% of the Company’s total revenues.
The Engineered Fastening business is a global leader of highly engineered, application-based solutions. The business primarily sells highly engineered components such as fasteners, fittings and various engineered products, which are designed for specific application across multiple verticals. The product lines include externally threaded fasteners, blind rivets and tools, blind inserts and tools, drawn arc weld studs and systems, engineered plastic and mechanical fasteners, self-piercing riveting systems, precision nut running systems, micro fasteners, high-strength structural fasteners, axel swage, latches, heat shields, pins, and couplings. The business sells to customers in the automotive, manufacturing, electronics, construction, and aerospace industries, amongst others, and its products are distributed through a direct sales force and, to a lesser extent, third-party distributors.
The Infrastructure business designs, manufactures, and sells attachments, typically used on excavators, and handheld hydraulic and battery-powered tools for applications in infrastructure, construction, scrap recycling, demolition, and railroad infrastructure. The products and services are primarily distributed through a direct sales force and, to a lesser extent, third-party distributors.
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

Major Customers
A significant portion of the Company’s Tools & Outdoor products are sold to home centers and mass merchants in the U.S. and Europe. A consolidation of retailers both in North America and abroad has occurred over time. While this consolidation and the domestic and international expansion of these large retailers have provided the Company with opportunities for growth, the increasing size and importance of individual customers creates a certain degree of exposure to potential sales volume loss. Lowe's accounted for approximately 14%, 15% and 15% of the Company's consolidated net sales in 2023, 2022 and 2021, respectively, while The Home Depot accounted for approximately 13%, 13% and 15% of the Company's consolidated net sales in 2023, 2022 and 2021, respectively. No other customer exceeded 10% of the Company's consolidated net sales in 2023, 2022 or 2021.

Working Capital

The Company continues to practice the operating principles encompassed by Operational Excellence, one element of the supply chain transformation, leveraging the principles of: sales and operations planning, operational lean, global supply management, order-to-cash excellence, and upskilling the Company's workforce. The Company aims to develop standardized business processes and system platforms to reduce costs and provide scalability. Working capital turns were 4.2 at the end of 2023, up 0.7 turns from 2022, driven by the Company's focus on optimizing inventory levels via improved supply chain conditions and strategic inventory management. As a result of this focus and planned production curtailments initiated during the back half of 2022, inventory as of December 30, 2023 was $4.7 billion, down $1.9 billion from its peak at the end of the second quarter of 2022. The Company plans to continue leveraging Operational Excellence to generate ongoing improvements in working capital turns, cycle times, and customer service levels.
Raw Materials
The Company’s products are manufactured using resins, ferrous and non-ferrous metals including, but not limited to, steel, zinc, copper, brass, aluminum and nickel. The Company also purchases components such as batteries, motors, engines, transmissions, and electronic components to use in manufacturing and assembly operations along with resin-based molded parts. The raw materials required are procured globally and generally available from multiple sources at competitive prices. As part of the Company's Enterprise Risk Management, the Company has implemented a supplier risk mitigation strategy in order to identify and address any potential supply disruption or material scarcity issues associated with commodities, components, finished goods and critical services. The Company does not anticipate difficulties in obtaining supplies for any raw materials used in its production processes and has maintained the proactive measures taken in 2022 to secure energy supply in its European factories to insulate the Company's production from supply constraints in the region.
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
The Company has numerous trademarks that are used in its businesses worldwide. In the Tools & Outdoor segment, significant trademarks include DEWALT®, CRAFTSMAN®, STANLEY®, BLACK+DECKER®, DEWALT FLEXVOLT®, DEWALT POWERSTACK®, DEWALT POWERSHIFT™, IRWIN®, LENOX®, PORTER-CABLE®, BOSTITCH®, FATMAX®, Powers®, Guaranteed Tough®, MAC TOOLS®, PROTO®, Vidmar®, FACOM®, Expert®, LISTA®, MTD®, CUB CADET®, TROY-BILT®, HUSTLER®, and the yellow & black color scheme for power tools and accessories. Significant trademarks in the Industrial segment include STANLEY®, NELSON®, CribMaster®, POP®, Avdel®, Tucker®, NPR®, Spiralock®, CAM®, Bristol Industries®, Voss™, Aerofit™, EA Patten™, Integra®, and Optia®. The terms of these trademarks typically vary from 10 to 20 years, with most trademarks being renewable indefinitely for like terms.
Governmental Regulations
The Company's operations are subject to numerous federal, state and local laws and regulations, both within and outside the U.S., in areas such as environmental protection, international trade, anti-corruption, data privacy, tax, consumer protection, government contracts, climate change and others. The Company is subject to import and export controls, tariffs, and other trade-related regulations and restrictions in the countries in which it has operations or otherwise does business. These controls, tariffs, regulations, and restrictions have had, and may continue to have, a material impact on the Company's business, including its ability to sell products and to manufacture or source components. Refer to Item 1A. Risk Factors in Part I of this Annual Report on Form 10-K for additional information regarding various laws and regulations that affect the Company's business operations.

The Company is also subject to various environmental laws and regulations in the U.S. and foreign countries where it has operations. In the normal course of business, the Company is involved in various legal proceedings relating to environmental issues. The Company’s policy is to accrue environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In the event that no amount in the range of probable loss is considered most likely, the minimum loss in the range is accrued. The amount of liability recorded is based on an evaluation of currently available facts with respect to each individual site and includes such factors as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. The liabilities recorded do not take into account any claims for recoveries from insurance or third parties. As assessments and remediation progress at individual sites, the amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. As of December 30, 2023 and December 31, 2022, the Company had reserves of $124.5 million and $129.3 million, respectively, for remediation activities associated with Company-owned properties, as well as for Superfund sites, for losses that are probable and estimable. Of the 2023 amount, $46.0 million is classified as current and $78.5 million as long-term, which is expected to be paid over the estimated remediation period. As of December 30, 2023, the Company has recorded $17.0 million in other assets related to funding by the Environmental Protection Agency ("EPA") and monies received have been placed in trust in accordance with the Consent Decree associated with the West Coast Loading Corporation ("WCLC") proceedings, as further discussed in Note S, Contingencies, of the Notes to Consolidated Financial Statements in Item 8. Accordingly, the Company's net cash obligation as of December 30, 2023 associated with the aforementioned remediation activities is $107.5 million. As of December 30, 2023, the range of environmental remediation costs that is reasonably possible is $79.9 million to $226.8 million, which is subject to change in the near term. The Company may be liable for environmental remediation of sites it no longer owns. Liabilities have been recorded on those sites in accordance with the Company's policy.
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
Human Capital Management
The Company has a strategic vision to grow as an employer of choice with leading market positions in each of its major categories. The Company’s human capital management fuels every part of the path to this vision, supporting long-term growth. It begins with its Purpose (why we do what we do), Values (intrinsically what we prioritize), Leadership Principles (how we lead), Focus Forward Priorities (what we work on), Operating Model (how we work), and Key Performance Indicators (how we measure success).

To achieve this vision, the Company will be focusing intently on its Focus Forward strategy, which details the long-term focus areas that will guide the journey forward. The priorities and core focus areas include a strong foundation of attracting, developing and retaining talent, building organizational capabilities, and evolving the Company's culture. The Company’s People & Culture foundation is something that everyone is responsible for – especially people managers. The Company’s goal is to continue to strive to cultivate a diverse and inclusive environment where all employees thrive and are motivated to deliver their best work, extraordinary outcomes and achieve full potential. The Company remains fully engaged in its key priorities of: Health & Safety; Diversity, Equity & Inclusion; Environmental & Social Responsibility; and Integrity & Compliance.

As of December 30, 2023, the Company had approximately 50,500 employees in 59 countries. Approximately 36% of total employees were employed in the U.S. In addition, the Company had approximately 7,300 temporary contractors globally, primarily in operations. The workforce is comprised of approximately 69% hourly-paid employees, principally in manufacturing and distribution centers, and 31% salaried employees. There were approximately 1,000 U.S. employees covered by collective bargaining agreements dispersed among 8 different local labor unions, and a majority of European employees are represented by Works Councils. Three U.S. collective bargaining agreements are scheduled for renegotiation in the next 12 months. The Company strives to maintain a positive relationship with all its employees, as well as the unions and Works Councils representing them, where applicable.

Talent Attraction, Development, Retention and Compensation

Attraction

In 2023, the Company continued to invest in developing a global talent acquisition center of excellence, including hiring a dedicated Global Talent Acquisition Leader and continuing the work started in 2022 within the regions to better focus on skill shortages locally. Additionally, the Company commenced work with a dedicated focus on improving the candidate experience, from attraction through onboarding to enhance the ease of application for job seekers. The Company plans to continue this work through 2024. The Company also began the rollout of a comprehensive hiring toolkit, which focuses on implementing equal employment opportunity principles, such as competency versus skills-based interviewing and aims to reduce bias in the recruitment process.

The Company has also placed an emphasis on fostering strategic partnerships with organizations that intentionally connect with candidates of diverse backgrounds, work experiences, global perspectives, and varied skills. These include organizations such as Heroes MAKE America for Veterans, Ready Willing and Able (RWA), Community Living for individuals with intellectual disabilities, Hartford Promise Scholars, Society of Hispanic Professional Engineers, Society of Asian Scientists and Engineers, and Thurgood Marshall College Fund. In addition, the Company has a partnership program with Historically Black Colleges and Universities (HBCUs) providing scholarships and career opportunities. The Company has a process in place to post opportunities to diversity-focused job boards such as DirectEmployers Association, Inc. to improve visibility of its career opportunities with diverse applicants. Approximately 35% of global new hires in 2023 were women versus 39% in 2022, and in the U.S. approximately 40% of new employees were racially or ethnically diverse versus 39% in 2022.

Development

Talent development is a key enabler of the People & Culture pillar of the Company's Focus Forward strategy. Key parts of development include clearly defined goals and performance feedback. Throughout 2023, the Talent Development team has continued preparing for the Company’s annual feedback process and utilizing the new Human Capital Management tool. The performance feedback process has been simplified and encourages both self-reflection and leader feedback against goals to support on-going development. The process started in the fourth quarter of 2023 and is targeted for full implementation by the middle of 2024. Lifelong learning is supported internally through Stanley Black & Decker University and externally with third-party partners. The Company offers over 25,000 training courses to its colleagues, and employees attended more than 29,000 hours of online and in-person voluntary learning in 2023. Additionally, the Company focuses on leadership development anchored around its Leadership Principles and Values, while promoting leadership habits and behaviors that highlight the importance of attributes like empathy, inclusivity and listening.

To further development in 2023, the Company invested in a 360-assessment process for many of its leaders where they had the chance to gain valuable feedback and insights into their leadership strengths and opportunities based on the leadership behaviors. The Company intends to use this information through 2024 to aid in the creation of enterprise-wide training and development experiences and courses to aid in the accelerated preparation of the Company's leaders. In 2023, the Company had approximately 4,600 users with 10,000 published videos and 179,000 workflow views to assist operations employees with on-the-job training.

Retention

The Company monitors organizational health through a variety of channels including employee opinion surveys, town halls, roundtables, listening sessions, and an internal communications and social collaboration platform called Workplace. The Company recently launched its new Human Capital Management tool which will allow the Company’s Human Resources data team to continuously share new metrics, reports and dashboards related to headcount, hiring, and retention to provide value driven insight from people data.

Compensation

Compensation and benefits are globally managed and tailored by country to maintain market competitiveness, and effectively attract, retain, and reward employees. The Company’s portfolio of programs is designed in the context of its compensation philosophy underpinned by the tenets of competitive pay, pay for performance, alignment with shareholder interests, balance of risk versus reward, and the Company's intent to provide fair and equitable pay supporting an inclusive culture. In addition to standard compensation and benefits packages, a sizable portion of managers and select individual contributors receive annual incentives contingent on achievement of business objectives, and all employees are generally eligible for special recognition awards.

Diversity, Equity & Inclusion

The Company strives to build and nurture an inclusive culture of passion and belonging where employees feel valued and heard, and are positioned to succeed through equal employment opportunities. As of December 30, 2023, the Company's Board of Directors (the “Board”) is comprised of 45% women versus 33% in 2022, 18% racially or ethnically diverse directors versus 17% in 2022, and 18% that are of a diverse national origin versus 17% in 2022. The Chief Executive Officer (“CEO”) and his direct staff are comprised of 25% women leaders, versus 42% in 2022, and 25% racially or ethnically diverse leaders versus 25% in 2022. Women represented approximately 34% of the Company's global workforce in 2023 versus 35% in 2022. In the U.S., approximately 35% of employees are racially or ethnically diverse in both 2023 and 2022. A copy of the Company's most recently filed Equal Employment Opportunity report to the U.S. government (EEO-1) can be found on the Company’s website.

The Chief Diversity Officer (“CDO”), with the support of a dedicated team of diversity, equity, and inclusion professionals, promotes a broad approach to DEI with the goal of accelerating Company performance, optimizing organizational culture, enhancing transparency, and strengthening accountability. The Company is continuing to execute initiatives across the global workforce designed to foster an inclusive workplace and facilitate equitable career development opportunities.

Management monitors hiring, retention, promotion and continued progress toward achieving the Company's DEI goals. Ongoing DEI reviews are completed by management to support diverse representation throughout the organization and emphasize leadership accountability to support a diverse and inclusive workplace across various dimensions of diversity. The Company provides training and guidance to employees including inclusive workforce modules. An internal knowledge library of DEI resources is available on the Company's intranet. Mentorship programs cultivate talent at the Company by pairing women, people of color, early career talent and DEI leadership development program participants with the Company’s leaders to influence leadership growth and mentor allyship.

The Company has nine Employee Resource Groups ("ERGs") and two regional inclusion councils. These ERGs are formed around various dimensions of diversity and employees are encouraged to engage with all ERGs when and how they prefer. The ERGs include Abilities (visible and invisible abilities), African Ancestry, Asian Heritage, Hispanic/Latino/Latinx, Developing Professionals, Pride & Allies (LGBTQ+), Veterans, Women, and Working Parents. Company executives and leaders actively participate, sponsor and engage with the ERGs. The CEO and direct staff also provide executive sponsorship and support for one or more ERGs, which serves as one of the cornerstones for inclusion and engagement of talent at scale.

The Company's 10-point racial equity roadmap has guided its progress in this space since it was launched in 2020, and has been refined to align with the Company's timing and progress related to its ongoing business transformation. In light of the business transformation, the Company is now revising the two outstanding points of the roadmap to align with its plan to build a new, resilient supply chain and to continue to strengthen and sustain its relationships with external partners supporting its DEI efforts. The Company prioritizes investing in its communities by supporting individuals and organizations that advance DEI goals across regions in which it operates. There is a wide array of program offerings provided through the Company's DEI external partnership network. Offerings span across multiple demographics (African American, Asian, Hispanic/Latino/Latinx, Disabilities, Women, LGBTQ+) and levels of participation range from early in career through executive level. Through the RISE (Reach. Inspire. Support. Engage.) Community program, the Company provides scholar students, in high school and college, access to expanded experiential learning beyond their classrooms. The Company’s goal is to help its RISE scholars discover their passions, expose them to business, technology, and STEM career opportunities, and help to develop them as leaders.

The Company continues to support gender representation in leadership as a part of its broader DEI goals. The Company also participates in the Business Roundtable, where many of the largest U.S.-based employers are committed to building a more inclusive environment. The Company was also among the signatories of the CEO Action for Diversity & Inclusion initiative.

Employee Well-being
The Company believes that employees who are thriving as individuals are best capable of sustainable and resilient high performance and contributing to a thriving company culture. Therefore, the need to optimize employee well-being has been identified as a strategic enabler for the success of the Company's Focus Forward strategy. In 2023, the Company embarked on a long-term vision to develop a global well-being strategy dedicated to supporting employee well-being as a competitive benefit to attract and retain talent. The implementation of the strategy will vary by country but will include benefits to support the broad wellness of employees’ healthy lifestyles, mental health, and retirement readiness, which will be bolstered by programs to support a healthy, psychologically safe culture at work. The Company also supports its employees and promotes work/life balance through benefits such as paid parental leave, paid time off, flexible work arrangements and virtual/hybrid working model policies.

Environment, Health and Safety
The Company’s Environmental, Health and Safety (“EHS”) Management System describes the core elements of EHS responsibility and accountability, including policies and procedures that are designed in alignment with global standards, the Company’s Code of Business Ethics, applicable laws and individual facility needs. In 2023, the Company reinforced EHS as a key priority that applies to employees and operating locations worldwide, including manufacturing facilities, distribution centers, warehouses, laboratories, field service centers, retail locations, office locations and mobile units, as well as to the Company's subsidiaries. With a focus on continuous improvement, the Company launched efforts to update its EHS Management System to better align with its current organization and allows the Company to be even more proactive in risk recognition and mitigation at all levels. Legal requirements and responses may vary in the different countries in which the Company’s facilities are located. The Company also organized the Corporate EHS team to support technically and more effectively with developing capabilities that enable strong performance at the Company’s sites globally.

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

Refer to the caption "Information About Our Executive Officers" in Part 1 of this Annual Report on Form 10-K and Item 10. Directors, Executive Officers and Corporate Governance of the Registrant in Part III of this Annual Report on Form 10-K for additional information regarding the Company's Executive Officers.

Code of Business Ethics, Workplace Harassment Prevention, and Managing Unconscious Bias training, among others, are provided to employees and the content is regularly reviewed and updated. Employees have access to the INTEGRITY@SBD platform where support, guidance and resources are available. Employees are encouraged to raise any concerns through multiple channels, including through the confidential Integrity Helpline, without fear of retaliation or retribution. Additional information regarding the Company's Human Capital programs and initiatives is available in the Company's ESG Report located under the "Impact" heading of the Company’s website. The information on the Company’s website is not, and is not intended to be, part of this Annual Report on Form 10-K and is not incorporated into this report by reference.
Research and Development Costs
Research and development costs, which are classified in Selling, general and administrative ("SG&A"), were $362.0 million, $357.4 million and $276.3 million for fiscal years 2023, 2022 and 2021, respectively. The Company continues to invest in its innovation model with both breakthrough and core innovations and places an emphasis on electrification.
Available Information
The Company’s website is located at http://www.stanleyblackanddecker.com. This URL is intended to be an inactive textual reference only. It is not intended to be an active hyperlink to the Company's website. Additionally, this Annual Report on Form 10-K includes several website addresses and references to additional materials found on those websites. These websites and materials, including the information on the Company's website that may be referenced in this Annual Report on Form 10-K, is provided for convenience only and is not intended to be part of this Annual Report on Form 10-K and is not incorporated into this report by reference. The Company makes its Forms 10-K, 10-Q, 8-K and amendments to each available free of charge on its website as soon as reasonably practicable after filing them with, or furnishing them to, the U.S. Securities and Exchange Commission ("SEC").

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
•difficulties in retaining existing or attracting new business and operational relationships, including with customers, suppliers and other counterparties;
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
•increased volatility and market vulnerability as a result of a more focused portfolio following completion of business combinations and investment transactions; and
•the loss of key personnel, distributors, clients or customers of acquired companies and difficulty in maintaining employee morale.

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

The Company imports large quantities of finished goods, component parts and raw materials. Lead times for these items vary significantly and may be further impacted by global shortages of critical components. Global supply chain constraints in the wake of geopolitical tensions and conflicts have, and could again, adversely impact the availability and lead times for products, component parts and raw materials and thus negatively impact the Company’s results of operations. Specifically, the Company sources materials from South Korea, China and Taiwan, and any future tensions or conflicts in such regions could cause material disruptions in the Company's supply chain which could, in turn, cause product shortages, delays in delivery and/or increases in the Company's cost incurred to produce and deliver products to its customers. Other potential consequences arising from the further escalation of conflicts and global geopolitical tensions cannot be predicted.

In addition, the Company’s ability to import these items in a timely and cost-effective manner may be affected by conditions at ports or issues that otherwise affect transportation and warehousing providers, such as fluctuations in freight costs, port and shipping capacity, labor disputes and shortages, severe weather, including severe weather due to climate change, or increased homeland security requirements in the U.S. and other countries. These issues have delayed, and could delay in the future, importation of products or require the Company to locate alternative ports or warehousing providers to avoid disruption to customers. These alternatives may not be available on short notice or could result in higher transit costs, which could have an adverse impact on the Company’s business and financial condition.

The Company also relies on its ability to maintain inventory levels appropriate to meet consumer and customer demand. The Company is focused on optimizing inventory levels via improved supply chain conditions and strategic inventory management through the Global Cost Reduction Program implemented in mid-2022, which includes an initiative to reduce inventory levels by reducing complexity through SKU rationalization. Any failure to achieve SKU rationalization efforts in an efficient manner or reduce inventory levels in general, or otherwise maintain appropriate inventory levels to meet consumer and customer demand, may expose the Company to risks of excess inventory and less marketable or obsolete inventory and could require the Company to sell excess or obsolete inventory at a discount, which could result in inventory write-offs that would negatively impact the Company’s revenues and profit margin.

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

The Company also relies on its suppliers to provide high quality products and to comply with applicable laws. The Company’s ability to find qualified suppliers who meet its standards, including a majority of suppliers by spend having carbon emission reduction targets, and supply products in a timely, cost-effective and efficient manner is a significant challenge with the increasing demand from customers, especially with respect to goods sourced from outside the U.S. For certain products, the Company may rely on one or very few suppliers. A supplier’s failure to meet the Company’s standards, provide products in a timely, cost-effective and efficient manner, or comply with applicable laws is beyond the Company’s control. These issues could have a material negative impact on the Company's business and profitability. Poor quality or an insecure supply chain, may also adversely affect the reliability and reputation of the Company.

The effects of extreme weather conditions, including as a result of climate change, could also place capacity constraints on the Company’s supply chain. For example, steel and copper are critical to the design of the Company's products and some countries, including Chile and Australia from which steel and copper are sourced, have experienced and are expected to continue to experience severe weather. A severe weather event in these countries could cause disruptions in the Company's supply chain which could, in turn, cause product shortages, delays in delivery and/or increases in the Company's cost incurred to produce and deliver products to its customers.

Changes in customer preferences, the inability to maintain mutually beneficial relationships with large customers, inventory reductions by customers, and the inability to penetrate new channels of distribution could adversely affect the Company’s business.

The Company has certain significant customers, particularly home centers and major retailers. In 2023, the two largest customers comprised approximately 27% of consolidated net sales, with U.S. and international mass merchants and home centers collectively comprising approximately 42% of consolidated net sales. The loss or material reduction of business, the lack of success of sales initiatives, or changes in customer preferences or loyalties for the Company’s products, related to any such significant customer could have a material adverse impact on the Company’s results of operations and cash flows. In addition, the Company’s major customers are volume purchasers, a few of which are much larger than the Company, and have strong bargaining power with suppliers. This factor limits the ability to recover cost increases through higher selling prices. Furthermore, unanticipated inventory adjustments by these customers can have a negative impact on the Company's net sales.

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

The Company faces active competition and resulting pricing pressures. The Company’s products compete on the basis of, among other things, its reputation for product quality, its well-known brands, price, innovation and customer service capabilities. The Company competes with both larger and smaller companies that offer the same or similar products and services or that produce different products appropriate for the same uses. These companies are often located in countries such as China, Taiwan and India where labor and other production costs are substantially lower than in the U.S., Canada and Western Europe. Also, certain large customers offer house brands that compete with some of the Company’s product offerings as a lower-cost alternative. To remain profitable and maintain or grow market share, the Company must maintain a competitive cost structure, develop new products and services, lead product innovation, respond to competitor innovations and enhance its existing products in a timely manner. The Company also competes for labor, particularly in its manufacturing facilities, which can drive higher labor costs and adversely impact its ability to efficiently operate. Any failure to attract and retain employees at the Company’s manufacturing facilities or in other parts of the Company’s operations may adversely affect its business and ability to meet customer demand, which in turn could adversely affect the Company’s liquidity and results of operations. The Company may not be able to compete effectively on all of these fronts and with all of its competitors, and the failure to do so could have a material adverse effect on its sales and profits.

Operational Excellence, one element of the supply chain transformation, is a continuous operational improvement process applied to many aspects of the Company’s business such as procurement, quality in manufacturing, maximizing customer fill rates, integrating acquisitions and other key business processes. In the event the Company is not successful in effectively applying the Operational Excellence principles to its key business processes, including those of acquired businesses, its ability to compete and future earnings could be adversely affected.

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

The Company has significant operations outside of the U.S., which are subject to political, legal, economic and other risks arising from operating outside of the U.S.

The Company has significant operations outside of the U.S. Such business operations are subject to political, legal, economic and other risks inherent in operating in certain countries, such as:

•the difficulty of enforcing agreements and protecting assets through legal systems outside the U.S. including intellectual property rights, which may not be recognized, and which the Company may not be able to protect outside the U.S. to the same extent as under U.S. law;
•managing widespread operations and enforcing internal controls, policies and procedures designed to deter prohibited practices under U.S. and foreign anti-bribery, anti-corruption, and anti-money laundering regulations and sanctions, such as the U.S. Foreign Corrupt Practices Act of 1977 ("FCPA") and the UK Bribery Act of 2010;
•trade protection measures and import or export licensing requirements including those related to the U.S.'s relationship with China and economic and trade sanctions administered by the Office of Foreign Assets Control;
•the application of certain labor regulations outside of the U.S.;
•compliance with a wide variety of non-U.S. laws and regulations;
•instability or changes in the general political and economic conditions in the countries where the Company operates (such as the conflicts between Russia and Ukraine, and Israel and Hamas and tensions in South Korea, China and Taiwan);
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

Changes in the political or economic environments in the countries in which the Company operates or violations or perceived violations of the laws and regulations of such countries could have a material adverse effect on its financial condition, results of operations or cash flows. Additionally, compliance with international and U.S. laws and regulations that apply to the Company’s international operations increases the cost of doing business in foreign jurisdictions. Violations of such laws and regulations may result in severe fines and penalties, criminal sanctions, administrative remedies or restrictions on business conduct, and could have a material adverse effect on the Company’s reputation, its ability to attract and retain employees, its business, operating results and financial condition.

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

In mid-2022, the Company initiated a supply chain transformation designed to return adjusted gross margins to historical 35%+ levels by improving fill rates and better matching inventory with customer demand. This transformation has and will continue to involve significant investment from the Company, and the success and anticipated cost savings from this transformation are not assured. Failure to achieve, or delays in achieving, projected levels of efficiencies and cost savings from this transformation and other restructuring or cost reduction actions introduced by the Company, significant increases in the costs related to such actions, or unanticipated inefficiencies resulting from this transformation and other manufacturing and administrative reorganization actions in progress or contemplated, could adversely affect the anticipated cost savings.

A material disruption of the Company's operations, particularly at its manufacturing facilities or within its information technology infrastructure, could adversely affect business.

The Company's facilities, supply chains, distribution systems, and information technology systems are subject to catastrophic loss due to natural disasters or other disruptions, including hurricanes and floods, power outages, fires, explosions, terrorism or other geopolitical tensions, equipment failures, sabotage, cybersecurity incidents, any potential effects of climate change and adverse weather conditions, labor disputes, critical supply failure, inaccurate downtime forecast, political disruption, public health crises, like a regional or global pandemic such as COVID-19, and other reasons, which can result in undesirable consequences, including financial losses and damaged relationships with customers. The Company employs information technology systems and networks to support the business and relies on them to process, transmit and store electronic information, and to manage or support a variety of business processes and activities. Disruptions to its information technology infrastructure from system failures, shutdowns, power outages, telecommunication or utility failures, cybersecurity incidents, and other events, including disruptions at its cloud computing, server, systems and other third party IT service providers, could interfere with its operations, interrupt production and shipments, damage customer and business partner relationships, and negatively impact its reputation.

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

The Company generates approximately 38% of its revenues outside the U.S., including 16% from Europe and 12% from various emerging market countries. Each of the Company’s segments generates sales in these marketplaces. While the Company believes any downturn in the European or emerging marketplaces might be offset to some degree by the relative stability in North America, the Company’s future growth, profitability and financial liquidity could be affected, in several ways, including, but not limited to, the following:

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
•a devaluation of foreign currencies could have an adverse effect on the value of financial assets of the Company in the effected countries; and
•the impact of an event or changes to political and economic conditions (individual country default, or break up of the Euro) could have an adverse impact on the global credit markets and global liquidity potentially impacting the Company’s ability to access these credit markets and to raise capital or disrupting global energy supply or supply chains.

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

As described in Note H, Long-Term Debt and Financing Arrangements, of the Notes to Consolidated Financial Statements in Item 8, the Company has a five-year $2.5 billion committed credit facility and a $1.5 billion syndicated 364-Day Credit Agreement. No amounts were outstanding against any of these facilities on December 30, 2023. As of December 30, 2023, the Company had $7.3 billion of indebtedness, including $6.2 billion of principal and $1.1 billion of commercial paper borrowings.

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

The Company has an interest coverage covenant that must be maintained to permit continued access to its committed credit facilities. The interest coverage ratio tested for covenant compliance compares adjusted Earnings Before Interest, Taxes, Depreciation and Amortization to adjusted net Interest Expense ("Adjusted EBITDA"/"Adjusted Net Interest Expense"); such adjustments to interest or EBITDA include, but are not limited to, removal of non-cash interest expense and stock-based compensation expense. Subject to certain adjustments for portions of the 2023 and 2024 fiscal year periods as detailed below, the interest coverage ratio must not be less than 3.5 times and is computed quarterly, on a rolling twelve months (last twelve months) basis.

In February 2023, the Company entered into amendments to its credit facilities described above to: (a) amend the definition of Adjusted EBITDA to allow for additional adjustment addbacks, not to exceed $500 million in the aggregate, for amounts incurred during each four fiscal quarter period beginning with the period ending in the third quarter of 2023 through the period ending in the second quarter of 2024, and (b) amend the minimum interest coverage ratio to not less than 1.5 to 1.0 times computed quarterly, on a rolling twelve months (last twelve months) basis, for the period from and including the third quarter of 2023 through the second quarter of 2024. The minimum interest coverage ratio will revert back to 3.5 times for periods after the second quarter of 2024. The Company was compliant with its debt covenant requirements in each of the 2023 quarterly measurement periods. Management does not believe it is reasonably likely the Company will breach this covenant. Failure to maintain these ratios could adversely affect further access to liquidity.

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

As of December 30, 2023, the Company has approximately $8.0 billion of goodwill, approximately $2.4 billion of indefinite-lived trade names and approximately $1.6 billion of net definite-lived intangible assets. The Company is required to periodically, at least annually, determine if its goodwill or indefinite-lived trade names have become impaired, in which case it would write down the impaired portion of the asset. The definite-lived intangible assets, including customer relationships, are amortized over their estimated useful lives and are evaluated for impairment when appropriate. Impairment of intangible assets may be triggered by developments outside of the Company’s control, such as worsening economic conditions, technological change, intensified competition or other factors, which could have an adverse effect on the Company’s financial condition and results of operations.

If the investments in employee benefit plans do not perform as expected, the Company may have to contribute additional amounts to these plans, which would otherwise be available to cover operating expenses or other business purposes.

The Company sponsors pension and other post-retirement defined benefit plans. The Company’s defined benefit plan assets are currently invested in equity securities, government and corporate bonds and other fixed income securities, money market instruments and insurance contracts. The Company’s funding policy is generally to contribute amounts determined annually on an actuarial basis to provide for current and future benefits in accordance with applicable law which require, among other things, that the Company make cash contributions to under-funded pension plans. During 2023, the Company made cash contributions to its defined benefit plans of approximately $42 million and expects to contribute $35 million to its defined benefit plans in 2024.

There can be no assurance that the value of the defined benefit plan assets, or the investment returns on those plan assets, will be sufficient in the future. It is therefore possible that the Company may be required to make higher cash contributions to the plans in future years which would reduce the cash available for other business purposes, and that the Company will have to recognize a significant pension liability adjustment which would decrease the net assets of the Company and result in higher expense in future years. The fair value of the defined benefit plan assets on December 30, 2023 was approximately $1.8 billion.

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

The Company considers its intellectual property rights, including patents, trademarks, copyrights and trade secrets, and licenses held, to be a significant part and valuable aspect of its business. The Company attempts to protect its intellectual property rights through a combination of patent, trademark, copyright and trade secret laws, as well as licensing agreements and third-party nondisclosure and assignment agreements; however, there can be no assurances that these resources will adequately protect the Company’s intellectual property rights and deter misappropriation or improper use of its technology.

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

Cybersecurity incidents could disrupt business operations, result in the loss of critical and confidential information, and adversely impact the Company's reputation, operating results, and financial condition.

The Company’s information systems and data may be vulnerable to cybersecurity threats and incidents which can include uncoordinated individual attempts to gain unauthorized access to information technology ("IT") systems, sophisticated and targeted measures known as advanced persistent threats, breaches due to human error, malfeasance, or other cybersecurity incidents directed at the Company, its products, services and technologies, including those leveraging “Internet of Things” capabilities, its customers and/or its third-party service providers, including cloud providers. The Company deploys measures which leverage industry accepted frameworks to deter, prevent, detect, respond to, and mitigate these threats. The Company has invested and continues to invest in risk management and information security and data privacy measures in order to protect its systems and data, including employee and critical service provider training, organizational investments, incident response plans, tabletop exercises, technical defenses and defensive product software designs. The cost and operational consequences of implementing, maintaining and enhancing these measures could increase significantly to overcome increasingly intense, complex, and sophisticated cybersecurity threats.

Despite these efforts, cybersecurity incidents (against the Company or parties with whom the Company contracts), depending on their nature and scope, could potentially result in the misappropriation, disclosure, destruction, corruption or unavailability of critical data and confidential or proprietary information (the Company's or that of third parties) and the disruption of business operations. The potential consequences of a material cybersecurity incident and its effects include financial loss, reputational damage, litigation with third parties, theft of intellectual property, fines levied by the Federal Trade Commission or other government agencies, diminution in the value of the Company's investment in research, development and engineering, and increased cybersecurity protection and remediation costs due to the increasing sophistication and proliferation of threats, which in turn could adversely affect the Company's competitiveness and results of operations. Any of the foregoing can be exacerbated by a delay or failure to detect a cybersecurity incident or the full extent of such incident.

In addition, cybersecurity laws and regulations continue to evolve, and are increasingly demanding, both in the U.S. and globally, which adds compliance complexity and may increase costs of compliance and expose the Company to reputational damage or litigation, monetary damages, regulatory enforcement actions, penalties, or fines in one or more jurisdictions. While the Company carries cyber insurance, it cannot be certain that coverage will be adequate for liabilities actually incurred, that insurance will continue to be available to the Company on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim.

The report, rumor, assumption, or perception of a potential or suspected cybersecurity incident may have similar results, even if no such incident has been attempted or occurred. Any of the foregoing may have a material adverse effect on the Company’s reputation, operating results and financial condition.

The Company is exposed to risks related to compliance with data privacy laws.

To conduct its operations, the Company regularly moves data across national borders, and consequently is subject to a variety of continuously evolving and developing laws and regulations in the U.S. and abroad regarding privacy, data protection and data security. The scope of the laws that may be applicable to the Company is often uncertain and may be conflicting, particularly with respect to foreign laws. For example, lawmaking bodies within the EU, United Kingdom, China and India have increased their jurisdictional reach and added a broad array of requirements for handling personal data, including the public disclosure of significant data breaches. Similarly, in the U.S., state-specific privacy regulations have created and continue to create new industry requirements, consumer privacy rights and enforcement mechanisms. The Company's reputation and brand and its ability to attract new customers could also be adversely impacted if the Company fails, or is perceived to have failed, to properly respond to breaches resulting from its management of consumer data or of its or third party’s information technology systems. Such failure to properly respond could also result in similar exposure to liability.

Additionally, other countries have enacted or are enacting data localization laws that require data to stay within their borders. In many cases, these laws and regulations apply not only to transfers between unrelated third parties but also to transfers between the Company and its subsidiaries.

All of these evolving compliance and operational requirements impose significant costs that are likely to increase over time. Privacy laws that may be implemented in the future, including laws regarding data and generative artificial intelligence, and court decisions impacting activities across borders, will continue to require changes to certain business practices, thereby increasing costs, or may result in negative publicity, require significant management time and attention, and may subject the Company to remedies that may harm its business, including fines or demands or orders that the Company modify or cease existing business practices.

Significant judgment and certain estimates are required in determining the Company’s worldwide provision for income taxes. Future tax law changes and audit results may materially increase the Company’s prospective income tax expense.

The Company is subject to income taxation in the U.S. as well as numerous foreign jurisdictions. Significant judgment is required in determining the Company’s worldwide income tax provision and accordingly there are many transactions and computations for which the final income tax determination is uncertain. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments, and which may not accurately anticipate actual outcomes. The Company periodically assesses its liabilities and contingencies for all tax years still subject to audit based on the most currently available information, which involves inherent uncertainty. The Company is routinely audited by income tax authorities in many tax jurisdictions. Although management believes the recorded tax estimates are reasonable, the ultimate outcome of any audit (or related litigation) could differ materially from amounts reflected in the Company’s income tax accruals. Additionally, the global income tax provision can be materially impacted due to foreign currency fluctuations against the U.S. dollar since a significant amount of the Company’s earnings are generated outside the U.S. Lastly, it is possible that future income tax legislation, may be enacted that could have a material impact on the Company’s worldwide income tax provision, cash tax liability, and effective tax rate beginning with the period that such legislation becomes enacted. For instance, the Organization for Economic Cooperation and Development has enacted model rules for a new global minimum tax framework applicable to multi-national corporations, and various governments have enacted, or are in the process of enacting, legislation implementing all or part of these rules.

Climate change legislation or regulations and changing market trends in response to climate change may adversely affect the Company's business.

There continues to be a lack of consistent climate legislation, which creates economic and regulatory uncertainty. Increased international, regional, state and/or federal requirements or other stakeholder expectations could mandate more restrictive or expansive standards, more prescriptive reporting of environmental, social and governance metrics than the voluntary commitments the Company adopted, or require related changes on a more accelerated time frame than the Company anticipates. A number of governmental bodies have finalized, proposed or are contemplating legislative and regulatory changes in response to the potential effect of climate change. Such legislation or regulation has and potentially could include provisions for a “cap and trade” system of allowances and credits or a carbon tax or require increased measurement of metrics and disclosure, among other provisions. The Company currently purchases renewable energy certificates (“RECs”) to reduce Scope 2 emissions and is also assessing expanding its use of solar panels as an alternative energy source. If carbon tax legislation is changed or adopted, the Company may not be able to mitigate the future impact of carbon tax through the purchase of RECs and the use of solar panels or other measures. The Company may also face reputational risks and risks to the Company's investor confidence and market share if the Company is unable to make progress on the Company's voluntary environmental goals or is unable to keep apace with the progress made by the Company's peers. If environmental laws or regulations are either changed or adopted and impose significant operational restrictions and compliance requirements on the Company, they may have a material adverse effect on the Company’s business, access to credit, capital expenditures, operating results and financial condition.

The Company also faces risks related to the transition to a lower-carbon economy, such as its ability to successfully adopt new technology, meet market-driven demands for low carbon, carbon neutral and renewable energy technology, or to comply with more stringent and increasingly complex environmental regulations or requirements for the Company's manufacturing facilities and business operations, increased prices related to freight and shipping costs and other permitting requirements.

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

The Company is exposed to and becomes involved in various legal proceedings, claims, disputes and investigations arising out of the conduct of its business, including the matters described in Item 3. Legal Proceedings in Part I of this Annual Report on Form 10-K and other, actual or threatened proceedings, claims, disputes or investigations relating to such items as securities laws, anti-trust laws, commercial transactions, product liability, workers compensation, employee benefits plans, arrangements between the Company and its distributors, franchisees or vendors, intellectual property claims and regulatory actions.

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

There can be no assurance that the Company will be able to continue to successfully avoid, manage and defend such matters. In addition, given the inherent uncertainties in evaluating certain exposures, actual costs to be incurred in future periods may vary from the Company’s estimates for such contingent liabilities. Refer to Note S, Contingencies, of the Notes to Consolidated Financial Statements in Item 8 for further information about legal proceedings and other loss contingencies.

The Company’s products could be recalled.

The Company maintains an awareness of and responsibility for the potential health and safety impacts on its customers and end users. The Company's product development processes include tollgates for product safety review, and extensive testing is conducted on product safety. Safety reviews are performed at various product development milestones, including a review of product labeling and marking to ensure safety and operational hazards are identified for the customer and end user.

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

The Company’s results of operations and earnings may not meet guidance or expectations. The Company may provide public guidance on expected results of operations for future periods. This guidance is comprised of forward-looking statements subject to risks and uncertainties, including the risks and uncertainties described in this Annual Report on Form 10-K and in the Company’s other public filings and public statements, and is based necessarily on assumptions the Company makes at the time it provides such guidance. The Company’s guidance may not always be accurate. The Company may also choose to withdraw guidance, as it did in response to the uncertainty of the COVID-19 pandemic in 2020, or lower guidance in future periods. If, in the future, the Company’s results of operations for a particular period do not meet its guidance or the expectations of investment analysts, the Company reduces its guidance for future periods, or the Company withdraws guidance, the market price of the Company’s common stock could decline significantly.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY

The Company has implemented a comprehensive cybersecurity program to assess, identify and manage risks from cybersecurity threats that may result in adverse effects to the confidentiality, integrity, and availability of its information systems and oversee compliance with applicable regulatory, operational, and contractual requirements.

Cyber Incident Response Team and Governance

Board of Directors

The Board has delegated the primary responsibility for oversight of cybersecurity matters to the Audit Committee. The Audit Committee regularly reviews compliance and disclosure control procedures for cybersecurity matters. Members of management responsible for cybersecurity and digital risk management for the Company, including the Vice President and Chief Information

Officer (the “CIO”), Chief Information Security Officer (the “CISO”) and the Senior Vice President, General Counsel and Secretary (the “General Counsel”), provide regular updates to the Audit Committee regarding data protection and cybersecurity risks and the Company’s new and existing cyber risk controls intended to mitigate them. The Audit Committee regularly briefs the full Board on these matters, and the full Board also receives briefings from management and third-party cybersecurity advisors on the Company’s cybersecurity program, as appropriate. The Company has protocols and procedures by which certain cybersecurity incidents are escalated within the Company and, where appropriate, reported promptly to the Audit Committee and the full Board.

Management

At the management level, oversight of risks from cybersecurity threats has been integrated into the Company’s overall risk management processes. The Senior Risk Council has broad oversight of the Company’s risk management processes, and is also responsible for the assessment and management of risks from cybersecurity threats. The Senior Risk Council is comprised of senior management personnel representing different functional and business areas, including the Chief Executive Officer; Chief Financial Officer; General Counsel; Treasurer; and CIO, as well as other senior business leaders. The Company believes the experience that Senior Risk Council members have from serving on the Senior Risk Council provides them with an understanding of the Company’s risk management process overall, and individual members are able to provide further insight to the risk analysis process based on their functional area of expertise within the business. The CIO also has extensive leadership experience in computer product engineering and information technology fields, including responsibility for overseeing cybersecurity risk management and digital risk management. The CIO also holds a bachelor’s degree in computer science. The Senior Risk Council meets regularly to discuss the risk management measures implemented by the Company, including measures to identify and mitigate data protection and cybersecurity risks. The Senior Risk Council receives regular updates on cybersecurity incidents from the CISO and CIO.

The Company’s CISO is the member of management principally responsible for overseeing the Company’s cybersecurity risk management program, in coordination with the CIO and other business leaders across the Company, including legal, product engineering management, internal audit, finance and risk management. The CISO has extensive cybersecurity knowledge and skills gained from over 20 years of technical and business experience in the cybersecurity and information security fields, including as a Chief Information Security Officer and through other leadership and technical roles in IT governance and strategy, security risk and compliance, corporate product security and data privacy, and IT infrastructure. She also holds a Master of Science degree in Information and Cybersecurity from the University of California, Berkeley. The CISO reports directly to the CIO who in turn reports directly to the Chief Executive Officer. The CISO receives reports on cybersecurity threats from members of the Cyber Security Office on an ongoing basis and, in conjunction with the Senior Risk Council, regularly reviews risk management measures implemented by the Company to identify and mitigate data protection and cybersecurity risks. The CISO and CIO also work closely with the Company's legal department to oversee compliance with applicable legal, regulatory and contractual security requirements.

Internal Cybersecurity Team

The Company's Cyber Security Office, led by the CISO, is responsible for the implementation, monitoring, and maintenance of cybersecurity governance, operations and data protection practices across the Company. Reporting to the CISO are a number of experienced information security directors responsible for various parts of the Company’s business, each of whom is supported by a team of trained cybersecurity professionals. The team also holds a number of industry recognized certifications such as Certified Information Systems Security Professional, Certified Information Security Manager, Certified in Risk and Information Systems Control, and Certified Ethical Hacker, among others. In addition to its internal cybersecurity capabilities, the Company also regularly engages assessors, consultants, auditors, or other third parties to assist with assessing, identifying, and managing cybersecurity risks.

Risk Management & Strategy
The Company has adopted information security policies that establish requirements and responsibilities with respect to the protection of the Company’s interests and information technology assets against loss, improper disclosure and unauthorized modification. The Company regularly educates and shares best practices with its employees to raise awareness of cybersecurity threats and the Company’s information security program, which the Company believes creates a culture of shared responsibility for the security of sensitive data and the Company’s network. All employees are regularly offered information security and protection training, including specialized training for employees exposed to sensitive information, which prompt them to certify their awareness of and compliance with applicable information technology policies and additional technology and cybersecurity standards. The Company deploys technical safeguards that are designed to protect the Company’s information systems from cybersecurity threats, including firewalls, encryption intrusion prevention and detection systems, anti-malware functionality, data monitoring, endpoint extended detection and response, architecture controls, access controls and ongoing vulnerability assessments.

The Company has adopted a Cybersecurity Incident Response Plan (the “IRP”) that applies in the event of a cybersecurity threat or incident, which is designed to protect the Company’s information systems from cybersecurity threats and to promptly respond to cybersecurity incidents. The IRP sets out a coordinated approach to investigating, containing, documenting and mitigating incidents, including reporting findings and keeping senior management and other key stakeholders informed and involved as appropriate. To facilitate the success of this program, multi-disciplinary teams throughout the Company are deployed to address cybersecurity threats and to respond to cybersecurity incidents in accordance with the IRP. Through the ongoing communications among these teams, the CISO, in coordination with the legal department and the Senior Risk Council, monitor the prevention, detection, mitigation and remediation of cybersecurity incidents, and report such incidents to the Board and the Audit Committee when appropriate, as discussed above. In general, the IRP leverages the National Institute of Standards and Technology guidance. The IRP applies to all Company personnel who provide or deliver technology systems (including employees or contractors and service providers).
As part of the Company’s cybersecurity risk management strategy, the Company takes measures to test and improve its cybersecurity program, including reviewing and updating the information technology policies and IRP, such as engaging an independent third party to conduct regular assessments of its cyber security maturity against industry best practice frameworks and conducting tabletop exercises. The Company also engages in internal and external audits to meet its regulatory obligations or customer requirements. The assessment summaries and action plans are shared with the Audit Committee as part of the CISO’s regular briefings, and in turn the Audit Committee Chair regularly updates the Board on such briefings.
The Company has processes and procedures as part of its centralized supplier risk management system to oversee, identify, assess and reduce cybersecurity threats and risks associated with key third-party service providers. As part of this process, the Company utilizes external frameworks and tools to provide assessment scoring, planning and monitoring against cybersecurity threats and risks and remediation recommendations, as applicable. Updates on third-party service provider risks are included in regular briefings to the Senior Risk Council by the CISO and CIO and escalated to the Audit Committee as appropriate.
Cybersecurity Risks, Threats & Incidents
Risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected the Company, including its business strategy, results of operations or financial condition, and the Company does not believe that such risks are reasonably likely to have such an effect over the long term.
The Company deploys measures which leverage industry accepted frameworks to deter, prevent, detect, respond to, and mitigate these threats. The Company has invested and continues to invest in risk management and information security and data privacy measures in order to protect its systems and data, including employee and critical service provider training, organizational investments, incident response plans, tabletop exercises and technical defenses. Despite these efforts, cybersecurity incidents (against the Company or parties with whom the Company contracts), depending on their nature and scope, could potentially result in the misappropriation, disclosure, destruction, corruption or unavailability of critical data and confidential or proprietary information (the Company's or that of third parties) and the disruption of business operations. Refer to Item 1A. Risk Factors in Part I of this Annual Report on Form 10-K, which should be read in conjunction with the foregoing information, for additional information on cybersecurity risks the Company faces.

ITEM 2. PROPERTIES
As of December 30, 2023, the Company and its subsidiaries owned or leased significant facilities used for manufacturing, distribution and sales offices in 21 states and 22 countries. The Company leases its corporate headquarters in New Britain, Connecticut. The Company has 121 facilities including its corporate headquarters that are larger than 100,000 square feet, as follows:

	Owned	Leased	Total
Tools & Outdoor	49	46	95
Industrial	15	8	23
Corporate	2	1	3
Total	66	55	121
The combined size of these facilities is approximately 36 million square feet. The buildings are in good condition, suitable for their intended use, adequate to support the Company’s operations, and generally fully utilized. Of the 121 facilities above, there are two owned and three leased facilities included in Industrial, which relate to the recently announced pending divestiture of the Infrastructure business.

ITEM 3. LEGAL PROCEEDINGS
Government Investigations
On January 19, 2024, the Company was notified by the Compliance and Field Operations Division (the “Division”) of the Consumer Product Safety Commission that the Division intends to recommend the imposition of a civil penalty of approximately $32 million for alleged untimely reporting in relation to certain utility bars and miter saws that were subject to voluntary recalls in September 2019 and March 2022, respectively. The Company is currently evaluating and believes there are defenses to the Division’s claims, and the Company is cooperating with the Division. However, given the early stage of this matter, at this time, the Company is not in a position to assess the likelihood of any potential loss or adverse effect on its financial condition or to estimate the amount of potential loss, if any, from this matter.
As previously disclosed, the Company has identified certain transactions relating to its international operations that may raise compliance questions under the FCPA and voluntarily disclosed this information to the U.S. Department of Justice (“DOJ”) and the SEC in January 2023. The Company is cooperating with both agencies in their investigations of these transactions (the “FCPA Matters”). Currently, the Company does not believe that the FCPA Matters will have a material impact on its financial condition or results of operations, although it is possible that a loss related to the FCPA Matters may be incurred.
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

Class Action Litigation
As previously disclosed, on March 24, 2023, a putative class action lawsuit titled Naresh Vissa Rammohan v. Stanley Black & Decker, Inc., et al., Case No. 3:23-cv-00369-KAD (the “Rammohan Class Action”), was filed in the United States District Court for the District of Connecticut against the Company and certain of the Company’s current and former officers and directors. The complaint was filed on behalf of a purported class consisting of all purchasers of Stanley Black & Decker common stock between October 28, 2021 and July 28, 2022, inclusive. The complaint asserts violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 based on allegedly false and misleading statements related to consumer demand for the Company’s products amid changing COVID-19 trends and macroeconomic conditions. The complaint seeks unspecified damages and an award of costs and expenses. On October 13, 2023, Lead Plaintiff General Retirement System of the City of Detroit filed an Amended Complaint that asserts the same claims and seeks the same forms of relief as the original complaint. The Company intends to vigorously defend this action in all respects and on December 14, 2023 filed a motion to dismiss the Amended Complaint in its entirety. Briefing on that motion is expected to conclude in April 2024. Given the early stage of this litigation, at this time, the Company is not in a position to assess the likelihood of any potential loss or adverse effect on its financial condition or to estimate the amount or range of potential losses, if any, from this action.
Derivative Actions
As previously disclosed, on August 2, 2023 and September 20, 2023, derivative complaints were filed in the United States District Court for the District of Connecticut, titled Callahan v. Allan, et al., Case No. 3:23-cv-01028-OAW (the “Callahan Derivative Action”) and Applebaum v. Allan, et al., Case No. 3:23-cv-01234-OAW (the “Applebaum Derivative Action”), respectively, by putative stockholders against certain current and former directors and officers of the Company premised on the same allegations as the Rammohan Class Action. The Callahan and Applebaum Derivative Actions were consolidated by Court order on November 6, 2023 and defendants’ responses to both complaints have been stayed pending the disposition of any motions to dismiss in the Rammohan Class Action. The individual defendants intend to vigorously defend the Callahan and Applebaum Derivative Actions in all respects. However, given the early stage of this litigation, at this time, the Company is not in a position to assess the likelihood of any potential loss or adverse effect on its financial condition or to estimate the amount or range of potential losses, if any, from these actions.
On October 19, 2023, a derivative complaint was filed in Connecticut Superior Court, titled Vladimir Gusinsky Revocable Trust v. Allan, et al., Docket Number HHBCV236082260S, by a putative stockholder against certain current and former directors and officers of the Company. Plaintiff seeks to recover for alleged breach of fiduciary duties and unjust enrichment under Connecticut state law premised on the same allegations as the Rammohan Class Action. By Court order on November 11, 2023, the Connecticut Superior Court granted the parties’ motion to stay defendants’ response to the complaint pending the disposition of any motions to dismiss in the Rammohan Class Action. The individual defendants intend to vigorously defend this action in all respects. However, given the early stage of this litigation, at this time, the Company is not in a position to assess the likelihood of any potential loss or adverse effect on its financial condition or to estimate the amount or range of potential losses, if any, from this action.
Other Actions
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
INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following is a list of the executive officers of the Company as of February 27, 2024:

Name and Age	Office	Date Elected to Office as an Executive Officer
Donald Allan, Jr. (59)
President and Chief Executive Officer since July 2022. President and Chief Financial Officer (2021); Executive Vice President & Chief Financial Officer (2016); Senior Vice President and Chief Financial Officer (2010); Vice President and Chief Financial Officer (2009); Vice President and Corporate Controller (2002); Corporate Controller (2000); Assistant Controller (1999).
10/24/2006

Patrick D. Hallinan (56)	Executive Vice President, Chief Financial Officer since April 2023. Executive Vice President and Chief Financial Officer, Fortune Brands Innovations, Inc. (formerly, Fortune Brands Home & Security, Inc.) (2017); Senior Vice President Finance, Fortune Brands Innovations, Inc. (2017); Vice President Finance and Chief Financial Officer, Moen Incorporated (2013).	4/21/2023

Tamer K. Abuaita (51)	Senior Vice President, Chief Supply Chain Officer since January 2022. Senior Vice President and Chief Supply Chain Officer, SC Johnson & Son, Inc. (2017).	4/6/2023

Janet M. Link (54)	Senior Vice President, General Counsel and Secretary since July 2017. Executive Vice President, General Counsel, JC Penney Company, Inc. (2015); Vice President, Deputy General Counsel, JC Penney Company, Inc. (2014); Vice President, Deputy General Counsel, Clear Channel Companies (2013).	7/19/2017

John T. Lucas (64)	Senior Vice President, Chief Human Resources Officer since January 2023. Founder and Principal, True North Human Capital Consulting, LLC (2019); Senior Vice President and Chief Human Resources Officer, Goodyear Tire & Rubber Company (2015); Senior Vice President, Human Resources & Communications, Lockheed Martin Corporation (2009).	1/30/2023

Christopher J. Nelson (53)
Chief Operating Officer, Executive Vice President and President, Tools & Outdoor since June 2023. President, HVAC, Carrier Global Corporation (2020); President, Commercial HVAC, Carrier Global Corporation (2018); President, North America HVAC, Carrier Global Corporation (2012).
6/14/2023

Graham N. Robinson (55)	Senior Vice President and President, STANLEY Industrial since April 2020. President, Honeywell Industrial Safety, Honeywell International, Inc. (2018); President, Honeywell Sensing and Internet of Things, Honeywell International, Inc. (2016); Chief Marketing Officer and Vice President, Global Strategy & Marketing, Automation and Control Solutions, Honeywell International, Inc (2014).	4/17/2020

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s common stock is listed and traded on the New York Stock Exchange, Inc. (“NYSE”) under the abbreviated ticker symbol “SWK”, and is a component of the Standard & Poor’s (“S&P”) 500 Composite Stock Price Index. The Company increased its annual dividend per common share by $0.04 in 2023 compared to 2022 and intends to continue to pay quarterly dividends in 2024. In July 2023, the Company raised the quarterly dividend per common share, its 56th annual consecutive increase, which extended its record for the longest, consecutive quarterly and annual dividend payments among industrial companies listed on the NYSE. As of February 1, 2024, there were 8,258 holders of record of the Company’s common stock. Information required by Item 201(d) of Regulation S-K concerning securities authorized for issuance under equity compensation plans can be found under Item 12 of this Annual Report on Form 10-K.
Issuer Purchases of Equity Securities
The following table provides information about the Company’s purchases of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934 for the three months ended December 30, 2023:

2023	Total Number Of Common Shares Purchased (a)	Average Price Paid Per Common Share	Total Number Of Common Shares Purchased As Part Of A Publicly Announced Plan or Program	(In Millions) Maximum Number Of Common Shares That May Yet Be Purchased Under The Program (b)
October 1 - November 4	—	$—	—	20
November 5 - December 2	—	—	—	20
December 3 - December 30	—	—	—	20
Total	—	$—	—	20

(a)The Company issues time-vested restricted stock units (“RSUs”) as part of its benefit plans. In the Consolidated Financial Statements, shares of common stock withheld for tax purposes on behalf of the participant in connection with the vesting or delivery of RSUs are treated in a similar manner as common stock repurchases because they reduce the number of shares that would have been issued upon vesting or delivery. Such withholdings of shares of common stock are not considered common stock repurchases under the Company's authorized common stock repurchase program.

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

Stock Performance Graph

The following line graph compares the yearly percentage change in the Company’s cumulative total shareholder return for the last five years to that of the S&P 500 Index and the S&P 500 Capital Goods Index. The S&P 500 Capital Goods Index represents a focused group of companies across major industrial manufacturing categories that carry similar operational characteristics to the Company.

THE POINTS IN THE ABOVE TABLE ARE AS FOLLOWS:	2018	2019	2020	2021	2022	2023
Stanley Black & Decker	$100.00	$142.37	$156.09	$167.50	$68.79	$93.18
S&P 500 Index	$100.00	$132.96	$156.99	$202.02	$165.40	$208.83
S&P 500 Capital Goods Index	$100.00	$133.11	$141.33	$168.07	$167.61	$199.85
The comparison assumes $100 invested at the closing price on December 28, 2018 in the Company’s common stock, S&P 500 Index, and S&P 500 Capital Goods Index. Total return assumes reinvestment of dividends.

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
Strategic Objectives
Over the past two years, the Company has re-shaped its portfolio to focus on its leading positions in the tools & outdoor and engineered fastening markets. Leveraging the benefits of a more focused portfolio, the Company initiated a business transformation in mid-2022 that includes reinvestment for faster growth as well as a $2.0 billion Global Cost Reduction Program through 2025. The Company’s primary areas of multi-year strategic focus remain unchanged as follows:
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
•35%+ adjusted gross margins;
•Free cash flow equal to, or exceeding, net income; and
•Cash Flow Return On Investment ("CFROI"), computed as cash from operations plus after-tax interest expense, divided by the two-point average of debt and equity, between 12-15%.

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
Pending Sale of Infrastructure Business
In December 2023, the Company announced that it had entered into a definitive agreement for the sale of its Infrastructure business to Epiroc AB for $760 million in cash. The transaction is subject to regulatory approval and other customary closing conditions. The Company expects to utilize the net proceeds to reduce debt.
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
The combination of MTD, Excel and the Company's existing outdoor strategic business unit in Tools & Outdoor created a global leader in the $25 billion outdoor category, with strong brands and growth opportunities. As part of the integration of these businesses into the Tools & Outdoor segment, the Company designed, developed and manufactured battery and electric-powered solutions for professional and residential users. This positioned the combined businesses to be a leader in outdoor power equipment as preferences shift from gas powered equipment toward electrified solutions.
Refer to Note E, Acquisitions, for further discussion.

Global Cost Reduction Program
In mid-2022, the Company launched a program comprised of a series of initiatives designed to generate cost savings by resizing the organization and reducing inventory with the ultimate objective of driving long-term growth, improving profitability and generating strong cash flow. These initiatives are expected to optimize the cost base as well as provide a platform to fund investments to accelerate growth in the core businesses. The program consists of a selling, general, and administrative ("SG&A") planned pre-tax run-rate cost savings of $500 million and a supply chain transformation expected to deliver $1.5 billion of pre-tax run-rate cost savings by the end of 2025 to achieve projected 35%+ adjusted gross margins.
The SG&A cost savings are expected to be generated by simplifying the corporate structure, optimizing organizational spans and layers and reducing indirect spend. These savings will help fund $300 million to $500 million of innovation and commercial investments through 2025 to accelerate organic growth. The charges associated with the SG&A savings were reflected in Non-GAAP adjustments in 2022 detailed below in "Results From Operations".
The $1.5 billion of pre-tax run-rate cost savings from the supply chain transformation will be driven by the following value streams:

•Strategic Sourcing: Implementing capabilities to source in a more efficient and integrated manner across all of the Company’s businesses and leveraging contract manufacturing;
•Operational Excellence: Leveraging the SBD Operating Model and re-designing in-plant operations following footprint rationalization to deliver incremental efficiencies, simplified organizational design and inventory optimization;
•Footprint Rationalization: Transforming the Company’s manufacturing and distribution network from a decentralized and inefficient system of sites built through years of acquisitions to a strategically focused supply chain, inclusive of site closures, transformations of existing sites into manufacturing centers of excellence and re-configuration of the distribution network; and
•Complexity Reduction: Reducing complexity through platforming products and implementing initiatives to drive a SKU reduction.
The charges associated with the supply chain transformation are reflected in the Non-GAAP adjustments detailed below in "Results From Operations" and the full year estimate of Non-GAAP adjustments detailed below in "2024 Outlook". The cash investment required to achieve the $1.5 billion of pre-tax run-rate supply chain cost savings is expected to be approximately $0.9 billion to $1.1 billion, of which approximately 40% is expected to be capital expenditures. Through 2023, the Company has made approximately $0.2 billion of these cash investments. The Company will continue prioritizing capital expenditures consistent with its existing approach and expects total capital expenditures, inclusive of the supply chain transformation, to be $400 million to $500 million for 2024 and to approximate 3.0% to 3.5% of net sales annually in 2025 and beyond.
During 2023 and since inception of the program, the Company has generated approximately $835 million and $1.0 billion, respectively, of pre-tax run-rate savings, driven by lower headcount, indirect spend reductions and the supply chain transformation. These savings are comprised of supply chain efficiency benefits, which will support gross margin improvements as the benefits turn through inventory, and SG&A savings. The Company believes that it is on track to grow to approximately $2 billion of pre-tax run-rate savings by year-end 2025. In addition, the Company has reduced inventory by approximately $1.9 billion since the end of the second quarter of 2022 and expects further inventory and working capital reductions to support free cash flow generation in 2024.
Driving Further Profitable Growth by Fully Leveraging the Company's Core Franchises

Each of the Company's core franchises share common attributes: they have iconic brands and attractive growth characteristics, they are scalable and defensible and they can differentiate through innovation.
•The Tools & Outdoor business carries strong brands, proven innovation, global scale, and a broad offering of power tools, hand tools, outdoor products, accessories, and storage and digital products across many channels in both developed and developing markets.
•The Engineered Fastening business within the Industrial segment is a highly profitable, GDP+ growth business offering highly engineered, value-added innovative solutions with recurring revenue attributes and global scale.
Management recognizes that the core franchises described above are important foundations that have a proven track record of providing strong cash flow and growth prospects. Management is committed to growing these businesses through accelerating investments into innovative product development, brand support, commercial activation, and accelerating the operations and supply chain transformation to improve fill rates and better match inventory with customer demand, while improving global cost competitiveness.
Continuing to Invest in the Stanley Black & Decker Brands
The Company has a strong portfolio of brands associated with high-quality products including the iconic DEWALT®, CRAFTSMAN® and STANLEY® brands, as well as BLACK+DECKER®, DEWALT FLEXVOLT®, DEWALT POWERSTACK®, DEWALT POWERSHIFT™, IRWIN®, LENOX®, PORTER-CABLE®, BOSTITCH®, PROTO®, MAC TOOLS®, FACOM®, Powers®, LISTA®, Vidmar®, GQ® and through the 2021 acquisitions of MTD and Excel added CUB CADET®, TROY-BILT® and HUSTLER® in the Americas.

During 2023, the National Collegiate Athletic Association sponsorship delivered DEWALT® to an estimated 237+ million viewers through TV-visible branding and 9+ million fans in stadiums at 25 colleges and universities across five Division 1 conferences (Atlantic Coast Conference, Big Ten, Big 12, Pac-12 and Mountain West).

CRAFTSMAN® returned as the title sponsor of the NASCAR CRAFTSMAN® Truck Series through the Company’s sponsorship with NASCAR as the “Official Tools Partner of NASCAR” and “Official Tools" of all NASCAR-owned tracks.

The Company has also maintained long-standing NASCAR and NHRA team sponsorships, which provided brand exposure during nearly 60 events in 2023 with the DEWALT®, CRAFTSMAN®, and MAC TOOLS® brands.

In 2023, the McLaren team sported the DEWALT® logo prominently on the team’s cars, fire suits, and equipment during the Formula 1 season. The Company also advertises in the English Premier League, which is the number one soccer league in the world, featuring the DEWALT® brand to a global audience. The Company continued its sponsorship of one of the world’s most popular football clubs, FC Barcelona, sponsoring both the Men’s and Women’s first teams, which includes team and player image rights, hospitality assets and stadium signage.

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
The Tools & Outdoor segment is comprised of the Power Tools Group ("PTG"), Hand Tools, Accessories & Storage ("HTAS"), and Outdoor Power Equipment ("Outdoor") product lines.
The PTG product line includes both professional and consumer products. Professional products, primarily under the DEWALT® brand, include professional grade corded and cordless electric power tools and equipment including drills, impact wrenches and drivers, grinders, saws, routers and sanders, as well as pneumatic tools and fasteners including nail guns, nails, staplers and staples, and concrete and masonry anchors. DIY and tradesperson focused products include corded and cordless electric power tools sold primarily under the CRAFTSMAN® brand, and consumer home products such as hand-held vacuums, paint tools and cleaning appliances primarily under the BLACK+DECKER® brand.
The HTAS product line sells hand tools, power tool accessories and storage products. Hand tools include measuring, leveling and layout tools, planes, hammers, demolition tools, clamps, vises, knives, saws, chisels and industrial and automotive tools. Power tool accessories include drill bits, screwdriver bits, router bits, abrasives, saw blades and threading products. Storage products include tool boxes, sawhorses, medical cabinets and engineered storage solution products.
The Outdoor product line primarily sells corded and cordless electric lawn and garden products, including hedge trimmers, string trimmers, lawn mowers, pressure washers and related accessories, and gas powered lawn and garden products, including lawn tractors, zero turn ride on mowers, walk behind mowers, snow blowers, residential robotic mowers, utility terrain vehicles (UTVs), hand-held outdoor power equipment, garden tools, and parts and accessories to professionals and consumers under the DEWALT®, CRAFTSMAN®, CUB CADET®, BLACK+DECKER®, and HUSTLER® brand names.
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
The Infrastructure business designs, manufactures, and sells attachments, typically used on excavators, and handheld hydraulic and battery-powered tools for applications in infrastructure, construction, scrap recycling, demolition, and railroad infrastructure.
RESULTS OF OPERATIONS
The Company’s results represent continuing operations and as a result of the 2022 divestitures of the Company’s CSS and MAS businesses, as described in further detail under the heading “Divestitures” in this Item 7 above, exclude the commercial electronic security, healthcare, and automatic doors businesses. These divestitures represented a single plan to exit the Security segment and were considered a strategic shift that had a major effect on the Company's operations and financial results. Therefore, the operating results of these businesses were classified as discontinued operations through their respective dates of sale. The divestiture of the Oil & Gas business did not qualify for discontinued operations and therefore, its results were included in the Company's continuing operations within the Industrial segment through the date of sale in the third quarter of

2022. The pending divestiture of the Infrastructure business did not qualify for discontinued operations and therefore, its results are included in the Company's continuing operations within the Industrial segment for all periods presented.
Certain Items Impacting Earnings and Non-GAAP Financial Measures
The Company has provided a discussion of its results both inclusive and exclusive of certain gains and charges. The results and measures, including gross profit, SG&A, Other, net, Income taxes, and segment profit (including Corporate Overhead), on a basis excluding certain gains and charges, free cash flow, organic revenue and organic growth are Non-GAAP financial measures. The Company considers the use of Non-GAAP financial measures relevant to aid analysis and understanding of the Company’s results and business trends aside from the material impact of these items and ensures appropriate comparability to operating results of prior periods. Supplemental Non-GAAP information should not be considered in isolation or as a substitute for the related GAAP financial measures. Non-GAAP financial measures presented herein may differ from similar measures used by other companies.

With the exception of forecasted free cash flow included in "2024 Outlook" as discussed below, the Non-GAAP financial measures of gross profit, SG&A, Other, net, Income taxes, and segment profit (including Corporate Overhead), presented on a basis excluding certain gains and charges, as well as free cash flow, organic revenue and organic growth are defined and reconciled to their most directly comparable GAAP financial measures below. Due to high variability and difficulty in predicting items that impact cash flow from operations, a reconciliation of forecasted free cash flow to its most directly comparable GAAP estimate has been omitted. The Company believes such a reconciliation would also imply a degree of precision that is inappropriate for this forward-looking measure.

The Company’s operating results at the consolidated level as discussed below include and exclude certain gains and charges impacting gross profit, SG&A, Other, net, and Income taxes. The Company’s business segment results as discussed below include and exclude certain gains and charges impacting gross profit and SG&A. These amounts for 2023, 2022 and 2021 are as follows:

2023

(Millions of Dollars)	GAAP	Non-GAAP Adjustments[2]	Non-GAAP
Gross profit	$3,932.6	$166.9	$4,099.5
Selling, general and administrative[1]	3,290.7	(99.4)	3,191.3
(Loss) earnings from continuing operations before income taxes	(375.7)	566.2	190.5
Income taxes on continuing operations	(94.0)	65.8	(28.2)
Net (Loss) Earnings from Continuing Operations Attributable to Common Shareowners - Diluted	(281.7)	500.4	218.7
Diluted (loss) earnings per share of common stock - Continuing operations	$(1.88)	$3.33	$1.45

2022

(Millions of Dollars)	GAAP	Non-GAAP Adjustments[2]	Non-GAAP
Gross profit	$4,284.1	$127.4	$4,411.5
Selling, general and administrative[1]	3,370.0	(180.3)	3,189.7
Earnings from continuing operations before income taxes	37.9	642.2	680.1
Income taxes on continuing operations	(132.4)	84.0	(48.4)
Net Earnings from Continuing Operations Attributable to Common Shareowners - Diluted	165.5	558.2	723.7
Diluted earnings per share of common stock - Continuing operations	$1.06	$3.56	$4.62

2021

(Millions of Dollars)	GAAP	Non-GAAP Adjustments[2]	Non-GAAP
Gross profit	$5,092.2	$39.0	$5,131.2
Selling, general and administrative[1]	3,193.1	(183.6)	3,009.5
Earnings from continuing operations before income taxes and equity interest	1,586.9	193.9	1,780.8
Income taxes on continuing operations	55.1	64.1	119.2
Share of net earnings of equity method investment	19.0	11.2	30.2
Net Earnings from Continuing Operations Attributable to Common Shareowners - Diluted	1,539.6	141.0	1,680.6
Diluted earnings per share of common stock - Continuing operations	$9.33	$0.85	$10.18

1	Includes provision for credit losses
2	Refer to table below for additional detail of the Non-GAAP adjustments

Below is a summary of the pre-tax Non-GAAP adjustments for 2023, 2022 and 2021.

(Millions of Dollars)	2023	2022	2021
Supply Chain Transformation Costs:
Footprint Rationalization[1]	$96.9	$25.3	$—
Strategic Sourcing & Operational Excellence[2]	69.1	—	—
Inventory step-up charges	—	80.3	20.7
Facility-related costs	1.5	14.8	17.3
Voluntary retirement program	(0.4)	5.7	—
Other charges (gains)	(0.2)	1.3	1.0
Gross Profit	$166.9	$127.4	$39.0

Supply Chain Transformation Costs:
Footprint Rationalization[1]	$10.8	$—	$—
Complexity Reduction[3]	9.0	7.2	—
Acquisition & Integration-related costs[4]	33.6	85.2	43.6
Transition services costs related to previously divested businesses	46.6	21.1	—
Functional transformation initiatives	—	19.2	28.1
Voluntary retirement program	(2.7)	33.4	0.8
Craftsman contingent consideration remeasurement from MTD acquisition	—	—	101.1
Other charges (gains)	2.1	14.2	10.0
Selling, general and administrative	$99.4	$180.3	$183.6

Other, net[5]	$(25.1)	$16.9	$24.2
Loss on sales of businesses	10.8	8.4	0.6
Restructuring charges[6]	39.4	140.8	14.5
Gain on equity method investment	—	—	(68.0)
Asset impairment charges[7]	274.8	168.4	—
(Loss) earnings from continuing operations before income taxes	$566.2	$642.2	$193.9

1	Footprint Rationalization costs in 2023 relate to transfers and closures of targeted manufacturing sites, including Fort Worth, Texas and Cheraw, South Carolina as previously announced in March 2023, which resulted in accelerated depreciation of production equipment of $49.1 million, non-cash asset write-downs of $44.0 million (predominantly tooling, raw materials and WIP) and other site closure and re-configuration costs of $14.6 million.
2	Strategic Sourcing & Operational Excellence costs primarily relate to third-party consultant fees to provide expertise in identifying and quantifying opportunities to source in a more integrated manner and re-design in-plant operations following footprint rationalization, developing a detailed program and related governance, and assisting the Company with the implementation of actions necessary to achieve the related objectives.
3	Complexity Reduction costs primarily relate to third-party consultant fees to assist the Company with identifying strategies related to its SKU reduction and product platforming initiatives, quantifying the opportunities and designing detailed plans to achieve the related benefits.
4	Acquisition & Integration-related costs primarily relate to the MTD and Excel acquisitions, including costs to integrate the organizations and shared processes, as well as harmonize key IT applications and infrastructure.
5	Includes deal-related costs, net of income in 2023 and 2022 related to providing transition services to previously divested businesses.
6	Refer to “Restructuring Activities” below for further discussion.
7	Asset impairment charges in 2023 include a $124.0 million pre-tax impairment loss related to the Irwin and Troy-Bilt trade names and a $150.8 million pre-tax impairment loss related to the Infrastructure business. The $168.4 million pre-tax asset impairment charge in 2022 related to the Oil & Gas business.

Below is a summary of the Company’s operating results at the consolidated level, followed by an overview of business segment performance. Organic growth is utilized to describe the Company's results excluding the impacts of foreign currency fluctuations, acquisitions during their initial 12 months of ownership, and divestitures.
Consolidated Results

Net Sales: Net sales were $15.781 billion in 2023 compared to $16.947 billion in 2022, representing a decrease of 7%, as a 1% increase in price was more than offset by a 7% decrease in volume and a 1% decrease from the Oil & Gas divestiture. Tools & Outdoor net sales decreased 7% compared to 2022 due to a 7% decline in volume. Industrial net sales decreased 4% compared to 2022 as a 3% increase in price was more than offset by a 4% decrease from the Oil & Gas divestiture and a 3% decrease in volume.

Net sales were $16.947 billion in 2022 compared to $15.281 billion in 2021, representing an increase of 11% driven by a 7% increase in price and a 17% increase from acquisitions, partially offset by a 10% decrease in volume and a 3% decrease from foreign currency. Tools & Storage net sales increased 13% compared to 2021 due to a 7% increase in price and a 21% increase from acquisitions, partially offset by a 12% decrease in volume and a 3% decrease from foreign currency. Industrial net sales increased 2% compared to 2021 primarily due to a 1% increase in volume and an 8% increase in price, partially offset by a 5% decrease from foreign currency and a 2% decrease from the Oil & Gas divestiture.

Gross Profit: The Company reported gross profit of $3.933 billion, or 24.9% of net sales, in 2023 compared to $4.284 billion, or 25.3% of net sales, in 2022. Non-GAAP adjustments, which reduced gross profit, were $166.9 million in 2023 and $127.4 million in 2022. Despite lower volume, the impact of selling through high-cost inventory, and production curtailments, gross profit, excluding Non-GAAP adjustments, was 26.0% of net sales in both 2023 and 2022, due to price realization, supply chain transformation benefits, lower inventory destocking costs, and lower shipping costs.

The Company reported gross profit of $4.284 billion, or 25.3% of net sales, in 2022 compared to $5.092 billion, or 33.3% of net sales, in 2021. Non-GAAP adjustments, which reduced gross profit, were $127.4 million in 2022 and $39.0 million in 2021. Excluding these adjustments, gross profit was 26.0% of net sales in 2022 compared to 33.6% in 2021, as price realization was more than offset by commodity inflation, higher supply chain costs, including the impact of planned production curtailments, and lower volume.

SG&A Expenses: Selling, general and administrative expenses, inclusive of the provision for credit losses, were $3.291 billion, or 20.9% of net sales, in 2023 compared to $3.370 billion, or 19.9% of net sales, in 2022. SG&A declined year-over-year on an absolute dollar basis reflecting cost reductions. Within SG&A, Non-GAAP adjustments totaled $99.4 million in 2023 and $180.3 million in 2022. Excluding these adjustments, SG&A was 20.2% of net sales in 2023 compared to 18.8% in 2022, reflecting the impact of lower sales volume, but relatively flat year-over-year on an absolute dollar basis as the benefits from the Global Cost Reduction Program were offset by increased investments in growth initiatives, higher variable compensation expense and inflation.

SG&A expenses were $3.370 billion, or 19.9% of net sales, in 2022 compared to $3.193 billion, or 20.9% of net sales, in 2021. Within SG&A, Non-GAAP adjustments totaled $180.3 million in 2022 and $183.6 million in 2021. Excluding these adjustments, SG&A was 18.8% of net sales in 2022 compared to 19.7% in 2021 due to the successful implementation of cost control actions.

Distribution center costs (i.e. warehousing and fulfillment facility and associated labor costs) are classified within SG&A. This classification may differ from other companies who may report such expenses within cost of sales. Due to diversity in practice, to the extent the classification of these distribution costs differs from other companies, the Company’s gross margins may not be comparable. Such distribution costs classified in SG&A amounted to $521.7 million, $498.7 million and $416.1 million in 2023, 2022, and 2021, respectively. The increase in distribution costs in 2023 compared to 2022 reflects costs associated with footprint rationalization actions under the supply chain transformation as well as the Company's focus on inventory reduction.

Other, net: Other, net totaled $320.1 million, $274.8 million, and $189.5 million in 2023, 2022, and 2021, respectively. Excluding Non-GAAP adjustments, Other, net, totaled $345.2 million, $257.9 million, and $165.3 million in 2023, 2022, and 2021, respectively. The increase in 2023 is driven by higher pension and environmental remediation costs as well as write-downs on certain investments. The year-over-year increase in 2022 was primarily due to higher intangible asset amortization due to the MTD and Excel acquisitions and appreciation of investments in 2021.

Loss on Sales of Businesses: During 2023, the Company reported a loss of $10.8 million primarily related to the divestiture of a small business in the Industrial segment. During 2022, the Company reported a net loss of $8.4 million primarily related to the divestiture of the Oil & Gas business. During 2021, the Company reported a $0.6 million net loss on divestitures.

Gain on Equity Method Investment: Upon the acquisition of MTD in the fourth quarter of 2021, the Company recognized a $68.0 million gain on its previously held equity method investment. Refer to Note E, Acquisitions, for further discussion.

Asset Impairment Charges: During 2023, the Company recorded impairment charges of $274.8 million, comprised of a $124.0 million impairment charge related to the Irwin and Troy-Bilt trade names and a $150.8 million impairment charge related to the Infrastructure business. During 2022, the Company recorded an impairment charge of $168.4 million related to the Oil & Gas business. Refer to Note F, Goodwill and Intangible Assets, for additional information on the trade name impairments. Refer to Note T, Divestitures, for additional information on the pending divestiture of the Infrastructure business and the 2022 divestiture of the Oil & Gas business.

Interest, net: Net interest expense in 2023 was $372.5 million compared to $283.8 million in 2022 and $175.6 million in 2021. The 2023 increase was primarily driven by higher U.S. interest rates and debt issuances in March 2023, partially offset by higher interest income due to an increase in rates. The increase in 2022 compared to 2021 was primarily driven by higher U.S. interest rates and higher average balances relating to the Company's commercial paper borrowings, as well as the $1.0 billion issuance of debt in the first quarter of 2022, partially offset by higher interest income due to an increase in rates.

Income Taxes: The Company's effective tax rate on continuing operations was 25.0% in 2023, (349.3)% in 2022, and 3.5% in 2021. Excluding the tax effect on Non-GAAP adjustments, the effective tax rate in 2023 on continuing operations was (14.8)%. This effective tax rate differs from the U.S. statutory tax rate primarily due to a tax benefit associated with an intra-entity asset transfer of certain intangible assets related to the continued reorganization of the supply chain, tax on foreign earnings at tax rates different than the U.S. tax rate, state income taxes, and tax credits, partially offset by U.S. tax on foreign earnings, non-deductible expenses, withholding taxes, and losses for which a tax benefit is not recognized.

Excluding the tax effect on Non-GAAP adjustments, the effective tax rate on continuing operations in 2022 was (7.1)%. This effective tax rate differs from the U.S. statutory tax rate primarily due to a tax benefit associated with an intra-entity asset transfer of certain intangible assets related to the continued reorganization of the supply chain, tax on foreign earnings at tax rates different than the U.S. tax rate, and the recognition of previously unrecognized foreign deferred tax assets, offset by U.S. tax on foreign earnings and the remeasurement of uncertain tax position reserves.

Excluding the tax effect on Non-GAAP adjustments, the effective tax rate on continuing operations in 2021 was 6.7%. This effective tax rate differs from the U.S. statutory tax rate primarily due to a tax benefit associated with an intra-entity asset transfer of certain intangible assets related to the Company's supply chain reorganization, tax on foreign earnings, the remeasurement of uncertain tax position reserves, the remeasurement of deferred tax assets and liabilities due to foreign corporate income tax rate changes, and the tax benefit of equity-based compensation.

On December 20, 2021, the Organization for Economic Cooperation and Development (“OECD”) published a proposal for the establishment of a global minimum tax rate of 15% (“Pillar Two"). The Pillar Two rules provide a template that jurisdictions can translate into domestic law, to assist with the implementation within an agreed upon timeframe and in a coordinated manner, and are effective for fiscal years beginning after January 1, 2024. To date, jurisdictions in which the Company operates are in various stages of implementation.

The Company has performed an initial assessment of the potential impact to income taxes as a result of Pillar Two. The assessment of the potential impact is based on the most recent tax filings, country-by-country reporting, and financial statements of affected subsidiaries. Based on results of the assessment, the Company believes it can avail itself of the transitional safe harbor rules in most jurisdictions in which the Company operates. There are, however, a limited number of jurisdictions where the transitional safe harbor relief does not apply. The Company does not currently expect a material impact to income taxes in those jurisdictions in the near term. The Company continues to assess the potential impact of Pillar Two and monitor developments in legislation, regulation, and interpretive guidance in this area.

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
The Company’s operations are classified into two reportable business segments: Tools & Outdoor and Industrial.
Tools & Outdoor:

(Millions of Dollars)	2023	2022	2021
Net sales	$13,367	$14,424	$12,817
Segment profit	$688	$972	$1,985
% of Net sales	5.1%	6.7%	15.5%
Tools & Outdoor net sales decreased $1.057 billion, or 7%, in 2023 compared to 2022 due to a 7% decline in volume. Organic revenue decreased 8%, 4% and 3% in North America, Europe and emerging markets, respectively. The overall 7% organic decline was a result of lower consumer outdoor and DIY market demand. The 2023 U.S. retail point-of-sale demand remained above pre-pandemic 2019 levels, supported by price increases and strength in professional tools.

Segment profit amounted to $687.6 million, or 5.1% of net sales, in 2023 compared to $971.9 million, or 6.7% of net sales, in 2022. Excluding Non-GAAP adjustments of $196.7 million and $235.4 million in 2023 and 2022, respectively, segment profit amounted to 6.6% of net sales in 2023 compared to 8.4% in 2022, as supply chain transformation savings and reduced shipping costs were more than offset by selling through high-cost inventory, production curtailments and lower volume.

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

Segment profit amounted to $971.9 million, or 6.7% of net sales, in 2022 compared to $1.985 billion, or 15.5% of net sales, in 2021. Excluding Non-GAAP adjustments of $235.4 million and $178.4 million in 2022 and 2021, respectively, segment profit amounted to 8.4% of net sales in 2022 compared to 16.9% in 2021, as the benefit from price realization was more than offset by commodity inflation, higher supply chain costs, production curtailment costs and lower volume.
Industrial:

(Millions of Dollars)	2023	2022	2021
Net sales	$2,414	$2,523	$2,463
Segment profit	$267	$236	$257
% of Net sales	11.0%	9.4%	10.4%
Industrial net sales decreased $109.4 million, or 4%, in 2023 compared to 2022, as a 3% increase in price was more than offset by a 4% decrease from the Oil & Gas divestiture and a 3% decrease in volume. Engineered Fastening organic revenues were up 6%, with double-digit growth in both aerospace and automotive, which was partially offset by softness in general industrial fastener markets.

Segment profit totaled $266.5 million, or 11.0% of net sales, in 2023 compared to $236.2 million, or 9.4% of net sales, in 2022. Excluding Non-GAAP adjustments of $18.7 million and $7.8 million in 2023 and 2022, respectively, segment profit amounted to 11.8% of net sales in 2023 compared to 9.7% in 2022, as price realization and cost control more than offset lower volume.

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

Segment profit totaled $236.2 million, or 9.4% of net sales, in 2022 compared to $256.6 million, or 10.4% of net sales, in 2021. Excluding Non-GAAP adjustments of $7.8 million and $13.1 million in 2022 and 2021, respectively, segment profit amounted to 9.7% of net sales in 2022 compared to 10.9% in 2021, as higher volumes and price realization were more than offset by commodity inflation, higher supply chain costs and adverse mix.

Corporate Overhead

Corporate Overhead includes the corporate overhead element of SG&A, which is not allocated to the business segments. Corporate Overhead amounted to $312.2 million, $294.0 million, and $342.9 million in 2023, 2022, and 2021, respectively. Excluding Non-GAAP adjustments of $50.9 million, $64.5 million, and $31.1 million, in 2023, 2022, and 2021, respectively, the Corporate Overhead element of SG&A was $261.3 million, $229.5 million, and $311.8 million in 2023, 2022, and 2021, respectively. The year-over-year increase in 2023 compared to 2022 was primarily driven by higher employee-related variable compensation costs. The year-over-year decrease in 2022 compared to 2021 was primarily due to lower employee-related costs.

RESTRUCTURING ACTIVITIES
A summary of the restructuring reserve activity from December 31, 2022 to December 30, 2023 is as follows:

(Millions of Dollars)	December 31, 2022	Net Additions	Usage	Currency	December 30, 2023
Severance and related costs	$57.0	$20.3	$(51.1)	$(0.4)	$25.8
Facility closures and other	5.3	19.1	(21.3)	—	3.1
Total	$62.3	$39.4	$(72.4)	$(0.4)	$28.9

During 2023, the Company recognized net restructuring charges of $39 million, primarily related to severance and facility closures associated with the footprint rationalization actions under the supply chain transformation. The Company expects to achieve annual net cost savings of approximately $45 million by the end of 2024 related to the restructuring costs incurred during 2023. The majority of the $29 million of reserves remaining as of December 30, 2023 is expected to be utilized within the next twelve months.

During 2022, the Company recognized net restructuring charges of $141 million, primarily related to severance and related costs, including SG&A cost actions under the Global Cost Reduction Program. The Company estimates that these actions resulted in net cost savings of approximately $300 million in 2023.

During 2021, the Company recognized net restructuring charges of $15 million, primarily related to facility closures and asset impairments. The Company estimates that these actions resulted in net cost savings of approximately $24 million in 2022.

Segments: The $39 million of net restructuring charges in 2023 includes: $31 million pertaining to the Tools & Outdoor segment; $1 million pertaining to the Industrial segment; and $7 million pertaining to Corporate.

The anticipated annual net cost savings of approximately $45 million related to the 2023 restructuring actions include: $40 million in the Tools & Outdoor segment; $2 million in the Industrial segment; and $3 million in Corporate.

2024 OUTLOOK

This outlook discussion is intended to provide broad insight into the Company's near-term earnings and cash flow generation prospects. The Company expects 2024 diluted earnings per share to approximate $1.60 to $2.85 on a GAAP basis ($3.50 to $4.50 excluding Non-GAAP adjustments). Free cash flow is expected to approximate $0.6 billion to $0.8 billion, significantly ahead of net income, as the Company continues to prioritize inventory reductions. This outlook assumes the previously announced Infrastructure divestiture closes at the end of the first quarter 2024.

The difference between 2024 diluted earnings per share outlook and the diluted earnings per share range, excluding Non-GAAP adjustments, is approximately $1.65 to $1.90, consisting primarily of charges related to the supply chain transformation under the Global Cost Reduction Program.

FINANCIAL CONDITION
Liquidity, Sources and Uses of Capital: The Company’s primary sources of liquidity are cash flows generated from operations and available lines of credit under various credit facilities.

Operating Activities: Cash flows provided by operations were $1.191 billion in 2023 compared to cash used in operations of $1.460 billion in 2022. The year-over-year change was primarily driven by the Company's focus on reducing inventory, as evidenced by a decline of $1.123 billion in inventory in 2023.

In 2022, cash flows used in operations were $1.460 billion compared to cash provided by operations of $663.1 million in 2021. The year-over-year change was mainly attributable to lower accounts payable balances, lower earnings from continuing operations, and higher inventory balances. During the second half of 2020 and during 2021, the Company experienced higher than historical customer demand and increased supply chain constraints, resulting in historically high inventory levels in the first half of 2022 as consumer and DIY demand softened.

Free Cash Flow: Free cash flow, as defined in the table below, was an inflow of $853 million in 2023 compared to an outflow of $1.990 billion in 2022 and an inflow of $144 million in 2021. The year-over-year changes in free cash flow are due to the same factors discussed above in operating activities, as well as lower planned capital expenditures in 2023. Management considers free cash flow an important indicator of its liquidity and capital efficiency, as well as its ability to fund future growth and provide dividends to shareowners, and is useful information for investors. Free cash flow does not include deductions for mandatory debt service, other borrowing activity, discretionary dividends on the Company’s common and preferred stock and business acquisitions, among other items.

(Millions of Dollars)	2023	2022	2021
Net cash provided by (used in) operating activities	$1,191	$(1,460)	$663
Less: capital and software expenditures	(338)	(530)	(519)
Free cash flow	$853	$(1,990)	$144
Investing Activities: Cash flows used in investing activities totaled $328 million in 2023 primarily due to capital and software expenditures of $338 million.

Cash flows provided by investing activities in 2022 totaled $3.573 billion, primarily due to proceeds from the Security and Oil & Gas divestitures, net of cash sold, of $4.147 billion, partially offset by capital and software expenditures of $530 million.

Cash flows used in investing activities in 2021 totaled $2.624 billion, driven by business acquisitions of $2.044 billion, net of cash acquired, primarily related to the MTD and Excel acquisitions, and capital and software expenditures of $519 million.

Financing Activities: Cash flows used in financing activities totaled $816 million in 2023 primarily driven by net repayments of short-term commercial paper borrowings of $1.045 billion and cash dividend payments on common stock of $483 million, partially offset by net proceeds from debt issuances of $745 million.

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

Cash flows provided by financing activities totaled $919 million in 2021 primarily driven by net short-term commercial paper borrowings of $2.225 billion and proceeds from issuances of common stock of $131 million, partially offset by the redemption and conversion of preferred stock for $750 million, cash dividend payments on common stock of $475 million, and $75 million related to the termination of interest rate swaps.

Fluctuations in foreign currency rates positively impacted cash by $2 million in 2023. Fluctuations in foreign currency rates negatively impacted cash by $32 million and $62 million in 2022 and 2021, respectively, due to the strengthening of the U.S. dollar against other currencies.

Refer to Note H, Long-Term Debt and Financing Arrangements, and Note J, Capital Stock, for further discussion regarding the Company's debt and equity arrangements.
Credit Ratings and Liquidity:
The Company maintains investment grade credit ratings from the major U.S. rating agencies on its senior unsecured debt (S&P A-, Fitch BBB+, Moody's Baa3), as well as its commercial paper program (S&P A-2, Fitch F2, Moody's P-3). In the first quarter of 2023, Fitch downgraded the Company's senior unsecured debt credit rating to BBB+, from its previous rating of A-, and its commercial paper program to F2, from its previous rating of F1. In the third quarter of 2023, S&P downgraded the Company's senior unsecured debt credit rating to A-, from its previous rating of A, and its commercial paper program to A-2, from its previous rating of A-1. In the fourth quarter of 2023, Moody's downgraded the Company's senior unsecured debt credit rating to Baa3, from its previous rating of Baa2, and its commercial paper program to P-3, from its previous rating of P-2. Failure to maintain investment grade rating levels could adversely affect the Company’s cost of funds, liquidity, and access to capital markets, but would not have an adverse effect on the Company’s ability to access its existing committed credit facilities.

Cash and cash equivalents totaled $449 million as of December 30, 2023 of which approximately 50% was held in foreign jurisdictions. Cash and cash equivalents totaled $396 million as of December 31, 2022, which was primarily held in foreign jurisdictions.

As a result of the Tax Cuts and Jobs Act (the "Act"), the Company's tax liability related to the one-time transition tax associated with unremitted foreign earnings and profits totaled $171 million at December 30, 2023. The Act permits a U.S. company to elect to pay the net tax liability interest-free over a period of up to eight years. See the "Contractual Obligations" table below for the estimated amounts due by period. The Company has considered the implications of paying the required one-time transition tax and believes it will not have a material impact on its liquidity.

The Company has a $3.5 billion commercial paper program which includes Euro denominated borrowings in addition to U.S. Dollars. As of December 30, 2023, the Company had commercial paper borrowings outstanding of $1.1 billion, of which $399.7 million in Euro denominated commercial paper was designated as a net investment hedge. Refer to Note I, Financial Instruments, for further discussion. As of December 31, 2022, the Company had commercial paper borrowings outstanding of $2.1 billion, which did not include any Euro denominated commercial paper.

The Company has a five-year $2.5 billion committed credit facility (the “5-Year Credit Agreement”). Borrowings under the 5-Year Credit Agreement may be made in U.S. Dollars, Euros or Pounds Sterling. A sub-limit amount of $814.3 million is designated for swing line advances which may be drawn in Euros pursuant to the terms of the 5-Year Credit Agreement. Borrowings bear interest at a floating rate plus an applicable margin dependent upon the denomination of the borrowing and specific terms of the 5-Year Credit Agreement. The Company must repay all advances under the 5-Year Credit Agreement by the earlier of September 8, 2026 or upon termination. The 5-Year Credit Agreement is designated to be a liquidity back-stop for the Company's $3.5 billion U.S. Dollar and Euro commercial paper program. As of December 30, 2023 and December 31, 2022, the Company had not drawn on its five-year committed credit facility.

In September 2023, the Company terminated its $1.5 billion syndicated 364-Day Credit Agreement (the "Syndicated 364-Day Credit Agreement") dated September 2022, as amended. There were no outstanding borrowings under the Syndicated 364-Day Credit Agreement upon termination and as of December 31, 2022. Contemporaneously, the Company entered into a new $1.5 billion syndicated 364-Day Credit Agreement (the "2023 Syndicated 364-Day Credit Agreement") which is a revolving credit loan. The borrowings under the 2023 Syndicated 364-Day Credit Agreement may be made in U.S. Dollars or Euros and bear interest at a floating rate plus an applicable margin dependent upon the denomination of the borrowing and pursuant to the terms of the 2023 Syndicated 364-Day Credit Agreement. The Company must repay all advances under the 2023 Syndicated 364-Day Credit Agreement by the earlier of September 4, 2024 or upon termination. The Company may, however, convert all advances outstanding upon termination into a term loan that shall be repaid in full no later than the first anniversary of the termination date provided that the Company, among other things, pays a fee to the administrative agent for the account of each lender. The 2023 Syndicated 364-Day Credit Agreement serves as part of the liquidity back-stop for the Company’s $3.5 billion U.S. Dollar and Euro commercial paper program. As of December 30, 2023, the Company had not drawn on its 2023 Syndicated 364-Day Credit Agreement.

In September 2023, the Company terminated its $0.5 billion revolving credit loan (the "Club 364-Day Credit Agreement") dated September 2022, as amended. There were no outstanding borrowings under the Club 364-Day Credit Agreement upon termination and as of December 31, 2022.

In addition, the Company has other short-term lines of credit that are primarily uncommitted, with numerous banks, aggregating $252 million, of which approximately $155 million was available at December 30, 2023. Approximately $97 million of the short-term credit lines were utilized primarily pertaining to outstanding letters of credit for which there are no required or reported debt balances. Short-term arrangements are reviewed annually for renewal.
At December 30, 2023, the aggregate amount of short-term and long-term committed and uncommitted lines of credit was approximately $4.3 billion. In addition, at December 30, 2023, $1.1 billion was recorded as short-term commercial paper borrowings. The weighted-average interest rates on U.S. dollar denominated short-term borrowings for the years ended December 30, 2023 and December 31, 2022 were 5.1% and 2.3%, respectively. The weighted-average interest rate on Euro denominated short-term borrowings for the year ended December 30, 2023 was 3.5%. For the year ended December 31, 2022, the Company had not drawn on its Euro denominated short-term borrowings.
The Company has an interest coverage covenant that must be maintained to permit continued access to its committed credit facilities described above. The interest coverage ratio tested for covenant compliance compares adjusted Earnings Before Interest, Taxes, Depreciation and Amortization to adjusted net Interest Expense ("Adjusted EBITDA"/"Adjusted Net Interest Expense"). In February 2023, the Company entered into an amendment to its 5-Year Credit Agreement to: (a) amend the definition of Adjusted EBITDA to allow for additional adjustment addbacks, not to exceed $500 million in the aggregate, for amounts incurred during each four fiscal quarter period beginning with the period ending in the third quarter of 2023 through the period ending in the second quarter of 2024, and (b) amend the minimum interest coverage ratio from 3.5 times to not less than 1.5 to 1.0 times computed quarterly, on a rolling twelve months (last twelve months) basis, for the period from and including the third quarter of 2023 through the second quarter of 2024. The minimum interest coverage ratio will revert back to 3.5 times for periods after the second quarter of 2024. The amended provisions described above also apply to the 2023 Syndicated 364-Day Credit Agreement.

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

Contractual Obligations: The following table summarizes the Company’s significant contractual and other obligations that impact its liquidity:

Payments Due by Period
(Millions of Dollars)	Total	2024	2025-2026	2027-2028	Thereafter
Long-term debt (a)	$6,154	$1	$1,403	$1,100	$3,650
Interest payments on long-term debt (b)	3,204	237	421	343	2,203
Short-term borrowings	1,075	1,075	—	—	—
Lease obligations	613	135	196	126	156
Inventory purchase commitments (c)	789	787	2	—	—
Deferred compensation	25	—	1	1	23
Marketing commitments	73	38	35	—	—
Forward stock purchase contract (d)	350	350	—	—	—
Pension funding obligations (e)	35	35	—	—	—
U.S. income tax (f)	171	88	83	—	—
Supplier agreements (g)	199	88	82	29	—
Derivatives (h)	18	18	—	—	—
Total contractual cash obligations	$12,706	$2,852	$2,223	$1,599	$6,032

(a)Future payments on long-term debt encompass all payments related to aggregate debt maturities, excluding certain fair value adjustments included in long-term debt, as discussed further in Note H, Long-Term Debt and Financing Arrangements.
(b)Future interest payments on long-term debt reflect the applicable interest rate in effect at December 30, 2023.
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
(e)This amount principally represents contributions either required by regulations or laws or, with respect to unfunded plans, necessary to fund current benefits. The Company has not presented estimated pension and post-retirement funding beyond 2024 as funding can vary significantly from year to year based upon changes in the fair value of the plan assets, actuarial assumptions, and curtailment/settlement actions.
(f)Income tax liability for the one-time deemed repatriation tax on unremitted foreign earnings and profits.
(g)Supplier agreements with long-term minimum material purchase requirements and freight forwarding arrangements.
(h)Future cash flows on derivative instruments reflect the fair value and accrued interest as of December 30, 2023. The ultimate cash flows on these instruments will differ, perhaps significantly, based on applicable market interest and foreign currency rates at their maturity.

To the extent the Company can reliably determine when payments will occur, the related amounts will be included in the table above. However, due to the high degree of uncertainty regarding the timing of potential future cash flows associated with the contingent consideration liability related to the Craftsman acquisition and the unrecognized tax liabilities of $209 million and $546 million, respectively, at December 30, 2023, the Company is unable to make a reliable estimate of when (if at all) these amounts may be paid. Refer to Note M, Fair Value Measurements, and Note Q, Income Taxes, for further discussion.

Payments of the above contractual and other obligations (with the exception of payments related to debt principal, the forward stock purchase contract, and tax obligations) will typically generate a cash tax benefit such that the net cash outflow will be lower than the gross amounts summarized above.

Other Significant Commercial Commitments:

Amount of Commitment Expirations Per Period
(Millions of Dollars)	Total	2024	2025-2026	2027-2028	Thereafter
U.S. lines of credit	$4,000	$1,500	$2,500	$—	$—
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
Exposure to foreign currency risk results because the Company, through its global businesses, enters into transactions and makes investments denominated in multiple currencies. The Company’s predominant currency exposures are related to the Euro, Canadian Dollar, British Pound, Australian Dollar, Brazilian Real, Chinese Renminbi and the Taiwan Dollar. Certain cross-currency trade flows arising from both trade and affiliate sales and purchases are consolidated and netted prior to obtaining risk protection through the use of various derivative financial instruments which may include: purchased basket options, purchased options, collars, cross-currency swaps and currency forwards. The Company is thus able to capitalize on its global positioning by taking advantage of naturally offsetting exposures and portfolio efficiencies to reduce the cost of purchasing derivative protection. At times, the Company also enters into foreign exchange derivative contracts to reduce the earnings and cash flow impacts of non-functional currency denominated receivables and payables, primarily for affiliate transactions. Gains and losses from these hedging instruments offset the gains or losses on the underlying net exposures. Management determines the nature and extent of currency hedging activities, and in certain cases, may elect to allow certain currency exposures to remain un-hedged. The Company may also enter into cross-currency swaps and forward contracts to hedge the net investments in certain subsidiaries and better match the cash flows of operations to debt service requirements. Management estimates the foreign currency impact from its derivative financial instruments outstanding at the end of 2023 would have been an incremental pre-tax loss of approximately $19 million based on a hypothetical 10% adverse movement in all net derivative currency positions. The Company follows risk management policies in executing derivative financial instrument transactions, and does not use such instruments for speculative purposes. The Company generally does not hedge the translation of its non-U.S. dollar earnings in foreign subsidiaries, but may choose to do so in certain instances in future periods.
As mentioned above, the Company routinely has cross-border trade and affiliate flows that cause an impact on earnings from foreign exchange rate movements. The Company is also exposed to currency fluctuation volatility from the translation of foreign earnings into U.S. dollars and the economic impact of foreign currency volatility on monetary assets held in foreign currencies. It is more difficult to quantify the transactional effects from currency fluctuations than the translational effects. Aside from the use of derivative instruments, which may be used to mitigate some of the exposure, transactional effects can potentially be influenced by actions the Company may take. For example, if an exposure occurs from a European entity sourcing product from a U.S. supplier it may be possible to change to a European supplier. Management estimates the combined translational and transactional impact, on pre-tax earnings, of a 10% overall movement in exchange rates is approximately $217 million. In 2023, translational and transactional foreign currency fluctuations negatively impacted pre-tax earnings from continuing operations by approximately $89 million.
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
The Company’s primary exposure to interest rate risk comes from its commercial paper program in which the pricing is partially based on short-term U.S. interest rates. At December 30, 2023, the impact of a hypothetical 10% increase in the interest rates associated with the Company’s outstanding commercial paper borrowings would have been an incremental pre-tax loss of approximately $5 million.
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
The Company has $104.7 million of liabilities as of December 30, 2023 pertaining to unfunded defined contribution plans for certain U.S. employees for which there is mark-to-market exposure.
The assets held by the Company’s defined benefit plans are exposed to fluctuations in the market value of securities, primarily global stocks and fixed-income securities. The Company employs diversified asset allocations to help mitigate this risk. The Company's investment strategy for pension assets focuses on a liability-matching approach with gradual de-risking taking place over a period of many years to effectively manage portfolio risk. The Company utilizes the current funded status to transition the portfolio toward investments that better match the duration and cash flow attributes of the underlying liabilities. In 2023, investment gains resulted in an increase of $144 million to pension plan assets. In 2022 and 2021, investment returns on pension plan assets resulted in a decrease of $560 million and an increase $81 million, respectively. The funded status percentage (total plan assets divided by total projected benefit obligation) of all global pension plans was 87% in 2023, 2022 and 2021. The Company expects funding obligations on its defined benefit plans to be approximately $35 million in 2024. Management has worked to minimize this exposure by freezing and terminating defined benefit plans where appropriate. Refer to Note L, Employee Benefit Plans, for further discussion regarding the Company's pension plans.
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
GOODWILL AND INTANGIBLE ASSETS — The Company acquires businesses in purchase transactions that result in the recognition of goodwill and intangible assets. The determination of the value of intangible assets requires management to make estimates and assumptions. In accordance with Accounting Standards Codification ("ASC") 350-20, Goodwill, acquired goodwill and indefinite-lived intangible assets are not amortized but are subject to impairment testing at least annually or when an event occurs or circumstances change that indicate it is more likely than not an impairment exists. Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. At December 30, 2023, the Company reported $7.996 billion of goodwill, $2.396 billion of indefinite-lived trade names and $1.553 billion of net definite-lived intangibles.
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
As required by the Company’s policy, goodwill was tested for impairment in the third quarter of 2023. In accordance with Accounting Standards Update ("ASU") 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment, companies are permitted to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test. Impairment tests are completed separately with respect to the goodwill of each of the Company’s reporting units. For its annual impairment testing performed in the third quarter of 2023, the Company applied a quantitative test for all of its reporting units using a discounted cash flow valuation model. Based on the results of the Company’s annual impairment testing, it was determined that the fair value of each of its reporting units was in excess of its carrying amount.
As previously disclosed in the Company’s Form 10-Q for the third quarter of 2023, the fair value of the Engineered Fastening reporting unit exceeded its carrying amount by 16%. In connection with the preparation of the Consolidated Financial Statements for the year ended December 30, 2023, the Company performed an updated impairment analysis with respect to the Engineered Fastening reporting unit, which included approximately $2.020 billion of goodwill at year-end. The key assumptions applied to the updated cash flow projections for the Engineered Fastening reporting unit included a 10.0% discount rate, near-term revenue growth rates over the next six years, which represented a compound annual growth rate of approximately 5%, and a 3% perpetual growth rate. Based on this analysis, it was determined that the fair value of the Engineering Fastening reporting unit exceeded its carrying amount by 22%. The increase in excess fair value is reflective of a slightly more favorable long-term outlook based on 2023 results and a lower carrying value driven by working capital reductions. Management remains confident in the long-term viability and success of the Engineered Fastening reporting unit, particularly given its market position, growth prospects, such as automotive electrification and the aerospace market recovery, and geographies served.
As previously discussed, in December 2023, the Company entered into an agreement to sell its Infrastructure business. As a result, the Company performed an impairment analysis with respect to the Infrastructure reporting unit and recognized a $150.8 million pre-tax asset impairment charge to adjust the carrying amount of the long-lived asset group to its estimated fair value less selling costs. Refer to Note T, Divestitures, for further discussion.
The Company also tested its indefinite-lived trade names for impairment during the third quarter of 2023 utilizing a discounted cash flow model. The key assumptions used included discount rates, royalty rates, and perpetual growth rates applied to the projected sales. With the exception of the Irwin and Troy-Bilt trade names discussed below, the Company determined that the fair values of its indefinite-lived trade names exceeded their respective carrying amounts.
During the third quarter of 2023, as a result of new leadership within the Tools & Outdoor segment, the Company reviewed its brand portfolio resulting in a decision to shift prioritization and investment to its major brands, while leveraging certain of its specialty brands in a more focused manner. As a result of this shift in brand prioritization, the Company recognized a $124.0 million pre-tax, non-cash impairment charge related to the Irwin and Troy-Bilt trade names in the third quarter of 2023. Subsequent to this impairment charge, the carrying value of the Irwin and Troy-Bilt trade names totaled $113.0 million. The Company intends to continue utilizing these trade names, which accounted for less than 5% of 2023 net sales for the Tools & Outdoor segment, indefinitely in more focused product categories and end markets.
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
DEFINED BENEFIT OBLIGATIONS — The valuation of pension and other postretirement benefits costs and obligations is dependent on various assumptions. These assumptions, which are updated annually, include discount rates, expected return on plan assets, future salary increase rates, and health care cost trend rates. The Company considers current market conditions, including interest rates, to establish these assumptions. Discount rates are developed considering the yields available on high-quality fixed income investments with maturities corresponding to the duration of the related benefit obligations. The Company’s weighted-average discount rates used to determine benefit obligations at December 30, 2023 for the United States and international pension plans were 5.04% and 4.43%, respectively. The Company’s weighted-average discount rates used to determine benefit obligations at December 31, 2022 for the United States and international pension plans were 5.36% and 4.70%, respectively. As discussed further in Note L, Employee Benefit Plans, the Company develops the expected return on plan assets considering various factors, which include its targeted asset allocation percentages, historic returns, and expected future returns. The Company’s expected rate of return assumptions for the United States and international pension plans were 6.70% and 5.29%, respectively, at December 30, 2023. The Company will use a 5.99% weighted-average expected rate of return assumption to determine the 2024 net periodic benefit cost. A 25 basis point reduction in the expected rate of return assumption would increase 2024 net periodic benefit cost by approximately $4 million on a pre-tax basis.
The Company believes that the assumptions used are appropriate; however, differences in actual experience or changes in the assumptions may materially affect the Company’s financial position or results of operations. To the extent that actual (newly measured) results differ from the actuarial assumptions, the difference is recognized in accumulated other comprehensive loss, and, if in excess of a specified corridor, amortized over future periods. The expected return on plan assets is determined using the expected rate of return and the fair value of plan assets. Accordingly, market fluctuations in the fair value of plan assets can affect the net periodic benefit cost in the following year. The projected benefit obligation for defined benefit plans exceeded the fair value of plan assets by $314 million at December 30, 2023. A 25 basis point reduction in the discount rate would have increased the projected benefit obligation by approximately $53 million at December 30, 2023. The primary Black & Decker U.S. pension and post-employment benefit plans were curtailed in late 2010, as well as the only material Black & Decker international plan, and in their place the Company implemented defined contribution benefit plans. The vast majority of the projected benefit obligation pertains to plans that have been frozen; the remaining defined benefit plans that are not frozen are predominantly small domestic union plans and those that are statutorily mandated in certain international jurisdictions. The Company recognized approximately $29 million of defined benefit plan expense in 2023, which may fluctuate in future years depending upon various factors including future discount rates and actual returns on plan assets.
Additional information regarding the Company's pension plans is available in Note L, Employee Benefit Plans.
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
As of December 30, 2023, the Company had reserves of $125 million for remediation activities associated with Company-owned properties as well as for Superfund sites, for losses that are probable and estimable. As of December 30, 2023, the range of environmental remediation costs that is reasonably possible is $80 million to $227 million which is subject to change in the near term. The Company may be liable for environmental remediation of sites it no longer owns. Liabilities have been recorded on those sites in accordance with this policy.
Additional information regarding environmental matters is available in Note S, Contingencies.
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

The Company records net deferred tax assets to the extent that it is more likely than not that these assets will be realized. In making this determination, management considers all available positive and negative evidence, including future reversals of existing temporary differences, estimates of future taxable income, tax-planning strategies, and the realizability of net operating loss carryforwards. In the event that it is determined that an asset is not more likely than not to be realized, a valuation allowance is recorded against the asset. Valuation allowances related to deferred tax assets can be impacted by changes to tax laws, changes to statutory tax rates and future taxable income levels. In the event the Company were to determine that it would not be able to realize all or a portion of its deferred tax assets in the future, the unrealizable amount would be charged to earnings in the period in which that determination is made. Conversely, if the Company were to determine that it would be able to realize deferred tax assets in the future in excess of the net carrying amounts, it would decrease the recorded valuation allowance through a favorable adjustment to earnings in the period that the determination was made.
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
The Company is subject to income tax in a number of locations, including U.S. federal, state and foreign jurisdictions. Significant judgment is required when calculating the worldwide provision for income taxes. Many factors are considered when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments, and which may not accurately anticipate actual outcomes. It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Company's unrecognized tax positions will significantly increase or decrease within the next twelve months. These changes may be the result of settlements of ongoing audits, litigation, or other proceedings with taxing authorities. The Company periodically assesses its liabilities and contingencies for all tax years still subject to audit based on the most current available information, which involves inherent uncertainty.
Additional information regarding income taxes is available in Note Q, Income Taxes.

CAUTIONARY STATEMENTS UNDER THE PRIVATE SECURITIES LITIGATION
REFORM ACT OF 1995

This document contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections or guidance of earnings, revenue, profitability or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements relating to initiatives concerning environmental, social and governance ("ESG") matters, including environmental sustainability and diversity, equity and inclusion; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include, among others, the words “may,” “will,” “estimate,” “intend,” “could,” “project,” “plan,” “continue,” “believe,” “expect,” “anticipate,” “run-rate,” “annualized,” “forecast,” “commit,” “goal,” “target,” “design,” “on-track,” “position or positioning,” “guidance” or any other similar words.
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
Important factors that could cause the Company's actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in its forward-looking statements include, among others, the following: (i) successfully developing, marketing and achieving sales from new products and services and the continued acceptance of current products and services; (ii) macroeconomic factors, including global and regional business conditions, commodity prices, inflation and deflation, interest rate volatility, currency exchange rates, and uncertainties in the global financial markets related to the recent failures of several financial institutions; (iii) laws, regulations and governmental policies affecting the Company's activities in the countries where it does business, including those related to tariffs, taxation, data privacy, anti-bribery, anti-corruption, government contracts and trade controls such as section 301 tariffs and section 232 steel and aluminum tariffs; (iv) the economic, political, cultural and legal environment in Europe and the emerging markets in which the Company generates sales, particularly Latin America and China; (v) realizing the anticipated benefits of mergers, acquisitions, joint ventures, strategic alliances or divestitures; (vi) pricing pressure and other changes within competitive markets; (vii) availability and price of raw materials, component parts, freight, energy, labor and sourced finished goods; (viii) the impact that the tightened credit markets may have on the Company or its customers or suppliers; (ix) the extent to which the Company has to write off accounts receivable, inventory or other assets or experiences supply chain disruptions in connection with bankruptcy filings by customers or suppliers; (x) the Company's ability to identify and effectively execute productivity improvements and cost reductions; (xi) potential business, supply chain and distribution disruptions, including those related to physical security threats, information technology or cyber-attacks, epidemics, natural disasters, pandemics, sanctions, political unrest, war or terrorism, including the conflicts between Russia and Ukraine, and Israel and Hamas and tensions or conflicts in South Korea, China and Taiwan; (xii) the continued consolidation of customers, particularly in consumer channels, and the Company’s continued reliance on significant customers; (xiii) managing franchisee relationships; (xiv) the impact of poor weather conditions and climate change and risks related to the transition to a lower-carbon economy, such as the Company’s ability to successfully adopt new technology, meet market-driven demands for carbon neutral and renewable energy technology, or to comply with more stringent and increasingly complex environmental regulations or requirements for its manufacturing facilities and business operations; (xv) failure to meet ESG expectations or standards, or achieve its ESG goals; (xvi) maintaining or improving production rates in the Company's manufacturing facilities, responding to significant changes in customer preferences, product demand and fulfilling demand for new and existing products, and learning, adapting and integrating new technologies into products, services and processes; (xvii) changes in the competitive landscape in the Company's markets; (xviii) the Company's non-U.S. operations, including sales to non-U.S. customers; (xix) the impact from demand changes within world-wide markets associated with homebuilding and remodeling; (xx) potential adverse developments in new or pending litigation and/or government investigations; (xxi) the incurrence of debt and changes in the Company's ability to obtain debt on commercially reasonable terms and at competitive rates; (xxii) substantial pension and other postretirement benefit obligations; (xxiii) potential regulatory liabilities, including environmental, privacy, data breach, workers compensation and product liabilities; (xxiv) attracting, developing and retaining senior management and other key employees, managing a workforce in many jurisdictions, labor shortages, work stoppages or other labor disruptions; (xxv) the Company's ability to keep abreast with the pace of technological change; (xxvi) changes in accounting estimates; (xxvii) the Company’s ability to protect its intellectual property rights and to maintain its public reputation and the strength of its brands; and (xxviii) the Company’s ability to implement, and achieve the expected benefits (including cost savings and reduction in working capital) from, its Global Cost Reduction Program including: continuing to advance innovation, electrification and global market penetration to achieve organic revenue growth of 2-3 times the market; streamlining and simplifying the organization, and investing in initiatives that more directly impact the Company's customers and end users; returning adjusted gross margins to historical 35%+ levels by accelerating the supply chain transformation to leverage strategic sourcing, drive operational excellence, consolidate facilities, optimize the distribution network and reduce complexity of the product portfolio; improving fill rates and matching inventory with customer demand; prioritizing cash flow generation and inventory optimization; executing the SBD Operating Model to deliver operational excellence through efficiency, simplified organizational design; and reducing complexity through platforming products and implementing initiatives to drive a SKU reduction.
Additional factors that could cause actual results to differ materially from forward-looking statements are set forth in this Annual Report on Form 10-K, including under the headings “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the Consolidated Financial Statements and the related Notes.
Forward-looking statements in this Annual Report on Form 10-K speak only as of the date hereof, and forward-looking statements in documents that are incorporated by reference herein speak only as of the date of those documents. The Company does not undertake any obligation or intention to update or revise any forward-looking statements, whether as a result of future events or circumstances, new information or otherwise, except as required by law. Any standards of measurement and performance made in reference to the Company's ESG and other sustainability plans and goals are developing and based on assumptions that continue to evolve, and no assurance can be given that any such plan, initiative, projection, goal, commitment, expectation, or prospect can or will be achieved. The inclusion of information related to ESG goals and initiatives is not an indication that such information is material under the standards of the Securities and Exchange Commission.

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
Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 30, 2023. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control — Integrated Framework (2013 Framework). Management concluded that based on its assessment, the Company’s internal control over financial reporting was effective as of December 30, 2023. Ernst & Young LLP, the auditor of the financial statements included in this annual report, has issued an attestation report on the registrant’s internal control over financial reporting, a copy of which appears on page 63.
Under the supervision and with the participation of management, including the Company’s President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, the Company has, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined under Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Company’s President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer have concluded that, as of December 30, 2023, the Company’s disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION

During the three months ended December 30, 2023, no director or Section 16 officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT
The information required by this Item, except for the identification of the executive officers of the Company presented in Part I of this Annual Report on Form 10-K under the caption "Information About Our Executive Officers," and certain information with respect to the Company’s Code of Business Ethics and any material changes to the procedures by which shareholders may recommend nominees to the Company’s Board of Directors, as set forth below, is incorporated herein by reference to the information set forth in the section of the Company’s definitive proxy statement (which will be filed pursuant to Regulation 14A under the Exchange Act within 120 days after the close of the Company’s fiscal year) under the headings “Delinquent Section 16(a) Reports,” “Corporate Governance,” “Information Concerning Nominees for Election as Directors,” and “Board of Directors".
Available on the Company's website at http://www.stanleyblackanddecker.com under the “Investors” heading is the Code of Business Ethics applicable to all of its directors and officers, including the President and Chief Executive Officer, Executive Vice President and Chief Financial Officer, and Chief Accounting Officer, and employees worldwide, as well as the Supplemental Code of Ethics for CEO and Senior Financial Officers, applicable to the Company’s President and Chief Executive Officer, and all senior financial officers, including the Executive Vice President and Chief Financial Officer and Chief Accounting Officer. The Company intends to post on its website required information regarding any amendment to, or waiver from, the Code of Business Ethics or the Code of Ethics for CEO and Senior Financial Officers that applies to the Company's President and Chief Executive Officer and senior financial officers within four business days after any such amendment or waiver.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference to the information set forth under the sections entitled “Compensation Discussion & Analysis,” “2023 Executive Compensation,” “Director Compensation,” and “Compensation and Talent Development Committee Report” of the Company’s definitive proxy statement, which will be filed pursuant to Regulation 14A under the Exchange Act within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 403 of Regulation S-K is incorporated herein by reference to the information set forth under the sections entitled “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Directors and Officers” of the Company’s definitive proxy statement, which will be filed pursuant to Regulation 14A under the Exchange Act within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
EQUITY COMPENSATION PLAN INFORMATION
Compensation plans under which the Company’s equity securities are authorized for issuance at December 30, 2023 follow:

	(A)		(B)		(C)
Plan Category	Number of securities to be issued upon exercise of outstanding options and stock awards		Weighted-average exercise price of outstanding options		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	7,883,446	(1)	$133.22	(2)	7,231,476	(3)
Equity compensation plans not approved by security holders (4)	—		—		—
Total	7,883,446		$133.22		7,231,476

(1)Consists of 5,490,848 shares underlying outstanding stock options (whether vested or unvested) with a weighted-average exercise price of $133.22 and a weighted-average remaining term of 6.22 years; 2,222,052 shares underlying time-vesting restricted stock units that have not yet vested and the maximum number of shares that will be issued pursuant to outstanding performance awards if all established goals are met; and 170,546 of shares earned but related to which participants elected deferral of delivery. All stock-based compensation plans are discussed in Note J, Capital Stock, of the Notes to Consolidated Financial Statements in Item 8.
(2)There is no cost to the recipient for shares issued pursuant to time-vesting restricted stock units or performance awards. Because there is no strike price applicable to these stock awards they are excluded from the weighted-average exercise price which pertains solely to outstanding stock options.
(3)Consists of 1,070,126 of shares available for purchase under the employee stock purchase plan ("ESPP") at the election of employees and 6,161,350 securities available for future grants under stock-based compensation plans. On February 16, 2022, the Board of Directors adopted the 2022 Omnibus Award Plan (the "2022 Plan") and authorized the issuance of 9,800,000 shares of the Company's common stock in connection with the awards pursuant to the 2022 Plan. No further awards are available for issuance under the Company's 2013 Long-Term Incentive Plan or the 2018 Omnibus Award Plan.
(4)U.S. non-highly compensated employees are eligible to contribute from 1% to 25% of their salary to a qualified tax deferred savings plan as described in the Employee Stock Ownership Plan ("ESOP") section of Note L, Employee Benefit Plans, of the Notes to the Consolidated Financial Statements in Item 8. The Company contributes an amount equal to one half of the employee contribution up to the first 7% of salary. There is a non-qualified tax deferred savings plan for highly compensated salaried employees which mirrors certain qualified plan provisions, but was not specifically approved by security holders. Eligible highly compensated salaried U.S. employees are eligible to contribute from 1% to 50% of their salary to the non-qualified tax deferred savings plan. The same matching arrangement was provided for highly compensated salaried employees in the non-qualified plan, to the extent the match was not fully met in the qualified plan, except that the arrangement for these employees is outside of the ESOP, and is not funded in advance of distributions. If the Company decides to make matching contributions for a year, it will make contributions, in an amount determined at its discretion, that may constitute part or all of or more than the matching contributions that would have been made pursuant to the provisions of the Stanley Black & Decker Supplemental Retirement Account Plan that were in effect prior to 2019. For both qualified and non-qualified plans, the investment of the employee’s contribution and the Company’s matching contribution is controlled by the employee and may include an election to invest in Company stock. Shares of the Company’s common stock may be issued at the time of a distribution from the qualified plan. The number of securities remaining available for issuance under the plans at December 30, 2023 is not determinable, since the plans do not authorize a maximum number of securities.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Items 404 and 407(a) of Regulation S-K is incorporated by reference to the information set forth under the sections entitled “Corporate Governance” and “Related Person Transactions” of the Company’s definitive proxy statement, which will be filed pursuant to Regulation 14A under the Exchange Act within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 9(e) of Schedule 14A is incorporated herein by reference to the information set forth under the section entitled “Fees of Independent Auditors” and “Corporate Governance” of the Company’s definitive proxy statement, which will be filed pursuant to Regulation 14A under the Exchange Act within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE
(a) Index to documents filed as part of this report:
1. and 2. Financial Statements and Financial Statement Schedule.
The response to this portion of Item 15 is submitted as a separate section of this report beginning with an index thereto on page 57.
3. Exhibits
See Exhibit Index in this Form 10-K on page 117.
(b) See Exhibit Index in this Form 10-K on page 117.
(c) The response in this portion of Item 15 is submitted as a separate section of this Form 10-K with an index thereto beginning on page 57.

FORM 10-K
ITEM 15(a) (1) AND (2)
STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Schedule II — Valuation and Qualifying Accounts is included in Item 15 (page 59).
Management’s Report on Internal Control Over Financial Reporting (page 60).
Report of Independent Registered Public Accounting Firm (PCAOB ID: 00042) — Financial Statement Opinion (page 61).
Report of Independent Registered Public Accounting Firm — Internal Control Opinion (page 63).
Consolidated Statements of Operations — fiscal years ended December 30, 2023, December 31, 2022, and January 1, 2022 (page 64).
Consolidated Statements of Comprehensive (Loss) Income — fiscal years ended December 30, 2023, December 31, 2022, and January 1, 2022 (page 65).
Consolidated Balance Sheets — December 30, 2023 and December 31, 2022 (page 66).
Consolidated Statements of Cash Flows — fiscal years ended December 30, 2023, December 31, 2022, and January 1, 2022 (page 67).
Consolidated Statements of Changes in Shareowners’ Equity — fiscal years ended December 30, 2023, December 31, 2022, and January 1, 2022 (page 69).
Notes to Consolidated Financial Statements (page 70).
Consent of Independent Registered Public Accounting Firm (Exhibit 23).
All other schedules are omitted because either they are not applicable or the required information is shown in the financial statements or the notes thereto.

ITEM 16. FORM 10-K SUMMARY
Not applicable.

Schedule II — Valuation and Qualifying Accounts
Stanley Black & Decker, Inc. and Subsidiaries
Fiscal years ended December 30, 2023, December 31, 2022, and January 1, 2022
(Millions of Dollars)

		ADDITIONS
	Beginning Balance	Charged To Costs And Expenses	Charged To Other Accounts (b)	(a) Deductions	Ending Balance
Allowance for Credit Losses:
Year Ended 2023	$106.6	$8.7	$9.5	$(48.2)	$76.6
Year Ended 2022	$95.9	$14.3	$16.9	$(20.5)	$106.6
Year Ended 2021	$106.2	$—	$3.8	$(14.1)	$95.9
Tax Valuation Allowance:
Year Ended 2023 (c)	$1,032.5	$38.4	$2.2	$(26.2)	$1,046.9
Year Ended 2022	$1,067.2	$21.2	$(5.9)	$(50.0)	$1,032.5
Year Ended 2021	$1,001.9	$190.7	$61.1	$(186.5)	$1,067.2

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
Management has assessed the effectiveness of Stanley Black & Decker, Inc.’s internal control over financial reporting as of December 30, 2023. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control — Integrated Framework (2013 Framework). Management concluded that based on its assessment, Stanley Black & Decker, Inc.’s internal control over financial reporting was effective as of December 30, 2023. Ernst & Young LLP, Registered Public Accounting Firm included in this annual report, has issued an attestation report on the registrant’s internal control over financial reporting, a copy of which appears on page 63.

/s/ Donald Allan, Jr.
Donald Allan, Jr., President and Chief Executive Officer

/s/ Patrick Hallinan
Patrick Hallinan, Executive Vice President & Chief Financial Officer

Report of Independent Registered Public Accounting Firm
To the Shareowners and the Board of Directors of Stanley Black & Decker, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Stanley Black & Decker, Inc. (the Company) as of December 30, 2023 and December 31, 2022, the related consolidated statements of operations, comprehensive (loss) income, shareowners’ equity and cash flows for each of the three years in the period ended December 30, 2023, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 30, 2023 and December 31, 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 30, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2024 expressed an unqualified opinion thereon.
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
Critical Audit Matter
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

Uncertain Tax Positions
Description of the Matter
As described in Notes A and Q, the Company conducts business globally and, as a result, files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course, the Company is subject to examinations by taxing authorities throughout the world. Uncertainty in a tax position may arise as tax laws are subject to interpretation. At December 30, 2023, the Company has recorded approximately $481 million relating to uncertain tax positions.

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
February 27, 2024

Report of Independent Registered Public Accounting Firm
To the Shareowners and the Board of Directors of Stanley Black & Decker, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Stanley Black & Decker, Inc.’s internal control over financial reporting as of December 30, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Stanley Black & Decker (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 30, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 30, 2023 and December 31, 2022, the related consolidated statements of operations, comprehensive (loss) income, shareowners’ equity and cash flows for each of the three years in the period ended December 30, 2023, and the related notes and schedule listed in the Index at Item 15(a) and our report dated February 27, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Hartford, Connecticut
February 27, 2024

Consolidated Statements of Operations
Fiscal years ended December 30, 2023, December 31, 2022, and January 1, 2022
(Millions of Dollars, Except Per Share Amounts)

	2023	2022	2021
Net Sales	$15,781.1	$16,947.4	$15,281.3
Costs and Expenses
Cost of sales	$11,848.5	$12,663.3	$10,189.1
Selling, general and administrative	3,282.0	3,355.7	3,193.1
Provision for credit losses	8.7	14.3	—
Other, net	320.1	274.8	189.5
Loss on sales of businesses	10.8	8.4	0.6
Restructuring charges	39.4	140.8	14.5
Gain on equity method investment	—	—	(68.0)
Asset impairment charges	274.8	168.4	—
Interest income	(186.9)	(54.7)	(9.8)
Interest expense	559.4	338.5	185.4
	$16,156.8	$16,909.5	$13,694.4
(Loss) earnings from continuing operations before income taxes and equity interest	(375.7)	37.9	1,586.9
Income taxes on continuing operations	(94.0)	(132.4)	55.1
Net (loss) earnings from continuing operations before equity interest	(281.7)	170.3	1,531.8
Share of net earnings of equity method investment	—	—	19.0
Net (loss) earnings from continuing operations	(281.7)	170.3	1,550.8
Less: Net earnings (losses) attributable to non-controlling interests	—	0.2	(1.7)
Net (loss) earnings from continuing operations attributable to Stanley Black & Decker, Inc.	$(281.7)	$170.1	$1,552.5
Less: Preferred stock dividends and beneficial conversion feature	—	5.8	14.2
Net (Loss) Earnings from Continuing Operations Attributable to Common Shareowners	$(281.7)	$164.3	$1,538.3
Add: Contract adjustment payments accretion	—	1.2	1.3
Net (Loss) Earnings from Continuing Operations Attributable to Common Shareowners - Diluted	$(281.7)	$165.5	$1,539.6
(Loss) earnings from discontinued operations before income taxes (including 2023 pre-tax loss on Security sale of $14.3 million and 2022 pre-tax gain on Security sale of $1,197.4 million)	(14.3)	1,210.9	124.3
Income taxes on discontinued operations (including 2023 income taxes of $14.5 million for loss on Security sale and 2022 income taxes of $312.5 million for gain on Security sale)	14.5	318.5	(12.4)
Net (loss) earnings from discontinued operations	$(28.8)	$892.4	$136.7
Net (Loss) Earnings Attributable to Common Shareowners - Diluted	$(310.5)	$1,057.9	$1,676.3
Net (Loss) Earnings Attributable to Stanley Black & Decker, Inc.	$(310.5)	$1,062.5	$1,689.2
Basic (loss) earnings per share of common stock:
Continuing operations	$(1.88)	$1.11	$9.69
Discontinued operations	$(0.19)	$6.02	$0.86
Total basic (loss) earnings per share of common stock	$(2.07)	$7.13	$10.55
Diluted (loss) earnings per share of common stock:
Continuing operations	$(1.88)	$1.06	$9.33
Discontinued operations	$(0.19)	$5.70	$0.83
Total diluted (loss) earnings per share of common stock	$(2.07)	$6.76	$10.16

See Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive (Loss) Income
Fiscal years ended December 30, 2023, December 31, 2022, and January 1, 2022
(Millions of Dollars)

	2023	2022	2021
Net (Loss) Earnings from Continuing Operations Attributable to Common Shareowners	$(281.7)	$164.3	$1,538.3
Net (loss) earnings from discontinued operations	(28.8)	892.4	136.7
	$(310.5)	$1,056.7	$1,675.0
Other comprehensive income (loss):
Currency translation adjustment and other	75.1	(364.4)	(307.7)
Gains on cash flow hedges, net of tax	2.0	5.3	53.2
(Losses) gains on net investment hedges, net of tax	(8.9)	2.0	(1.0)
Pension (losses) gains, net of tax	(17.8)	83.2	123.6
Other comprehensive income (loss)	$50.4	$(273.9)	$(131.9)
Comprehensive (loss) income attributable to common shareowners	$(260.1)	$782.8	$1,543.1

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
December 30, 2023 and December 31, 2022
(Millions of Dollars, Except Share and Per Share Amounts)

	2023	2022
ASSETS
Current Assets
Cash and cash equivalents	$449.4	$395.6
Accounts and notes receivable, net	1,302.0	1,231.0
Inventories, net	4,738.6	5,861.1
Current assets held for sale	140.8	—
Prepaid expenses	360.5	441.4
Other current assets	26.0	45.6
Total Current Assets	7,017.3	7,974.7
Property, Plant and Equipment, net	2,169.9	2,353.1
Goodwill	7,995.9	8,502.7
Customer Relationships, net	1,445.7	1,821.3
Trade Names, net	2,499.3	2,645.7
Other Intangible Assets, net	4.6	7.8
Long-term assets held for sale	716.8	—
Other Assets	1,814.3	1,658.0
Total Assets	$23,663.8	$24,963.3
LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities
Short-term borrowings	$1,074.8	$2,102.9
Current maturities of long-term debt	1.1	1.2
Accounts payable	2,298.9	2,344.4
Accrued expenses	2,464.3	2,120.7
Current liabilities held for sale	44.1	—
Total Current Liabilities	5,883.2	6,569.2
Long-Term Debt	6,101.0	5,352.9
Deferred Taxes	333.2	709.2
Post-Retirement Benefits	378.4	353.9
Long-term liabilities held for sale	84.8	—
Other Liabilities	1,827.1	2,263.9
Commitments and Contingencies (Notes R and S)
Shareowners’ Equity
Stanley Black & Decker, Inc. Shareowners’ Equity
Common stock, par value $2.50 per share: Authorized 300,000,000 shares in 2023 and 2022 Issued 176,902,738 shares in 2023 and 2022	442.3	442.3
Retained earnings	8,540.2	9,333.3
Additional paid in capital	5,059.0	5,055.6
Accumulated other comprehensive loss	(2,069.1)	(2,119.5)
	11,972.4	12,711.7
Less: cost of common stock in treasury (23,282,650 shares in 2023 and 23,919,208 shares in 2022)	(2,916.3)	(2,999.6)
Stanley Black & Decker, Inc. Shareowners’ Equity	9,056.1	9,712.1
Non-controlling interests	—	2.1
Total Shareowners’ Equity	9,056.1	9,714.2
Total Liabilities and Shareowners’ Equity	$23,663.8	$24,963.3
See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
Fiscal years ended December 30, 2023, December 31, 2022, and January 1, 2022
(Millions of Dollars)

	2023	2022	2021
Operating Activities:
Net (loss) earnings	$(310.5)	$1,062.7	$1,687.5
Adjustments to reconcile net (loss) earnings to net cash provided by (used in) operating activities:
Depreciation and amortization of property, plant and equipment	432.4	369.7	374.0
Amortization of intangibles	192.7	202.5	203.1
Inventory step-up amortization	—	80.3	20.7
Loss on sales of businesses	10.8	8.4	0.6
Gain on equity method investment	—	—	(68.0)
Loss (gain) on sale of discontinued operations	14.3	(1,197.4)	—
Asset impairment charges	274.8	168.4	—
Craftsman contingent consideration remeasurement from MTD acquisition	—	—	101.1
Stock-based compensation expense	83.8	90.7	118.3
Provision for credit losses	8.7	30.0	18.7
Share of net earnings of equity method investment	—	—	(19.0)
Deferred tax benefit	(424.3)	(271.7)	(386.9)
Other non-cash items	154.5	72.1	27.7
Changes in operating assets and liabilities:
Accounts receivable	(117.0)	109.0	(280.6)
Inventories	906.6	(792.4)	(1,970.4)
Accounts payable	(23.0)	(991.4)	758.3
Deferred revenue	2.4	(29.9)	1.9
Other current assets	115.6	15.6	(166.8)
Other long-term assets	(175.7)	(351.3)	(438.8)
Accrued expenses	(25.6)	(176.3)	444.0
Defined benefit liabilities	(42.2)	(31.9)	(40.0)
Other long-term liabilities	113.0	173.4	277.7
Net cash provided by (used in) operating activities	1,191.3	(1,459.5)	663.1
Investing Activities:
Capital and software expenditures	(338.7)	(530.4)	(519.1)
Sales of assets	15.1	41.7	8.4
Business acquisitions, net of cash acquired	—	(71.9)	(2,043.8)
Sales of businesses, net of cash sold	(5.7)	4,147.1	5.3
Net investment hedge settlements	—	10.6	(55.1)
Other	1.6	(24.5)	(19.5)
Net cash (used in) provided by investing activities	(327.7)	3,572.6	(2,623.8)
Financing Activities:
Payments on long-term debt	—	—	(1.5)
Proceeds from debt issuances, net of fees	745.3	992.6	—
Net short-term commercial paper (repayments) borrowings	(1,044.7)	(138.1)	2,224.6
Stock purchase contract fees	—	(39.4)	(39.4)
Credit facility borrowings	—	2,500.0	—
Credit facility repayments	—	(2,500.0)	—
Purchases of common stock for treasury	(16.1)	(2,323.0)	(34.3)
Proceeds from issuance of remarketed preferred stock	—	750.0	—
Redemption and conversion of preferred stock	—	(750.0)	(750.0)
Proceeds from issuances of common stock	19.0	38.7	131.4
Craftsman contingent consideration payments	(18.0)	(41.3)	(29.3)
Termination of interest rate swaps	—	22.7	(75.3)
Cash dividends on common stock	(482.6)	(465.8)	(474.8)
Cash dividends on preferred stock	—	(5.8)	(18.9)
Other	(18.9)	(11.7)	(13.8)

Net cash (used in) provided by financing activities	(816.0)	(1,971.1)	918.7
Effect of exchange rate changes on cash and cash equivalents	2.1	(31.9)	(61.5)
Change in cash, cash equivalents and restricted cash	49.7	110.1	(1,103.5)
Cash, cash equivalents and restricted cash, beginning of year	404.9	294.8	1,398.3
Cash, cash equivalents and restricted cash, end of year	$454.6	$404.9	$294.8

The following table provides a reconciliation of the cash, cash equivalents and restricted cash balances as of December 30, 2023 and December 31, 2022, as shown above:

	December 30, 2023	December 31, 2022
Cash and cash equivalents	$449.4	$395.6
Restricted cash included in Other current assets	4.6	9.3
Cash and cash equivalents included in Current assets held for sale	0.6	—
Cash, cash equivalents and restricted cash	$454.6	$404.9

See Notes to Consolidated Financial Statements.

Consolidated Statements of Changes in Shareowners’ Equity
Fiscal years ended December 30, 2023, December 31, 2022, and January 1, 2022
(Millions of Dollars, Except Share and Per Share Amounts)

	Preferred Stock	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non- Controlling Interests	Shareowners’ Equity
Balance January 2, 2021	$1,370.3	$442.3	$4,967.8	$7,542.2	$(1,713.7)	$(1,549.3)	$6.8	$11,066.4
Net earnings				1,689.2			(1.7)	1,687.5
Other comprehensive loss					(131.9)			(131.9)
Cash dividends declared — $2.98 per common share				(474.8)				(474.8)
Cash dividends declared — $50.00 per annum per preferred share				(14.2)				(14.2)
Issuance of common stock (1,636,532 shares)			(19.0)			150.4		131.4
Repurchase of common stock (529,073 shares)			72.2			(106.5)		(34.3)
Redemption and conversion of preferred stock (1,469,055 shares)	(750.0)		(137.3)			137.3		(750.0)
Non-controlling interest buyout			(2.8)				(3.2)	(6.0)
Stock-based compensation related			118.3					118.3
Balance January 1, 2022	$620.3	$442.3	$4,999.2	$8,742.4	$(1,845.6)	$(1,368.1)	$1.9	$11,592.4
Net earnings				1,062.5			0.2	1,062.7
Other comprehensive loss					(273.9)			(273.9)
Cash dividends declared — $3.18 per common share				(465.8)				(465.8)
Cash dividends declared — $75.00 per annum per preferred share				(5.8)				(5.8)
Issuance of common stock (988,474 shares)			(76.9)			115.6		38.7
Repurchase of common stock (16,057,220 shares)						(2,323.0)		(2,323.0)
Conversion of original Series D Preferred Stock (4,723,500 shares)	(620.3)		42.6			575.9		(1.8)
Issuance of Remarketed Series D Preferred Stock (750,000 shares)	750.0							750.0
Redemption of Remarketed Series D Preferred Stock (750,000 shares)	(750.0)							(750.0)
Stock-based compensation related			90.7					90.7
Balance December 31, 2022	$—	$442.3	$5,055.6	$9,333.3	$(2,119.5)	$(2,999.6)	$2.1	$9,714.2
Net loss				(310.5)			—	(310.5)
Other comprehensive income					50.4			50.4
Cash dividends declared — $3.22 per common share				(482.6)				(482.6)
Issuance of common stock (817,110 shares)			(80.4)			99.4		19.0
Repurchase of common stock (180,552 shares)						(16.1)		(16.1)
Non-controlling interest liquidation							(2.1)	(2.1)
Stock-based compensation related			83.8					83.8
Balance December 30, 2023	$—	$442.3	$5,059.0	$8,540.2	$(2,069.1)	$(2,916.3)	$—	$9,056.1

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

A. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION — The Consolidated Financial Statements include the accounts of Stanley Black & Decker, Inc. and its majority-owned subsidiaries (collectively the “Company”) which require consolidation, after the elimination of intercompany accounts and transactions. The Company’s fiscal year ends on the Saturday nearest to December 31. There were 52 weeks in fiscal years 2023, 2022 and 2021.

On December 15, 2023, the Company announced that it had entered into a definitive agreement for the sale of the Infrastructure business. Based on management's commitment to sell this business, the assets and liabilities related to Infrastructure were classified as held for sale on the Company's Consolidated Balance Sheet as of December 30, 2023. There were no assets or liabilities held for sale relating to Infrastructure as of December 31, 2022. This pending divestiture does not qualify for discontinued operations and therefore, its results are included in the Company's continuing operations for all periods presented.

On August 19, 2022, the Company completed the sale of its Oil & Gas business. This divestiture did not qualify for discontinued operations, and therefore, the results of the Oil & Gas business were included in the Company's continuing operations for all periods presented through the date of sale.

On July 22, 2022, the Company completed the sale of its Convergent Security Solutions ("CSS") business comprised of the commercial electronic security and healthcare businesses. On July 5, 2022, the Company completed the sale of its Mechanical Access Solutions ("MAS") business, the automatic doors business. The CSS and MAS divestitures represented a single plan to exit the Security segment and were considered a strategic shift that had a major effect on the Company’s operations and financial results. As a result, the operating results of CSS and MAS were reported as discontinued operations in the consolidated financial statements through their respective dates of sale.

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

Refer to Note E, Acquisitions, for further discussion on these transactions.
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
Refer to Note F, Goodwill And Intangible Assets, for further discussion of the goodwill impacts relating to the 2023 impairment charges for the pending divestiture of the Infrastructure business and the Irwin and Troy-Bilt trade names, as well as the 2022 impairment charge relating to the Oil & Gas business.
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

A portion of the Company’s revenues within the Oil & Gas business, disposed in the third quarter of 2022, were generated from equipment leased to customers. Customer arrangements were identified as leases if they included a transfer of a tangible asset provided to the customer in exchange for payments typically at fixed rates. Customer leases may have included terms to allow for extension of leases for a short period of time, but typically did not provide for customer termination prior to the initial term.

Some customer leases included terms to allow the customer to purchase the underlying asset, which occurred occasionally, and virtually no customer leases included residual value guarantee clauses. For Oil & Gas leases, underlying assets were assessed for functionality at termination of the lease and, if necessary, an impairment to the leased asset value was recorded.

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

The Company utilized the output method for contract sales in the Oil & Gas business. The output method recognizes revenue based on direct measurements of the customer value of the goods or services transferred to date relative to the remaining goods or services promised under the contract. The output method includes methods such as surveys of performance completed to date, appraisals of results achieved, milestones reached, time elapsed, and units produced or units delivered. The Company sold the Oil & Gas business in the third quarter of 2022. Refer to Note T, Divestitures, for further discussion.

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
ADVERTISING COSTS — Television advertising is expensed the first time the advertisement airs, whereas other advertising is expensed as incurred. Advertising costs are classified in SG&A and amounted to $110.5 million in 2023, $118.9 million in 2022 and $98.6 million in 2021. Expense pertaining to cooperative advertising with customers reported as a reduction of Net Sales was $325.1 million in 2023, $358.1 million in 2022 and $374.1 million in 2021. Cooperative advertising with customers classified as SG&A expense amounted to $27.8 million in 2023, $31.8 million in 2022 and $19.5 million in 2021.

SALES TAXES — Sales and value added taxes collected from customers and remitted to governmental authorities are excluded from Net Sales reported in the Consolidated Statements of Operations.
SHIPPING AND HANDLING COSTS — The Company generally does not bill customers for freight. Shipping and handling costs associated with inbound and outbound freight are reported in Cost of sales. Other distribution costs, primarily relating to salary and facility costs, are classified in SG&A and amounted to $521.7 million, $498.7 million and $416.1 million in 2023, 2022 and 2021, respectively.
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
POSTRETIREMENT DEFINED BENEFIT PLANS — The Company uses the corridor approach to determine expense recognition for each defined benefit pension and other postretirement plan. The corridor approach defers actuarial gains and losses resulting from variances between actual and expected results (based on economic estimates or actuarial assumptions) and amortizes them over future periods. For pension plans, these unrecognized gains and losses are amortized when the net gains and losses exceed 10% of the greater of the market-related value of plan assets or the projected benefit obligation at the beginning of the year. For other postretirement benefits, amortization occurs when the net gains and losses exceed 10% of the accumulated postretirement benefit obligation at the beginning of the year. For ongoing, active plans, the amount in excess of the corridor is amortized on a straight-line basis over the average remaining service period for active plan participants. For plans with primarily inactive participants, the amount in excess of the corridor is amortized on a straight-line basis over the average remaining life expectancy of inactive plan participants.
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

The Company records net deferred tax assets to the extent that it is more likely than not that these assets will be realized. In making this determination, management considers all available positive and negative evidence, including future reversals of existing temporary differences, estimates of future taxable income, tax-planning strategies, and the realizability of net operating loss carryforwards. In the event that it is determined that an asset is not more likely than not to be realized, a valuation allowance is recorded against the asset. Valuation allowances related to deferred tax assets can be impacted by changes to tax laws, changes to statutory tax rates and future taxable income levels. In the event the Company were to determine that it would not be able to realize all or a portion of its deferred tax assets in the future, the unrealizable amount would be charged to earnings in the period in which that determination is made. Conversely, if the Company were to determine that it would be able to realize deferred tax assets in the future in excess of the net carrying amounts, it would decrease the recorded valuation allowance through a favorable adjustment to earnings in the period that the determination was made. The Company records uncertain tax positions in accordance with ASC 740, which requires a two-step process. First, management determines whether it is more likely than not that a tax position will be sustained based on the technical merits of the position and second, for those tax positions that meet the more likely than not threshold, management recognizes the largest amount of the tax benefit that is greater than 50 percent likely to be realized upon ultimate settlement with the related taxing authority. The Company maintains an accounting policy of recording interest and penalties on uncertain tax positions as a component of Income taxes in the Consolidated Statements of Operations.
The Company is subject to income tax in a number of locations, including U.S. federal, state and foreign jurisdictions. Significant judgment is required when calculating the worldwide provision for income taxes. Many factors are considered when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments, and which may not accurately anticipate actual outcomes. It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Company's unrecognized tax positions will significantly increase or decrease within the next twelve months. These changes may be the result of settlements of ongoing audits, litigation, or other proceedings with taxing authorities. The Company periodically assesses its liabilities and contingencies for all tax years still subject to audit based on the most current available information, which involves inherent uncertainty.

Refer to Note Q, Income Taxes, for further discussion.

EARNINGS PER SHARE — Basic earnings per share equals net earnings attributable to common shareowners divided by weighted-average shares outstanding during the year. Diluted earnings per share include the impact of common stock equivalents using the treasury stock method or the if-converted method, as applicable, when the effect is dilutive.
NEW ACCOUNTING STANDARDS ADOPTED — In September 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. The new standard requires that a buyer in a supplier finance program disclose sufficient information about the key terms of the program, the amount of outstanding confirmed obligations at period end, where the obligations are presented in the balance sheet, and a rollforward of the obligations during the annual period. The ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. The amendments in this update should be applied retrospectively to all periods in which a balance sheet is presented, except for the rollforward requirement, which is applied prospectively. The Company adopted this standard in the first quarter of 2023, with the exception of the amendment on rollforward information. Refer to Note R, Commitments and Guarantees, for further discussion.

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

RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED — In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The new standard was issued to improve transparency and decision usefulness of income tax disclosures by providing information that helps investors better understand how an entity’s operations, tax risks, tax planning and operational opportunities affect its tax rate and prospects for future cash flows. The amendments in this update primarily relate to requiring greater disaggregated disclosure of information in the rate reconciliation, income taxes paid, income (loss) from continuing operations before income tax expense (benefit), and income tax expense (benefit) from continuing operations. The ASU is effective for fiscal years beginning after December 15, 2024, and early adoption is permitted. The standard can be applied prospectively or retrospectively. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The new standard provides improvements to reportable segment disclosure requirements through amendments that require disclosure of significant segment expenses and other segment items on an interim and annual basis and requires all annual disclosures about a reportable segment’s profit or loss and assets to be made on an interim basis. The standard also requires the disclosure of the chief operating decision maker’s (“CODM”) title and position and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The standard also clarifies that if the CODM uses more than one measure in assessing segment performance and deciding how to allocate resources, a company may report the additional segment profit or loss measure(s) and that companies with a single reportable segment must provide all disclosures required by this amendment. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The standard should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.
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

B. ACCOUNTS AND NOTES RECEIVABLE, NET

(Millions of Dollars)	December 30, 2023	December 31, 2022
Trade accounts receivable	$1,057.8	$1,059.7
Notes receivable	66.9	100.1
Other accounts receivable	253.9	177.8
Accounts and notes receivable	1,378.6	1,337.6
Allowance for credit losses	(76.6)	(106.6)
Accounts and notes receivable, net	$1,302.0	$1,231.0
Trade receivables are dispersed among a large number of retailers, distributors and industrial accounts in many countries. Adequate reserves have been established to cover anticipated credit losses.
The changes in the allowance for credit losses for the years ended December 30, 2023 and December 31, 2022 are as follows:

(Millions of Dollars)	2023	2022
Balance beginning of period	$106.6	$95.9
Charged to costs and expenses	8.7	14.3
Other, including recoveries and deductions (a)	(38.7)	(3.6)
Balance end of period	$76.6	$106.6
(a) Amounts represent charge-offs less recoveries, the impacts of foreign currency translation, divestitures and net transfers to/from other accounts.

The Company has an accounts receivable sale program. According to the terms, the Company sells certain of its trade accounts receivables at fair value to a wholly owned, consolidated, bankruptcy-remote special purpose subsidiary (“BRS"). The BRS, in turn, can sell such receivables to a third-party financial institution (“Purchaser”) for cash. The Purchaser’s maximum cash investment in the receivables at any time is $110.0 million. The purpose of the program is to provide liquidity to the Company. These transfers qualify as sales under ASC 860, Transfers and Servicing, and receivables are derecognized from the Company’s Consolidated Balance Sheets when the BRS sells those receivables to the Purchaser. The Company has no retained interests in the transferred receivables, other than collection and administrative responsibilities. At December 30, 2023, the Company did not record a servicing asset or liability related to its retained responsibility based on its assessment of the servicing fee, market values for similar transactions and its cost of servicing the receivables sold.

At December 30, 2023 and December 31, 2022, net receivables of approximately $110.0 million were derecognized. Proceeds from transfers of receivables to the Purchaser totaled $455.7 million and $496.4 million for the years ended December 30, 2023 and December 31, 2022, respectively, and payments to the Purchaser totaled $455.7 million and $486.4 million, respectively. The program resulted in a pre-tax loss of $6.3 million and $4.1 million for the years ended December 30, 2023 and December 31, 2022, respectively, which included service fees of $0.9 million and $0.9 million, respectively. All cash flows under the program are reported as a component of changes in accounts receivable within operating activities in the Consolidated Statements of Cash Flows since all the cash from the Purchaser is received upon the initial sale of the receivable.

As of December 30, 2023 and December 31, 2022, the Company's deferred revenue totaled $116.8 million and $122.9 million, respectively, of which $31.7 million and $29.6 million, respectively, was classified as current. Revenue recognized for the years ended December 30, 2023 and December 31, 2022 that was previously deferred as of December 31, 2022 and January 1, 2022 totaled $27.3 million and $22.9 million, respectively.

C. INVENTORIES, NET

(Millions of Dollars)	December 30, 2023	December 31, 2022
Finished products	$2,912.5	$3,460.8
Work in process	263.4	338.7
Raw materials	1,562.7	2,061.6
Total	$4,738.6	$5,861.1
Net inventories in the amount of $2.8 billion at December 30, 2023 and $3.4 billion at December 31, 2022 were valued at the lower of LIFO cost or market. If the LIFO method had not been used, inventories would have been higher than reported by $256.1 million at December 30, 2023 and $486.9 million at December 31, 2022.

D. PROPERTY, PLANT AND EQUIPMENT

(Millions of Dollars)	December 30, 2023	December 31, 2022
Land	$135.1	$137.7
Land improvements	55.0	59.7
Buildings	808.6	793.0
Leasehold improvements	180.9	191.7
Machinery and equipment	3,391.2	3,394.4
Computer software	510.4	501.4
Property, plant & equipment, gross	$5,081.2	$5,077.9
Less: accumulated depreciation and amortization	(2,911.3)	(2,724.8)
Property, plant & equipment, net	$2,169.9	$2,353.1
Depreciation and amortization expense associated with property, plant and equipment was as follows:

(Millions of Dollars)	2023	2022	2021
Depreciation	$383.3	$330.4	$326.3
Amortization	49.1	39.3	47.7
Depreciation and amortization expense	$432.4	$369.7	$374.0
The amounts above are inclusive of depreciation and amortization expense for discontinued operations amounting to $0.4 million in 2022 and $23.7 million in 2021.

E. ACQUISITIONS

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

ACTUAL AND PRO-FORMA IMPACT FROM ACQUISITIONS
Actual Impact from Acquisitions
The Company did not complete any acquisitions during 2023. As such, there was no impact from new acquisitions on the Company's Consolidated Statements of Operations for the year ended December 30, 2023.

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

F. GOODWILL AND INTANGIBLE ASSETS
GOODWILL — The changes in the carrying amount of goodwill by segment are as follows:

(Millions of Dollars)	Tools & Outdoor	Industrial	Total
Balance January 1, 2022	$5,973.7	$2,617.0	$8,590.7
Acquisitions	90.5	—	90.5
Foreign currency translation and other	(124.5)	(54.0)	(178.5)
Balance December 31, 2022	$5,939.7	$2,563.0	$8,502.7
Reclassification to assets held for sale	—	(540.5)	(540.5)
Foreign currency translation and other	36.6	(2.9)	33.7
Balance December 30, 2023	$5,976.3	$2,019.6	$7,995.9

As previously discussed, in December 2023, the Company entered into an agreement to sell its Infrastructure business. As a result, $540.5 million of goodwill was reclassified to assets held for sale as of December 30, 2023, and was included in the determination of the impairment charge recorded in the fourth quarter of 2023 to adjust the carrying amount of Infrastructure’s long-lived assets to its estimated fair value less selling costs. In 2022, $39.0 million of goodwill was allocated to the Oil & Gas business based on the relative fair value of the business disposed, and was included in the determination of the impairment charge recorded relating to the Oil & Gas business. Refer to Note T, Divestitures, for further discussion.

As required by the Company's policy, the Company performed its annual goodwill impairment testing in the third quarter of 2023 and determined that the fair values of each of its reporting units exceeded their respective carrying amounts. The Company assessed the fair values of its three reporting units utilizing a discounted cash flow valuation model. The key assumptions used were discount rates and perpetual growth rates applied to cash flow projections. Also inherent in the discounted cash flow valuations were near-term revenue growth rates over the next six years. These assumptions contemplated business, market and overall economic conditions. As previously disclosed in the Company's Form 10-Q for the third quarter of 2023, the fair value of the Engineered Fastening reporting unit exceeded its carrying amount by 16%. In connection with the preparation of the Consolidated Financial Statements for the year ended December 30, 2023, the Company performed an updated impairment analysis with respect to the Engineered Fastening reporting unit, which included approximately $2.020 billion of goodwill at year-end. The key assumptions applied to the updated cash flow projections for the Engineered Fastening reporting unit included a 10.0% discount rate, near-term revenue growth rates over the next six years, which represented a compound annual growth rate of approximately 5%, and a 3% perpetual growth rate. Based on this analysis, it was determined that the fair value of the Engineering Fastening reporting unit exceeded its carrying amount by 22%. The increase in excess fair value is reflective of a slightly more favorable long-term outlook based on 2023 results and a lower carrying value driven by working capital reductions. Management remains confident in the long-term viability and success of the Engineered Fastening reporting unit, particularly given its market position, growth prospects, such as automotive electrification and the aerospace market recovery, and geographies served.

INTANGIBLE ASSETS — Definite-lived intangible assets at December 30, 2023 and December 31, 2022 were as follows:

	2023		2022
(Millions of Dollars)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized Intangible Assets — Definite-lived
Patents and copyrights	$26.2	$(26.1)	$25.8	$(25.6)
Trade names	223.6	(120.7)	247.7	(118.0)
Customer relationships	2,578.4	(1,132.7)	2,881.2	(1,059.9)
Other intangible assets	130.2	(125.7)	129.6	(122.0)
Total	$2,958.4	$(1,405.2)	$3,284.3	$(1,325.5)

Net intangible assets totaling $214.3 million were reclassified to assets held for sale as of December 30, 2023 related to the pending divestiture of the Infrastructure business.
Indefinite-lived trade names totaled $2.396 billion at December 30, 2023 and $2.516 billion at December 31, 2022. The year-over-year change is primarily due to a $124.0 million pre-tax, non-cash impairment charge, as discussed below, partially offset by currency fluctuations.

As required by the Company’s policy, the Company tested its indefinite-lived trade names for impairment during the third quarter of 2023 utilizing a discounted cash flow model. The key assumptions used included discount rates, royalty rates, and perpetual growth rates applied to the projected sales. With the exception of the Irwin and Troy-Bilt trade names discussed below, the Company determined that the fair values of its indefinite-lived trade names exceeded their respective carrying amounts.

During the third quarter of 2023, as a result of new leadership within the Tools & Outdoor segment, the Company reviewed its brand portfolio resulting in a decision to shift prioritization and investment to its major brands, while leveraging certain of its specialty brands in a more focused manner. As a result of this shift in brand prioritization, the Company recognized a $124.0 million pre-tax, non-cash impairment charge related to the Irwin and Troy-Bilt trade names in the third quarter of 2023. Subsequent to this impairment charge, the carrying value of the Irwin and Troy-Bilt trade names totaled $113.0 million. The Company intends to continue utilizing these trade names, which accounted for less than 5% of 2023 net sales for the Tools & Outdoor segment, indefinitely in more focused product categories and end markets.
Intangible assets amortization expense by segment was as follows:

(Millions of Dollars)	2023	2022	2021
Tools & Outdoor	$103.1	$108.1	$64.1
Industrial	89.6	94.4	99.9
Discontinued Operations	—	—	39.1
Consolidated	$192.7	$202.5	$203.1
Future amortization expense in each of the next five years amounts to $163.7 million for 2024, $150.2 million for 2025, $142.3 million for 2026, $135.1 million for 2027, $131.3 million for 2028 and $830.6 million thereafter.

G. ACCRUED EXPENSES

(Millions of Dollars)	December 30, 2023	December 31, 2022
Payroll and related taxes	$318.3	$192.0
Income and other taxes	288.5	260.7
Customer rebates and sales returns	411.2	376.6
Insurance and benefits	71.8	95.3
Restructuring costs	28.9	62.3
Derivative financial instruments	17.9	16.1
Warranty costs	109.5	99.8
Deferred revenue	31.7	29.6
Freight costs	107.1	220.3
Environmental costs	46.0	39.4
Current lease liability	127.7	114.1
Forward stock purchase contract	337.4	—
Accrued interest	64.0	49.0
Other	504.3	565.5
Total	$2,464.3	$2,120.7

H. LONG-TERM DEBT AND FINANCING ARRANGEMENTS

		December 30, 2023						December 31, 2022
(Millions of Dollars)	Interest Rate	Notional Value	Unamortized Discount	Unamortized Gain (Loss) Terminated Swaps[1]	Purchase Accounting FV Adjustment	Deferred Financing Fees	Carrying Value	Carrying Value
Notes payable due 2025	2.30%	$500.0	$(0.3)	$—	$—	$(1.0)	$498.7	$497.7
Notes payable due 2026	3.40%	500.0	(0.2)	—	—	(0.9)	498.9	498.3
Notes payable due 2026	6.27%	350.0	—	—	—	(1.4)	348.6	—
Notes payable due 2026	3.42%	25.0	—	—	1.0	—	26.0	26.4
Notes payable due 2026	1.84%	27.6	—	—	1.0	(0.1)	28.5	28.0
Notes payable due 2028	6.00%	400.0	(0.4)	—	—	(2.1)	397.5	—
Notes payable due 2028	7.05%	150.0	—	4.9	4.8	—	159.7	161.8
Notes payable due 2028	4.25%	500.0	(0.2)	—	—	(2.1)	497.7	497.2
Notes payable due 2028	3.52%	50.0	—	—	3.3	(0.2)	53.1	53.7
Notes payable due 2030	2.30%	750.0	(1.5)	—	—	(3.2)	745.3	744.5
Notes payable due 2032	3.00%	500.0	(0.8)	—	—	(2.9)	496.3	495.9
Notes payable due 2040	5.20%	400.0	(0.2)	(24.6)	—	(2.3)	372.9	371.3
Notes payable due 2048	4.85%	500.0	(0.5)	—	—	(4.5)	495.0	494.8
Notes payable due 2050	2.75%	750.0	(1.8)	—	—	(7.5)	740.7	740.3
Notes payable due 2060 (junior subordinated)	4.00%	750.0	—	—	—	(8.6)	741.4	741.2
Other, payable in varying amounts 2024 through 2027	4.10%-4.31%	1.8	—	—	—	—	1.8	3.0
Total long-term debt, including current maturities		$6,154.4	$(5.9)	$(19.7)	$10.1	$(36.8)	$6,102.1	$5,354.1
Less: Current maturities of long-term debt							(1.1)	(1.2)
Long-term debt							$6,101.0	$5,352.9
1 Unamortized gain (loss) associated with interest rate swaps are more fully discussed in Note I, Financial Instruments.
As of December 30, 2023, the total aggregate annual principal maturities of long-term debt for the next five years and thereafter are as follows: $1.1 million in 2024, $500.5 million in 2025, $902.8 million in 2026, $1,100.0 million in 2028, and $3,650.0 million thereafter. There are immaterial principal maturities of long-term debt in 2027. These maturities represent the principal amounts to be paid and accordingly exclude the remaining $10.1 million of unamortized fair value adjustments made in acquisition accounting, which increased the Black & Decker note payable due 2028 and MTD notes payable due 2026 and 2028, as well as a net loss of $25.6 million pertaining to unamortized termination gains and losses on interest rate swaps and unamortized discounts on the notes as described in Note I, Financial Instruments, and $36.8 million of unamortized deferred financing fees.
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

Commercial Paper and Credit Facilities
The Company has a $3.5 billion commercial paper program which includes Euro denominated borrowings in addition to U.S. Dollars. As of December 30, 2023, the Company had commercial paper borrowings outstanding of $1.1 billion of which $399.7 million in Euro denominated commercial paper was designated as a net investment hedge. Refer to Note I, Financial Instruments, for further discussion. As of December 31, 2022, the Company had commercial paper borrowings outstanding of $2.1 billion, which did not include any Euro denominated commercial paper.

The Company has a five-year $2.5 billion committed credit facility (the “5-Year Credit Agreement”). Borrowings under the 5-Year Credit Agreement may be made in U.S. Dollars, Euros or Pounds Sterling. A sub-limit amount of $814.3 million is designated for swing line advances which may be drawn in Euros pursuant to the terms of the 5-Year Credit Agreement. Borrowings bear interest at a floating rate plus an applicable margin dependent upon the denomination of the borrowing and specific terms of the 5-Year Credit Agreement. The Company must repay all advances under the 5-Year Credit Agreement by the earlier of September 8, 2026 or upon termination. The 5-Year Credit Agreement is designated to be a liquidity back-stop for the Company's $3.5 billion U.S. Dollar and Euro commercial paper program. As of December 30, 2023 and December 31, 2022, the Company had not drawn on its five-year committed credit facility.

In September 2023, the Company terminated its $1.5 billion syndicated 364-Day Credit Agreement (the "Syndicated 364-Day Credit Agreement") dated September 2022, as amended. There were no outstanding borrowings under the Syndicated 364-Day Credit Agreement upon termination and as of December 31, 2022. Contemporaneously, the Company entered into a new $1.5 billion syndicated 364-Day Credit Agreement (the "2023 Syndicated 364-Day Credit Agreement") which is a revolving credit loan. The borrowings under the 2023 Syndicated 364-Day Credit Agreement may be made in U.S. Dollars or Euros and bear interest at a floating rate plus an applicable margin dependent upon the denomination of the borrowing and pursuant to the terms of the 2023 Syndicated 364-Day Credit Agreement. The Company must repay all advances under the 2023 Syndicated 364-Day Credit Agreement by the earlier of September 4, 2024 or upon termination. The Company may, however, convert all advances outstanding upon termination into a term loan that shall be repaid in full no later than the first anniversary of the termination date provided that the Company, among other things, pays a fee to the administrative agent for the account of each lender. The 2023 Syndicated 364-Day Credit Agreement serves as part of the liquidity back-stop for the Company’s $3.5 billion U.S. Dollar and Euro commercial paper program. As of December 30, 2023, the Company had not drawn on its 2023 Syndicated 364-Day Credit Agreement.

In September 2023, the Company terminated its $0.5 billion revolving credit loan (the "Club 364-Day Credit Agreement") dated September 2022, as amended. There were no outstanding borrowings under the Club 364-Day Credit Agreement upon termination and as of December 31, 2022.

In addition, the Company has other short-term lines of credit that are primarily uncommitted, with numerous banks, aggregating to $251.6 million, of which $154.7 million was available at December 30, 2023. Approximately $96.9 million of the short-term credit lines were utilized primarily pertaining to outstanding letters of credit for which there are no required or reported debt balances. Short-term arrangements are reviewed annually for renewal.

At December 30, 2023, the aggregate amount of short-term and long-term committed and uncommitted lines of credit was approximately $4.3 billion. In addition, at December 30, 2023, $1.1 billion was recorded as short-term commercial paper borrowings. The weighted-average interest rates on U.S. dollar denominated short-term borrowings for the years ended December 30, 2023 and December 31, 2022 were 5.1% and 2.3%, respectively. The weighted-average interest rate on Euro denominated short-term borrowings for the year ended December 30, 2023 was 3.5%. For the year ended December 31, 2022, the Company had not drawn on its Euro denominated short-term borrowings.
Interest paid relating to the Company's indebtedness, including long-term debt and commercial paper borrowings, during 2023, 2022 and 2021 amounted to $531.5 million, $320.8 million and $177.1 million, respectively.
The Company has an interest coverage covenant that must be maintained to permit continued access to its committed credit facilities described above. The interest coverage ratio tested for covenant compliance compares adjusted Earnings Before Interest, Taxes, Depreciation and Amortization to adjusted net Interest Expense ("Adjusted EBITDA"/"Adjusted Net Interest Expense"). In February 2023, the Company entered into an amendment to its 5-Year Credit Agreement to: (a) amend the definition of Adjusted EBITDA to allow for additional adjustment addbacks, not to exceed $500 million in the aggregate, for amounts incurred during each four fiscal quarter period beginning with the period ending in the third quarter of 2023 through the period ending in the second quarter of 2024, and (b) amend the minimum interest coverage ratio from 3.5 times to not less than 1.5 to 1.0 times computed quarterly, on a rolling twelve months (last twelve months) basis, for the period from and including the third quarter of 2023 through the second quarter of 2024. The minimum interest coverage ratio will revert back to

3.5 times for periods after the second quarter of 2024. The amended provisions described above also apply to the 2023 Syndicated 364-Day Credit Agreement.

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

A summary of the fair values of the Company’s derivatives recorded in the Consolidated Balance Sheets at December 30, 2023 and December 31, 2022 is as follows:

(Millions of Dollars)	Balance Sheet Classification	2023	2022	Balance Sheet Classification	2023	2022
Derivatives designated as hedging instruments:
Foreign Exchange Contracts Cash Flow	Other current assets	$0.1	$4.5	Accrued expenses	$4.9	$4.2
Non-derivative designated as hedging instrument:
Net Investment Hedge		$—	$—	Short-term borrowings	$399.7	$—
Total Designated as hedging instruments		$0.1	$4.5		$404.6	$4.2
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other current assets	$8.4	$7.7	Accrued expenses	$13.0	$11.9
Total		$8.5	$12.2		$417.6	$16.1

The counterparties to all of the above mentioned financial instruments are major international financial institutions. The Company is exposed to credit risk for net exchanges under these agreements, but not for the notional amounts. The credit risk is limited to the asset amounts noted above. The Company limits its exposure and concentration of risk by contracting with diverse financial institutions and does not anticipate non-performance by any of its counterparties. The Company considers non-performance risk of its counterparties at each reporting period and adjusts the carrying value of these assets accordingly. The risk of default is considered remote. As of December 30, 2023 and December 31, 2022, there were no assets that had been posted as collateral related to the above mentioned financial instruments.

Cash flows related to derivatives, including those that are separately discussed below, resulted in net cash paid of $30.1 million in 2023, net cash received of $86.2 million in 2022, and net cash paid of $166.8 million in 2021.

CASH FLOW HEDGES — There were after-tax mark-to-market losses of $42.5 million and $44.5 million as of December 30, 2023 and December 31, 2022, respectively, reported for cash flow hedge effectiveness in Accumulated other comprehensive loss. An after-tax loss of $4.9 million is expected to be reclassified to earnings as the hedged transactions occur or as amounts are amortized within the next twelve months. The ultimate amount recognized will vary based on fluctuations of the hedged currencies and interest rates through the maturity dates.

The tables below detail pre-tax amounts of derivatives designated as cash flow hedges in Accumulated other comprehensive loss during the periods in which the underlying hedged transactions affected earnings for 2023, 2022 and 2021:

2023 (Millions of Dollars)	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Recognized in Income on Amounts Excluded from Effectiveness Testing
Interest Rate Contracts	$—	Interest expense	$(6.1)	$—
Foreign Exchange Contracts	$(4.3)	Cost of sales	$(0.6)	$—

2022 (Millions of Dollars)	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Recognized in Income on Amounts Excluded from Effectiveness Testing
Interest Rate Contracts	$23.4	Interest expense	$(5.8)	$—
Foreign Exchange Contracts	$30.6	Cost of sales	$53.3	$—

2021 (Millions of Dollars)	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Recognized in Income on Amounts Excluded from Effectiveness Testing
Interest Rate Contracts	$14.9	Interest expense	$(3.9)	$—
Foreign Exchange Contracts	$24.1	Cost of sales	$(26.1)	$—

A summary of the pre-tax effect of cash flow hedge accounting on the Consolidated Statements of Operations for 2023, 2022 and 2021 is as follows:

	2023		2022		2021
(Millions of Dollars)	Cost of Sales	Interest Expense	Cost of Sales	Interest Expense	Cost of Sales	Interest Expense
Total amount in the Consolidated Statements of Operations in which the effects of the cash flow hedges are recorded	$11,848.5	$559.4	$12,663.3	$338.5	$10,189.1	$185.4
Gain (loss) on cash flow hedging relationships:
Foreign Exchange Contracts:
Hedged Items	$0.6	$—	$(53.3)	$—	$26.1	$—
Gain (loss) reclassified from OCI into Income	$(0.6)	$—	$53.3	$—	$(26.1)	$—
Interest Rate Swap Agreements:
Gain (loss) reclassified from OCI into Income [1]	$—	$(6.1)	$—	$(5.8)	$—	$(3.9)
1 Inclusive of the gain/loss amortization on terminated derivative financial instruments.

For 2023, after-tax losses of $3.6 million were reclassified from Accumulated other comprehensive loss into earnings (inclusive of the gain/loss amortization on terminated derivative instruments) during the periods in which the underlying hedged transactions affected earnings. After-tax gains of $26.4 million and after-tax losses of $17.0 million were reclassified in 2022 and 2021, respectively.

Interest Rate Contracts: In prior years, the Company entered into interest rate swap agreements in order to obtain the lowest cost source of funds within a targeted range of variable to fixed-debt proportions. These swap agreements, which were designated as cash flow hedges, subsequently matured or were terminated and the gain/loss was recorded in Accumulated other comprehensive loss and is being amortized to interest expense. The cash flows stemming from the maturity and termination of the swaps are presented within financing activities in the Consolidated Statements of Cash Flows.

As of December 30, 2023 and December 31, 2022, the Company did not have any outstanding forward starting swaps designated as cash flow hedges.

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

Forward Contracts: Through its global businesses, the Company enters into transactions and makes investments denominated in multiple currencies that give rise to foreign currency risk. The Company and its subsidiaries regularly purchase inventory from subsidiaries with functional currencies different than their own, which creates currency-related volatility in the Company’s results of operations. The Company utilizes forward contracts to hedge these forecasted purchases and sales of inventory. Gains and losses reclassified from Accumulated other comprehensive loss are recorded in Cost of sales as the hedged item affects earnings. There are no components excluded from the assessment of effectiveness for these contracts. At December 30, 2023 and December 31, 2022, the notional value of forward currency contracts outstanding is $300.0 million, maturing in 2024, and $281.7 million, maturing in 2023, respectively.

FAIR VALUE HEDGES

Interest Rate Risk: In an effort to optimize the mix of fixed versus floating rate debt in the Company’s capital structure, the Company enters into interest rate swaps. In prior years, the Company entered into interest rate swaps related to certain of its notes payable which were subsequently terminated. Amortization of the gain/loss on previously terminated swaps is reported as a reduction of interest expense. Prior to termination, the changes in the fair value of the swaps and the offsetting changes in fair value related to the underlying notes were recognized in earnings. The Company did not have any active fair value interest rate swaps at December 30, 2023 or December 31, 2022.

A summary of the pre-tax effect of fair value hedge accounting on the Consolidated Statements of Operations for 2023, 2022 and 2021 is as follows:

	2023	2022	2021
(Millions of Dollars)	Interest Expense	Interest Expense	Interest Expense
Total amount in the Consolidated Statements of Operations in which the effects of the fair value hedges are recorded	$559.4	$338.5	$185.4
Amortization of gain on terminated swaps	$(0.4)	$(0.4)	$(0.4)

A summary of the amounts recorded in the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges as of December 30, 2023 and December 31, 2022 is as follows:

(Millions of Dollars)	2023 Carrying Amount of Hedged Liability[1]	2023 Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liability
Current maturities of long-term debt	$1.1	Terminated Swaps	$—
Long-Term Debt	$532.6	Terminated Swaps	$(19.7)
1Represents hedged items no longer designated in qualifying fair value hedging relationships.

(Millions of Dollars)	2022 Carrying Amount of Hedged Liability[1]	2022 Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liability
Current maturities of long-term debt	$1.2	Terminated Swaps	$—
Long-Term Debt	$533.1	Terminated Swaps	$(20.1)
1Represents hedged items no longer designated in qualifying fair value hedging relationships.

NET INVESTMENT HEDGES

The Company utilizes net investment hedges to offset the translation adjustment arising from re-measurement of its investment in the assets and liabilities of its foreign subsidiaries. The total after-tax amounts in Accumulated other comprehensive loss were gains of $64.9 million and $73.8 million at December 30, 2023 and December 31, 2022, respectively.

As of December 30, 2023 and December 31, 2022, the Company did not have any net investment hedges with a notional value outstanding. As of December 30, 2023, the Company had Euro denominated commercial paper with a value of $399.7 million, maturing in 2024, hedging a portion of the Company's Euro denominated net investments. As of December 31, 2022, the Company did not have any Euro denominated commercial paper.

Maturing foreign exchange contracts resulted in no cash paid or received in 2023, net cash received of $10.6 million during 2022 and net cash paid of $55.1 million during 2021.

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

The pre-tax gain or loss from fair value changes during 2023, 2022 and 2021 were as follows:

	2023
(Millions of Dollars)	Total Gain (Loss) Recorded in OCI	Excluded Component Recorded in OCI	Income Statement Classification	Total Gain (Loss) Reclassified from OCI to Income	Excluded Component Amortized from OCI to Income
Forward Contracts	$0.4	$—	Other, net	$—	$—
Non-derivative designated as Net Investment Hedge	$(12.0)	$—	Other, net	$—	$—

	2022
(Millions of Dollars)	Total Gain (Loss) Recorded in OCI	Excluded Component Recorded in OCI	Income Statement Classification	Total Gain (Loss) Reclassified from OCI to Income	Excluded Component Amortized from OCI to Income
Forward Contracts	$6.1	$0.6	Other, net	$0.7	$0.7
Cross Currency Swap	$(1.2)	$2.5	Other, net	$1.5	$1.5
Non-derivative designated as Net Investment Hedge	$(0.1)	$—	Other, net	$—	$—

	2021
(Millions of Dollars)	Total Gain (Loss) Recorded in OCI	Excluded Component Recorded in OCI	Income Statement Classification	Total Gain (Loss) Reclassified from OCI to Income	Excluded Component Amortized from OCI to Income
Forward Contracts	$(1.2)	$1.6	Other, net	$1.5	$1.5
Cross Currency Swap	$11.7	$24.6	Other, net	$3.7	$3.7
Non-derivative designated as Net Investment Hedge	$(6.7)	$—	Other, net	$—	$—

UNDESIGNATED HEDGES

Foreign Exchange Contracts: Foreign exchange forward contracts are used to reduce risks arising from the change in fair value of certain foreign currency denominated assets and liabilities (such as affiliate loans, payables and receivables). The objective is to minimize the impact of foreign currency fluctuations on operating results. The total notional amount of the forward contracts outstanding at December 30, 2023 was $1.0 billion maturing on various dates through 2024. The total notional amount of the forward contracts outstanding at December 31, 2022 was $1.1 billion maturing on various dates through 2023. The gain (loss) recorded in the Consolidated Statements of Operations from changes in the fair value related to derivatives not designated as hedging instruments under ASC 815 for 2023, 2022 and 2021 is as follows:

(Millions of Dollars)	Income Statement Classification	2023	2022	2021
Foreign Exchange Contracts	Other-net	$(33.7)	$5.0	$(10.8)

J. CAPITAL STOCK
EARNINGS PER SHARE — The following table reconciles net (loss) earnings attributable to common shareowners and the weighted-average shares outstanding used to calculate basic and diluted (loss) earnings per share for the fiscal years ended December 30, 2023, December 31, 2022, and January 1, 2022.

	2023	2022	2021
Numerator (in millions):
Net (Loss) Earnings from Continuing Operations Attributable to Common Shareowners	$(281.7)	$164.3	$1,538.3
Add: Contract adjustment payments accretion	—	1.2	1.3
Net (Loss) Earnings from Continuing Operations Attributable to Common Shareowners - Diluted	(281.7)	165.5	1,539.6
Net (loss) earnings from discontinued operations	(28.8)	892.4	136.7
Net (Loss) Earnings Attributable to Common Shareowners - Diluted	$(310.5)	$1,057.9	$1,676.3

	2023	2022	2021
Denominator (in thousands):
Basic weighted-average shares outstanding	149,751	148,170	158,760
Dilutive effect of stock contracts and awards	—	8,383	6,264
Diluted weighted-average shares outstanding	149,751	156,553	165,024

(Loss) earnings per share of common stock:
Basic (loss) earnings per share of common stock:
Continuing operations	$(1.88)	$1.11	$9.69
Discontinued operations	$(0.19)	$6.02	$0.86
Total basic (loss) earnings per share of common stock	$(2.07)	$7.13	$10.55

Diluted (loss) earnings per share of common stock:
Continuing operations	$(1.88)	$1.06	$9.33
Discontinued operations	$(0.19)	$5.70	$0.83
Total diluted (loss) earnings per share of common stock	$(2.07)	$6.76	$10.16

The following weighted-average stock options were not included in the computation of weighted-average diluted shares outstanding because the effect would be anti-dilutive (in thousands):

	2023	2022	2021
Number of stock options	5,406	4,019	1,039

In November 2019, the Company issued 7,500,000 Equity Units with a total notional value of $750.0 million (“2019 Equity Units”). Each unit had a stated amount of $100 and initially consisted of a three-year forward stock purchase contract (“2022 Purchase Contracts”) for the purchase of a variable number of shares of common stock, on November 15, 2022, for a price of $100 and a 10% beneficial ownership interest in one share of 0% Series D Cumulative Perpetual Convertible Preferred Stock, without par, with a liquidation preference of $1,000 per share (“Series D Preferred Stock”). The shares associated with the forward stock purchase contracts component of the 2019 Equity Units were reflected in diluted earnings per share using the if-converted method. Upon the adoption of ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and

Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40), in the first quarter of 2022, the common shares that would be required to settle the applicable conversion value of the Series D Preferred Stock were included in the denominator of diluted earnings per share using the if-converted method through the date of redemption as discussed below. In accordance with the standard, the Company increased weighted-average shares outstanding used to calculate diluted earnings per share for the year ended December 31, 2022 by 3.6 million shares.

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

In May 2017, the Company issued Equity Units with a total notional value of $750.0 million (“2017 Equity Units”). Each unit consisted of a three-year forward stock purchase contract (“2020 Purchase Contracts”) for the purchase of a variable number of shares of common stock, for a price of $100, and a 10% beneficial ownership interest in one share of 0% Series C Cumulative Perpetual Convertible Preferred Stock, without par, with a liquidation preference of $1,000 per share (“Series C Preferred Stock”).

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

COMMON STOCK ACTIVITY — Common stock activity for 2023, 2022 and 2021 was as follows:

	2023	2022	2021
Outstanding, beginning of year	152,983,530	163,328,776	160,752,262
Issued from treasury	817,110	5,711,974	3,105,587
Returned to treasury	(180,552)	(16,057,220)	(529,073)
Outstanding, end of year	153,620,088	152,983,530	163,328,776
Shares subject to the forward share purchase contract	(3,645,510)	(3,645,510)	(3,645,510)
Outstanding, less shares subject to the forward share purchase contract	149,974,578	149,338,020	159,683,266
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
Upon completion of the remarketing of the Series D Preferred Stock in November 2022, the holders of the 2019 Equity Units received 4,723,500 common shares and the Company issued 750,000 shares of Remarketed Series D Preferred Stock. In June 2021, the Company redeemed the Remarketed Series C Preferred Stock and settled all conversions, paying $750 million in cash and issuing 1,469,055 common shares. In addition, the Company net-share settled the remaining capped call options on its common stock related to the Remarketed Series C Preferred Stock and received 344,004 shares using an average reference price of $209.80 per common share.
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
COMMON STOCK RESERVED — Common stock shares reserved for issuance under various employee and director stock plans at December 30, 2023 and December 31, 2022 are as follows:

	2023	2022
Employee stock purchase plan	1,070,126	1,251,699
Other stock-based compensation plans	6,161,350	8,403,765
Total shares reserved	7,231,476	9,655,464

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

The following describes how certain assumptions affecting the estimated fair value of stock options are determined: the expected volatility is based on an average of the market implied volatility and historical volatility for the expected life; the dividend yield is computed as the annualized dividend rate at the date of the grant divided by the strike price of the stock option; the risk-free interest rate is based on U.S. Treasury securities with maturities equal to the expected life of the option; and a forfeiture rate of eight to ten percent is assumed. The Company uses historical data in order to estimate forfeitures and holding period behavior for valuation purposes.
The fair value of stock option grants is estimated on the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used to value grants made in 2023, 2022 and 2021:

	2023	2022	2021
Average expected volatility	39.1%	38.6%	34.0%
Dividend yield	3.6%	3.7%	1.6%
Risk-free interest rate	4.0%	3.2%	1.3%
Expected life	5.0 years	4.2 years	5.3 years
Fair value per option	$26.05	$20.00	$52.39
Weighted-average vesting period	1.9 years	1.7 years	2.9 years
Stock Options:
The number of stock options and weighted-average exercise prices as of December 30, 2023 are as follows:

	Options	Price
Outstanding, December 31, 2022	5,281,713	$140.22
Granted	848,394	89.87
Exercised	(85,925)	82.93
Forfeited	(553,334)	141.37
Outstanding, December 30, 2023	5,490,848	$133.22
Exercisable, December 30, 2023	3,877,759	$144.12

At December 30, 2023, the range of exercise prices on outstanding stock options was $77.83 to $193.97 per share. Stock option expense was $26.6 million, $27.1 million and $36.4 million for 2023, 2022 and 2021, respectively. At December 30, 2023, the Company had $27.9 million of unrecognized pre-tax compensation expense for stock options. This expense will be recognized over the remaining vesting periods which are 1.1 years on a weighted-average basis.

During 2023, the Company received $7.1 million in cash from the exercise of stock options. The related cash tax benefit from the exercise of these options was $0.2 million. During 2023, 2022 and 2021, the total intrinsic value of options exercised was $1.0 million, $4.6 million and $85.3 million, respectively. When options are exercised, the related shares are issued from treasury stock.

An excess tax benefit is generated on the extent to which the actual gain, or spread, an optionee receives upon exercise of an option exceeds the fair value determined at the grant date; that excess spread over the fair value of the option times the applicable tax rate represents the excess tax benefit. During 2023 and 2022, the shortfall recognized was $0.1 million in both years. During 2021, the excess tax benefit arising from tax deductions in excess of recognized compensation cost totaled $14.1 million and was recorded in income tax expense.

Outstanding and exercisable stock option information at December 30, 2023 follows:

	Outstanding Stock Options			Exercisable Stock Options
Exercise Price Ranges	Options	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Options	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$100.00 and below	1,654,765	8.42	$84.89	398,173	6.34	$84.05
100.01 — 165.00	2,082,851	4.38	131.39	2,061,056	4.34	131.64
165.01 — higher	1,753,232	6.33	181.01	1,418,530	6.03	179.11
	5,490,848	6.22	$133.22	3,877,759	5.16	$144.12
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
As of December 30, 2023, the aggregate intrinsic value of stock options outstanding and stock options exercisable was $21.9 million and $5.6 million, respectively.
Employee Stock Purchase Plan:
The Employee Stock Purchase Plan (“ESPP”) enables eligible employees in the United States, Canada and Israel to purchase shares of the Company's common stock at the lower of 85.0% of the fair market value of the shares on the grant date ($65.39 per share for fiscal year 2023 purchases) or 85.0% of the fair market value of the shares on the last business day of each month. A maximum of 1,600,000 shares are authorized for subscription. During 2023, 2022 and 2021, 181,573 shares, 136,956 shares and 92,307 shares, respectively, were issued under the plan at average prices of $65.34, $96.09, and $150.21 per share, respectively, and the intrinsic value of the ESPP purchases was $4.1 million, $2.3 million and $3.9 million, respectively. For 2023, the Company received $11.9 million in cash from ESPP purchases, and there was no related tax benefit. The fair value of ESPP shares was estimated using the Black-Scholes option pricing model. ESPP compensation cost is recognized ratably over the one-year term based on actual employee stock purchases under the plan. The fair value of the employees’ purchase rights under the ESPP was estimated using the following assumptions for 2023, 2022 and 2021, respectively: dividend yield of 3.9%, 1.7% and 1.6%; expected volatility of 42.0%, 25.0% and 55.0%; risk-free interest rates of 4.7%, 0.2%, and 0.1%; and expected lives of one year. The weighted-average fair value of those purchase rights granted in 2023, 2022 and 2021 was $21.26, $38.51 and $45.46, respectively. Total compensation expense recognized for ESPP was $3.6 million in 2023, $3.3 million in 2022 and $4.4 million in 2021.
Restricted Share Units:
Compensation cost for restricted share units (“RSUs”) granted to employees is recognized ratably over the vesting term, which varies but is generally three or four years. RSU grants totaled 827,133 shares, 870,848 shares and 463,084 shares in 2023, 2022 and 2021, respectively. The weighted-average grant date fair value of RSUs granted in 2023, 2022 and 2021 was $90.09, $85.05 and $193.66 per share, respectively.
Total compensation expense recognized for RSUs amounted to $53.9 million, $50.6 million and $47.3 million in 2023, 2022 and 2021, respectively. The related cash tax benefit received related to the shares that were delivered in 2023 was $7.7 million. The shortfall recognized in 2023 was $1.9 million. The shortfall recognized in 2022 was $3.6 million and the excess tax benefit recognized in 2021 was $2.5 million. As of December 30, 2023, unrecognized compensation expense for RSUs amounted to $86.1 million and will be recognized over a weighted-average period of 1.5 years.

A summary of non-vested restricted share units and award activity as of December 30, 2023, and changes during the year then ended is as follows:

	Restricted Share Units & Awards	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2022	1,266,462	$115.02
Granted	827,133	90.09
Vested	(426,527)	115.80
Forfeited	(176,144)	120.88
Non-vested at December 30, 2023	1,490,924	$100.24
The total fair value of vested RSUs (market value on the date vested) during 2023, 2022 and 2021 was $49.9 million, $38.9 million and $53.3 million, respectively.
Prior to 2020, non-employee members of the Board of Directors received annual restricted share-based grants which must be cash settled and accordingly mark-to-market accounting is applied. In 2023, the Company recognized $1.5 million of expense for these awards. In 2022 and 2021, the Company recognized $9.8 million of income and $1.1 million of expense for these awards, respectively. Beginning in 2020, the annual grant issued to non-employee members of the Board of Directors is stock settled. The expense related to the annual grant in 2023, 2022 and 2021 was $1.9 million, $1.8 million, and $2.0 million respectively. Additionally, non-employee members of the Board of Directors may defer any or all of their cash retainer fees, which would subsequently be settled as RSU awards. Compensation expense related to these RSUs was $1.1 million, $1.2 million, and $1.4 million for 2023, 2022 and 2021, respectively.
Management Incentive Compensation Plan Performance Stock Units:
In 2020, the Company granted Performance Stock Units (collectively "MICP-PSUs") under the Management Incentive Compensation Plan ("MICP") to participating employees. Awards were payable in shares of common stock and generally no award was made if the employee terminated employment prior to the settlement dates. The delivery of the shares related to the 2020 MICP-PSU grant occurred ratably in 2021, 2022, and 2023. The total shares delivered were based on actual 2020 performance in relation to the established goals.
A summary of the activity pertaining to the maximum number of shares that may be issued is as follows:

	MICP PSUs	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2022	67,698	$93.58
Granted	—	—
Vested	(67,698)	93.58
Forfeited	—	—
Non-vested at December 30, 2023	—	$—

Compensation cost for these performance awards was recognized ratably over the vesting term of three years. Total income recognized in 2023 related to these MICP-PSUs approximated $5.0 million. The total expense recognized in 2022 and 2021 related to these MICP-PSUs approximated $9.1 million and $15.7 million, respectively. The related cash tax benefit received related to the shares that were delivered in 2023, 2022 and 2021 was $0.9 million, $3.6 million and $5.6 million, respectively.
Long-Term Performance Awards:
The Company has granted Long-Term Performance Awards (“LTIP”) under its 2022 Omnibus Award Plan and 2018 Omnibus Award Plan to senior management employees for achieving Company performance measures. Awards are payable in shares of common stock, which may be restricted if the employee has not achieved certain stock ownership levels, and generally no award is made if the employee terminates employment prior to the settlement date. LTIP grants were made in 2021, 2022 and 2023. Each grant has two separate annual performance goals for each year within the respective three-year performance period and one market-based metric measured over the three-year performance period. For grants made in 2023, organic sales growth and cash flow return on investment represent 75% of the grant value. For grants made in 2021 and 2022, earnings per share and cash flow return on investment represent 75% of the grant value. For all years, the market-based metric, which represents 25% of the total grant value, measures the Company’s common stock return relative to peers over the three-year performance period.

The ultimate delivery of shares will occur in 2024, 2025 and 2026 for the 2021, 2022 and 2023 grants, respectively. Share settlements are based on actual performance in relation to these goals.
In 2023, expense recognized for these performance awards amounted to $1.7 million. In 2022, income of $2.4 million was recognized related to these performance awards and in 2021 expense recognized for these performance awards amounted to $11.1 million. With the exception of the market-based metric comprising 25% of the award, in the event performance goals are not met, compensation cost is not recognized and any previously recognized compensation cost is reversed. The related cash tax benefit received related to the shares that were delivered in 2023, 2022, and 2021 was $0.3 million, $1.3 million and $0.8 million, respectively. The shortfall recognized in 2023 and 2022 was $0.5 million and less than $0.1 million, respectively. The excess tax benefit recognized in 2021 was $0.1 million.
A summary of the activity pertaining to the maximum number of shares that may be issued is as follows:

	LTIP Units	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2022	534,586	$158.18
Granted	393,040	81.36
Vested	(45,950)	154.07
Forfeited	(150,548)	144.78
Non-vested at December 30, 2023	731,128	$119.90

K. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table summarizes the changes in the accumulated balances for each component of Accumulated other comprehensive loss:

(Millions of Dollars)	Currency translation adjustment and other	(Losses) gains on cash flow hedges, net of tax	Gains (losses) on net investment hedges, net of tax	Pension (losses) gains, net of tax	Total
Balance - January 1, 2022	$(1,543.0)	$(49.8)	$71.8	$(324.6)	$(1,845.6)
Other comprehensive (loss) income before reclassifications	(328.3)	31.7	3.7	73.4	(219.5)
Adjustments related to sales of businesses	(36.1)	—	—	—	(36.1)
Reclassification adjustments to earnings	—	(26.4)	(1.7)	9.8	(18.3)
Net other comprehensive (loss) income	(364.4)	5.3	2.0	83.2	(273.9)
Balance - December 31, 2022	$(1,907.4)	$(44.5)	$73.8	$(241.4)	$(2,119.5)
Other comprehensive income (loss) before reclassifications	75.1	(1.6)	(8.9)	(26.9)	37.7
Reclassification adjustments to earnings	—	3.6	—	9.1	12.7
Net other comprehensive income (loss)	75.1	2.0	(8.9)	(17.8)	50.4
Balance - December 30, 2023	$(1,832.3)	$(42.5)	$64.9	$(259.2)	$(2,069.1)

The Company uses the portfolio method for releasing the stranded tax effects from Accumulated other comprehensive loss. The reclassifications out of Accumulated other comprehensive loss for the years ended December 30, 2023 and December 31, 2022 were as follows:

(Millions of Dollars)	2023	2022
Components of Accumulated other comprehensive loss	Reclassification adjustments	Reclassification adjustments	Affected line item in Consolidated Statements of Operations
Realized (losses) gains on cash flow hedges	$(0.6)	$53.3	Cost of sales
Realized losses on cash flow hedges	(6.1)	(5.8)	Interest expense
Total before taxes	$(6.7)	$47.5
Tax effect	3.1	(21.1)	Income taxes
Realized (losses) gains on cash flow hedges, net of tax	$(3.6)	$26.4

Realized gains on net investment hedges	$—	$2.2	Other, net
Tax effect	—	(0.5)	Income taxes
Realized gains on net investment hedges, net of tax	$—	$1.7

Actuarial losses and prior service costs / credits	(11.1)	(13.3)	Other, net
Settlement losses	(1.0)	—	Other, net
Total before taxes	(12.1)	(13.3)
Tax effect	3.0	3.5	Income taxes
Amortization of defined benefit pension items, net of tax	$(9.1)	$(9.8)

L. EMPLOYEE BENEFIT PLANS

EMPLOYEE STOCK OWNERSHIP PLAN (“ESOP”) — Most U.S. employees may make contributions that do not exceed 25% of their eligible compensation to a tax-deferred 401(k) savings plan, subject to restrictions under tax laws. Employees generally direct the investment of their own contributions into various investment funds. An employer match benefit is provided under the plan equal to one half of each employee’s tax-deferred contribution up to the first 7% of their compensation. Participants direct the entire employer match benefit such that no participant is required to hold the Company’s common stock in their 401(k) account. The employer match benefit totaled $32.8 million, $32.2 million and $28.0 million in 2023, 2022 and 2021, respectively.

In addition, approximately 12,670 U.S. salaried and non-union hourly employees are eligible to receive a non-contributory benefit under the Core benefit plan. Core benefit allocations range from 2% to 6% of eligible employee compensation based on age. Allocations for benefits earned under the Core plan were $38.8 million, $28.9 million, and $31.1 million in 2023, 2022 and 2021, respectively. Assets held in participant Core accounts are invested in target date retirement funds which have an age-based allocation of investments.

The Company’s net ESOP activity resulted in expense of $71.6 million, $61.1 million, and $59.1 million in 2023, 2022, and 2021, respectively, and is compromised of the aforementioned Core and 401(k) match defined contribution benefits.

The Company made cash contributions totaling $61.0 million in 2023, $67.8 million in 2022 and $35.7 million in 2021.

PENSION AND OTHER BENEFIT PLANS — The Company sponsors pension plans covering most domestic hourly and certain executive employees, and approximately 12,673 foreign employees. Benefits are generally based on salary and years of service, except for U.S. collective bargaining employees whose benefits are based on a stated amount for each year of service.

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

In addition to the multi-employer plans, various other defined contribution plans are sponsored worldwide. As of December 30, 2023 and December 31, 2022, the Company had $104.7 million and $95.6 million, respectively, of liabilities pertaining to an unfunded supplemental defined contribution plan for certain U.S. employees.

The expense (benefit) for defined contribution plans, aside from the earlier discussed ESOP plans, are as follows:

(Millions of Dollars)	2023	2022	2021
Multi-employer plan expense	$3.5	$6.0	$7.1
Other defined contribution plan expense (benefit)	$43.3	$(2.4)	$28.6

The components of net periodic pension expense (benefit) are as follows:

	U.S. Plans			Non-U.S. Plans
(Millions of Dollars)	2023	2022	2021	2023	2022	2021
Service cost	$8.1	$6.2	$6.5	$11.2	$15.1	$17.6
Interest cost	54.7	33.6	23.0	43.4	22.9	16.7
Expected return on plan assets	(62.1)	(60.9)	(54.9)	(41.5)	(37.7)	(39.9)
Amortization of prior service cost (credit)	0.8	0.9	1.1	(0.7)	(0.7)	(0.8)
Actuarial loss amortization	8.9	5.9	9.2	3.4	7.9	12.2
Special termination benefit	—	—	—	0.3	—	—
Settlement / curtailment loss	0.3	0.2	0.4	0.7	0.2	0.7
Net periodic pension expense (benefit)	$10.7	$(14.1)	$(14.7)	$16.8	$7.7	$6.5

The Company provides medical and dental benefits for certain retired employees in the United States, Brazil, and Canada. Approximately 18,220 participants are covered under these plans. Net periodic post-retirement benefit expense was comprised of the following:

	Other Benefit Plans
(Millions of Dollars)	2023	2022	2021
Service cost	$0.3	$0.3	$0.4
Interest cost	2.0	1.5	0.9
Amortization of prior service credit	0.1	—	(0.7)
Actuarial (gain) loss amortization	(1.4)	(0.7)	—
Settlement / curtailment gain	—	(0.4)	—
Special termination benefit	—	6.9	—
Net periodic post-retirement expense	$1.0	$7.6	$0.6

The components of net periodic post-retirement benefit expense other than the service cost component are included in Other, net in the Consolidated Statements of Operations.

Changes in plan assets and benefit obligations recognized in Accumulated other comprehensive loss in 2023 are as follows:

(Millions of Dollars)	2023
Current year actuarial loss	$28.8
Amortization of actuarial loss	(11.1)
Prior service cost from plan amendments	—
Settlement / curtailment loss	(1.0)
Currency / other	8.0
Total gain recognized in Accumulated other comprehensive loss (pre-tax)	$24.7

The changes in the pension and other post-retirement benefit obligations, fair value of plan assets, as well as amounts recognized in the Consolidated Balance Sheets, are shown below.

	U.S. Plans		Non-U.S. Plans		Other Benefits
(Millions of Dollars)	2023	2022	2023	2022	2023	2022
Change in benefit obligation
Benefit obligation at end of prior year	$1,083.5	$1,458.2	$931.0	$1,490.4	$42.8	$50.3
Service cost	8.1	6.2	11.2	15.1	0.3	0.3
Interest cost	54.7	33.6	43.4	22.9	2.0	1.5
Special termination benefit	—	—	0.3	—	—	6.9
Settlements/curtailments	(5.6)	(10.7)	(7.6)	(4.4)	—	(0.4)
Actuarial loss (gain)	40.2	(314.7)	26.6	(409.5)	(2.3)	(9.5)
Plan amendments	—	0.7	—	0.1	—	0.4
Foreign currency exchange rate changes	—	—	46.5	(133.1)	0.3	(0.2)
Participant contributions	—	—	0.2	0.2	—	—
Acquisitions, divestitures, and other	(7.7)	(4.5)	(2.7)	2.2	—	—
Benefits paid	(82.9)	(85.3)	(49.8)	(52.9)	(7.9)	(6.5)
Benefit obligation at end of year	$1,090.3	$1,083.5	$999.1	$931.0	$35.2	$42.8
Change in plan assets
Fair value of plan assets at end of prior year	$967.3	$1,340.1	$783.4	$1,226.6	$—	$—
Actual return on plan assets	93.4	(279.0)	50.1	(281.3)	—	—
Participant contributions	—	—	0.2	0.2	—	—
Employer contributions	14.7	7.0	19.6	18.4	7.9	6.5
Settlements	(5.6)	(11.0)	(11.3)	(4.4)	—	—
Foreign currency exchange rate changes	—	—	41.5	(121.0)	—	—
Acquisitions, divestitures, and other	(7.7)	(4.5)	(2.7)	(2.2)	—	—
Benefits paid	(82.9)	(85.3)	(49.8)	(52.9)	(7.9)	(6.5)
Fair value of plan assets at end of plan year	$979.2	$967.3	$831.0	$783.4	$—	$—
Funded status — assets less than benefit obligation	$(111.1)	$(116.2)	$(168.1)	$(147.6)	$(35.2)	$(42.8)
Unrecognized prior service cost (credit)	2.1	2.9	(13.9)	(13.8)	0.4	0.4
Unrecognized net actuarial loss (gain)	233.0	233.2	170.2	143.1	(19.6)	(18.3)
Net amount recognized	$124.0	$119.9	$(11.8)	$(18.3)	$(54.4)	$(60.7)

	U.S. Plans		Non-U.S. Plans		Other Benefits
(Millions of Dollars)	2023	2022	2023	2022	2023	2022
Amounts recognized in the Consolidated Balance Sheets
Prepaid benefit cost (non-current)	$—	$4.1	$88.7	$67.7	$—	$—
Current benefit liability	(5.6)	(6.1)	(10.9)	(9.5)	(7.6)	(8.9)
Non-current benefit liability	(105.5)	(114.2)	(245.9)	(205.8)	(27.6)	(33.9)
Net liability recognized	$(111.1)	$(116.2)	$(168.1)	$(147.6)	$(35.2)	$(42.8)

Accumulated other comprehensive loss (pre-tax):
Prior service cost (credit)	$2.1	$2.9	$(13.9)	$(13.8)	$0.4	$0.4
Actuarial loss (gain)	233.0	233.2	170.2	143.1	(19.6)	(18.3)
	235.1	236.1	156.3	129.3	(19.2)	(17.9)
Net amount recognized	$124.0	$119.9	$(11.8)	$(18.3)	$(54.4)	$(60.7)

Actuarial gains and losses reflected in the table above are driven by changes in demographic experience, changes in assumptions, and differences in actual returns on investments compared to estimated returns from the prior year. For the year ended December 30, 2023, the increase in the benefit obligation is primarily driven by the decline in the single equivalent discount rate used to measure these obligations. These actuarial losses were partially offset by a slightly improved funded position, as the actual return on plan assets during the year exceeded the estimated return, along with updated mortality and inflation rate projections which slightly reduced the projected obligation.
The accumulated benefit obligation for all benefit plans was $2.084 billion at December 30, 2023 and $2.023 billion at December 31, 2022. The following table provides information regarding pension plans in which accumulated benefit obligations exceed plan assets as of December 30, 2023 and December 31, 2022:

	U.S. Plans		Non-U.S. Plans
(Millions of Dollars)	2023	2022	2023	2022
Accumulated benefit obligation	$1,090.3	$982.3	$249.9	$208.7
Fair value of plan assets	$979.1	$862.0	$31.5	$25.7
The following table provides information regarding pension plans in which projected benefit obligations (inclusive of anticipated future compensation increases) exceed plan assets as of December 30, 2023 and December 31, 2022:

	U.S. Plans		Non-U.S. Plans
(Millions of Dollars)	2023	2022	2023	2022
Projected benefit obligation	$1,090.3	$982.3	$304.5	$266.7
Fair value of plan assets	$979.1	$862.0	$47.8	$51.3

The major assumptions used in valuing pension and post-retirement plan obligations and net costs were as follows:

	Pension Benefits
	U.S. Plans			Non-U.S. Plans			Other Benefits
	2023	2022	2021	2023	2022	2021	2023	2022	2021
Weighted-average assumptions used to determine benefit obligations at year end:
Discount rate	5.04%	5.36%	2.80%	4.43%	4.70%	1.78%	5.45%	5.47%	2.84%
Rate of compensation increase	—	—	3.00%	3.52%	3.64%	3.56%	—	—	—
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate - service cost	5.58%	3.14%	2.95%	5.23%	2.67%	1.41%	6.64%	4.41%	4.42%
Discount rate - interest cost	5.23%	2.28%	1.68%	4.67%	1.69%	1.06%	5.37%	2.25%	1.60%
Rate of compensation increase	—	3.00%	3.00%	3.64%	3.57%	3.27%	—	—	—
Expected return on plan assets	6.70%	4.69%	4.75%	5.29%	3.41%	3.25%	—	—	—
The expected rate of return on plan assets is determined considering the returns projected for the various asset classes and the relative weighting for each asset class. The Company will use a 5.99% weighted-average expected rate of return assumption to determine the 2024 net periodic benefit cost.
PENSION PLAN ASSETS — Plan assets are invested in equity securities, government and corporate bonds and other fixed income securities, money market instruments and insurance contracts. The Company’s worldwide asset allocations at December 30, 2023 and December 31, 2022 by asset category and the level of the valuation inputs within the fair value hierarchy established by ASC 820, Fair Value Measurement, were as follows:

Asset Category (Millions of Dollars)	2023	Level 1	Level 2
Cash and cash equivalents	$40.9	$25.8	$15.1
Equity securities
U.S. equity securities	191.5	63.5	128.0
Foreign equity securities	119.7	34.7	85.0
Fixed income securities
Government securities	646.0	239.8	406.2
Corporate securities	736.5	—	736.5
Insurance contracts	39.6	—	39.6
Other	36.0	—	36.0
Total	$1,810.2	$363.8	$1,446.4

Asset Category (Millions of Dollars)	2022	Level 1	Level 2
Cash and cash equivalents	$42.3	$28.2	$14.1
Equity securities
U.S. equity securities	181.9	66.2	115.7
Foreign equity securities	123.3	33.0	90.3
Fixed income securities
Government securities	619.3	236.7	382.6
Corporate securities	702.5	—	702.5
Insurance contracts	36.7	—	36.7
Other	44.7	—	44.7
Total	$1,750.7	$364.1	$1,386.6
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

The Company's investment strategy for pension assets focuses on a liability-matching approach with gradual de-risking taking place over a period of many years. The Company utilizes the current funded status to transition the portfolio toward investments that better match the duration and cash flow attributes of the underlying liabilities. Assets approximating 50% of the Company's current pension liabilities have been invested in fixed income securities, using a liability / asset matching duration strategy, with the primary goal of mitigating exposure to interest rate movements and preserving the overall funded status of the underlying plans. Plan assets are broadly diversified and are invested to ensure adequate liquidity for immediate- and medium-term benefit payments. The Company’s target asset allocations include approximately 10%-30% in equity securities, approximately 60%-80% in fixed income securities and approximately 10% in other securities. The funded status percentage (total plan assets divided by total projected benefit obligation) of all global pension plans was 87% in 2023, 2022, and 2021.

CONTRIBUTIONS — The Company’s funding policy for its defined benefit plans is to contribute amounts determined annually on an actuarial basis to provide for current and future benefits in accordance with federal law and other regulations. The Company expects to contribute approximately $35 million to its pension and other post-retirement benefit plans in 2024.

EXPECTED FUTURE BENEFIT PAYMENTS — Benefit payments, inclusive of amounts attributable to estimated future employee service, are expected to be paid over the next 10 years as follows:

(Millions of Dollars)	Total	Year 1	Year 2	Year 3	Year 4	Year 5	Years 6-10
Future payments	$1,489.8	$160.1	$149.8	$149.5	$148.6	$148.4	$733.4
These benefit payments will be funded through a combination of existing plan assets, the returns on those assets, and amounts to be contributed in the future by the Company.

HEALTH CARE COST TRENDS — The weighted-average annual assumed rate of increase in the per-capita cost of covered benefits (i.e., health care cost trend rate) is assumed to be 6.6% for 2023, reducing gradually to 4.9% by 2032 and remaining at that level thereafter.

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
Recurring Fair Value Measurements

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis for each of the hierarchy levels:

(Millions of Dollars)	Total Carrying Value	Level 1	Level 2	Level 3
December 30, 2023
Money market fund	$12.3	$12.3	$—	$—
Deferred compensation plan investments	$20.2	$20.2	$—	$—
Derivative assets	$8.5	$—	$8.5	$—
Derivative liabilities	$17.9	$—	$17.9	$—
Non-derivative hedging instrument	$399.7	$—	$399.7	$—
Contingent consideration liability	$208.8	$—	$—	$208.8
December 31, 2022
Money market fund	$9.4	$9.4	$—	$—
Equity security	$3.2	$3.2	$—	$—
Deferred compensation plan investments	$19.0	$19.0	$—	$—
Derivative assets	$12.2	$—	$12.2	$—
Derivative liabilities	$16.1	$—	$16.1	$—
Contingent consideration liability	$268.7	$—	$—	$268.7
The following table provides information about the Company's financial assets and liabilities not carried at fair value:

	December 30, 2023		December 31, 2022
(Millions of Dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
Other investments	$6.0	$5.8	$9.3	$9.3
Long-term debt, including current portion	$6,102.1	$5,512.8	$5,354.1	$4,662.9
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
The long-term debt instruments are considered Level 2 instruments and are measured using a discounted cash flow analysis based on the Company’s marginal borrowing rates. The differences between the carrying values and fair values of long-term debt are attributable to the stated interest rates differing from the Company's marginal borrowing rates. The fair values of the Company's variable rate short-term borrowings approximate their carrying values at December 30, 2023 and December 31, 2022.
As part of the Craftsman® brand acquisition in March 2017, the Company recorded a contingent consideration liability representing the Company's obligation to make future payments to Transform Holdco, LLC, which operates Sears and Kmart retail locations, of between 2.5% and 3.5% on sales of Craftsman products in new Stanley Black & Decker, Inc. channels through March 2032. During the year ended December 30, 2023, the Company paid $42.0 million for royalties owed. The Company will continue making future payments quarterly through the second quarter of 2032. The estimated fair value of the contingent consideration liability is determined using a discounted cash flow analysis taking into consideration future sales projections, forecasted payments to Transform Holdco, LLC, based on contractual royalty rates, and the related tax impacts. The estimated fair value of the contingent consideration liability was $208.8 million and $268.7 million as of December 30, 2023 and December 31, 2022, respectively. Adjustments to the contingent consideration liability, with the exception of cash payments, are recorded in SG&A in the Consolidated Statements of Operations. A 100-basis point reduction in the discount rate would result in an increase to the liability of approximately $6.4 million as of December 30, 2023.
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

Non-Recurring Fair Value Measurements
As previously discussed, the Company recorded an impairment charge in the fourth quarter of 2023 as a result of entering into an agreement to sell the Infrastructure business and an impairment charge in 2022 relating to the Oil & Gas business, both of which are considered Level 3 fair value measurements. Refer to Note T, Divestitures for further discussion.
Furthermore, as previously discussed, the Company recorded an impairment charge in the third quarter of 2023 related to the Irwin and Troy-Bilt trade names, which is considered a Level 3 fair value measurement. Refer to Note F, Goodwill and Intangible Assets. The Company had no other significant non-recurring fair value measurements, nor any other financial assets or liabilities measured using Level 3 inputs, during 2023 or 2022.

N. OTHER COSTS AND EXPENSES
Other, net is primarily comprised of intangible asset amortization expense, currency-related gains or losses, environmental remediation expense, deal costs and related consulting costs, and certain pension gains or losses. Other, net amounted to $320.1 million, $274.8 million and $189.5 million for fiscal years 2023, 2022 and 2021, respectively. The year-over-year increases are driven by higher pension and environmental remediation costs as well as write-downs on certain investments, partially offset by income related to providing transition services to previously divested businesses.
Research and development costs, which are classified in SG&A, were $362.0 million, $357.4 million and $276.3 million for fiscal years 2023, 2022 and 2021, respectively.

O. RESTRUCTURING CHARGES
A summary of the restructuring reserve activity from December 31, 2022 to December 30, 2023 is as follows:

(Millions of Dollars)	December 31, 2022	Net Additions	Usage	Currency	December 30, 2023
Severance and related costs	$57.0	$20.3	$(51.1)	$(0.4)	$25.8
Facility closures and other	5.3	19.1	(21.3)	—	3.1
Total	$62.3	$39.4	$(72.4)	$(0.4)	$28.9

During 2023, the Company recognized net restructuring charges of $39.4 million, primarily related to severance and facility closures associated with the footprint rationalization actions under the supply chain transformation.
The majority of the $28.9 million of reserves remaining as of December 30, 2023 is expected to be utilized within the next 12 months.

Segments: The $39.4 million of net restructuring charges for the year ended December 30, 2023 includes: $31.3 million pertaining to the Tools & Outdoor segment; $0.9 million pertaining to the Industrial segment; and $7.2 million pertaining to Corporate.

P. BUSINESS SEGMENTS AND GEOGRAPHIC AREAS
The Company’s operations are classified into two reportable business segments: Tools & Outdoor and Industrial.
The Tools & Outdoor segment is comprised of the Power Tools Group ("PTG"), Hand Tools, Accessories & Storage ("HTAS") and Outdoor Power Equipment ("Outdoor") product lines. The PTG product line includes both professional and consumer products. Professional products, primarily under the DEWALT® brand, include professional grade corded and cordless electric power tools and equipment including drills, impact wrenches and drivers, grinders, saws, routers and sanders, as well as pneumatic tools and fasteners including nail guns, nails, staplers and staples, and concrete and masonry anchors. DIY and tradesperson focused products include corded and cordless electric power tools sold primarily under the CRAFTSMAN® brand, and consumer home products such as hand-held vacuums, paint tools and cleaning appliances primarily under the BLACK+DECKER® brand. The HTAS product line sells hand tools, power tool accessories and storage products. Hand tools include measuring, leveling and layout tools, planes, hammers, demolition tools, clamps, vises, knives, saws, chisels and industrial and automotive tools. Power tool accessories include drill bits, screwdriver bits, router bits, abrasives, saw blades and threading products. Storage products include tool boxes, sawhorses, medical cabinets and engineered storage solution products.

The Outdoor product line primarily sells corded and cordless electric lawn and garden products, including hedge trimmers, string trimmers, lawn mowers, pressure washers and related accessories, and gas powered lawn and garden products, including lawn tractors, zero turn ride on mowers, walk behind mowers, snow blowers, residential robotic mowers, utility terrain vehicles (UTVs), hand-held outdoor power equipment, garden tools, and parts and accessories to professionals and consumers under the DEWALT®, CRAFTSMAN®, CUB CADET®, BLACK+DECKER®, and HUSTLER® brand names.
The Industrial segment is comprised of the Engineered Fastening and Infrastructure businesses. The Engineered Fastening business primarily sells highly engineered components such as fasteners, fittings and various engineered products, which are designed for specific application across multiple verticals. The product lines include externally threaded fasteners, blind rivets and tools, blind inserts and tools, drawn arc weld studs and systems, engineered plastic and mechanical fasteners, self-piercing riveting systems, precision nut running systems, micro fasteners, high-strength structural fasteners, axel swage, latches, heat shields, pins, and couplings. The Infrastructure business designs, manufactures, and sells attachments, typically used on excavators, and handheld hydraulic and battery-powered tools for applications in infrastructure, construction, scrap recycling, demolition, and railroad infrastructure.
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

BUSINESS SEGMENTS

(Millions of Dollars)	2023	2022	2021
Net Sales
Tools & Outdoor	$13,367.1	$14,423.7	$12,817.4
Industrial	2,414.0	2,523.4	2,463.1
Corporate Overhead	—	0.3	0.8
Consolidated	$15,781.1	$16,947.4	$15,281.3
Segment Profit
Tools & Outdoor	$687.6	$971.9	$1,985.4
Industrial	266.5	236.2	256.6
Segment Profit	954.1	1,208.1	2,242.0
Corporate Overhead	(312.2)	(294.0)	(342.9)
Other, net	(320.1)	(274.8)	(189.5)
Loss on sales of businesses	(10.8)	(8.4)	(0.6)
Restructuring charges	(39.4)	(140.8)	(14.5)
Gain on equity method investment	—	—	68.0
Asset impairment charges	(274.8)	(168.4)	—
Interest income	186.9	54.7	9.8
Interest expense	(559.4)	(338.5)	(185.4)
(Loss) earnings from continuing operations before income taxes and equity interest	$(375.7)	$37.9	$1,586.9
Capital and Software Expenditures
Tools & Outdoor	$264.7	$438.5	$375.8
Industrial	74.0	85.6	123.3
Discontinued operations	—	6.3	20.0
Consolidated	$338.7	$530.4	$519.1
Depreciation and Amortization
Tools & Outdoor	$453.5	$387.6	$312.9
Industrial	171.6	184.2	201.4
Discontinued operations	—	0.4	62.8
Consolidated	$625.1	$572.2	$577.1

Segment Assets	December 30, 2023	December 31, 2022
Tools & Outdoor	$18,960.8	$20,202.0
Industrial	4,081.7	5,284.8
	23,042.5	25,486.8
Assets held for sale	857.6	—
Corporate assets	(236.3)	(523.5)
Consolidated	$23,663.8	$24,963.3

Corporate Overhead includes the corporate overhead element of SG&A, which is not allocated to the business segments.

Corporate assets primarily consist of cash, deferred taxes, property, plant and equipment and right-of-use lease assets. Based on the nature of the Company's cash pooling arrangements, at times corporate-related cash accounts will be in a net liability position.

Lowe's accounted for approximately 14%, 15% and 15% of the Company's consolidated net sales in 2023, 2022 and 2021, respectively, while The Home Depot accounted for approximately 13%, 13% and 15% of the Company's consolidated net sales in 2023, 2022 and 2021, respectively.

As described in Note A, Significant Accounting Policies, the Company recognizes revenue at a point in time from the sale of tangible products or over time depending on when the performance obligation is satisfied. For the years ended December 30, 2023, December 31, 2022, and January 1, 2022, the majority of the Company’s revenue was recognized at the time of sale. The percent of total segment revenue recognized over time for the Industrial segment for the years ended December 30, 2023, December 31, 2022 and January 1, 2022 was 2.2%, 4.6% and 6.6%, respectively.

The following table is a further disaggregation of the Industrial segment revenue for the years ended December 30, 2023, December 31, 2022 and January 1, 2022:

(Millions of Dollars)	2023	2022	2021
Engineered Fastening	$1,965.4	$1,874.8	$1,842.1
Infrastructure	448.6	648.6	621.0
Industrial	$2,414.0	$2,523.4	$2,463.1

GEOGRAPHIC AREAS

(Millions of Dollars)	2023	2022	2021
Net Sales
United States	$9,861.3	$10,733.1	$9,073.1
Canada	761.5	835.7	696.0
Other Americas	870.9	839.4	833.6
Europe	3,024.7	3,154.7	3,336.0
Asia	1,262.7	1,384.5	1,342.6
Consolidated	$15,781.1	$16,947.4	$15,281.3

(Millions of Dollars)	December 30, 2023	December 31, 2022
Property, Plant & Equipment, net
United States	$1,306.5	$1,465.8
Canada	7.2	7.4
Other Americas	253.2	249.8
Europe	300.0	303.6
Asia	303.0	326.5
Consolidated	$2,169.9	$2,353.1

Q. INCOME TAXES

Significant components of the Company’s deferred tax assets and liabilities from continuing operations, excluding 2023 amounts classified as held for sale, at the end of each fiscal year were as follows:

(Millions of Dollars)	2023	2022
Deferred tax liabilities:
Depreciation	$114.6	$160.1
Intangible assets	817.7	907.5
Liability on undistributed foreign earnings	14.8	45.4
Lease right-of-use asset	126.5	108.2
Inventory	32.6	59.4
Other	44.2	46.7
Total deferred tax liabilities	$1,150.4	$1,327.3
Deferred tax assets:
Employee benefit plans	$154.8	$130.9
Basis differences in liabilities	100.8	104.0
Operating loss, capital loss and tax credit carryforwards	826.5	817.4
Lease liability	129.1	110.4
Intangible assets	681.3	556.8
Basis difference in debt obligations	249.1	268.0
Capitalized research and development costs	194.6	134.7
Interest expense carryforward	152.7	27.7
Other	159.1	176.6
Total deferred tax assets	$2,648.0	$2,326.5
Net Deferred Tax Asset before Valuation Allowance	$1,497.6	$999.2
Valuation Allowance	$(1,046.9)	$(1,032.5)
Net Deferred Tax Asset/ (Liability) after Valuation Allowance	$450.7	$(33.3)
The increase in intangible deferred tax assets relates to an intra-entity asset transfer of certain intangible assets from a wholly-owned, non-U.S. subsidiary to another wholly-owned, non-U.S. subsidiary located in the United Kingdom in order to better align with current and future business operations. The transfer resulted in a step-up in tax basis driven by the fair value of the transferred intellectual property (“IP”), which was determined using an income approach taking into consideration future revenue projections, royalty rates and discount rates. The Company expects to realize the deferred tax asset recorded as a result of the IP transfer and will periodically assess such realizability. The tax-deductible amortization related to the transferred IP will be recognized over a 20-year period.
A valuation allowance is recorded on certain deferred tax assets if it has been determined it is more likely than not that all or a portion of these assets will not be realized. The Company recorded a valuation allowance of $1,046.9 million and $1,032.5 million on deferred tax assets existing as of December 30, 2023 and December 31, 2022, respectively. The valuation allowances in 2023 and 2022 are primarily attributable to foreign and state net operating loss carryforwards, certain intangible assets unrelated to the IP transfer discussed above, foreign capital loss carryforwards, and state tax credits.
As of December 30, 2023, the Company has approximately $4.6 billion of unremitted foreign earnings and profits. Of the total amount, the Company has provided for deferred taxes of $14.8 million on approximately $1.0 billion, which is not indefinitely reinvested primarily due to the changes brought about by the Tax Cuts and Jobs Act. The Company otherwise continues to consider the remaining undistributed earnings of its foreign subsidiaries to be permanently reinvested based on its current plans for use outside of the U.S. and accordingly no taxes have been provided on such earnings. The cash held by the Company’s non-U.S. subsidiaries for indefinite reinvestment is generally used to finance foreign operations and investments, including acquisitions. The income taxes applicable to such earnings and other outside basis differences are not readily determinable or practicable to calculate.
As of December 30, 2023, the Company has approximately $1.5 billion and $3.1 billion of net operating loss carryforwards available to reduce future tax obligations in certain U.S. state and foreign jurisdictions, respectively. The Company’s foreign net operating loss carryforwards primarily relate to its subsidiaries’ operations in Luxembourg ($2.4 billion), France ($202.5 million), Germany ($168.4 million), Brazil ($106.1 million), and other foreign jurisdictions ($218.4 million). The net operating loss carryforwards have various expiration dates beginning in 2024 with certain jurisdictions having indefinite carryforward periods. The foreign capital loss carryforwards of $40.3 million as of December 30, 2023 have indefinite carryforward periods.

U.S. foreign tax credit carryforward balance as of December 30, 2023 totaled $1.6 million with various expiration dates beginning in 2033. State tax credit carryforward balance as of December 30, 2023 totaled $19.3 million. The carryforward balance is made up of various credit types spanning multiple state taxing jurisdictions and various expiration dates beginning in 2024.
The components of (loss) earnings from continuing operations before income taxes and equity interest consisted of the following:

(Millions of Dollars)	2023	2022	2021
United States	$(1,385.0)	$(1,233.8)	$(77.7)
Foreign	1,009.3	1,271.7	1,664.6
(Loss) earnings before income taxes and equity interest	$(375.7)	$37.9	$1,586.9
Income taxes on continuing operations consisted of the following:

(Millions of Dollars)	2023	2022	2021
Current:
Federal	$5.8	$(79.0)	$0.3
Foreign	307.4	248.6	388.0
State	17.1	(16.7)	31.8
Total current	$330.3	$152.9	$420.1
Deferred:
Federal	$(158.2)	$(61.2)	$(124.7)
Foreign	(218.3)	(222.5)	(210.1)
State	(47.8)	(1.6)	(30.2)
Total deferred	(424.3)	(285.3)	(365.0)
Income taxes	$(94.0)	$(132.4)	$55.1
Net income taxes paid for continuing operations during 2023, 2022 and 2021 were $415.2 million, $482.6 million and $441.8 million, respectively. The 2023, 2022 and 2021 amounts include refunds of $25.3 million, $41.8 million and $50.1 million, respectively.

The reconciliation of the U.S. federal statutory income tax provision to Income taxes on continuing operations in the Consolidated Statements of Operations is as follows:

(Millions of Dollars)	2023	2022	2021
Tax at statutory rate	$(78.9)	$8.0	$333.2
State income taxes, net of federal benefits	(23.6)	(19.3)	1.4
Foreign tax rate differential	(48.0)	(28.8)	(63.5)
Uncertain tax benefits	30.5	26.3	49.6
Change in valuation allowance	33.5	(25.1)	(11.9)
Change in deferred tax liabilities on undistributed foreign earnings	—	12.8	23.1
Stock-based compensation	8.2	7.3	(6.3)
Change in tax rates	0.2	(5.5)	(31.1)
Tax credits	(13.8)	(8.8)	(6.7)
U.S. federal tax expense (benefit) on foreign earnings	61.1	55.7	(118.1)
Intra-entity asset transfer of intellectual property	(131.3)	(153.3)	(114.2)
Withholding taxes	38.9	5.4	12.0
Impairment on assets held for sale	30.4	—	—
Other	(1.2)	(7.1)	(12.4)
Income taxes	$(94.0)	$(132.4)	$55.1
The Company conducts business globally and, as a result, files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course, the Company is subject to examinations by taxing authorities throughout the world. The Internal Revenue Service is currently examining the Company's consolidated U.S. income tax returns for the 2017 through 2019 tax years. With few exceptions, as of December 30, 2023, the Company is no longer subject to U.S. federal, state, local, or foreign examinations by tax authorities for years before 2012.
The Company’s liabilities for unrecognized tax benefits relate to U.S. and various foreign jurisdictions. The following table summarizes the activity related to the unrecognized tax benefits from continuing operations:

(Millions of Dollars)	2023	2022	2021
Balance at beginning of year	$502.7	$487.7	$428.3
Additions based on tax positions related to current year	20.9	27.2	33.6
Additions based on tax positions related to prior years	20.4	41.1	53.5
Reductions based on tax positions related to prior years	(8.2)	(37.8)	(17.2)
Settlements	(16.2)	(7.0)	(1.3)
Statute of limitations expirations	(16.8)	(8.5)	(9.2)
Reclassification to long-term liabilities held for sale	(21.5)	—	—
Balance at end of year	$481.3	$502.7	$487.7

The gross unrecognized tax benefits from continuing operations at December 30, 2023 and December 31, 2022 include $475.7 million and $496.0 million, respectively, of tax benefits that, if recognized, would impact the effective tax rate. The liability for potential penalties and interest related to unrecognized tax benefits from continuing operations, excluding 2023 amounts reclassified to liabilities held for sale, increased by $15.5 million in 2023, decreased by $11.2 million in 2022 and increased by $9.6 million in 2021. The liability for potential penalties and interest totaled $64.3 million as of December 30, 2023, $48.8 million as of December 31, 2022, and $60.0 million as of January 1, 2022. The Company classifies all tax-related interest and penalties as income tax expense.

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

(Millions of Dollars)	December 30, 2023	December 31, 2022
Right-of-use assets	$502.9	$431.5
Lease liabilities	$506.6	$440.5
Weighted-average incremental borrowing rate	4.6%	3.6%
Weighted-average remaining term	7 years	6 years
Right-of-use assets are included within Other assets in the Consolidated Balance Sheets, while lease liabilities are included within Accrued expenses and Other liabilities, as appropriate. The Company determines its incremental borrowing rate based on interest rates from its debt issuances, taking into consideration adjustments for collateral, lease terms and foreign currency. As of December 30, 2023, $19.4 million and $19.5 million of right-of-use assets and lease liabilities, respectively, were reclassified to held for sale due to the pending divestiture of the Infrastructure business.
As a result of acquiring right-of-use assets from new leases entered into during the years ended December 30, 2023 and December 31, 2022, the Company's lease liabilities increased approximately $206.1 million and $115.8 million, respectively. The Company has variable rate leases for certain manufacturing facilities, distribution centers and office buildings in which the periodic rental payments vary based on benchmark interest rates.

The following is a summary of the Company's total lease cost for the years ended December 30, 2023, December 31, 2022, and January 1, 2022:

(Millions of Dollars)	2023	2022	2021
Operating lease cost	$144.0	$147.1	$126.3
Short-term lease cost	31.2	27.6	25.5
Variable lease cost	11.2	5.9	5.9
Sublease income	(3.2)	(2.5)	(1.3)
Total lease cost	$183.2	$178.1	$156.4

During 2023, 2022 and 2021, the Company paid $128.3 million, $124.1 million, and $110.8 million respectively, relating to leases included in the measurement of its lease liability and right-of-use asset.

The following is a summary of the Company's future lease obligations on an undiscounted basis at December 30, 2023:

(Millions of Dollars)	Total	2024	2025	2026	2027	2028	Thereafter
Lease obligations	$613.0	$135.4	$105.7	$90.5	$69.5	$56.3	$155.6

The amounts above include undiscounted future lease obligations related to the pending divestiture of the Infrastructure business totaling $21.1 million; $4.7 million in 2024, $4.5 million in 2025, $4.5 million in 2026, $4.1 million in 2027, $1.9 million in 2028, and $1.4 million thereafter.

The following is a summary of the Company’s future marketing commitments at December 30, 2023:

(Millions of Dollars)	Total	2024	2025	2026	2027	2028	Thereafter
Marketing commitments	$72.5	$37.9	$18.6	$16.0	$—	$—	$—

As of December 30, 2023, the Company had unrecognized commitments that require the future purchase of goods or services (unconditional purchase obligations) to provide it with access to products and services at competitive prices. These obligations consist of supplier agreements with long-term minimum material purchase requirements and freight forwarding arrangements with minimum quantity commitments. The following is a summary of the Company's unconditional purchase obligations related to these agreements at December 30, 2023:

(Millions of Dollars)	Total	2024	2025	2026	2027	2028	Thereafter
Supplier agreements	$199.1	$87.8	$44.0	$37.9	$22.1	$7.3	$—

The Company has arrangements with third-party financial institutions that offer voluntary supply chain finance ("SCF") programs. These arrangements enable certain of the Company’s suppliers, at the supplier’s sole discretion, to sell receivables due from the Company to the financial institutions on terms directly negotiated with the financial institutions. The Company negotiates commercial terms with its suppliers, including prices, quantities, and payment terms, regardless of suppliers’ decisions to finance the receivables due from the Company under these SCF programs. The Company has no economic interest in a supplier’s decision to participate in these SCF programs, and no direct financial relationship with the financial institutions, as it relates to these SCF programs. The amounts due to the financial institutions for suppliers that voluntarily participate in these SCF programs were presented within Accounts payable on the Company’s Consolidated Balance Sheets and totaled $528.1 million and $607.5 million as of  December 30, 2023 and December 31, 2022, respectively.

GUARANTEES — The Company's financial guarantees at December 30, 2023 are as follows:

(Millions of Dollars)	Term	Maximum Potential Payment	Carrying Amount of Liability
Guarantees on the residual values of leased properties	One to nine years	$157.4	$—
Standby letters of credit	Up to twenty years	185.5	—
Commercial customer financing arrangements	Up to six years	93.1	15.5
Total		$436.0	$15.5

The Company has guaranteed a portion of the residual values associated with certain of its variable rate leases. The lease guarantees are for an amount up to $157.4 million while the fair value of the underlying assets is estimated at $210.5 million. The related assets would be available to satisfy the guarantee obligations.

The Company has issued $185.5 million in standby letters of credit that guarantee future payments which may be required under certain insurance programs and in relation to certain environmental remediation activities described more fully in Note S, Contingencies.

The Company provides various limited and full recourse guarantees to financial institutions that provide financing to U.S. and Canadian Mac Tools distributors and franchisees for their initial purchase of the inventory and trucks necessary to function as a distributor and franchisee. In addition, the Company provides limited and full recourse guarantees to financial institutions that extend credit to certain end retail customers of its U.S. Mac Tools distributors and franchisees. The gross amount guaranteed in these arrangements is $93.1 million and the $15.5 million carrying value of the guarantees issued is recorded in Other liabilities in the Consolidated Balance Sheets.

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

The changes in the carrying amount of product warranties for the years ended December 30, 2023, December 31, 2022, and January 1, 2022 are as follows:

(Millions of Dollars)	2023	2022	2021
Balance beginning of period	$126.6	$134.5	$107.9
Warranties and guarantees issued	171.3	155.3	150.1
Warranties assumed in acquisitions	—	—	33.4
Warranty payments and currency	(161.2)	(163.2)	(156.9)
Balance end of period	$136.7	$126.6	$134.5

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
Government Investigations
On January 19, 2024, the Company was notified by the Compliance and Field Operations Division (the “Division”) of the Consumer Product Safety Commission that the Division intends to recommend the imposition of a civil penalty of approximately $32 million for alleged untimely reporting in relation to certain utility bars and miter saws that were subject to voluntary recalls in September 2019 and March 2022, respectively. The Company is currently evaluating and believes there are defenses to the Division’s claims, and the Company is cooperating with the Division. However, given the early stage of this matter, at this time, the Company is not in a position to assess the likelihood of any potential loss or adverse effect on its financial condition or to estimate the amount of potential loss, if any, from this matter.

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

Class Action Litigation

As previously disclosed, on March 24, 2023, a putative class action lawsuit titled Naresh Vissa Rammohan v. Stanley Black & Decker, Inc., et al., Case No. 3:23-cv-00369-KAD (the “Rammohan Class Action”), was filed in the United States District Court for the District of Connecticut against the Company and certain of the Company’s current and former officers and directors. The complaint was filed on behalf of a purported class consisting of all purchasers of Stanley Black & Decker common stock between October 28, 2021 and July 28, 2022, inclusive. The complaint asserts violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 based on allegedly false and misleading statements related to consumer demand for the Company’s products amid changing COVID-19 trends and macroeconomic conditions. The complaint seeks unspecified damages and an award of costs and expenses. On October 13, 2023, Lead Plaintiff General Retirement System of the City of Detroit filed an Amended Complaint that asserts the same claims and seeks the same forms of relief as the original complaint.

The Company intends to vigorously defend this action in all respects and on December 14, 2023 filed a motion to dismiss the Amended Complaint in its entirety. Briefing on that motion is expected to conclude in April 2024. Given the early stage of this litigation, at this time, the Company is not in a position to assess the likelihood of any potential loss or adverse effect on its financial condition or to estimate the amount or range of potential losses, if any, from this action.

Derivative Actions

As previously disclosed, on August 2, 2023 and September 20, 2023, derivative complaints were filed in the United States District Court for the District of Connecticut, titled Callahan v. Allan, et al., Case No. 3:23-cv-01028-OAW (the “Callahan Derivative Action”) and Applebaum v. Allan, et al., Case No. 3:23-cv-01234-OAW (the “Applebaum Derivative Action”), respectively, by putative stockholders against certain current and former directors and officers of the Company premised on the same allegations as the Rammohan Class Action. The Callahan and Applebaum Derivative Actions were consolidated by Court order on November 6, 2023 and defendants’ responses to both complaints have been stayed pending the disposition of any motions to dismiss in the Rammohan Class Action. The individual defendants intend to vigorously defend the Callahan and Applebaum Derivative Actions in all respects. However, given the early stage of this litigation, at this time, the Company is not in a position to assess the likelihood of any potential loss or adverse effect on its financial condition or to estimate the amount or range of potential losses, if any, from these actions.

On October 19, 2023, a derivative complaint was filed in Connecticut Superior Court, titled Vladimir Gusinsky Revocable Trust v. Allan, et al., Docket Number HHBCV236082260S, by a putative stockholder against certain current and former directors and officers of the Company. Plaintiff seeks to recover for alleged breach of fiduciary duties and unjust enrichment under Connecticut state law premised on the same allegations as the Rammohan Class Action. By Court order on November 11, 2023, the Connecticut Superior Court granted the parties’ motion to stay defendants’ response to the complaint pending the disposition of any motions to dismiss in the Rammohan Class Action. The individual defendants intend to vigorously defend this action in all respects. However, given the early stage of this litigation, at this time, the Company is not in a position to assess the likelihood of any potential loss or adverse effect on its financial condition or to estimate the amount or range of potential losses, if any, from this action.

Environmental
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
The Company, along with many other companies, has been named as a PRP in numerous administrative proceedings for the remediation of various waste sites, including 23 active Superfund sites. Current laws potentially impose joint and several liabilities upon each PRP. In assessing its potential liability at these sites, the Company has considered the following: whether responsibility is being disputed, the terms of existing agreements, experience at similar sites, and the Company’s volumetric contribution at these sites.
The Company’s policy is to accrue environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. If no amount in the range of probable loss is considered most likely, the minimum loss in the range is accrued. The amount of liability recorded is based on an evaluation of currently available facts with respect to each individual site and includes such factors as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. The liabilities recorded do not take into account any claims for recoveries from insurance or third parties. As assessments and remediation progress at individual sites, the amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. As of December 30, 2023 and December 31, 2022, the Company had reserves of $124.5 million and $129.3 million, respectively, for remediation activities associated with Company-owned properties, as well as for Superfund sites, for losses that are probable and estimable. Of the December 30, 2023 amount, $46.0 million is classified as current and $78.5 million as long-term which is expected to be paid over the estimated remediation period. As of December 30, 2023, the range of environmental remediation costs that is reasonably possible is $79.9 million to $226.8 million which is subject to change in the near term. The Company may be liable for environmental remediation of sites it no longer owns. Liabilities have been recorded on those sites in accordance with the Company's policy.

As of December 30, 2023, the Company has recorded $17.0 million in other assets related to funding received by the Environmental Protection Agency (“EPA”) and placed in a trust in accordance with the final settlement with the EPA, embodied in a Consent Decree approved by the United States District Court for the Central District of California on July 3, 2013. Per the Consent Decree, Emhart Industries, Inc. (a dissolved and liquidated former indirectly wholly-owned subsidiary of The Black & Decker Corporation) (“Emhart”) has agreed to be responsible for an interim remedy at a site located in Rialto, California and formerly operated by West Coast Loading Corporation (“WCLC”), a defunct company for which Emhart was alleged to be liable as a successor. The remedy will be funded by (i) the amounts received from the EPA as gathered from multiple parties, and, to the extent necessary, (ii) Emhart's affiliate. The interim remedy requires the construction of a water treatment facility and the filtering of ground water at or around the site for a period of approximately 30 years or more. As of December 30, 2023, the Company's net cash obligation associated with remediation activities, including WCLC assets, is $107.5 million.
The EPA also asserted claims in federal court in Rhode Island against Black & Decker and Emhart related to environmental contamination found at the Centredale Manor Restoration Project Superfund Site ("Centredale"), located in North Providence, Rhode Island. The EPA discovered a variety of contaminants at the site, including but not limited to, dioxins, polychlorinated biphenyls, and pesticides. The EPA alleged that Black & Decker and Emhart are liable for site clean-up costs under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") as successors to the liability of Metro-Atlantic, Inc., a former operator at the site, and demanded reimbursement of the EPA’s costs related to this site. Black & Decker and Emhart then vigorously litigated the issue of their liability for environmental conditions at the Centredale site, including completing trial on Phase 1 of the proceedings in late July 2015 and completing trial on Phase 2 of the proceedings in April 2017. On July 9, 2018, a Consent Decree was lodged with the United States District Court documenting the terms of a settlement between the Company and the United States for reimbursement of EPA's past costs and remediation of environmental contamination found at the Centredale site. The terms of the Consent Decree were subject to public comment and Court approval. After a full hearing on March 19, 2019, the Court approved and entered the Consent Decree on April 8, 2019. The settlement resolves outstanding issues relating to Phase 1 and 2 of the litigation with the United States. The Company is complying with the terms of the settlement. The District Court's entry of the Consent Decree was appealed by several PRPs at the site to the United States Court of Appeals for the First Circuit. The District Court's actions were affirmed by the First Circuit on February 17, 2021. Phase 3 of the litigation, is addressing the potential allocation of liability to other PRPs who may have contributed to contamination of the Centredale site with dioxins, polychlorinated biphenyls and other contaminants of concern. As of December 30, 2023, the Company has a remaining reserve of $24.9 million for this site.
The Company and approximately 47 other companies comprise the Lower Passaic Cooperating Parties Group (the “CPG”). The CPG members and other companies are parties to a May 2007 Administrative Settlement Agreement and Order on Consent (“AOC”) with the EPA to perform a remedial investigation/feasibility study (“RI/FS”) of the lower seventeen miles of the Lower Passaic River in New Jersey (the “River”). The Company’s potential liability stems from former operations in Newark, New Jersey. As an interim step related to the 2007 AOC, on June 18, 2012, the CPG members voluntarily entered into an AOC with the EPA for remediation actions focused solely at mile 10.9 of the River. The Company’s estimated costs related to the RI/FS and focused remediation action at mile 10.9, based on an interim allocation, are included in its environmental reserves. On April 11, 2014, the EPA issued a Focused Feasibility Study (“FFS”) and proposed plan which addressed various early action remediation alternatives for the lower 8.3 miles of the River. The EPA received public comment on the FFS and proposed plan (including comments from the CPG and other entities asserting that the FFS and proposed plan do not comply with CERCLA) which public comment period ended on August 20, 2014. The CPG submitted to the EPA a draft RI report in February 2015 and draft FS report in April 2015 for the entire lower seventeen miles of the River. On March 4, 2016, the EPA issued a Record of Decision ("ROD") selecting the remedy for the lower 8.3 miles of the River. The cleanup plan adopted by the EPA is now considered a final action for the lower 8.3 miles of the River and will include the removal of 3.5 million cubic yards of sediment, placement of a cap over the entire lower 8.3 miles of the River, and, according to the EPA, will cost approximately $1.4 billion and take 6 years to implement after the remedial design is completed. On September 30, 2016, Occidental Chemical Corporation ("OCC") entered into an agreement with the EPA to perform the remedial design for the cleanup plan for the lower 8.3 miles of the River. The remedial design is expected to be substantially completed in the first quarter of 2024. On June 30, 2018, OCC filed a complaint in the United States District Court for the District of New Jersey against over 100 companies, including the Company, seeking CERCLA cost recovery or contribution for past costs relating to various investigations and cleanups OCC has conducted or is conducting in connection with the River. According to the complaint, OCC has incurred or is incurring costs which include the estimated cost ($165 million) to complete the remedial design for the cleanup plan for the lower 8.3 miles of the River. OCC also seeks a declaratory judgment to hold the defendants liable for their proper shares of future response costs for OCC's ongoing activities in connection with the River. The Company and other defendants have answered the complaint and have been engaged in discovery with OCC. On February 24, 2021, the Company and other defendants filed a third party complaint against the Passaic Valley Sewerage Commissioners and forty-two municipalities to require those entities to pay their equitable share of response costs. On October 10, 2018, the EPA issued a letter directing the CPG to prepare a streamlined feasibility study for the upper 9 miles of the River based on an iterative approach using adaptive management strategies. The CPG submitted a revised draft Interim Remedy Feasibility Study to the EPA on December 4, 2020, which identified various targeted dredge and cap alternatives with costs that range from $420 million to $468 million (net present value). The EPA approved the Interim Remedy Feasibility Study on December 11, 2020. The EPA issued the Interim Remedy Proposed Plan on April 14, 2021 and the Interim Remedy ROD on September 28, 2021, selecting an alternative that the EPA estimates will cost $441 million (net present value). The CPG has substantially completed the RI/FS for the entire 17-mile River. The Company and 105 other parties received a letter dated March 31, 2016 from the EPA notifying such parties of potential liability for the costs of the cleanup of the lower 8.3 miles of the River and a letter dated March 30, 2017 stating that the EPA had offered 20 of the parties (not including the Company) an early cash out settlement. In a letter dated May 17, 2017, the EPA stated that these 20 parties did not discharge any of the eight hazardous substances identified as the contaminants of concern in the lower 8.3 mile ROD. In the March 30, 2017 letter, the EPA stated that other parties who did not discharge dioxins, furans or polychlorinated biphenyls (which are considered the contaminants of concern posing the greatest risk to human health or the environment) may also be eligible for cash out settlement, but expected those parties' allocation to be determined through a complex settlement analysis using a third-party allocator. The EPA subsequently clarified this statement to say that such parties would be eligible to be "funding parties" for the lower 8.3 mile remedial action with each party's share of the costs determined by the EPA based on the allocation process and the remaining parties would be "work parties" for the remedial action. The Company asserts that it did not discharge dioxins, furans or polychlorinated biphenyls and should be eligible to be a "funding party" for the lower 8.3 mile remedial action. The Company participated in the allocation process. The allocator selected by the EPA issued a confidential allocation report on December 28, 2020, which was reviewed by the EPA. As a result of the allocation process, on February 11, 2022, the EPA and certain parties (including the Company) reached an agreement in principle for a cash-out settlement for remediation of the entire 17-mile Lower Passaic River. On December 16, 2022, the United States lodged a Consent Decree with the United States District Court for the District of New Jersey in United States v. Alden Leeds, Inc. et al. (No. 2:22-cv-07326) that addresses the liability of 85 parties (including the Company) for an aggregate amount of $150 million based on the EPA-sponsored allocation report that found OCC 99.4% responsible for the cleanup costs of the River. The Consent Decree was subject to a 90-day public comment period, which ended March 22, 2023. On November 21, 2023, the United States informed the Court that it concluded, based on the public comments, that a small number of parties (not including the Company) should be removed from the settlement, that a change should be made to the United States’ reservation of rights (which was agreed to by the remaining settling parties) and that it intends to file a Motion to Enter the modified Consent Decree (without soliciting additional public comments) no later than January 31, 2024. On December 12, 2023, the Court ordered the United States to file the proposed modified Consent Decree on or before January 17, 2024 and its Motion to Enter the modified Consent Decree no later than January 31, 2024 and established a schedule to complete briefing by July 2024. After the United States moves to enter the modified Consent Decree the Court will enter or disapprove. On December 20, 2022, various defendants (including the Company) in the OCC litigation filed an unopposed motion to stay the litigation for six months which was granted by the Court on March 1, 2023. On March 2, 2023, the EPA issued a Unilateral Administrative Order requiring OCC to design the interim remedy for the upper 9 miles of the River (the “2023 UAO”). Notwithstanding the stay of the litigation commenced in 2018 (and two days after the public comment period on the Consent Decree closed), OCC filed a complaint named Occidental Chem. Corp. v. Givaudan Fragrances Corp., et al., No. 2:23‑cv-1699 at 2, 5 (D.N.J. Mar. 24, 2023) (the “2023 Litigation”) against forty parties (not including the Company) for recovery of past and future response costs it will incur in complying with the 2023 UAO. All of the defendants named in the 2023 Litigation are also defendants or third-party defendants in the litigation commenced in 2018. Pursuant to a settlement agreement by and among the Maxus Liquidating Trust, YPF and Repsol submitted to the bankruptcy court on April 7, 2023, YPF and Repsol will jointly pay a combined sum of $573 million to various creditors. Based on the waterfall payout of the bankruptcy plan, it is currently estimated that the CPG will receive approximately $9 million, which will be used either to offset future CPG costs, including EPA RI/FS oversight and legal and administrative costs, or to reimburse CPG members for a portion of their past contributions to the RI/FS costs. At this time, the Company cannot reasonably estimate its liability related to the litigation and remediation efforts, excluding the RI/FS and remediation actions at mile 10.9, as the OCC litigation is pending and the EPA settlement process has not been completed and requires court approval.

Per the terms of a Final Order and Judgment approved by the United States District Court for the Middle District of Florida on January 22, 1991, Emhart is responsible for a percentage of remedial costs arising out of the Kerr McGee Chemical Corporation Superfund Site located in Jacksonville, Florida. On March 15, 2017, the Company received formal notification from the EPA that the EPA had issued a ROD selecting the preferred alternative identified in the Proposed Cleanup Plan. On or about November 2, 2023, the Multistate Trust managing the remediation revised the estimated remediation costs for work to be performed in 2024, and the Company adjusted the reserve for its percentage share of such costs accordingly. As of December 30, 2023, the Company has reserved $28.2 million for this site.
The environmental liability for certain sites that have cash payments beyond the current year that are fixed or reliably determinable have been discounted using a rate of 4.4% to 5.5%, depending on the expected timing of disbursements. The discounted and undiscounted amount of the liability relative to these sites is $34.3 million and $47.0 million, respectively. The payments relative to these sites are expected to be $3.2 million in 2024, $3.2 million in 2025, $3.2 million in 2026, $2.4 million in 2027, $2.4 million in 2028, and $32.6 million thereafter.
The amount recorded for identified contingent liabilities is based on estimates. Amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. Actual costs to be incurred in future periods may vary from the estimates, given the inherent uncertainties in evaluating certain exposures. Subject to the imprecision in estimating future contingent liability costs, the Company does not expect that any sum it may have to pay in connection with these environmental matters in excess of the amounts recorded will have a materially adverse effect on its financial position, results of operations or liquidity.

T. DIVESTITURES

PENDING DIVESTITURE

Infrastructure business

In December 2023, the Company announced that it had entered into a definitive agreement for the sale of its Infrastructure business as part of the Company's strategic commitment to simplify and streamline its portfolio to focus on the core Tools & Outdoor and Industrial businesses. Based on management's commitment to sell this business, the assets and liabilities related to the Infrastructure business were classified as held for sale on the Company's Consolidated Balance Sheet as of December 30, 2023. This pending divestiture does not qualify for discontinued operations and therefore, its results are included in the Company's continuing operations within the Industrial segment for all periods presented.

Following is the pre-tax income for this business for the years ended December 30, 2023, December 31, 2022 and January 1, 2022:

(Millions of Dollars)	2023	2022	2021
Pre-tax income	$52.0	$54.3	$65.1

In addition, the Company recognized a $150.8 million pre-tax asset impairment charge in the fourth quarter of 2023 to adjust the carrying amount of the long-lived assets of the Infrastructure business to its estimated fair value less selling cost based on the contractual sale price outlined in the agreement. The transaction is subject to regulatory approval and other customary closing conditions.

The carrying amounts of the assets and liabilities that were aggregated in assets held for sale and liabilities held for sale as of December 30, 2023 are presented in the following table:

(Millions of Dollars)	December 30, 2023
Cash and cash equivalents	$0.6
Accounts and notes receivable, net	41.3
Inventories, net	96.5
Other current assets	2.4
Property, plant and equipment, net	70.4
Goodwill	389.7
Intangibles, net	214.3
Other assets	42.4
Total assets	$857.6

Accounts payable and accrued expenses	$44.1
Other long-term liabilities	84.8
Total liabilities	$128.9

2022 DIVESTITURES

Oil & Gas business

On August 19, 2022, the Company completed the sale of its Oil & Gas business comprised of the pipeline services and equipment businesses to Pipeline Technique Limited and recognized a pre-tax loss of $8.6 million. This divestiture did not qualify for discontinued operations and therefore, its results were included in the Company's continuing operations within the Industrial segment for all periods presented through the date of sale. For the years ended December 31, 2022 and January 1, 2022, the Company recognized pre-tax losses of $2.7 million and $16.8 million for this business, respectively.

In addition, the Company recognized a $168.4 million pre-tax asset impairment charge to adjust the carrying amount of the long-lived assets of the Oil & Gas business to its fair value less the costs to sell during the second quarter of 2022.

Commercial Electronic Security and Healthcare businesses

On July 22, 2022, the Company completed the sale of its Convergent Security Solutions ("CSS") business comprised of the commercial electronic security and healthcare businesses to Securitas AB for net proceeds of approximately $3.1 billion and recorded a pre-tax gain of $574 million.

As part of the purchase and sale agreement, the Company provided transition services relating to certain administrative functions for Securitas AB from the date of close through January 2024. A portion of the net proceeds received at closing was deferred to reimburse the Company for transition service costs incurred over the service period.

Mechanical Access Solutions business

On July 5, 2022, the Company completed the sale of its Mechanical Access Solutions ("MAS") business comprised of the automatic doors business to Allegion plc for net proceeds of $916.0 million and recorded a pre-tax gain of $609 million.

As part of the purchase and sale agreement, the Company is providing transition services relating to certain administrative functions for Allegion plc for an initial period of two years or less, with extensions up to six months for certain services, pending integration of these functions into their pre-existing business processes.

The CSS and MAS divestitures represented a single plan to exit the Security segment and were considered a strategic shift that had a major effect on the Company’s operations and financial results. As such, the 2022 and 2021 operating results of CSS and MAS were reported as discontinued operations. These divestitures allowed the Company to invest in other areas that fit into its long-term strategy.

Summarized operating results of discontinued operations are presented in the following table for each fiscal year ended:

(Millions of Dollars)	2023	2022	2021
Net Sales	$—	$1,056.3	$1,971.4
Cost of sales	—	687.5	1,258.7
Selling, general, and administrative(1)	—	308.0	529.2
(Loss) gain on sale of discontinued operations	(14.3)	1,197.4	—
Other, net and restructuring charges	—	47.3	59.2
(Loss) earnings from discontinued operations before income taxes	$(14.3)	$1,210.9	$124.3
Income taxes on discontinued operations	14.5	318.5	(12.4)
Net (loss) earnings from discontinued operations	$(28.8)	$892.4	$136.7
(1) Includes provision for credit losses.

The following table presents the significant non-cash items and capital expenditures for the discontinued operations with respect to CSS and MAS that are included in the Consolidated Statements of Cash Flows for each fiscal year ended:

(Millions of Dollars)	2022	2021
Depreciation and amortization	$0.4	$62.8
Capital expenditures	$6.3	$20.0
Stock-based compensation	$17.5	$7.9

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

3.2		Bylaws, effective October 24, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on From 8-K filed on October 24, 2023).

4.1
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

(h)
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

10.3
Letter Agreement, dated as of May 31, 2022, between Stanley Black & Decker, Inc. and Donald Allan, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 1, 2022).*

10.4
Employment Agreement Amendment, dated January 24, 2024, between Stanley Black & Decker, Inc. and Donald Allan, Jr.(incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 24, 2024).

10.5
Change in Control Severance Agreement, dated December 4, 2018 between Stanley Black & Decker, Inc. and Donald Allan Jr. (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the period ended December 29, 2018 filed on February 26, 2019).*

10.6
Form C of Change in Control Severance Agreement. Corbin Walburger is party to a Change in Control Severance Agreement in this Form (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 28, 2013).*

10.7
Deferred Compensation Plan for Non-Employee Directors, as amended through October 1, 2020 (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the period ended January 2, 2021 filed on February 18, 2021).*

10.8
Deferred Compensation Plan for Participants in Stanley’s Management Incentive Plan amended and restated as of December 11, 2007 (incorporated by reference to Exhibit 10(ix) to the Company’s Annual Report on Form 10-K for the period ended December 29, 2007 filed on February 25, 2008).*

10.9
Stanley Black & Decker Supplemental Retirement Account Plan (as in effect January 1, 2019) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended July 2, 2022 filed on July 28, 2022).*

10.10
New 1991 Loan Agreement, dated June 30, 1998, between The Stanley Works, as lender, and Citibank, N.A. as trustee under the trust agreement for the Stanley Account Value Plan, to refinance the 1991 Salaried Employee ESOP Loan and the 1991 Hourly ESOP Loan and their related promissory notes (incorporated by reference to Exhibit 10(ii) to the Company’s Quarterly Report on Form 10-Q for the period ended July 4, 1998 filed on August 18, 1998).

10.11		The Stanley Works Non-Employee Directors’ Benefit Trust Agreement dated December 27, 1989 and amended as of January 1, 1991 by and between The Stanley Works and Fleet National Bank, as successor trustee (incorporated by reference to Exhibit (10)(xvii)(a) to the Company’s Annual Report on Form 10-K for the period ended December 29, 1990). P

10.12	(a)
The Stanley Black & Decker 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 30, 2013 filed on April 26, 2013).*

(b)
Form of Award Document for Performance Awards granted to executive officers under the Stanley Black & Decker 2013 Long-Term Incentive Plan, updated 2018 (incorporated by reference to Exhibit 10.16(b) to the Company's Annual Report on Form 10-K for the period ended December 30, 2017 filed on February 27, 2018).*

(c)
Form of stock option certificate for grants to executive officers pursuant to the Stanley Black & Decker 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.18(c) to the Company’s Annual Report on Form 10-K for the period ended December 28, 2013 filed on February 21, 2014).*

(d)
Form of restricted stock unit award certificate for grants of restricted stock units to executive officers pursuant to the Stanley Black & Decker 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.18(d) to the Company’s Annual Report on Form 10-K for the period ended December 28, 2013 filed on February 21, 2014).*

(e)
Form of restricted stock unit retention award certificate for grants of restricted stock units to executive officers pursuant to the Stanley Black & Decker 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.17(e) to the Company’s Annual Report on Form 10-K for the period ended December 31, 2016 filed on February 15, 2017).*

10.13	(a)
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

10.14	(a)	The Stanley Black & Decker 2022 Omnibus Award Plan (incorporated by reference to Exhibit 99.1(a) to the Registration Statement on Form S-8 filed on April 5, 2022).*

(b)
Form of stock option certificate for 2022 fiscal year grants to executive officers pursuant to the Stanley Black & Decker 2022 Omnibus Award Plan (incorporated by reference to Exhibit 10.17(b) on the Company's Annual Report on Form 10-K for the period ended December 31, 2022 filed on February 23, 2023).*

(c)
Form of restricted stock unit award certificate for 2022 fiscal year grants to executive officers pursuant to the Stanley Black & Decker 2022 Omnibus Award Plan (incorporated by reference to Exhibit 10.17(c) on the Company's Annual Report on Form 10-K for the period ended December 31, 2022 filed on February 23, 2023).*

(d)
Form of restricted stock unit retention award certificate for 2022 fiscal year grants to executive officers pursuant to the Stanley Black & Decker 2022 Omnibus Award Plan (incorporated by reference to Exhibit 10.17(d) on the Company's Annual Report on Form 10-K for the period ended December 31, 2022 filed on February 23, 2023)*

(e)
Letter regarding 2022-2024 Long-Term Incentive Program – Special Grant to Donald Allan, Jr. pursuant to the Stanley Black & Decker 2022 Omnibus Award Plan (incorporated by reference to Exhibit 10.17(e) on the Company's Annual Report on Form 10-K for the period ended December 31, 2022 filed on February 23, 2023).*

(f)
Form of award document for 2023 Management Incentive Compensation Plan pursuant to the Stanley Black & Decker 2022 Omnibus Award Plan (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended April 1, 2023 filed on May 4, 2023).*

(g)
Form of award document for 2023-2025 Long-Term Incentive Program (for award valued as percentage of salary) pursuant to the Stanley Black & Decker 2022 Omnibus Award Plan (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended April 1, 2023 filed on May 4, 2023).*

(h)
Form of award document for 2023-2025 Long-Term Incentive Program (for award at specified fair value) pursuant to the Stanley Black & Decker 2022 Omnibus Award Plan (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended April 1, 2023 filed on May 4, 2023).*

	(i)	Restricted Stock Unit Award Agreement for grants to Christopher J. Nelson pursuant to the Stanley Black & Decker 2022 Omnibus Award Plan (filed herewith).*

	(j)	Form of stock option certificate for 2023 fiscal year grants to executive officers pursuant to the Stanley Black & Decker 2022 Omnibus Award Plan (filed herewith).*

	(k)	Form of restricted stock unit award certificate for 2023 fiscal year grants to executive officers pursuant to the Stanley Black & Decker 2022 Omnibus Award Plan (filed herewith).*

	(l)	Form of restricted stock unit retention award certificate for 2023 fiscal year grants to executive officer pursuant to the Stanley Black & Decker 2022 Omnibus Award Plan (filed herewith).*

	(m)	Form of award document for 2024 Management Incentive Compensation Plan pursuant to the Stanley Black & Decker 2022 Omnibus Award Plan (filed herewith).*

	(n)	Form of award document for 2024-2026 Long-Term Incentive Program (for award at specified fair value) pursuant to the Stanley Black & Decker 2022 Omnibus Award Plan (filed herewith).*

	(o)	Form of stock option certificate for 2024 fiscal year grants to executive officers pursuant to the Stanley Black & Decker 2022 Omnibus Award Plan (filed herewith).*

	(p)	Form of restricted stock unit award certificate for 2024 fiscal year grants to executive officers pursuant to the Stanley Black & Decker 2022 Omnibus Award Plan (filed herewith).*

10.15
The Stanley Black & Decker, Inc. Deferred Compensation Plan Relating to Long-Term Performance Awards (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the period ended December 29, 2018 filed on February 26, 2019). *

10.16
The Stanley Black & Decker, Inc. Restricted Stock Unit Plan for Non-Employee Directors, as amended and restated through October 1, 2020 (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the period ended January 2, 2021 filed on February 18, 2021).*

10.17
The Stanley Black & Decker, Inc. 2020 Restricted Stock Unit Deferral Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.19 on the Company's Annual Report on Form 10-K for the period ended December 28, 2019 filed on February 21, 2020).*

10.18
Special Severance Policy for Management Incentive Compensation Plan Participants Levels 1-5 as amended effective June 24, 2016 (incorporated by reference to Exhibit 10.21 on the Company's Annual Report on Form 10-K for the period ended December 31, 2022 filed on February 23, 2023)*

10.19
Executive Officer Cash Severance Policy effective as of February 15, 2023 (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed on March 10, 2023).*

10.20		Global Omnibus Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1(a) to the Company’s Registration Statement on Form S-8 filed on November 13, 2019).*

10.21
Employment Offer Letter, dated June 12, 2017, between Stanley Black & Decker, Inc. and Janet M. Link (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the period ended December 30, 2017 filed on February 27, 2018).*

10.22
Employment Offer Letter, dated February 24, 2020, between Stanley Black & Decker, Inc. and Graham Robinson (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the period ended January 2, 2021 filed on February 18, 2021).*

10.23
Employment Offer Letter, dated January 13, 2023, between Stanley Black & Decker, Inc. and John T. Lucas (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended April 1, 2023 filed on May 4, 2023).*

10.24
Employment Offer Letter, dated January 19, 2023, between Stanley Black & Decker, Inc. and Patrick Hallinan (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended April 1, 2023 filed on May 4, 2023).*

10.25
Employment Offer Letter, dated May 2, 2023, between Stanley Black & Decker, Inc. and Christopher J. Nelson (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended July 1, 2023 filed on August 1, 2023).*

10.26		Employment Offer Letter, dated November 19, 2023, by and between Stanley Black & Decker, Inc. and Tamer Abuaita (filed herewith).*

10.27
Change in Control Severance Agreement (all other executive officers except Donald Allan Jr. and Corbin Walburger) (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the period ended January 2, 2021 filed on February 18. 2021).*

21		Subsidiaries of Registrant.

23		Consent of Independent Registered Public Accounting Firm.

24		Power of Attorney.

31.1	(a)	Certification by President and Chief Executive Officer pursuant to Rule 13a-14(a).

31.1	(b)	Certification by Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification by President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Stanley Black & Decker, Inc. Financial Statement Compensation Recoupment Policy (filed herewith).

99.1
Policy on Confidential Proxy Voting and Independent Tabulation and Inspection of Elections as adopted by The Board of Directors October 23, 1991 (incorporated by reference to Exhibit (28)(i) to the Quarterly Report on Form 10-Q for the quarter ended September 28, 1991). P

101
The following materials from Stanley Black & Decker Inc.'s Annual Report on Form 10-K for the year ended December 30, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the fiscal years ended December 30, 2023, December 31, 2022, and January 1, 2022; (ii) Consolidated Statements of Comprehensive (Loss) Income for the fiscal years ended December 30, 2023, December 31, 2022, and January 1, 2022; (iii) Consolidated Balance Sheets at December 30, 2023 and December 31, 2022; (iv) Consolidated Statements of Cash Flows for the fiscal years ended December 30, 2023, December 31, 2022, and January 1, 2022; (v) Consolidated Statements of Changes in Shareowners' Equity for the fiscal years ended December 30, 2023, December 31, 2022, and January 1, 2022; and (vi) Notes to Consolidated Financial Statements.**

104	The cover page of Stanley Black & Decker Inc.'s Annual Report on Form 10-K for the year ended December 30, 2023, formatted in iXBRL (included within Exhibit 101).

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

STANLEY BLACK & DECKER, INC.

By:	/s/ Donald Allan, Jr.
Donald Allan, Jr., President and Chief Executive Officer

Date:	February 27, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Donald Allan, Jr.	President and Chief Executive Officer	February 27, 2024
Donald Allan, Jr.

/s/ Patrick Hallinan	Executive Vice President and Chief Financial Officer	February 27, 2024
Patrick Hallinan

/s/ Scot Greulach	Chief Accounting Officer	February 27, 2024
Scot Greulach

*	Director	February 27, 2024
Andrea J. Ayers

Director
Patrick D. Campbell

*	Director	February 27, 2024
Susan K. Carter

*	Director	February 27, 2024
Debra A. Crew

*	Director	February 27, 2024
Michael D. Hankin

*	Director	February 27, 2024
Robert J. Manning

*	Director	February 27, 2024
Adrian V. Mitchell

*	Director	February 27, 2024
Jane M. Palmieri

*	Director	February 27, 2024
Mojdeh Poul

*	Director	February 27, 2024
Irving Tan

*By: /s/ Janet M. Link
Janet M. Link (As Attorney-in-Fact)