Form 10-Q
period 2024-03-30
STANLEY BLACK & DECKER, INC.
filed 2024-05-02
CIK 93556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
153,878,739 shares of the registrant’s common stock were outstanding as of April 25, 2024.

PART I — FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
THREE MONTHS ENDED MARCH 30, 2024 AND APRIL 1, 2023
(Unaudited, Millions of Dollars, Except Per Share Amounts)

	Year-to-Date
	2024	2023
Net Sales	$3,869.5	$3,931.8
Costs and Expenses
Cost of sales	$2,761.0	$3,096.3
Selling, general and administrative	852.0	823.0
Provision for credit losses	(0.2)	2.1
Other, net	80.0	63.7
Loss on sales of businesses	—	7.6
Asset impairment charge	25.5	—
Restructuring charges	15.0	12.1
Interest income	(43.6)	(39.8)
Interest expense	131.5	130.9
	$3,821.2	$4,095.9
Earnings (loss) before income taxes	48.3	(164.1)
Income taxes	28.8	23.7
Net earnings (loss)	$19.5	$(187.8)
Total Comprehensive Loss	$(96.7)	$(135.0)

Earnings (loss) per share of common stock
Basic	$0.13	$(1.26)
Diluted	$0.13	$(1.26)
See Notes to Unaudited Condensed Consolidated Financial Statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 30, 2024 AND DECEMBER 30, 2023
(Unaudited, Millions of Dollars, Except Share and Per Share Amounts)

	March 30, 2024	December 30, 2023
ASSETS
Current Assets
Cash and cash equivalents	$476.6	$449.4
Accounts and notes receivable, net	1,708.9	1,302.0
Inventories, net	4,693.3	4,738.6
Current assets held for sale	136.3	140.8
Prepaid expenses	385.2	360.5
Other current assets	20.5	26.0
Total Current Assets	7,420.8	7,017.3
Property, plant and equipment, net	2,115.9	2,169.9
Goodwill	7,954.7	7,995.9
Intangibles, net	3,903.1	3,949.6
Long-term assets held for sale	691.2	716.8
Other assets	1,768.2	1,814.3
Total Assets	$23,853.9	$23,663.8
LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities
Short-term borrowings	$1,740.4	$1,074.8
Current maturities of long-term debt	500.0	1.1
Accounts payable	2,337.5	2,298.9
Accrued expenses	2,206.5	2,464.3
Current liabilities held for sale	45.0	44.1
Total Current Liabilities	6,829.4	5,883.2
Long-term debt	5,602.1	6,101.0
Deferred taxes	293.5	333.2
Post-retirement benefits	368.1	378.4
Long-term liabilities held for sale	83.4	84.8
Other liabilities	1,801.0	1,827.1
Commitments and Contingencies (Notes O and P)
Shareowners’ Equity
Common stock, par value $2.50 per share: Authorized 300,000,000 shares in 2024 and 2023 Issued 176,902,738 shares in 2024 and 2023	442.3	442.3
Retained earnings	8,437.9	8,540.2
Additional paid in capital	5,065.3	5,059.0
Accumulated other comprehensive loss	(2,185.3)	(2,069.1)
	11,760.2	11,972.4
Less: cost of common stock in treasury (23,050,447 shares in 2024 and 23,282,650 shares in 2023)	(2,883.8)	(2,916.3)
Total Shareowners’ Equity	8,876.4	9,056.1
Total Liabilities and Shareowners’ Equity	$23,853.9	$23,663.8

See Notes to Unaudited Condensed Consolidated Financial Statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 30, 2024 AND APRIL 1, 2023
(Unaudited, Millions of Dollars)

	Year-to-Date
	2024	2023
OPERATING ACTIVITIES
Net earnings (loss)	$19.5	$(187.8)
Adjustments to reconcile net earnings (loss) to cash used in operating activities:
Depreciation and amortization of property, plant and equipment	99.1	112.9
Amortization of intangibles	41.1	48.3
Loss on sales of businesses	—	7.6
Asset impairment charge	25.5	—
Stock-based compensation expense	41.3	34.7
Changes in working capital	(359.8)	(181.2)
Changes in other assets and liabilities	(297.7)	(120.8)
Cash used in operating activities	(431.0)	(286.3)
INVESTING ACTIVITIES
Capital and software expenditures	(65.7)	(68.2)
Proceeds from sales of assets	3.5	2.9
Other	(1.0)	4.1
Cash used in investing activities	(63.2)	(61.2)
FINANCING ACTIVITIES
Proceeds from debt issuances, net of fees	—	747.2
Net short-term commercial paper borrowings (repayments)	674.9	(285.9)
Proceeds from issuances of common stock	3.8	3.1
Purchases of common stock for treasury	(6.3)	(4.8)
Craftsman contingent consideration payments	—	(9.1)
Cash dividends on common stock	(121.8)	(119.8)
Other	(2.0)	(6.5)
Cash provided by financing activities	548.6	324.2
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(27.6)	9.1
Change in cash, cash equivalents and restricted cash	26.8	(14.2)
Cash, cash equivalents and restricted cash, beginning of period	454.6	404.9
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$481.4	$390.7

The following table provides a reconciliation of the cash, cash equivalents and restricted cash balances as of March 30, 2024 and December 30, 2023, as shown above:

	March 30, 2024	December 30, 2023
Cash and cash equivalents	$476.6	$449.4
Restricted cash included in Other current assets	1.5	4.6
Cash and cash equivalents included in Current assets held for sale	3.3	0.6
Cash, cash equivalents and restricted cash	$481.4	$454.6
See Notes to Unaudited Condensed Consolidated Financial Statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY
THREE MONTHS ENDED MARCH 30, 2024 AND APRIL 1, 2023
(Unaudited, Millions of Dollars, Except Share and Per Share Amounts)

	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non- Controlling Interests	Shareowners’ Equity
Balance December 30, 2023	$442.3	$5,059.0	$8,540.2	$(2,069.1)	$(2,916.3)	$—	$9,056.1
Net earnings	—	—	19.5	—	—	—	19.5
Other comprehensive loss	—	—	—	(116.2)	—	—	(116.2)
Cash dividends declared — $0.81 per common share	—	—	(121.8)	—	—	—	(121.8)
Issuance of common stock (303,005 shares)	—	(35.0)	—	—	38.8	—	3.8
Repurchase of common stock (70,802 shares)	—	—	—	—	(6.3)	—	(6.3)
Stock-based compensation related	—	41.3	—	—	—	—	41.3
Balance March 30, 2024	$442.3	$5,065.3	$8,437.9	$(2,185.3)	$(2,883.8)	$—	$8,876.4

	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non- Controlling Interests	Shareowners’ Equity
Balance December 31, 2022	$442.3	$5,055.6	$9,333.3	$(2,119.5)	$(2,999.6)	$2.1	$9,714.2
Net loss	—	—	(187.8)	—	—	—	(187.8)
Other comprehensive income	—	—	—	52.8	—	—	52.8
Cash dividends declared — $0.80 per common share	—	—	(119.8)	—	—	—	(119.8)
Issuance of common stock (202,552 shares)	—	(21.5)	—	—	24.6	—	3.1
Repurchase of common stock (58,377 shares)	—	—	—	—	(4.8)	—	(4.8)
Stock-based compensation related	—	34.7	—	—	—	—	34.7
Balance April 1, 2023	$442.3	$5,068.8	$9,025.7	$(2,066.7)	$(2,979.8)	$2.1	$9,492.4
See Notes to Unaudited Condensed Consolidated Financial Statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 30, 2024

A.    SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (hereinafter referred to as “generally accepted accounting principles”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations for the interim periods have been included and are of a normal, recurring nature. Operating results for the three months ended March 30, 2024 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes included in Stanley Black & Decker, Inc.’s (the “Company”) Form 10-K for the year ended December 30, 2023, and subsequent related filings with the Securities and Exchange Commission ("SEC").

On April 1, 2024, the Company completed the previously announced sale of its Infrastructure business. Based on management's commitment to sell this business, assets and liabilities related to Infrastructure were classified as held for sale on the Company's Condensed Consolidated Balance Sheets as of March 30, 2024 and December 30, 2023. This divestiture does not qualify for discontinued operations and therefore, its results are included in the Company's Consolidated Statements of Operations and Comprehensive Loss for all periods presented. The sale of the Infrastructure business is part of the Company's strategic commitment to simplify and streamline its portfolio to focus on the core Tools & Outdoor and Industrial businesses. Refer to Note Q, Divestitures, for further discussion of this transaction.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. While management believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from these estimates. Certain amounts reported in previous years have been reclassified to conform to the 2024 presentation.

B.    NEW ACCOUNTING STANDARDS

NEW ACCOUNTING STANDARDS ADOPTED — In June 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The new standard clarifies that a contractual restriction on the sale of an equity security should not be considered in measuring the fair value of the security. The new standard also requires certain disclosures related to equity securities with contractual sale restrictions. The ASU is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company adopted this standard in the first quarter of 2024 and it did not have a material impact on its consolidated financial statements.

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

C.    EARNINGS PER SHARE

The following table reconciles net earnings (loss) and the weighted-average shares outstanding used to calculate basic and diluted earnings (loss) per share of common stock for the three months ended March 30, 2024 and April 1, 2023:

	Year-to-Date
	2024	2023
Numerator (in millions):
Net earnings (loss)	$19.5	$(187.8)

Denominator (in thousands):
Basic weighted-average shares outstanding	150,235	149,574
Dilutive effect of stock contracts and awards	706	—
Diluted weighted-average shares outstanding	150,941	149,574
Earnings (loss) per share of common stock:
Basic	$0.13	$(1.26)
Diluted	$0.13	$(1.26)

The following weighted-average stock options were not included in the computation of weighted-average diluted shares outstanding because the effect would be anti-dilutive (in thousands):

	Year-to-Date
	2024	2023
Number of stock options	4,995	5,735

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

D.    ACCOUNTS AND NOTES RECEIVABLE, NET

(Millions of Dollars)	March 30, 2024	December 30, 2023
Trade accounts receivable	$1,480.6	$1,057.8
Notes receivable	64.8	66.9
Other accounts receivable	238.4	253.9
Accounts and notes receivable	$1,783.8	$1,378.6
Allowance for credit losses	(74.9)	(76.6)
Accounts and notes receivable, net	$1,708.9	$1,302.0
Trade receivables are dispersed among a large number of retailers, distributors and industrial accounts in many countries. Adequate reserves have been established to cover anticipated credit losses.

The changes in the allowance for credit losses for the three months ended March 30, 2024 and April 1, 2023 are as follows:

	Year-to-Date
(Millions of Dollars)	2024	2023
Beginning balance	$76.6	$106.6
Charged to costs and expenses	(0.2)	2.1
Other, including recoveries and deductions (a)	(1.5)	(2.9)
Balance end of period	$74.9	$105.8
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

The Company has an accounts receivable sale program. According to the terms, the Company sells certain of its trade accounts receivables at fair value to a wholly owned, consolidated, bankruptcy-remote special purpose subsidiary (“BRS"). The BRS, in turn, can sell such receivables to a third-party financial institution (“Purchaser”) for cash. The Purchaser’s maximum cash investment in the receivables at any time is $110.0 million. The purpose of the program is to provide liquidity to the Company. These transfers qualify as sales under Accounting Standards Codification ("ASC") 860, Transfers and Servicing, and receivables are derecognized from the Company’s consolidated balance sheet when the BRS sells those receivables to the Purchaser. The Company has no retained interests in the transferred receivables, other than collection and administrative responsibilities. At March 30, 2024, the Company did not record a servicing asset or liability related to its retained responsibility based on its assessment of the servicing fee, market values for similar transactions and its cost of servicing the receivables sold.

At March 30, 2024 and December 30, 2023, net receivables of approximately $64.4 million and $110.0 million, respectively, were derecognized. Proceeds from transfers of receivables to the Purchaser totaled $59.6 million and $56.9 million for the three months ended March 30, 2024 and April 1, 2023, respectively, and payments to the Purchaser totaled $105.2 million and $106.3 million, respectively. The program resulted in a pre-tax loss of $1.2 million and $1.0 million for the three months ended March 30, 2024 and April 1, 2023, respectively. All cash flows under the program are reported as a component of changes in working capital within operating activities in the Condensed Consolidated Statements of Cash Flows since all the cash from the Purchaser is received upon the initial sale of the receivable.

As of March 30, 2024 and December 30, 2023, the Company's deferred revenue totaled $116.7 million and $116.8 million, respectively, of which $33.6 million and $31.7 million, respectively, was classified as current. Revenue recognized for the three months ended March 30, 2024 and April 1, 2023 that was previously deferred as of December 30, 2023 and December 31, 2022 totaled $5.9 million and $7.7 million, respectively.

E.    INVENTORIES, NET

(Millions of Dollars)	March 30, 2024	December 30, 2023
Finished products	$2,945.9	$2,912.5
Work in process	303.3	263.4
Raw materials	1,444.1	1,562.7
Total	$4,693.3	$4,738.6

F.    GOODWILL
Changes in the carrying amount of goodwill by segment are as follows:

(Millions of Dollars)	Tools & Outdoor	Industrial	Total
Balance December 30, 2023	$5,976.3	$2,019.6	$7,995.9
Foreign currency translation & other	(33.6)	(7.6)	(41.2)
Balance March 30, 2024	$5,942.7	$2,012.0	$7,954.7
Goodwill totaling $539.6 million and $540.5 million relating to the Infrastructure business was reclassified to assets held for sale as of March 30, 2024 and December 30, 2023, respectively. These goodwill amounts were included in the determination of the impairment charges recorded in the fourth quarter of 2023 and first quarter of 2024 to adjust the carrying amount of Infrastructure's long-lived assets to its estimated fair value less selling costs. Refer to Note Q, Divestitures, for further discussion.

G.    LONG-TERM DEBT AND FINANCING ARRANGEMENTS

		March 30, 2024						December 30, 2023
(Millions of Dollars)	Interest Rate	Notional Value	Unamortized Discount	Unamortized Gain/(Loss) Terminated Swaps [1]	Purchase Accounting FV Adjustment	Deferred Financing Fees	Carrying Value	Carrying Value
Notes payable due 2025	2.30%	$500.0	$(0.2)	$—	$—	$(0.8)	$499.0	$498.7
Notes payable due 2026	3.40%	500.0	(0.2)	—	—	(0.8)	499.0	498.9
Notes payable due 2026	6.27%	350.0	—	—	—	(1.2)	348.8	348.6
Notes payable due 2026	3.42%	25.0	—	—	0.9	—	25.9	26.0
Notes payable due 2026	1.84%	27.0	—	—	0.9	(0.1)	27.8	28.5
Notes payable due 2028	6.00%	400.0	(0.4)	—	—	(2.0)	397.6	397.5
Notes payable due 2028	7.05%	150.0	—	4.7	4.5	—	159.2	159.7
Notes payable due 2028	4.25%	500.0	(0.1)	—	—	(2.0)	497.9	497.7
Notes payable due 2028	3.52%	50.0	—	—	3.1	(0.2)	52.9	53.1
Notes payable due 2030	2.30%	750.0	(1.5)	—	—	(3.1)	745.4	745.3
Notes payable due 2032	3.00%	500.0	(0.7)	—	—	(2.8)	496.5	496.3
Notes payable due 2040	5.20%	400.0	(0.2)	(24.3)	—	(2.2)	373.3	372.9
Notes payable due 2048	4.85%	500.0	(0.5)	—	—	(4.5)	495.0	495.0
Notes payable due 2050	2.75%	750.0	(1.7)	—	—	(7.5)	740.8	740.7
Notes payable due 2060 (junior subordinated)	4.00%	750.0	—	—	—	(8.5)	741.5	741.4
Other, payable in varying amounts 2024 through 2027	4.10%-4.31%	1.5	—	—	—	—	1.5	1.8
Total Long-term debt, including current maturities		$6,153.5	$(5.5)	$(19.6)	$9.4	$(35.7)	$6,102.1	$6,102.1
Less: Current maturities of long-term debt							(500.0)	(1.1)
Long-term debt							$5,602.1	$6,101.0
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

The Company has a $3.5 billion commercial paper program which includes Euro denominated borrowings in addition to U.S. Dollars. As of March 30, 2024, the Company had commercial paper borrowings outstanding of $1.7 billion, of which $357.1 million in Euro denominated commercial paper was designated as a net investment hedge. As of December 30, 2023, the Company had $1.1 billion of borrowings outstanding, of which $399.7 million in Euro denominated commercial paper was designated as a net investment hedge. Refer to Note H, Financial Instruments, for further discussion.

The Company has a five-year $2.5 billion committed credit facility (the “5-Year Credit Agreement”). Borrowings under the 5-Year Credit Agreement may be made in U.S. Dollars, Euros or Pounds Sterling. A sub-limit amount of $814.3 million is designated for swing line advances which may be drawn in Euros pursuant to the terms of the 5-Year Credit Agreement. Borrowings bear interest at a floating rate plus an applicable margin dependent upon the denomination of the borrowing and specific terms of the 5-Year Credit Agreement. The Company must repay all advances under the 5-Year Credit Agreement by the earlier of September 8, 2026 or upon termination. The 5-Year Credit Agreement is designated to be a liquidity back-stop for the Company's $3.5 billion U.S. Dollar and Euro commercial paper program. As of March 30, 2024 and December 30, 2023, the Company had not drawn on its five-year committed credit facility.

The Company has a $1.5 billion syndicated 364-Day Credit Agreement (the "2023 Syndicated 364-Day Credit Agreement") which is a revolving credit loan. The borrowings under the 2023 Syndicated 364-Day Credit Agreement may be made in U.S. Dollars or Euros and bear interest at a floating rate plus an applicable margin dependent upon the denomination of the borrowing and pursuant to the terms of the 2023 Syndicated 364-Day Credit Agreement. The Company must repay all advances under the 2023 Syndicated 364-Day Credit Agreement by the earlier of September 4, 2024 or upon termination. The Company may, however, convert all advances outstanding upon termination into a term loan that shall be repaid in full no later than the first anniversary of the termination date provided that the Company, among other things, pays a fee to the administrative agent for the account of each lender. The 2023 Syndicated 364-Day Credit Agreement serves as part of the liquidity back-stop for the Company’s $3.5 billion U.S. Dollar and Euro commercial paper program. As of March 30, 2024 and December 30, 2023, the Company had not drawn on its 2023 Syndicated 364-Day Credit Agreement.

In September 2023, the Company terminated its $0.5 billion revolving credit loan (the "Club 364-Day Credit Agreement") dated September 2022, as amended. There were no outstanding borrowings under the Club 364-Day Credit Agreement upon termination.

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

A summary of the fair values of the Company’s derivatives recorded in the Condensed Consolidated Balance Sheets at March 30, 2024 and December 30, 2023 is as follows:

(Millions of Dollars)	Balance Sheet Classification	March 30, 2024	December 30, 2023	Balance Sheet Classification	March 30, 2024	December 30, 2023
Derivatives designated as hedging instruments:
Foreign Exchange Contracts Cash Flow	Other current assets	$2.9	$0.1	Accrued expenses	$0.3	$4.9
Non-derivative designated as hedging instrument:
Net Investment Hedge		$—	$—	Short-term borrowings	$357.1	$399.7
Total designated as hedging instruments		$2.9	$0.1		$357.4	$404.6
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other current assets	$5.4	$8.4	Accrued expenses	$8.6	$13.0
Total		$8.3	$8.5		$366.0	$417.6
The counterparties to all of the above mentioned financial instruments are major international financial institutions. The Company is exposed to credit risk for net exchanges under these agreements, but not for the notional amounts. The credit risk is limited to the asset amounts noted above. The Company limits its exposure and concentration of risk by contracting with diverse financial institutions and does not anticipate non-performance by any of its counterparties. The Company considers non-performance risk of its counterparties at each reporting period and adjusts the carrying value of these assets accordingly. The risk of default is considered remote. As of March 30, 2024 and December 30, 2023, there were no assets that had been posted as collateral related to the above mentioned financial instruments.

During the three months ended March 30, 2024 and April 1, 2023, cash flows related to derivatives, including those that are separately discussed below, resulted in net cash paid of $15.4 million and $4.6 million, respectively.

CASH FLOW HEDGES

There were after-tax mark-to-market losses of $37.5 million and $42.5 million as of March 30, 2024 and December 30, 2023, respectively, reported for cash flow hedge effectiveness in Accumulated other comprehensive loss. An after-tax loss of $1.9 million is expected to be reclassified to earnings as the hedged transactions occur or as amounts are amortized within the next twelve months. The ultimate amount recognized will vary based on fluctuations of the hedged currencies and interest rates through the maturity dates.

The tables below detail pre-tax amounts of derivatives designated as cash flow hedges in Accumulated other comprehensive loss during the periods in which the underlying hedged transactions affected earnings for the three months ended March 30, 2024 and April 1, 2023:

	Year-to-Date 2024
(Millions of Dollars)	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Recognized in Income on Amounts Excluded from Effectiveness Testing
Interest Rate Contracts	$—	Interest expense	$(1.5)	$—
Foreign Exchange Contracts	$7.0	Cost of sales	$1.7	$—

	Year-to-Date 2023
(Millions of Dollars)	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Recognized in Income on Amounts Excluded from Effectiveness Testing
Interest Rate Contracts	$—	Interest expense	$(1.5)	$—
Foreign Exchange Contracts	$(2.6)	Cost of sales	$0.6	$—

A summary of the pre-tax effect of cash flow hedge accounting on the Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 30, 2024 and April 1, 2023 is as follows:

	Year-to-Date 2024
(Millions of Dollars)	Cost of Sales	Interest Expense
Total amount in the Consolidated Statements of Operations and Comprehensive Loss in which the effects of the cash flow hedges are recorded	$2,761.0	$131.5
Gain (loss) on cash flow hedging relationships:
Foreign Exchange Contracts:
Hedged Items	$(1.7)	$—
Gain (loss) reclassified from OCI into Income	$1.7	$—
Interest Rate Swap Agreements:
Gain (loss) reclassified from OCI into Income [1]	$—	$(1.5)

	Year-to-Date 2023
(Millions of Dollars)	Cost of Sales	Interest Expense
Total amount in the Consolidated Statements of Operations and Comprehensive Loss in which the effects of the cash flow hedges are recorded	$3,096.3	$130.9
Gain (loss) on cash flow hedging relationships:
Foreign Exchange Contracts:
Hedged Items	$(0.6)	$—
Gain (loss) reclassified from OCI into Income	$0.6	$—
Interest Rate Swap Agreements:
Gain (loss) reclassified from OCI into Income [1]	$—	$(1.5)
1 Inclusive of the gain/loss amortization on terminated derivative financial instruments.

An after-tax gain of $0.1 million and after-tax loss of $0.5 million were reclassified from Accumulated other comprehensive loss into earnings (inclusive of the gain/loss amortization on terminated derivative instruments) during the periods in which the underlying hedged transactions affected earnings for the three months ended March 30, 2024 and April 1, 2023, respectively.

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

As of March 30, 2024 and December 30, 2023, the Company did not have any outstanding forward starting swaps designated as cash flow hedges.

Forward Contracts: Through its global businesses, the Company enters into transactions and makes investments denominated in multiple currencies that give rise to foreign currency risk. The Company and its subsidiaries regularly purchase inventory from subsidiaries with functional currencies different than their own, which creates currency-related volatility in the Company’s results of operations. The Company utilizes forward contracts to hedge these forecasted purchases and sales of inventory. Gains and losses reclassified from Accumulated other comprehensive loss are recorded in Cost of sales as the hedged item affects earnings. There are no components excluded from the assessment of effectiveness for these contracts. At March 30, 2024 and December 30, 2023, the notional value of forward currency contracts outstanding is $208.3 million and $300.0 million, respectively, maturing on various dates through 2024.

FAIR VALUE HEDGES

Interest Rate Risk: In an effort to optimize the mix of fixed versus floating rate debt in the Company’s capital structure, the Company enters into interest rate swaps. In prior years, the Company entered into interest rate swaps related to certain of its notes payable which were subsequently terminated. Amortization of the gain/loss on previously terminated swaps is reported in interest expense. Prior to termination, the changes in the fair value of the swaps and the offsetting changes in fair value related to the underlying notes were recognized in earnings. As of March 30, 2024 and December 30, 2023, the Company did not have any active fair value interest rate swaps.

A summary of the pre-tax effect of fair value hedge accounting on the Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 30, 2024 and April 1, 2023 is as follows:

(Millions of Dollars)	Year-to-Date 2024 Interest Expense
Total amount in the Consolidated Statements of Operations and Comprehensive Loss in which the effects of the fair value hedges are recorded	$131.5
Amortization of gain on terminated swaps	$(0.1)

(Millions of Dollars)	Year-to-Date 2023 Interest Expense
Total amount in the Consolidated Statements of Operations and Comprehensive Loss in which the effects of the fair value hedges are recorded	$130.9
Amortization of gain on terminated swaps	$(0.1)

A summary of the amounts recorded in the Condensed Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges as of March 30, 2024 and December 30, 2023 is as follows:

	March 30, 2024
(Millions of Dollars)	Carrying Amount of Hedged Liability (1)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liability
Current Maturities of Long-Term Debt	$500.0	Terminated Swaps	$—
Long-Term Debt	$532.5	Terminated Swaps	$(19.6)

	December 30, 2023
(Millions of Dollars)	Carrying Amount of Hedged Liability (1)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liability
Current Maturities of Long-Term Debt	$1.1	Terminated Swaps	$—
Long-Term Debt	$532.6	Terminated Swaps	$(19.7)
(1) Represents hedged items no longer designated in qualifying fair value hedging relationships.

NET INVESTMENT HEDGES

The Company utilizes net investment hedges to offset the translation adjustment arising from re-measurement of its investment in the assets and liabilities of its foreign subsidiaries. The total after-tax amounts in Accumulated other comprehensive loss were gains of $71.4 million and $64.9 million at March 30, 2024 and December 30, 2023, respectively.

As of March 30, 2024 and December 30, 2023, the Company did not have any net investment hedges with a notional value outstanding. As of March 30, 2024, the Company had Euro denominated commercial paper with a value of $357.1 million, maturing in 2024, hedging a portion of the Company's Euro denominated net investments. As of December 30, 2023, the Company had Euro denominated commercial paper with a value of $399.7 million, maturing in 2024, hedging a portion of the Company's Euro denominated net investments.

Maturing foreign exchange contracts resulted in no cash received or paid for the three months ended March 30, 2024 and April 1, 2023.

Gains and losses on net investment hedges remain in Accumulated other comprehensive loss until disposal of the underlying assets. Gains and losses representing components excluded from the assessment of effectiveness are recognized in earnings in Other, net on a straight-line basis over the term of the hedge. Gains and losses after a hedge has been de-designated are recorded directly to the Consolidated Statements of Operations and Comprehensive Loss in Other, net.

The pre-tax gain or loss from fair value changes for the three months ended March 30, 2024 and April 1, 2023 is as follows:

	Year-to-Date 2024
(Millions of Dollars)	Total Gain (Loss) Recorded in OCI	Excluded Component Recorded in OCI	Income Statement Classification	Total Gain (Loss) Reclassified from OCI to Income	Excluded Component Amortized from OCI to Income
Forward Contracts	$(0.2)	$—	Other, net	$—	$—
Non-derivative designated as Net Investment Hedge	$8.8	$—	Other, net	$—	$—

	Year-to-Date 2023
(Millions of Dollars)	Total Gain (Loss) Recorded in OCI	Excluded Component Recorded in OCI	Income Statement Classification	Total Gain (Loss) Reclassified from OCI to Income	Excluded Component Amortized from OCI to Income
Forward Contracts	$0.2	$—	Other, net	$—	$—
Cross Currency Swap	$(0.1)	$—	Other, net	$—	$—
Non-derivative designated as Net Investment Hedge	$(12.6)	$—	Other, net	$—	$—
UNDESIGNATED HEDGES

Foreign Exchange Contracts: Foreign exchange forward contracts are used to reduce risks arising from the change in fair value of certain foreign currency denominated assets and liabilities (such as affiliate loans, payables and receivables). The objective is to minimize the impact of foreign currency fluctuations on operating results. The total notional amount of the forward contracts outstanding is $1.0 billion as of March 30, 2024 and December 30, 2023, maturing on various dates through 2024. The loss recorded in the Consolidated Statements of Operations and Comprehensive Loss from changes in the fair value related to derivatives not designated as hedging instruments under ASC 815 for the three months ended March 30, 2024 and April 1, 2023 is as follows:

(Millions of Dollars)	Income Statement Classification	Year-to-Date 2024	Year-to-Date 2023
Foreign Exchange Contracts	Other, net	$(13.9)	$(1.0)

I.    ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables summarize the changes in the balances for each component of Accumulated other comprehensive loss:

(Millions of Dollars)	Currency translation adjustment and other	(Losses) gains on cash flow hedges, net of tax	Gains on net investment hedges, net of tax	Pension (losses) gains, net of tax	Total
Balance - December 30, 2023	$(1,832.3)	$(42.5)	$64.9	$(259.2)	$(2,069.1)
Other comprehensive (loss) income before reclassifications	(130.8)	5.1	6.5	1.0	(118.2)
Reclassification adjustments to earnings	—	(0.1)	—	2.1	2.0
Net other comprehensive (loss) income	(130.8)	5.0	6.5	3.1	(116.2)
Balance - March 30, 2024	$(1,963.1)	$(37.5)	$71.4	$(256.1)	$(2,185.3)

(Millions of Dollars)	Currency translation adjustment and other	(Losses) gains on cash flow hedges, net of tax	Gains (losses) on net investment hedges, net of tax	Pension (losses) gains, net of tax	Total
Balance - December 31, 2022	$(1,907.4)	$(44.5)	$73.8	$(241.4)	$(2,119.5)
Other comprehensive income (loss) before reclassifications	64.0	(1.8)	(9.4)	(2.6)	50.2
Reclassification adjustments to earnings	—	0.5	—	2.1	2.6
Net other comprehensive income (loss)	64.0	(1.3)	(9.4)	(0.5)	52.8
Balance -April 1, 2023	$(1,843.4)	$(45.8)	$64.4	$(241.9)	$(2,066.7)

The Company uses the portfolio method for releasing the stranded tax effects from Accumulated other comprehensive loss. The reclassifications out of Accumulated other comprehensive loss for the three months ended March 30, 2024 and April 1, 2023 were as follows:

(Millions of Dollars)	2024	2023	Affected line item in Consolidated Statements of Operations And Comprehensive Loss
Realized gains on cash flow hedges	$1.7	$0.6	Cost of sales
Realized losses on cash flow hedges	(1.5)	(1.5)	Interest expense
Total before taxes	$0.2	$(0.9)
Tax effect	(0.1)	0.4	Income taxes
Realized gains (losses) on cash flow hedges, net of tax	$0.1	$(0.5)

Amortization of defined benefit pension items:
Actuarial losses and prior service costs / credits	$(2.8)	$(2.7)	Other, net
Tax effect	0.7	0.6	Income taxes
Amortization of defined benefit pension items, net of tax	$(2.1)	$(2.1)
J.    NET PERIODIC BENEFIT COST — DEFINED BENEFIT PLANS
Following are the components of net periodic pension expense for the three months ended March 30, 2024 and April 1, 2023:

	Year-to-Date
	Pension Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans		All Plans
(Millions of Dollars)	2024	2023	2024	2023	2024	2023
Service cost	$1.6	$2.0	$3.1	$2.8	$0.1	$0.1
Interest cost	12.9	13.5	10.4	10.6	0.4	0.5
Expected return on plan assets	(15.2)	(15.5)	(10.9)	(10.1)	—	—
Amortization of prior service cost (credit)	0.2	0.2	(0.2)	(0.2)	—	—
Amortization of net loss (gain)	2.0	2.2	1.1	0.8	(0.3)	(0.3)
Net periodic pension expense	$1.5	$2.4	$3.5	$3.9	$0.2	$0.3
The components of net periodic benefit expense other than the service cost component are included in Other, net in the Consolidated Statements of Operations and Comprehensive Loss.

K.    FAIR VALUE MEASUREMENTS

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
Recurring Fair Value Measurements
The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis for each of the hierarchy levels:

(Millions of Dollars)	Total Carrying Value	Level 1	Level 2	Level 3
March 30, 2024
Money market fund	$13.9	$13.9	$—	$—
Deferred compensation plan investments	$15.9	$15.9	$—	$—
Derivative assets	$8.3	$—	$8.3	$—
Derivative liabilities	$8.9	$—	$8.9	$—
Non-derivative hedging instrument	$357.1	$—	$357.1	$—
Contingent consideration liability	$203.4	$—	$—	$203.4
December 30, 2023
Money market fund	$12.3	$12.3	$—	$—
Deferred compensation plan investments	$20.2	$20.2	$—	$—
Derivative assets	$8.5	$—	$8.5	$—
Derivative liabilities	$17.9	$—	$17.9	$—
Non-derivative hedging instrument	$399.7	$—	$399.7	$—
Contingent consideration liability	$208.8	$—	$—	$208.8
The following table provides information about the Company's financial assets and liabilities not carried at fair value:

	March 30, 2024		December 30, 2023
(Millions of Dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
Other investments	$4.0	$3.9	$6.0	$5.8
Long-term debt, including current portion	$6,102.1	$5,468.4	$6,102.1	$5,512.8
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
The long-term debt instruments are considered Level 2 instruments and are measured using a discounted cash flow analysis based on the Company’s marginal borrowing rates. The differences between the carrying values and fair values of long-term debt are attributable to the stated interest rates differing from the Company's marginal borrowing rates. The fair values of the Company's variable rate short-term borrowings approximate their carrying values at March 30, 2024 and December 30, 2023.
As part of the Craftsman® brand acquisition in March 2017, the Company recorded a contingent consideration liability representing the Company's obligation to make future payments to Transform Holdco, LLC, which operates Sears and Kmart retail locations, of between 2.5% and 3.5% on sales of Craftsman products in new Stanley Black & Decker channels through March 2032. During the three months ended March 30, 2024, the Company paid $8.2 million for royalties owed. The Company will continue making future payments quarterly through the second quarter of 2032. The estimated fair value of the contingent consideration liability is determined using a discounted cash flow analysis taking into consideration future sales projections, forecasted payments to Transform Holdco, LLC, based on contractual royalty rates, and the related tax impacts. The estimated fair value of the contingent consideration liability was $203.4 million and $208.8 million as of March 30, 2024 and December 30, 2023, respectively. Adjustments to the contingent consideration liability, with the exception of cash payments, are recorded in SG&A in the Consolidated Statements of Operations and Comprehensive Loss. A 100 basis point reduction in the discount rate would result in an increase to the liability of approximately $6.1 million as of March 30, 2024.

A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. The Company's judgments used to determine the estimated contingent consideration liability discussed above, including estimated future sales projections, can materially impact the Company’s results of operations.

Refer to Note H, Financial Instruments, for more details regarding derivative financial instruments, Note O, Contingencies, for more details regarding the other investments related to the WCLC trust, and Note G, Long-Term Debt and Financing Arrangements, for more information regarding the carrying values of the long-term debt.

Non-Recurring Fair Value Measurements

The Company recorded an impairment charge in the first quarter of 2024 and the fourth quarter of 2023 to adjust the carrying amount of the long-lived assets of its Infrastructure business sold on April 1, 2024, which is considered a Level 3 fair value measurement. Refer to Note Q, Divestitures for further discussion. The Company had no other significant non-recurring fair value measurements, nor any other financial assets or liabilities measured using Level 3 inputs, during the first three months of 2024 or 2023.

L.    RESTRUCTURING CHARGES AND OTHER COSTS

A summary of the restructuring reserve activity from December 30, 2023 to March 30, 2024 is as follows:

(Millions of Dollars)	December 30, 2023	Net Additions	Usage	Currency	March 30, 2024
Severance and related costs	$25.8	$13.3	$(6.6)	$0.4	$32.9
Facility closures and other	3.1	1.7	(3.4)	—	1.4
Total	$28.9	$15.0	$(10.0)	$0.4	$34.3
For the three months ended March 30, 2024, the Company recognized net restructuring charges of $15.0 million primarily related to severance. The majority of the $34.3 million of reserves remaining as of March 30, 2024 is expected to be utilized within the next 12 months.
Segments: The $15.0 million of net restructuring charges for the three months ended March 30, 2024 includes: $7.0 million in the Tools & Outdoor segment; $5.7 million in the Industrial segment; and $2.3 million in Corporate.
Other, net is primarily comprised of intangible asset amortization expense, currency-related gains or losses, environmental remediation expense, deal costs and related consulting costs, and certain pension gains or losses. Other, net amounted to $80.0 million and $63.7 million for the three months ended March 30, 2024 and April 1, 2023, respectively. The year-over-year increase was primarily driven by higher environmental costs, write-downs on certain investments, and lower income related to providing transition services to previously divested businesses.

M.    INCOME TAXES

In accordance with ASC 740, Income Taxes, the Company estimates its annual effective tax rate each quarterly reporting period. Tax expense or benefit in interim periods is computed by applying the estimated annual effective tax rate to income or loss, and is adjusted for the tax effect of items of income and expense discretely reported in the period. The estimated annual effective tax rate used in determining income taxes on a year-to-date basis may change in subsequent interim periods. When changes to the estimated annual effective tax rate occur, the prior interim year-to-date tax expense or tax benefit is revised to reflect the revised estimated annual effective tax rate. Any adjustment is recorded in the period in which the change occurs.

For the three months ended March 30, 2024, the Company recognized income tax expense of $28.8 million, resulting in an effective tax rate of 59.6%. The effective tax rate for the three months ended March 30, 2024 differs from the U.S. statutory tax rate of 21% primarily due to non-deductible expenses, losses for which a tax benefit is not recognized, and U.S. tax on foreign earnings, partially offset by tax credits and state income taxes.

For the three months ended April 1, 2023, the Company recognized income tax expense of $23.7 million, resulting in an effective tax rate of (14.4)%. The effective tax rate for the three months ended April 1, 2023 differs from the U.S. statutory tax rate of 21% primarily due to U.S. tax on foreign earnings, non-deductible expenses, and interest on unrecognized tax benefits, partially offset by tax on foreign earnings at tax rates different than the U.S. tax rate, state income taxes, and tax credits.

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

N.    BUSINESS SEGMENTS AND GEOGRAPHIC AREAS

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

	Year-to-Date
(Millions of Dollars)	2024	2023
Net Sales
Tools & Outdoor	$3,284.6	$3,315.4
Industrial	584.9	616.4
Consolidated	$3,869.5	$3,931.8
Segment Profit
Tools & Outdoor	$255.7	$18.7
Industrial	65.2	67.4
Segment Profit	320.9	86.1
Corporate Overhead	(64.2)	(75.7)
Other, net	(80.0)	(63.7)
Loss on sales of businesses	—	(7.6)
Asset impairment charge	(25.5)	—
Restructuring charges	(15.0)	(12.1)
Interest income	43.6	39.8
Interest expense	(131.5)	(130.9)
Earnings (loss) before income taxes	$48.3	$(164.1)
Corporate Overhead includes the corporate overhead element of SG&A, which is not allocated to the business segments.
The Company recognizes revenue at a point in time from the sale of tangible products or over time depending on when the performance obligation is satisfied. For the three months ended March 30, 2024 and April 1, 2023, the majority of the Company’s revenue was recognized at the time of sale. The percent of total segment revenue recognized over time for the Industrial segment for the three months ended March 30, 2024 and April 1, 2023 was 2.9% and 1.7%, respectively.
The following table is a further disaggregation of the Industrial segment revenue for the three months ended March 30, 2024 and April 1, 2023:

	Year-to-Date
(Millions of Dollars)	2024	2023
Engineered Fastening	$492.3	$476.3
Infrastructure	92.6	140.1
Industrial	$584.9	$616.4
The following table is a summary of total assets by segment as of March 30, 2024 and December 30, 2023:

(Millions of Dollars)	March 30, 2024	December 30, 2023
Tools & Outdoor	$19,080.9	$18,960.8
Industrial	4,071.4	4,081.7
	23,152.3	23,042.5
Assets held for sale	827.5	857.6
Corporate assets	(125.9)	(236.3)
Consolidated	$23,853.9	$23,663.8
Corporate assets primarily consist of cash, deferred taxes, property, plant and equipment, and right-of-use lease assets. Based on the nature of the Company's cash pooling arrangements, at times the corporate-related cash accounts will be in a net liability position.

GEOGRAPHIC AREAS

The following table is a summary of net sales by geographic area for the three months ended March 30, 2024 and April 1, 2023:

	Year-to-Date
(Millions of Dollars)	2024	2023
United States	$2,357.3	$2,422.4
Canada	215.9	218.3
Other Americas	209.5	193.4
Europe	788.7	783.7
Asia	298.1	314.0
Consolidated	$3,869.5	$3,931.8
O.    CONTINGENCIES
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
Government Investigations
On January 19, 2024, the Company was notified by the Compliance and Field Operations Division (the “Division”) of the Consumer Product Safety Commission that the Division intends to recommend the imposition of a civil penalty of approximately $32 million for alleged untimely reporting in relation to certain utility bars and miter saws that were subject to voluntary recalls in September 2019 and March 2022, respectively. The Company believes there are defenses to the Division’s claims and has presented its defenses to the Division. However, given the early stage of this matter, at this time, the Company is not in a position to assess the likelihood of any potential loss or adverse effect on its financial condition or to estimate the amount of potential loss, if any, from this matter.

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

Class Action Litigation

As previously disclosed, on March 24, 2023, a putative class action lawsuit titled Naresh Vissa Rammohan v. Stanley Black & Decker, Inc., et al., Case No. 3:23-cv-00369-KAD (the “Rammohan Class Action”), was filed in the United States District Court for the District of Connecticut against the Company and certain of the Company’s current and former officers and directors. The complaint was filed on behalf of a purported class consisting of all purchasers of Stanley Black & Decker common stock between October 28, 2021 and July 28, 2022, inclusive. The complaint asserts violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 based on allegedly false and misleading statements related to consumer demand for the Company’s products amid changing COVID-19 trends and macroeconomic conditions. The complaint seeks unspecified damages and an award of costs and expenses. On October 13, 2023, Lead Plaintiff General Retirement System of the City of Detroit filed an Amended Complaint that asserts the same claims and seeks the same forms of relief as the original complaint. The Company intends to vigorously defend this action in all respects and on December 14, 2023 filed a motion to dismiss the Amended Complaint in its entirety. Briefing on that motion concluded on April 5, 2024, and the Company awaits a decision on that motion. Given the early stage of this litigation, at this time, the Company is not in a position to assess the likelihood of any potential loss or adverse effect on its financial condition or to estimate the amount or range of potential losses, if any, from this action.

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
The Company’s policy is to accrue environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. If no amount in the range of probable loss is considered most likely, the minimum loss in the range is accrued. The amount of liability recorded is based on an evaluation of currently available facts with respect to each individual site and includes such factors as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. The liabilities recorded do not take into account any claims for recoveries from insurance or third parties. As assessments and remediation progress at individual sites, the amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. As of March 30, 2024 and December 30, 2023, the Company had reserves of $124.2 million and $124.5 million, respectively, for remediation activities associated with Company-owned properties, as well as for Superfund sites, for losses that are probable and estimable. Of the March 30, 2024 amount, $50.5 million is classified as current and $73.7 million as long-term which is expected to be paid over the estimated remediation period. As of March 30, 2024, the range of environmental remediation costs that is reasonably possible is $80.4 million to $226.5 million which is subject to change in the near term. The Company may be liable for environmental remediation of sites it no longer owns. Liabilities have been recorded on those sites in accordance with the Company's policy.
West Cost Loading Corporation
As of March 30, 2024, the Company has recorded $17.0 million in other assets related to funding received by the Environmental Protection Agency (“EPA”) and placed in a trust in accordance with the final settlement with the EPA, embodied in a Consent Decree approved by the United States District Court for the Central District of California on July 3, 2013. Per the Consent Decree, Emhart Industries, Inc. (a dissolved and liquidated former indirectly wholly-owned subsidiary of The Black & Decker Corporation) (“Emhart”) has agreed to be responsible for an interim remedy at a site located in Rialto, California and formerly operated by West Coast Loading Corporation (“WCLC”), a defunct company for which Emhart was alleged to be liable as a successor. The remedy will be funded by (i) the amounts received from the EPA as gathered from multiple parties, and, to the extent necessary, (ii) Emhart's affiliate. The interim remedy requires the construction of a water treatment facility and the treatment of ground water at or around the site for a period of approximately 30 years or more. As of March 30, 2024, the Company's net cash obligation associated with remediation activities, including WCLC assets, is $107.2 million.
Centredale Site
On April 8, 2019, the United States District Court approved a Consent Decree documenting the terms of a settlement between the Company and the United States for reimbursement of EPA's past costs and remediation of environmental contamination found at the Centredale Manor Restoration Project Superfund Site ("Centredale site"), located in North Providence, Rhode Island. Black & Decker and Emhart are liable for site clean-up costs under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") as successors to the liability of Metro-Atlantic, Inc., a former operator at the Centredale site. The Company is complying with the terms of the settlement. Remediation work at the Centredale site remains ongoing. Technical and regulatory issues have arisen in connection with the disposal methods selected and described in the statement of work for contaminated Centredale site soils and sediment. Emhart’s contractor is working with the EPA and the State of Rhode Island to develop alternatives. Emhart has recently entered into a cooperative agreement with the Federal and State Natural Resource Trustees to collectively conduct an assessment of what, if any, Natural Resource Damages may be associated with the contamination at the Centredale Site. Litigation continues in the District Court concerning Phase 3 of the case, which is addressing the potential allocation of liability to other PRPs who may have contributed to contamination of the Centredale site with dioxins, polychlorinated biphenyls and other contaminants of concern. As of March 30, 2024, the Company has a remaining reserve of $27.8 million for this site.
Lower Passaic River
The Company and approximately 47 other companies comprise the Lower Passaic Cooperating Parties Group (the “CPG”). The CPG members and other companies are parties to a May 2007 Administrative Settlement Agreement and Order on Consent (“AOC”) with the EPA to perform a remedial investigation/feasibility study (“RI/FS”) of the lower seventeen miles of the Lower Passaic River in New Jersey (the “River”). The Company’s potential liability stems from former operations in Newark, New Jersey. The CPG has substantially completed the RI/FS for the entire 17-mile River. The Company’s estimated costs related to the RI/FS are included in its environmental reserves.

Lower 8.3 Miles

On April 11, 2014, the EPA issued a Focused Feasibility Study (“FFS”) and proposed plan which addressed various early action remediation alternatives for the lower 8.3 miles of the River. On March 4, 2016, the EPA issued a Record of Decision ("ROD") selecting the remedy for the lower 8.3 miles of the River, which will include the removal of 3.5 million cubic yards of sediment, placement of a cap over the entire lower 8.3 miles of the River, and, according to the EPA, will cost approximately $1.4 billion and take 6 years to implement after the remedial design is completed. On September 30, 2016, Occidental Chemical Corporation ("OCC") entered into an agreement with the EPA to perform the remedial design for the cleanup plan for the lower 8.3 miles of the River. OCC has submitted the final remedial design, which is under review by EPA. On June 30, 2018, OCC filed a complaint in the United States District Court for the District of New Jersey against over 100 companies, including the Company, seeking CERCLA cost recovery or contribution for past costs relating to various investigations and cleanups OCC has conducted or is conducting in connection with the River. According to the complaint, OCC has incurred or is incurring costs which include the estimated cost ($165 million) to complete the remedial design for the cleanup plan for the lower 8.3 miles of the River. OCC also seeks a declaratory judgment to hold the defendants liable for their proper shares of future response costs for OCC's ongoing activities in connection with the River. The Company and other defendants have answered the complaint and have been engaged in discovery with OCC. On February 24, 2021, the Company and other defendants filed a third party complaint against the Passaic Valley Sewerage Commissioners and forty-two municipalities to require those entities to pay their equitable share of response costs. On December 20, 2022, various defendants (including the Company) in the OCC litigation filed an unopposed motion to stay the litigation for six months which was granted by the Court on March 1, 2023 and has been extended while the Court considers the Consent Decree filed by the United States, as discussed below.

The Company and 105 other parties received a letter dated March 31, 2016 from the EPA notifying such parties of potential liability for the costs of the cleanup of the lower 8.3 miles of the River. In a March 30, 2017 letter, the EPA stated that parties who did not discharge dioxins, furans or polychlorinated biphenyls (which are considered the contaminants of concern posing the greatest risk to human health or the environment) may be eligible for cash out settlement, but expected those parties' allocation to be determined through a complex settlement analysis using a third-party allocator. The EPA subsequently clarified this statement to say that such parties would be eligible to be "funding parties" for the lower 8.3 mile remedial action with each party's share of the costs determined by the EPA based on the allocation process and the remaining parties would be "work parties" for the remedial action. The Company participated in the allocation process and asserted that it did not discharge dioxins, furans or polychlorinated biphenyls and should be eligible to be a "funding party" for the lower 8.3 mile remedial action. The allocator selected by the EPA issued a confidential allocation report on December 28, 2020, which was reviewed by the EPA. As a result of the allocation process, on February 11, 2022, the EPA and certain parties (including the Company) reached an agreement in principle for a cash-out settlement for remediation of the entire 17-mile Lower Passaic River. On December 16, 2022, the United States lodged a Consent Decree with the United States District Court for the District of New Jersey in United States v. Alden Leeds, Inc. et al. (No. 2:22-cv-07326) that addressed the liability of 85 parties (including the Company) for an aggregate amount of $150 million based in part on the EPA-sponsored allocation report that found OCC 99.4% responsible for the cleanup costs of the River. The Consent Decree was subject to a 90-day public comment period, which ended March 22, 2023. On November 21, 2023, the United States informed the Court that it concluded, based on the public comments, that a small number of parties (not including the Company) should be removed from the settlement and that a change should be made to the United States’ reservation of rights (which was agreed to by the remaining settling parties). On January 17, 2024, the United States filed the modified Consent Decree with the Court and filed its motion to enter the modified Consent Decree on January 31, 2024. On April 1, 2024, the settling defendants (including the Company) and certain other parties filed briefs in support of, and OCC filed a brief in opposition to, the motion to enter the modified Consent Decree. The Court will enter or disapprove the modified Consent Decree after the motion is fully briefed.

Upper 9 Miles

On October 10, 2018, the EPA issued a letter directing the CPG to prepare a streamlined feasibility study for the upper 9 miles of the River based on an iterative approach using adaptive management strategies. The CPG submitted a draft Interim Remedy Feasibility Study to the EPA on December 4, 2020, which identified various targeted dredge and cap alternatives with costs that range from $420 million to $468 million (net present value). The EPA issued the Interim Remedy ROD on September 28, 2021, selecting an alternative that the EPA estimates will cost $441 million (net present value).

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

Maxus Bankruptcy Settlement

Pursuant to a settlement agreement by and among the Maxus Liquidating Trust, YPF and Repsol submitted to the bankruptcy court on April 7, 2023, YPF and Repsol will jointly pay a combined sum of $573 million to various creditors. Based on the waterfall payout of the bankruptcy plan, the CPG received approximately $9 million, which will be used either to offset future CPG costs, including EPA RI/FS oversight and legal and administrative costs, or to reimburse CPG members for a portion of their past contributions to the RI/FS costs.

At this time, the Company cannot reasonably estimate its liability related to the litigation and remediation efforts as discussed above, excluding the RI/FS, as the OCC litigation is pending and the EPA settlement process has not been completed and requires court approval.
Kerr McGee
Per the terms of a Final Order and Judgment approved by the United States District Court for the Middle District of Florida on January 22, 1991, Emhart is responsible for a percentage of remedial costs arising out of the Kerr McGee Chemical Corporation Superfund Site located in Jacksonville, Florida. On March 15, 2017, the Company received formal notification from the EPA that the EPA had issued a ROD selecting the preferred alternative identified in the Proposed Cleanup Plan. On or about November 2, 2023, the Multistate Trust managing the remediation revised the estimated remediation costs for work to be performed in 2024, and the Company adjusted the reserve for its percentage share of such costs accordingly. As of March 30, 2024, the Company has reserved $27.8 million for this site.
The amount recorded for the aforementioned identified contingent liabilities is based on estimates. Amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. Actual costs to be incurred in future periods may vary from the estimates, given the inherent uncertainties in evaluating certain exposures. Subject to the imprecision in estimating future contingent liability costs, the Company does not expect that any sum it may have to pay in connection with these environmental matters in excess of the amounts recorded will have a materially adverse effect on its financial position, results of operations or liquidity.

P.    COMMITMENTS AND GUARANTEES

COMMITMENTS — The Company has numerous assets, predominantly real estate, vehicles and equipment, under various lease arrangements. The following is a summary of the Company's right-of-use assets and lease liabilities:

(Millions of Dollars)	March 30, 2024	December 30, 2023
Right-of-use assets	$489.4	$502.9
Lease liabilities	$494.9	$506.6
Weighted-average incremental borrowing rate	4.7%	4.6%
Weighted-average remaining term	6 years	7 years

Right-of-use assets are included within Other assets in the Condensed Consolidated Balance Sheets, while lease liabilities are included within Accrued expenses and Other liabilities, as appropriate. The Company determines its incremental borrowing rate based on interest rates from its debt issuances, taking into consideration adjustments for collateral, lease terms and foreign currency. As of March 30, 2024 and December 30, 2023, approximately $19 million of right-of-use assets and lease liabilities, respectively, were reclassified to held for sale relating to the divestiture of the Infrastructure business.

The Company has arrangements with third-party financial institutions that offer voluntary supply chain finance ("SCF") programs. These arrangements enable certain of the Company’s suppliers, at the supplier’s sole discretion, to sell receivables due from the Company to the financial institutions on terms directly negotiated with the financial institutions. The Company negotiates commercial terms with its suppliers, including prices, quantities, and payment terms, regardless of suppliers’ decisions to finance the receivables due from the Company under these SCF programs. The Company has no economic interest in a supplier’s decision to participate in these SCF programs, and no direct financial relationship with the financial institutions, as it relates to these SCF programs. The amounts due to the financial institutions for suppliers that voluntarily participate in these SCF programs were presented within Accounts payable on the Company’s Condensed Consolidated Balance Sheets and totaled $519.6 million and $528.1 million as of  March 30, 2024 and December 30, 2023, respectively.

As of March 30, 2024, the Company had unrecognized commitments that require the future purchase of goods or services (unconditional purchase obligations) to provide it with access to products and services at competitive prices. These obligations consist of supplier agreements with long-term minimum material purchase requirements and freight forwarding arrangements with minimum quantity commitments. As of March 30, 2024, the Company had unconditional purchase obligations of $326.2 million, consisting of $101.0 million in 2024, $151.1 million in 2025, $41.1 million in 2026, $25.7 million in 2027 and $7.3 million in 2028.

GUARANTEES — The Company’s financial guarantees at March 30, 2024 are as follows:

(Millions of Dollars)	Term	Maximum Potential Payment	Carrying Amount of Liability
Guarantees on the residual values of leased assets	One to nine years	$157.4	$—
Standby letters of credit	Up to twenty years	182.6	—
Commercial customer financing arrangements	Up to six years	90.7	15.0
Total		$430.7	$15.0
The Company has guaranteed a portion of the residual values associated with certain of its variable rate leases. The lease guarantees are for an amount up to $157.4 million while the fair value of the underlying assets is estimated at $210.5 million. The related assets would be available to satisfy the guarantee obligations.

The Company has issued $182.6 million in standby letters of credit that guarantee future payments which may be required under certain insurance programs and in relation to certain environmental remediation activities described more fully in Note O, Contingencies.

The Company provides various limited and full recourse guarantees to financial institutions that provide financing to U.S. and Canadian Mac Tool distributors and franchisees for their initial purchase of the inventory and trucks necessary to function as a distributor and franchisee. In addition, the Company provides limited and full recourse guarantees to financial institutions that extend credit to certain end retail customers of its U.S. Mac Tool distributors and franchisees. The gross amount guaranteed in these arrangements is $90.7 million and the $15.0 million carrying value of the guarantees issued is recorded in Other liabilities in the Condensed Consolidated Balance Sheets.

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

The changes in the carrying amount of product warranties for the three months ended March 30, 2024 and April 1, 2023 are as follows:

(Millions of Dollars)	2024	2023
Balance beginning of period	$136.7	$126.6
Warranties and guarantees issued	46.6	39.3
Warranty payments and currency	(39.9)	(41.1)
Balance end of period	$143.4	$124.8

Q.    DIVESTITURES

Infrastructure business

On April 1, 2024, the Company completed the previously announced sale of its Infrastructure business to Epiroc AB for $760 million. The Company received proceeds of $728.5 million at closing, net of customary adjustments and costs. As of March 30, 2024 and December 30, 2023, the assets and liabilities related to the Infrastructure business were classified as held for sale on the Company's Condensed Consolidated Balance Sheet. This divestiture does not qualify for discontinued operations and therefore, its results are included in the Company's Consolidated Statements of Operations and Comprehensive Loss for all periods presented.

Following is the pre-tax income for this business for the first three months ended March 30, 2024, and April 1, 2023:

(Millions of Dollars)	2024	2023
Pre-tax income	$9.6	$18.0

In addition, the Company recognized pre-tax asset impairment charges of $25.5 million and $150.8 million in the first quarter of 2024 and fourth quarter of 2023, respectively, to adjust the carrying amount of the long-lived assets of the Infrastructure business to its estimated fair value less the costs to sell.

The carrying amounts of the assets and liabilities that were aggregated in assets held for sale and liabilities held for sale as of March 30, 2024 and December 30, 2023 are presented in the following table:

(Millions of Dollars)	March 30, 2024	December 30, 2023
Cash and cash equivalents	$3.3	$0.6
Accounts and notes receivable, net	43.0	41.3
Inventories, net	87.7	96.5
Other current assets	2.3	2.4
Property, plant and equipment, net	71.4	70.4
Goodwill	363.3	389.7
Intangibles, net	214.2	214.3
Other assets	42.3	42.4
Total assets	$827.5	$857.6

Accounts payable and accrued expenses	$45.0	$44.1
Other long-term liabilities	83.4	84.8
Total liabilities	$128.4	$128.9

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
BUSINESS OVERVIEW
Strategy
The Company is a global provider of hand tools, power tools, outdoor products and related accessories, as well as a leading provider of engineered fastening solutions. The Company continues to execute its long-term business strategy focused on organic growth in excess of the market and industry, geographic and customer diversification to foster sustainable revenue, earnings and cash flow growth. In recent years, the Company has re-shaped its portfolio to focus on its leading positions in the tools & outdoor and engineered fastening markets. Leveraging the benefits of a more focused portfolio, the Company initiated a business transformation in mid-2022 that includes reinvestment for faster growth as well as a $2.0 billion Global Cost Reduction Program through 2025. The Company’s primary areas of multi-year strategic focus remain unchanged as follows:

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
Refer to section "Human Capital Management" in Item 1. Business of the Company’s Form 10-K for the year ended December 30, 2023 for additional information regarding the Company's commitment to supporting its employees and improving diversity, equity and inclusion.
Common Stock And Other Securities
In April 2021, the Board of Directors approved repurchases by the Company of its outstanding securities other than common stock up to an aggregate amount of $3.0 billion. No repurchases have been executed pursuant to this authorization to date.
Divestitures
On April 1, 2024, the Company sold its Infrastructure business to Epiroc AB for net proceeds of $728.5 million. The Company used the net proceeds to reduce debt in the second quarter of 2024.
Refer to Note Q, Divestitures, for further discussion.
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
During the first three months of 2024 and since inception of the program, the Company has generated approximately $145 million and $1.2 billion, respectively, of pre-tax run-rate savings, driven by lower headcount, indirect spend reductions and the supply chain transformation. These savings are comprised of supply chain efficiency benefits, which will support gross margin improvements as the benefits turn through inventory, and SG&A savings. The Company believes that it is on track to grow to approximately $2 billion of pre-tax run-rate savings by year-end 2025. In addition, the Company has reduced inventory by approximately $1.9 billion since the end of the second quarter of 2022 and expects further inventory and working capital reductions to support free cash flow generation in 2024.

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

RESULTS OF OPERATIONS
On April 1, 2024, the Company completed the previously announced sale of its Infrastructure business to Epiroc AB. This divestiture does not qualify for discontinued operations and therefore, its results are included in the Company's Consolidated Statements of Operations and Comprehensive Loss for all periods presented.
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

With the exception of forecasted free cash flow included in “2024 Outlook” as discussed below, the Non-GAAP financial measures of gross profit, SG&A, Other, net, Income taxes, and segment profit (including Corporate Overhead), presented on a basis excluding certain gains and charges, as well as free cash flow, organic revenue and organic growth are defined and reconciled to their most directly comparable GAAP financial measures below. Due to high variability and difficulty in predicting items that impact cash flow from operations, a reconciliation of forecasted free cash flow to its most directly comparable GAAP estimate has been omitted. The Company believes such a reconciliation would also imply a degree of precision that is inappropriate for this forward-looking measure.

The Company’s operating results at the consolidated level as discussed below include and exclude certain gains and charges impacting gross profit, SG&A, Other, net, and Income taxes. The Company’s business segment results as discussed below include and exclude certain gains and charges impacting gross profit and SG&A. These amounts for the first quarters of 2024 and 2023 are as follows:

First Quarter 2024

(Millions of Dollars)	GAAP	Non-GAAP Adjustments[2]	Non-GAAP
Gross profit	$1,108.5	$14.4	$1,122.9
Selling, general and administrative[1]	851.8	(20.1)	831.7
Earnings before income taxes	48.3	71.5	119.8
Income taxes	28.8	6.8	35.6
Net earnings	19.5	64.7	84.2
Diluted earnings per share of common stock	$0.13	$0.43	$0.56

First Quarter 2023

	(Millions of Dollars)	GAAP	Non-GAAP Adjustments[2]	Non-GAAP
	Gross profit	$835.5	$73.4	$908.9
	Selling, general and administrative[1]	825.1	(20.7)	804.4
	Loss before income taxes	(164.1)	106.8	(57.3)
	Income taxes	23.7	(20.4)	3.3
	Net loss	(187.8)	127.2	(60.6)
	Diluted loss per share of common stock	$(1.26)	$0.85	$(0.41)

1	Includes provision for credit losses
2	Refer to table below for additional detail of the Non-GAAP adjustments

Below is a summary of the pre-tax Non-GAAP adjustments for the first quarters of 2024 and 2023.

(Millions of Dollars)	2024	2023
Supply Chain Transformation Costs:
Footprint Rationalization[1]	$8.4	$59.3
Strategic Sourcing & Operational Excellence[2]	5.8	14.1
Facility-related costs	0.7	0.7
Voluntary retirement program	—	(0.1)
Other charges (gains)	(0.5)	(0.6)
Gross Profit	$14.4	$73.4

Supply Chain Transformation Costs:
Footprint Rationalization[1]	$7.5	$0.1
Complexity Reduction	0.3	0.1
Acquisition & Integration-related costs[3]	2.8	10.1
Transition services costs related to previously divested businesses	5.5	12.8
Voluntary retirement program	—	(0.9)
Other charges (gains)	4.0	(1.5)
Selling, general and administrative	$20.1	$20.7

Other, net[4]	$(3.5)	$(7.0)
Loss on sales of businesses	—	7.6
Asset impairment charges[5]	25.5	—
Restructuring charges[6]	15.0	12.1
Earnings (loss) before income taxes	$71.5	$106.8

1	Footprint Rationalization costs in 2024 primarily relate to accelerated depreciation of production equipment of $4.9 million and other facility exit and re-configuration costs of $10.0 million. In 2023, transfers and closures of targeted manufacturing sites, including Fort Worth, Texas and Cheraw, South Carolina as previously announced in March 2023, resulted in accelerated depreciation of production equipment of $17.0 million and non-cash asset write-downs of $42.2 million (predominantly tooling, raw materials and WIP).
2	Strategic Sourcing & Operational Excellence costs in 2023 primarily relate to third-party consultant fees to provide expertise in identifying and quantifying opportunities to source in a more integrated manner and re-design in-plant operations following footprint rationalization, developing a detailed program and related governance, and assisting the Company with the implementation of actions necessary to achieve the related objectives.
3	Acquisition & integration-related costs primarily relate to the MTD and Excel acquisitions, including costs to integrate the organizations and shared processes, as well as harmonize key IT applications and infrastructure.
4	Includes deal-related costs, net of income related to providing transition services to previously divested businesses.
5	The $25.5 million pre-tax asset impairment charge in 2024 related to the Infrastructure business.
6	Refer to “Restructuring Activities” below for further discussion.

Below is a summary of the Company’s operating results at the consolidated level, followed by an overview of business segment performance. Organic growth is utilized to describe the Company's results excluding the impacts of foreign currency fluctuations, acquisitions during their initial 12 months of ownership, and divestitures.

Consolidated Results

Net Sales: Net sales were $3.870 billion in the first three months of 2024 compared to $3.932 billion in the first three months of 2023, representing a decrease of 2% driven by a 1% decrease in volume and a 1% decrease from foreign currency. Tools & Outdoor net sales decreased 1% compared to the first three months of 2023, due to a 1% decline in volume. Industrial net sales decreased 5% compared to the first three months of 2023 as a 1% increase in price was more than offset by a 5% decrease in volume and a 1% decrease from foreign currency.

Gross Profit: Gross profit was $1.109 billion, or 28.6% of net sales, in the first three months of 2024 compared to $835.5 million, or 21.2% of net sales, in the first three months of 2023. Non-GAAP adjustments, which reduced gross profit, were $14.4 million for the three months ended March 30, 2024 and $73.4 million for the three months ended April 1, 2023. Excluding these adjustments, gross profit was 29.0% of net sales for the three months ended March 30, 2024, compared to 23.1% for the three months ended April 1, 2023, primarily due to lower inventory destocking costs, supply chain transformation benefits and lower shipping costs.

SG&A Expenses: SG&A, inclusive of the provision for credit losses, was $851.8 million, or 22.0% of net sales, in the first three months of 2024, compared to $825.1 million, or 21.0% of net sales, in the first three months of 2023. Within SG&A, Non-GAAP adjustments totaled $20.1 million for the three months ended March 30, 2024 and $20.7 million for the three months ended April 1, 2023. Excluding these adjustments, SG&A was 21.5% of net sales for the three months ended March 30, 2024, compared to 20.5% for the three months ended April 1, 2023, as the Company increased investment in innovation and growth initiatives.

Distribution center costs (i.e. warehousing and fulfillment facility and associated labor costs) are classified within SG&A. This classification may differ from other companies who may report such expenses within cost of sales. Due to diversity in practice, to the extent the classification of these distribution costs differs from other companies, the Company’s gross margins may not be comparable. Such distribution costs classified in SG&A amounted to $130.5 million and $129.5 million for the first three months of 2024 and 2023, respectively.

Other, net: Other, net totaled $80.0 million and $63.7 million in the first three months of 2024 and 2023, respectively. Excluding Non-GAAP adjustments, Other, net, totaled $83.5 million and $70.7 million in the first three months of 2024 and 2023, respectively. The year-over-year increase was primarily driven by higher environmental costs and write-downs on certain investments.

Loss on Sales of Businesses: During the first quarter of 2023, the Company reported a pre-tax loss of $7.6 million primarily related to the divestiture of a small business in the Industrial segment.

Asset Impairment Charge: During the first three months of 2024, the Company recorded a pre-tax impairment loss of $25.5 million related to the Infrastructure business. Refer to Note Q, Divestitures, for additional information on the divestiture of the Infrastructure business completed in the second quarter of 2024.

Interest, net: Net interest expense was $87.9 million in the first quarter of 2024 compared to $91.1 million in the first quarter of 2023. The year-over-year decrease was primarily driven by higher interest income due to an increase in rates.

Income Taxes: For the three months ended March 30, 2024, the Company recognized income tax expense of $28.8 million, resulting in an effective tax rate of 59.6%. Excluding the tax effect on Non-GAAP adjustments, for the three months ended March 30, 2024, the Company recognized income tax expense of $35.6 million, resulting in an effective tax rate of 29.7%. These effective tax rates differ from the U.S. statutory tax rate of 21% primarily due to non-deductible expenses, losses for which a tax benefit is not recognized, and U.S. tax on foreign earnings, partially offset by tax credits and state income taxes.

For the three months ended April 1, 2023, the Company recognized income tax expense of $23.7 million, resulting in an effective tax rate of (14.4)%. Excluding the tax effect on Non-GAAP adjustments, for the three months ended April 1, 2023, the Company recognized an income tax expense of $3.3 million, resulting in an effective tax rate of (5.8)%. These effective tax rates differ from the U.S. statutory tax rate of 21% primarily due to U.S. tax on foreign earnings, non-deductible expenses, and interest on unrecognized tax benefits, partially offset by tax on foreign earnings at tax rates different than the U.S. tax rate, state income taxes, and tax credits.

Refer to Note M, Income Taxes, for additional information on the impacts in interim periods of changes in its estimated annual effective income tax rate.

On December 20, 2021, the Organization for Economic Cooperation and Development (“OECD”) published a proposal for the establishment of a global minimum tax rate of 15% (“Pillar Two"). The Pillar Two rules provide a template that jurisdictions can translate into domestic law to assist with the implementation within an agreed upon timeframe and in a coordinated manner, which became effective for fiscal years beginning after January 1, 2024. To date, jurisdictions in which the Company operates are in various stages of implementation.

The OECD and other countries continue to publish guidance and legislation which include transition and safe harbor rules. The Company expects to avail itself of the transitional safe harbor rules in most jurisdictions in which the Company operates. There are, however, a limited number of jurisdictions where the transitional safe harbor relief does not apply. The Company expects the Pillar Two tax impact from these jurisdictions to be immaterial to its estimated annual effective rate for 2024 and continues to monitor developments in legislation, regulation, and interpretive guidance in this area.

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
The Company’s operations are classified into two reportable business segments: Tools & Outdoor and Industrial.
Tools & Outdoor:

	Year-to-Date
(Millions of Dollars)	2024	2023
Net sales	$3,284.6	$3,315.4
Segment profit	$255.7	$18.7
% of Net sales	7.8%	0.6%

Tools & Outdoor net sales decreased $30.8 million, or 1%, in the first three months of 2024 compared to the first three months of 2023 as volume growth in DEWALT® was more than offset by a muted market demand backdrop which contributed to a 1% decline in volume. Organic revenue decreased 2% and 3% in North America and Europe, respectively, and increased 7% in the rest of the world. During the first quarter of 2024, the U.S. retail point-of-sale demand was down modestly versus the prior year with modest growth in outdoor.

Segment profit for the first three months of 2024 was $255.7 million, or 7.8% of net sales, compared to $18.7 million, or 0.6% of net sales, in the first three months of 2023. Excluding Non-GAAP adjustments of $22.9 million and $79.2 million for the three months ended March 30, 2024 and April 1, 2023, respectively, segment profit was 8.5% of net sales in the first three months of 2024 and 3.0% in the first three months of 2023. The year-over-year increase was a result of lower inventory destocking costs, supply chain transformation benefits and reduced shipping costs, which were partially offset by increased growth investments.
Industrial:

	Year-to-Date
(Millions of Dollars)	2024	2023
Net sales	$584.9	$616.4
Segment profit	$65.2	$67.4
% of Net sales	11.1%	10.9%

Industrial net sales decreased $31.5 million, or 5%, in the first three months of 2024 compared to the first three months of 2023, as a 1% increase in price was more than offset by a 5% decrease in volume, exclusively in Infrastructure, and a 1% decrease from foreign currency. Engineered Fastening organic revenues increased 5%, with aerospace and automotive growth, which was partially offset by general industrial market softness.

Industrial segment profit for the first three months of 2024 totaled $65.2 million, or 11.1% of net sales, compared to $67.4 million, or 10.9% of net sales, in the corresponding 2023 period. Excluding Non-GAAP adjustments of $5.7 million and $0.3 million for the three months ended March 30, 2024 and April 1, 2023, respectively, segment profit amounted to 12.1% of net sales in the first three months of 2024 compared to 11.0% in the first three months of 2023, due to price realization and cost control.

Corporate Overhead

Corporate Overhead includes the corporate overhead element of SG&A, which is not allocated to the business segments. Corporate Overhead amounted to $64.2 million and $75.7 million in the first quarter of 2024 and 2023, respectively. Excluding Non-GAAP adjustments of $5.9 million for the three months ended March 30, 2024 and $14.6 million for the three months ended April 1, 2023, the corporate overhead element of SG&A was $58.3 million and $61.1 million for the three months ended March 30, 2024 and April 1, 2023, respectively.

RESTRUCTURING ACTIVITIES
A summary of the restructuring reserve activity from December 30, 2023 to March 30, 2024 is as follows:

(Millions of Dollars)	December 30, 2023	Net Additions	Usage	Currency	March 30, 2024
Severance and related costs	$25.8	$13.3	$(6.6)	$0.4	$32.9
Facility closures and other	3.1	1.7	(3.4)	—	1.4
Total	$28.9	$15.0	$(10.0)	$0.4	$34.3
For the three months ended March 30, 2024, the Company recognized net restructuring charges of $15.0 million, primarily related to severance costs. The Company expects to achieve annual net cost savings of approximately $27 million by the end of 2025 related to the restructuring costs incurred during the three months ended March 30, 2024. The majority of the $34.3 million of reserves remaining as of March 30, 2024 is expected to be utilized within the next 12 months.

Segments:

The $15 million of net restructuring charges for the three months ended March 30, 2024 includes: $7 million in the Tools & Outdoor segment; $6 million in Industrial; and $2 million in Corporate.

The anticipated annual net cost savings of approximately $27 million related to the first quarter 2024 restructuring actions include: $17 million in the Tools & Outdoor segment; $5 million in the Industrial segment; and $5 million in Corporate.

2024 OUTLOOK

This outlook discussion is intended to provide broad insight into the Company's near-term earnings and cash flow generation prospects. The Company is reiterating 2024 guidance and expects diluted earnings per share to approximate $1.60 to $2.85 on a GAAP basis ($3.50 to $4.50 excluding Non-GAAP adjustments). Free cash flow is expected to approximate $0.6 billion to $0.8 billion.

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

Operating Activities: Cash flows used in operations were $431.0 million in the first quarter of 2024 compared to $286.3 million in the corresponding period of 2023. The year-over-year change was primarily driven by changes in working capital as the Company builds inventory for the Tools & Outdoor spring selling season, as well as higher variable compensation, partially offset by higher earnings.

Free Cash Flow: Free cash flow, as defined in the table below, was an outflow of $496.7 million in the first quarter of 2024 compared to an outflow of $354.5 million in the corresponding period of 2023. The year-over-year change in free cash flow was primarily due to the same factors discussed above in operating activities. Management considers free cash flow an important indicator of its liquidity and capital efficiency, as well as its ability to fund future growth and provide dividends to shareowners, and is useful information for investors. Free cash flow does not include deductions for mandatory debt service, other borrowing activity, discretionary dividends on the Company’s common stock and business acquisitions, among other items.

	Year-to-Date
(Millions of Dollars)	2024	2023
Net cash used in operating activities	$(431.0)	$(286.3)
Less: capital and software expenditures	(65.7)	(68.2)
Free cash flow	$(496.7)	$(354.5)

Investing Activities: Cash flows used in investing activities totaled $63.2 million and $61.2 million in the first quarter of 2024 and 2023, respectively, primarily due to capital and software expenditures of $65.7 million and $68.2 million, respectively.
Financing Activities: Cash flows provided by financing activities totaled $548.6 million in the first quarter of 2024, primarily driven by net short-term commercial paper borrowings of $674.9 million, partially offset by cash dividend payments on common stock of $121.8 million. Cash flows provided by financing activities totaled $324.2 million in the first quarter of 2023, primarily driven by proceeds from debt issuances, net of fees, of $747.2 million, partially offset by net repayments of short-term commercial paper borrowings of $285.9 million and cash dividend payments on common stock of $119.8 million.

Credit Ratings & Liquidity:

The Company maintains investment grade credit ratings from the major U.S. rating agencies on its senior unsecured debt (S&P A-, Fitch BBB+, Moody's Baa3), as well as its commercial paper program (S&P A-2, Fitch F2, Moody's P-3). There were no changes to any of the Company's credit ratings during the first quarter of 2024. Failure to maintain investment grade rating levels could adversely affect the Company’s cost of funds, liquidity and access to capital markets, but would not have an adverse effect on the Company’s ability to access its existing committed credit facilities.

Cash and cash equivalents totaled $476.6 million as of March 30, 2024, which was primarily held in foreign jurisdictions. Cash and cash equivalents totaled $449.4 million as of December 30, 2023, of which approximately 50% was held in foreign jurisdictions.

As a result of the Tax Cuts and Jobs Act (the "Act"), the Company's tax liability related to the one-time transition tax associated with unremitted foreign earnings and profits totaled $171 million at March 30, 2024. The Act permits a U.S. company to elect to pay the net tax liability interest-free over a period of up to eight years. The Company has considered the implications of paying the required one-time transition tax and believes it will not have a material impact on its liquidity.

The Company has a $3.5 billion commercial paper program which includes Euro denominated borrowings in addition to U.S. Dollars. As of March 30, 2024, the Company had commercial paper borrowings outstanding of $1.7 billion, of which $357.1 million in Euro denominated commercial paper was designated as a net investment hedge. As of December 30, 2023, the Company had $1.1 billion of borrowings outstanding, of which $399.7 million in Euro denominated commercial paper was designated as a net investment hedge. Refer to Note H, Financial Instruments, for further discussion.

The Company has a five-year $2.5 billion committed credit facility (the “5-Year Credit Agreement”). Borrowings under the 5-Year Credit Agreement may be made in U.S. Dollars, Euros or Pounds Sterling. A sub-limit amount of $814.3 million is designated for swing line advances which may be drawn in Euros pursuant to the terms of the 5-Year Credit Agreement. Borrowings bear interest at a floating rate plus an applicable margin dependent upon the denomination of the borrowing and specific terms of the 5-Year Credit Agreement. The Company must repay all advances under the 5-Year Credit Agreement by the earlier of September 8, 2026 or upon termination. The 5-Year Credit Agreement is designated to be a liquidity back-stop for the Company's $3.5 billion U.S. Dollar and Euro commercial paper program. As of March 30, 2024 and December 30, 2023, the Company had not drawn on its five-year committed credit facility.

The Company has a $1.5 billion syndicated 364-Day Credit Agreement (the "2023 Syndicated 364-Day Credit Agreement") which is a revolving credit loan. The borrowings under the 2023 Syndicated 364-Day Credit Agreement may be made in U.S. Dollars or Euros and bear interest at a floating rate plus an applicable margin dependent upon the denomination of the borrowing and pursuant to the terms of the 2023 Syndicated 364-Day Credit Agreement. The Company must repay all advances under the 2023 Syndicated 364-Day Credit Agreement by the earlier of September 4, 2024 or upon termination. The Company may, however, convert all advances outstanding upon termination into a term loan that shall be repaid in full no later than the first anniversary of the termination date provided that the Company, among other things, pays a fee to the administrative agent for the account of each lender. The 2023 Syndicated 364-Day Credit Agreement serves as part of the liquidity back-stop for the Company’s $3.5 billion U.S. Dollar and Euro commercial paper program. As of March 30, 2024 and December 30, 2023, the Company had not drawn on its 2023 Syndicated 364-Day Credit Agreement.

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

Refer to Note G, Long-Term Debt and Financing Arrangements, for further discussion of the Company's financing arrangements.

OTHER MATTERS
There have been no changes in the Company’s critical accounting estimates during the first quarter of 2024. Refer to the “Other Matters” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Form 10-K for the year ended December 30, 2023 for a discussion of the Company’s critical accounting estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no significant change in the Company’s exposure to market risk during the first quarter of 2024. Refer to the Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Form 10-K for the year ended December 30, 2023 and subsequent related filings with the Securities and Exchange Commission for further discussion.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of management, including the Company’s President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, the Company has, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined under Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Company’s President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer have concluded that, as of March 30, 2024, the Company’s disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting that occurred during the first quarter of 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Additional factors that could cause actual results to differ materially from forward-looking statements are set forth in the Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q, including under the headings “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the Consolidated Financial Statements and the related Notes.
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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company’s Form 10-K for the year ended December 30, 2023 includes "Legal Proceedings" under Item 3 of Part I. Other than as described below, there have been no material changes from the legal proceedings described in the Company's Form 10-K.

Government Investigations
On January 19, 2024, the Company was notified by the Compliance and Field Operations Division (the “Division”) of the Consumer Product Safety Commission that the Division intends to recommend the imposition of a civil penalty of approximately $32 million for alleged untimely reporting in relation to certain utility bars and miter saws that were subject to voluntary recalls in September 2019 and March 2022, respectively. The Company believes there are defenses to the Division’s claims and has presented its defenses to the Division. However, given the early stage of this matter, at this time, the Company is not in a position to assess the likelihood of any potential loss or adverse effect on its financial condition or to estimate the amount of potential loss, if any, from this matter.
Class Action Litigation
As previously disclosed, on March 24, 2023, a putative class action lawsuit titled Naresh Vissa Rammohan v. Stanley Black & Decker, Inc., et al., Case No. 3:23-cv-00369-KAD (the “Rammohan Class Action”), was filed in the United States District Court for the District of Connecticut against the Company and certain of the Company’s current and former officers and directors. The complaint was filed on behalf of a purported class consisting of all purchasers of Stanley Black & Decker common stock between October 28, 2021 and July 28, 2022, inclusive. The complaint asserts violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 based on allegedly false and misleading statements related to consumer demand for the Company’s products amid changing COVID-19 trends and macroeconomic conditions. The complaint seeks unspecified damages and an award of costs and expenses. On October 13, 2023, Lead Plaintiff General Retirement System of the City of Detroit filed an Amended Complaint that asserts the same claims and seeks the same forms of relief as the original complaint. The Company intends to vigorously defend this action in all respects and on December 14, 2023 filed a motion to dismiss the Amended Complaint in its entirety. Briefing on that motion concluded on April 5, 2024, and the Company awaits a decision on that motion. Given the early stage of this litigation, at this time, the Company is not in a position to assess the likelihood of any potential loss or adverse effect on its financial condition or to estimate the amount or range of potential losses, if any, from this action.
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
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors as disclosed in the Company’s Form 10-K for the year ended December 30, 2023 filed with the Securities and Exchange Commission on February 27, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
The following table provides information about the Company’s purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the three months ended March 30, 2024:

2024	Total Number Of Common Shares Purchased	Average Price Paid Per Common Share	Total Number Of Common Shares Purchased As Part Of A Publicly Announced Plan Or Program	(In Millions) Maximum Number Of Common Shares That May Yet Be Purchased Under The Program (a)
December 31 - February 3	—	$—	—	20
February 4 - March 2	—	—	—	20
March 3 - March 30	—	—	—	20
Total	—	$—	—	20
(a)On April 21, 2022, the Board approved a share repurchase program of up to 20 million shares of the Company’s common stock (the “April 2022 Program”). The April 2022 Program does not have an expiration date. The Company may repurchase shares under the April 2022 Program through open market purchases, privately negotiated transactions or share repurchase programs, including one or more accelerated share repurchase programs (under which an initial payment for the entire repurchase amount may be made at the inception of the program). Such repurchases may be funded from cash on hand, short-term borrowings or other sources of cash at the Company’s discretion, and the Company is under no obligation to repurchase any shares pursuant to the repurchase program. The currently authorized shares available for repurchase under the April 2022 Program do not include approximately 3.6 million shares reserved and authorized for purchase under the Company’s approved repurchase program in place prior to the April 2022 Program relating to a forward share purchase contract entered into in March 2015.

ITEM 5. OTHER INFORMATION

During the three months ended March 30, 2024, no director or Section 16 officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

(101)
The following materials from Stanley Black & Decker Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 30, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 30, 2024 and April 1, 2023; (ii) Condensed Consolidated Balance Sheets at March 30, 2024 and December 30, 2023; (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 30, 2024 and April 1, 2023; (iv) Consolidated Statements of Changes in Shareowners' Equity for the three months ended March 30, 2024 and April 1, 2023; and (v) Notes to Unaudited Condensed Consolidated Financial Statements*.

(104)	The cover page of Stanley Black & Decker Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 30, 2024, formatted in iXBRL (included within Exhibit 101 attachments).

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANLEY BLACK & DECKER, INC.

Date:	May 2, 2024	By:	/s/ PATRICK HALLINAN
Patrick Hallinan
Executive Vice President & Chief Financial Officer