Form 10-Q
period 2024-09-28
STANLEY BLACK & DECKER, INC.
filed 2024-10-29
CIK 93556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
154,163,874 shares of the registrant’s common stock were outstanding as of October 24, 2024.

PART I — FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
THREE AND NINE MONTHS ENDED SEPTEMBER 28, 2024 AND SEPTEMBER 30, 2023
(Unaudited, Millions of Dollars, Except Per Share Amounts)

	Third Quarter		Year-to-Date
	2024	2023	2024	2023
Net Sales	$3,751.3	$3,953.9	$11,645.2	$12,044.6
Costs and Expenses
Cost of sales	$2,630.7	$2,893.3	$8,274.9	$9,216.4
Selling, general and administrative	790.0	791.8	2,467.8	2,449.2
Provision for credit losses	7.1	2.5	9.7	7.5
Other, net	86.4	94.0	392.9	224.3
Loss on sales of businesses	—	—	—	7.6
Asset impairment charges	46.9	124.0	72.4	124.0
Restructuring charges	22.1	10.9	66.9	27.6
Interest income	(52.8)	(50.2)	(139.3)	(135.2)
Interest expense	131.4	144.6	384.2	420.1
	$3,661.8	$4,010.9	$11,529.5	$12,341.5
Earnings (loss) from continuing operations before income taxes	89.5	(57.0)	115.7	(296.9)
Income taxes on continuing operations	(1.6)	(61.7)	24.3	(291.3)
Net earnings (loss) from continuing operations	$91.1	$4.7	$91.4	$(5.6)
Gain (loss) on Security sale before income taxes	—	—	10.4	(0.8)
Income taxes on discontinued operations	—	—	2.4	(0.3)
Net earnings (loss) from discontinued operations	$—	$—	$8.0	$(0.5)
Net Earnings (Loss)	$91.1	$4.7	$99.4	$(6.1)
Total Comprehensive Income (Loss)	$228.2	$(107.1)	$73.1	$(94.2)
Basic earnings (loss) per share of common stock:
Continuing operations	$0.61	$0.03	$0.61	$(0.04)
Discontinued operations	$—	$—	$0.05	$—
Total basic earnings (loss) per share of common stock	$0.61	$0.03	$0.66	$(0.04)
Diluted earnings (loss) per share of common stock:
Continuing operations	$0.60	$0.03	$0.60	$(0.04)
Discontinued operations	$—	$—	$0.05	$—
Total diluted earnings (loss) per share of common stock	$0.60	$0.03	$0.66	$(0.04)
See Notes to Unaudited Condensed Consolidated Financial Statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 28, 2024 AND DECEMBER 30, 2023
(Unaudited, Millions of Dollars, Except Share and Per Share Amounts)

	September 28, 2024	December 30, 2023
ASSETS
Current Assets
Cash and cash equivalents	$298.7	$449.4
Accounts and notes receivable, net	1,503.1	1,302.0
Inventories, net	4,630.0	4,738.6
Current assets held for sale	—	140.8
Prepaid expenses	365.5	360.5
Other current assets	33.6	26.0
Total Current Assets	6,830.9	7,017.3
Property, plant and equipment, net	2,063.0	2,169.9
Goodwill	8,004.4	7,995.9
Intangibles, net	3,787.1	3,949.6
Long-term assets held for sale	—	716.8
Other assets	1,796.4	1,814.3
Total Assets	$22,481.8	$23,663.8
LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities
Short-term borrowings	$387.4	$1,074.8
Current maturities of long-term debt	500.2	1.1
Accounts payable	2,405.2	2,298.9
Accrued expenses	1,999.5	2,464.3
Current liabilities held for sale	—	44.1
Total Current Liabilities	5,292.3	5,883.2
Long-term debt	5,604.1	6,101.0
Deferred taxes	207.9	333.2
Post-retirement benefits	355.9	378.4
Long-term liabilities held for sale	—	84.8
Other liabilities	2,162.4	1,827.1
Commitments and Contingencies (Notes O and P)
Shareowners’ Equity
Common stock, par value $2.50 per share: Authorized 300,000,000 shares in 2024 and 2023 Issued 176,902,738 shares in 2024 and 2023	442.3	442.3
Retained earnings	8,272.4	8,540.2
Additional paid in capital	5,086.5	5,059.0
Accumulated other comprehensive loss	(2,095.4)	(2,069.1)
	11,705.8	11,972.4
Less: cost of common stock in treasury (22,755,228 shares in 2024 and 23,282,650 shares in 2023)	(2,846.6)	(2,916.3)
Total Shareowners’ Equity	8,859.2	9,056.1
Total Liabilities and Shareowners’ Equity	$22,481.8	$23,663.8

See Notes to Unaudited Condensed Consolidated Financial Statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE AND NINE MONTHS ENDED SEPTEMBER 28, 2024 AND SEPTEMBER 30, 2023
(Unaudited, Millions of Dollars)

	Third Quarter		Year-to-Date
	2024	2023	2024	2023
OPERATING ACTIVITIES
Net earnings (loss)	$91.1	$4.7	$99.4	$(6.1)
Adjustments to reconcile net earnings (loss) to cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	113.9	103.0	327.3	332.0
Amortization of intangibles	40.8	48.1	122.6	144.7
Loss on sales of businesses	—	—	—	7.6
(Gain) loss on sale of discontinued operations	—	—	(10.4)	0.8
Asset impairment charges	46.9	124.0	72.4	124.0
Stock-based compensation expense	21.1	18.7	85.8	65.5
Changes in working capital	(60.8)	155.6	(22.8)	253.3
Changes in other assets and liabilities	32.8	(10.2)	(246.5)	(499.8)
Cash provided by operating activities	285.8	443.9	427.8	422.0
INVESTING ACTIVITIES
Capital and software expenditures	(86.5)	(79.9)	(239.4)	(216.4)
Proceeds from sales of businesses, net of cash sold	—	—	735.6	(5.7)
Other	1.1	3.5	4.6	15.3
Cash (used in) provided by investing activities	(85.4)	(76.4)	500.8	(206.8)
FINANCING ACTIVITIES
Proceeds from debt issuances, net of fees	—	(0.6)	—	745.3
Net short-term commercial paper repayments	(121.5)	(266.4)	(692.3)	(594.3)
Craftsman contingent consideration payments	—	—	—	(18.0)
Cash dividends on common stock	(123.6)	(121.3)	(367.2)	(360.8)
Other	10.8	0.6	5.7	(11.5)
Cash used in financing activities	(234.3)	(387.7)	(1,053.8)	(239.3)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	14.1	(23.6)	(28.5)	(28.7)
Change in cash, cash equivalents and restricted cash	(19.8)	(43.8)	(153.7)	(52.8)
Cash, cash equivalents and restricted cash, beginning of period	320.7	395.9	454.6	404.9
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$300.9	$352.1	$300.9	$352.1

The following table provides a reconciliation of the cash, cash equivalents and restricted cash balances as of September 28, 2024 and December 30, 2023, as shown above:

	September 28, 2024	December 30, 2023
Cash and cash equivalents	$298.7	$449.4
Restricted cash included in Other current assets	2.2	4.6
Cash and cash equivalents included in Current assets held for sale	—	0.6
Cash, cash equivalents and restricted cash	$300.9	$454.6
See Notes to Unaudited Condensed Consolidated Financial Statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY
THREE AND NINE MONTHS ENDED SEPTEMBER 28, 2024 AND SEPTEMBER 30, 2023
(Unaudited, Millions of Dollars, Except Share and Per Share Amounts)

	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non- Controlling Interests	Shareowners’ Equity
Balance December 30, 2023	$442.3	$5,059.0	$8,540.2	$(2,069.1)	$(2,916.3)	$—	$9,056.1
Net earnings	—	—	19.5	—	—	—	19.5
Other comprehensive loss	—	—	—	(116.2)	—	—	(116.2)
Cash dividends declared — $0.81 per common share	—	—	(121.8)	—	—	—	(121.8)
Issuance of common stock (303,005 shares)	—	(35.0)	—	—	38.8	—	3.8
Repurchase of common stock (70,802 shares)	—	—	—	—	(6.3)	—	(6.3)
Stock-based compensation related	—	41.3	—	—	—	—	41.3
Balance March 30, 2024	$442.3	$5,065.3	$8,437.9	$(2,185.3)	$(2,883.8)	$—	$8,876.4
Net loss	—	—	(11.2)	—	—	—	(11.2)
Other comprehensive loss	—	—	—	(47.2)	—	—	(47.2)
Cash dividends declared — $0.81 per common share	—	—	(121.8)	—	—	—	(121.8)
Issuance of common stock (102,918 shares)	—	(8.1)	—	—	11.8	—	3.7
Repurchase of common stock (21,451 shares)	—	—	—	—	(1.4)	—	(1.4)
Stock-based compensation related	—	23.4	—	—	—	—	23.4
Balance June 29, 2024	$442.3	$5,080.6	$8,304.9	$(2,232.5)	$(2,873.4)	$—	$8,721.9
Net earnings	—	—	91.1	—	—	—	91.1
Other comprehensive income	—	—	—	137.1	—	—	137.1
Cash dividends declared — $0.82 per common share	—	—	(123.6)	—	—	—	(123.6)
Issuance of common stock (239,387 shares)	—	(15.2)	—	—	29.1	—	13.9
Repurchase of common stock (25,635 shares)	—	—	—	—	(2.3)	—	(2.3)
Stock-based compensation related	—	21.1	—	—	—	—	21.1
Balance September 28, 2024	$442.3	$5,086.5	$8,272.4	$(2,095.4)	$(2,846.6)	$—	$8,859.2

	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non- Controlling Interests	Shareowners’ Equity
Balance December 31, 2022	$442.3	$5,055.6	$9,333.3	$(2,119.5)	$(2,999.6)	$2.1	$9,714.2
Net loss	—	—	(187.8)	—	—	—	(187.8)
Other comprehensive income	—	—	—	52.8	—	—	52.8
Cash dividends declared — $0.80 per common share	—	—	(119.8)	—	—	—	(119.8)
Issuance of common stock (202,552 shares)	—	(21.5)	—	—	24.6	—	3.1
Repurchase of common stock (58,377 shares)	—	—	—	—	(4.8)	—	(4.8)
Stock-based compensation related	—	34.7	—	—	—	—	34.7
Balance April 1, 2023	$442.3	$5,068.8	$9,025.7	$(2,066.7)	$(2,979.8)	$2.1	$9,492.4
Net earnings	—	—	177.0	—	—	—	177.0
Other comprehensive loss	—	—	—	(29.1)	—	—	(29.1)
Cash dividends declared — $0.80 per common share	—	—	(119.7)	—	—	—	(119.7)
Issuance of common stock (99,627 shares)	—	(8.1)	—	—	12.1	—	4.0
Repurchase of common stock (9,996 shares)	—	—	—	—	(0.8)	—	(0.8)
Stock-based compensation related	—	12.1	—	—	—	—	12.1
Balance July 1, 2023	$442.3	$5,072.8	$9,083.0	$(2,095.8)	$(2,968.5)	$2.1	$9,535.9
Net earnings	—	—	4.7	—	—	—	4.7
Other comprehensive loss	—	—	—	(111.8)	—	—	(111.8)
Cash dividends declared — $0.81 per common share	—	—	(121.3)	—	—	—	(121.3)
Issuance of common stock (104,624 shares)	—	(8.4)	—	—	12.8	—	4.4
Repurchase of common stock (12,176 shares)	—	—	—	—	(1.2)	—	(1.2)
Stock-based compensation related	—	18.7	—	—	—	—	18.7
Balance September 30, 2023	$442.3	$5,083.1	$8,966.4	$(2,207.6)	$(2,956.9)	$2.1	$9,329.4
See Notes to Unaudited Condensed Consolidated Financial Statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 28, 2024

A.    SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (hereinafter referred to as “generally accepted accounting principles”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations for the interim periods have been included and are of a normal, recurring nature. Operating results for the three and nine months ended September 28, 2024 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes included in Stanley Black & Decker, Inc.’s (the “Company”) Annual Report on Form 10-K for the year ended December 30, 2023, and subsequent related filings with the Securities and Exchange Commission ("SEC").

On April 1, 2024, the Company completed the sale of its Infrastructure business. Based on management's commitment to sell this business, assets and liabilities related to Infrastructure were classified as held for sale on the Company's Condensed Consolidated Balance Sheets as of December 30, 2023. This divestiture did not qualify for discontinued operations and therefore, its results were included in the Company's Consolidated Statements of Operations and Comprehensive Income (Loss) in continuing operations through the date of sale. The sale of the Infrastructure business is part of the Company's strategic commitment to simplify and streamline its portfolio to focus on the core Tools & Outdoor and Industrial businesses. Refer to Note Q, Divestitures, for further discussion of this transaction.

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

C.    EARNINGS PER SHARE

The following table reconciles net earnings (loss) and the weighted-average shares outstanding used to calculate basic and diluted earnings (loss) per share of common stock for the three and nine months ended September 28, 2024 and September 30, 2023:

	Third Quarter		Year-to-Date
	2024	2023	2024	2023
Numerator (in millions):
Net earnings (loss) from continuing operations	$91.1	$4.7	$91.4	$(5.6)
Net earnings (loss) from discontinued operations	—	—	8.0	(0.5)
Net Earnings (Loss)	$91.1	$4.7	$99.4	$(6.1)

	Third Quarter		Year-to-Date
	2024	2023	2024	2023

Denominator (in thousands):
Basic weighted-average shares outstanding	150,580	149,799	150,405	149,687
Dilutive effect of stock contracts and awards	885	746	778	—
Diluted weighted-average shares outstanding	151,465	150,545	151,183	149,687

	Third Quarter		Year-to-Date
	2024	2023	2024	2023
Earnings (loss) per share of common stock:
Basic earnings (loss) per share of common stock:
Continuing operations	$0.61	$0.03	$0.61	$(0.04)
Discontinued operations	$—	$—	$0.05	$—
Total basic earnings (loss) per share of common stock	$0.61	$0.03	$0.66	$(0.04)

Diluted earnings (loss) per share of common stock:
Continuing operations	$0.60	$0.03	$0.60	$(0.04)
Discontinued operations	$—	$—	$0.05	$—
Total diluted earnings (loss) per share of common stock	$0.60	$0.03	$0.66	$(0.04)

The following weighted-average stock options were not included in the computation of weighted-average diluted shares outstanding because the effect would be anti-dilutive (in thousands):

	Third Quarter		Year-to-Date
	2024	2023	2024	2023
Number of stock options	5,063	5,048	5,265	5,547

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

D.    ACCOUNTS AND NOTES RECEIVABLE, NET

(Millions of Dollars)	September 28, 2024	December 30, 2023
Trade accounts receivable	$1,260.9	$1,057.8
Notes receivable	86.4	66.9
Other accounts receivable	232.3	253.9
Accounts and notes receivable	$1,579.6	$1,378.6
Allowance for credit losses	(76.5)	(76.6)
Accounts and notes receivable, net	$1,503.1	$1,302.0
Trade receivables are dispersed among a large number of retailers, distributors and industrial accounts in many countries. Adequate reserves have been established to cover anticipated credit losses.

The changes in the allowance for credit losses for the three and nine months ended September 28, 2024 and September 30, 2023 are as follows:

	Third Quarter		Year-to-Date
(Millions of Dollars)	2024	2023	2024	2023
Beginning balance	$72.0	$88.0	$76.6	$106.6
Charged to costs and expenses	7.1	2.5	9.7	7.5
Other, including recoveries and deductions (a)	(2.6)	(2.1)	(9.8)	(25.7)
Balance end of period	$76.5	$88.4	$76.5	$88.4
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

The Company has an accounts receivable sale program. According to the terms, the Company sells certain of its trade accounts receivables at fair value to a wholly owned, consolidated, bankruptcy-remote special purpose subsidiary (“BRS"). The BRS, in turn, can sell such receivables to a third-party financial institution (“Purchaser”) for cash. The Purchaser’s maximum cash investment in the receivables at any time is $110.0 million. The purpose of the program is to provide liquidity to the Company. These transfers qualify as sales under Accounting Standards Codification ("ASC") 860, Transfers and Servicing, and receivables are derecognized from the Company’s consolidated balance sheet when the BRS sells those receivables to the Purchaser. The Company has no retained interests in the transferred receivables, other than collection and administrative responsibilities. At September 28, 2024, the Company did not record a servicing asset or liability related to its retained responsibility based on its assessment of the servicing fee, market values for similar transactions and its cost of servicing the receivables sold.

At September 28, 2024 and December 30, 2023, net receivables of $83.9 million and $110.0 million, respectively, were derecognized. Proceeds from transfers of receivables to the Purchaser totaled $106.4 million and $270.7 million for the three and nine months ended September 28, 2024, respectively, and payments to the Purchaser totaled $115.9 million and $296.8 million, respectively. Proceeds from transfers of receivables to the Purchaser totaled $123.2 million and $300.0 million for the three and nine months ended September 30, 2023, respectively, and payments to the Purchaser totaled $130.2 million and $320.5 million, respectively. The program resulted in a pre-tax loss of $1.4 million and $4.0 million for the three and nine months ended September 28, 2024, respectively. The program resulted in a pre-tax loss of $1.6 million and $3.9 million for the three and nine months ended September 30, 2023, respectively. All cash flows under the program are reported as a component of changes in working capital within operating activities in the Condensed Consolidated Statements of Cash Flows since all the cash from the Purchaser is received upon the initial sale of the receivable.

As of September 28, 2024 and December 30, 2023, the Company's deferred revenue totaled $105.8 million and $116.8 million, respectively, of which $34.4 million and $31.7 million, respectively, was classified as current. Revenue recognized for the nine months ended September 28, 2024 and September 30, 2023 that was previously deferred as of December 30, 2023 and December 31, 2022 totaled $21.6 million and $17.6 million, respectively.

E.    INVENTORIES, NET

(Millions of Dollars)	September 28, 2024	December 30, 2023
Finished products	$3,020.0	$2,912.5
Work in process	337.8	263.4
Raw materials	1,272.2	1,562.7
Total	$4,630.0	$4,738.6

F.    GOODWILL
Changes in the carrying amount of goodwill by segment are as follows:

(Millions of Dollars)	Tools & Outdoor	Industrial	Total
Balance December 30, 2023	$5,976.3	$2,019.6	$7,995.9
Foreign currency translation & other	20.2	(11.7)	8.5
Balance September 28, 2024	$5,996.5	$2,007.9	$8,004.4
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

G.    LONG-TERM DEBT AND FINANCING ARRANGEMENTS

		September 28, 2024						December 30, 2023
(Millions of Dollars)	Interest Rate	Notional Value	Unamortized Discount	Unamortized Gain/(Loss) Terminated Swaps [1]	Purchase Accounting FV Adjustment	Deferred Financing Fees	Carrying Value	Carrying Value
Notes payable due 2025	2.30%	$500.0	$(0.1)	$—	$—	$(0.3)	$499.6	$498.7
Notes payable due 2026	3.40%	500.0	(0.2)	—	—	(0.6)	499.2	498.9
Notes payable due 2026	6.27%	350.0	—	—	—	(0.9)	349.1	348.6
Notes payable due 2026	3.42%	25.0	—	—	0.7	—	25.7	26.0
Notes payable due 2026	1.84%	28.0	—	—	0.8	(0.1)	28.7	28.5
Notes payable due 2028	6.00%	400.0	(0.3)	—	—	(1.7)	398.0	397.5
Notes payable due 2028	7.05%	150.0	—	4.1	3.9	—	158.0	159.7
Notes payable due 2028	4.25%	500.0	(0.1)	—	—	(1.8)	498.1	497.7
Notes payable due 2028	3.52%	50.0	—	—	2.7	(0.1)	52.6	53.1
Notes payable due 2030	2.30%	750.0	(1.4)	—	—	(2.8)	745.8	745.3
Notes payable due 2032	3.00%	500.0	(0.7)	—	—	(2.6)	496.7	496.3
Notes payable due 2040	5.20%	400.0	(0.2)	(23.5)	—	(2.2)	374.1	372.9
Notes payable due 2048	4.85%	500.0	(0.4)	—	—	(4.5)	495.1	495.0
Notes payable due 2050	2.75%	750.0	(1.7)	—	—	(7.3)	741.0	740.7
Notes payable due 2060 (junior subordinated)	4.00%	750.0	—	—	—	(8.4)	741.6	741.4
Other, payable in varying amounts 2024 through 2027	4.10%-4.31%	1.0	—	—	—	—	1.0	1.8
Total Long-term debt, including current maturities		$6,154.0	$(5.1)	$(19.4)	$8.1	$(33.3)	$6,104.3	$6,102.1
Less: Current maturities of long-term debt							(500.2)	(1.1)
Long-term debt							$5,604.1	$6,101.0
1Unamortized gain/(loss) associated with interest rate swaps are more fully discussed in Note H, Financial Instruments.
The Company has a $3.5 billion commercial paper program which includes Euro denominated borrowings in addition to U.S. Dollars. As of September 28, 2024, the Company had commercial paper borrowings outstanding of $387.3 million, of which $387.1 million in Euro denominated commercial paper was designated as a net investment hedge. As of December 30, 2023, the Company had $1.1 billion of borrowings outstanding, of which $399.7 million in Euro denominated commercial paper was designated as a net investment hedge. Refer to Note H, Financial Instruments, for further discussion.

In June 2024, the Company amended and restated its existing five-year $2.5 billion committed credit facility with the concurrent execution of a new five-year $2.25 billion committed credit facility (the “5-Year Credit Agreement”). Borrowings under the 5-Year Credit Agreement may be made in U.S. Dollars, Euros or Pounds Sterling. A sub-limit of an amount equal to the Euro equivalent of $800.0 million is designated for swing line advances. Borrowings bear interest at a floating rate plus an applicable margin dependent upon the denomination of the borrowing and specific terms of the 5-Year Credit Agreement. The Company must repay all advances under the 5-Year Credit Agreement by the earlier of June 28, 2029 or upon termination. The 5-Year Credit Agreement is designated to be a liquidity back-stop for the Company's $3.5 billion U.S. Dollar and Euro commercial paper program. As of September 28, 2024 and December 30, 2023, the Company had not drawn on its five-year committed credit facility.

In June 2024, the Company terminated its 364-Day $1.5 billion committed credit facility ("the 2023 Syndicated 364-Day Credit Agreement") dated September 2023. There were no outstanding borrowings under the 2023 Syndicated 364-Day Credit Agreement upon termination and as of December 30, 2023. Contemporaneously, the Company entered into a new $1.25 billion syndicated 364-Day Credit Agreement (the "2024 Syndicated 364-Day Credit Agreement") which is a revolving credit loan. The borrowings under the 2024 Syndicated 364-Day Credit Agreement may be made in U.S. Dollars or Euros and bear interest at a floating rate plus an applicable margin dependent upon the denomination of the borrowing and pursuant to the terms of the 2024 Syndicated 364-Day Credit Agreement. The Company must repay all advances under the 2024 Syndicated 364-Day Credit Agreement by the earlier of June 27, 2025 or upon termination. The Company may, however, convert all advances outstanding upon termination into a term loan that shall be repaid in full no later than the first anniversary of the termination date provided that the Company, among other things, pays a fee to the administrative agent for the account of each lender. The

2024 Syndicated 364-Day Credit Agreement serves as part of the liquidity back-stop for the Company’s $3.5 billion U.S. Dollar and Euro commercial paper program. As of September 28, 2024, the Company had not drawn on its 2024 Syndicated 364-Day Credit Agreement.

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

A summary of the fair values of the Company’s derivatives recorded in the Condensed Consolidated Balance Sheets at September 28, 2024 and December 30, 2023 is as follows:

(Millions of Dollars)	Balance Sheet Classification	September 28, 2024	December 30, 2023	Balance Sheet Classification	September 28, 2024	December 30, 2023
Derivatives designated as hedging instruments:
Foreign Exchange Contracts Cash Flow	Other current assets	$0.3	$0.1	Accrued expenses	$12.1	$4.9
	LT other assets	—	—	LT other liabilities	2.2	—
Non-derivative designated as hedging instrument:
Net Investment Hedge		$—	$—	Short-term borrowings	$387.1	$399.7
Total designated as hedging instruments		$0.3	$0.1		$401.4	$404.6
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other current assets	$15.6	$8.4	Accrued expenses	$15.8	$13.0
Total		$15.9	$8.5		$417.2	$417.6
The counterparties to all of the above mentioned financial instruments are major international financial institutions. The Company is exposed to credit risk for net exchanges under these agreements, but not for the notional amounts. The credit risk is limited to the asset amounts noted above. The Company limits its exposure and concentration of risk by contracting with diverse financial institutions and does not anticipate non-performance by any of its counterparties. The Company considers non-performance risk of its counterparties at each reporting period and adjusts the carrying value of these assets accordingly. The risk of default is considered remote. As of September 28, 2024 and December 30, 2023, there were no assets that had been posted as collateral related to the above mentioned financial instruments.

During the nine months ended September 28, 2024 and September 30, 2023, cash flows related to derivatives, including those that are separately discussed below, resulted in net cash paid of $11.9 million and $38.5 million, respectively.

CASH FLOW HEDGES

There were after-tax mark-to-market losses of $47.5 million and $42.5 million as of September 28, 2024 and December 30, 2023, respectively, reported for cash flow hedge effectiveness in Accumulated other comprehensive loss. An after-tax loss of $10.0 million is expected to be reclassified to earnings as the hedged transactions occur or as amounts are amortized within the next twelve months. The ultimate amount recognized will vary based on fluctuations of the hedged currencies and interest rates through the maturity dates.

The tables below detail pre-tax amounts of derivatives designated as cash flow hedges in Accumulated other comprehensive loss during the periods in which the underlying hedged transactions affected earnings for the three and nine months ended September 28, 2024 and September 30, 2023:

	Third Quarter 2024
(Millions of Dollars)	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Recognized in Income on Amounts Excluded from Effectiveness Testing
Interest Rate Contracts	$—	Interest expense	$(1.5)	$—
Foreign Exchange Contracts	$(17.4)	Cost of sales	$0.5	$—

	Year-to-Date 2024
(Millions of Dollars)	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Recognized in Income on Amounts Excluded from Effectiveness Testing
Interest Rate Contracts	$—	Interest expense	$(4.6)	$—
Foreign Exchange Contracts	$(9.2)	Cost of sales	$2.1	$—

	Third Quarter 2023
(Millions of Dollars)	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Recognized in Income on Amounts Excluded from Effectiveness Testing
Interest Rate Contracts	$—	Interest expense	$(1.5)	$—
Foreign Exchange Contracts	$11.0	Cost of sales	$(0.7)	$—

	Year-to-Date 2023
(Millions of Dollars)	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Recognized in Income on Amounts Excluded from Effectiveness Testing
Interest Rate Contracts	$—	Interest expense	$(4.6)	$—
Foreign Exchange Contracts	$6.5	Cost of sales	$(1.1)	$—

A summary of the pre-tax effect of cash flow hedge accounting on the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 28, 2024 and September 30, 2023 is as follows:

	Third Quarter 2024		Year-to-Date 2024
(Millions of Dollars)	Cost of Sales	Interest Expense	Cost of Sales	Interest Expense
Total amount in the Consolidated Statements of Operations and Comprehensive Income (Loss) in which the effects of the cash flow hedges are recorded	$2,630.7	$131.4	$8,274.9	$384.2
Gain (loss) on cash flow hedging relationships:
Foreign Exchange Contracts:
Hedged Items	$(0.5)	$—	$(2.1)	$—
Gain (loss) reclassified from OCI into Income	$0.5	$—	$2.1	$—
Interest Rate Swap Agreements:
Gain (loss) reclassified from OCI into Income [1]	$—	$(1.5)	$—	$(4.6)

	Third Quarter 2023		Year-to-Date 2023
(Millions of Dollars)	Cost of Sales	Interest Expense	Cost of Sales	Interest Expense
Total amount in the Consolidated Statements of Operations and Comprehensive Income (Loss) in which the effects of the cash flow hedges are recorded	$2,893.3	$144.6	$9,216.4	$420.1
Gain (loss) on cash flow hedging relationships:
Foreign Exchange Contracts:
Hedged Items	$0.7	$—	$1.1	$—
Gain (loss) reclassified from OCI into Income	$(0.7)	$—	$(1.1)	$—
Interest Rate Swap Agreements:
Gain (loss) reclassified from OCI into Income [1]	$—	$(1.5)	$—	$(4.6)
1 Inclusive of the gain/loss amortization on terminated derivative financial instruments.

An after-tax loss of $0.6 million and $1.0 million were reclassified from Accumulated other comprehensive loss into earnings (inclusive of the gain/loss amortization on terminated derivative instruments) during the periods in which the underlying hedged transactions affected earnings for the three months ended September 28, 2024 and September 30, 2023, respectively. An after-tax loss of $1.4 million and $2.9 million, respectively were reclassified from Accumulated other comprehensive loss into earnings (inclusive of the gain/loss amortization on terminated derivative instruments) during the periods in which the underlying hedged transactions affected earnings for the nine months ended September 28, 2024 and September 30, 2023, respectively.

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

As of September 28, 2024 and December 30, 2023, the Company did not have any outstanding forward starting swaps designated as cash flow hedges.

Forward Contracts: Through its global businesses, the Company enters into transactions and makes investments denominated in multiple currencies that give rise to foreign currency risk. The Company and its subsidiaries regularly purchase inventory from subsidiaries with functional currencies different than their own, which creates currency-related volatility in the Company’s results of operations. The Company utilizes forward contracts to hedge these forecasted purchases and sales of inventory. Gains and losses reclassified from Accumulated other comprehensive loss are recorded in Cost of sales as the hedged item affects earnings. There are no components excluded from the assessment of effectiveness for these contracts. At September 28, 2024 and December 30, 2023, the notional value of forward currency contracts outstanding is $734.3 million and $300.0 million, respectively, maturing on various dates through 2025 and 2024, respectively.

FAIR VALUE HEDGES

Interest Rate Risk: In an effort to optimize the mix of fixed versus floating rate debt in the Company’s capital structure, the Company enters into interest rate swaps. In prior years, the Company entered into interest rate swaps related to certain of its notes payable which were subsequently terminated. Amortization of the gain/loss on previously terminated swaps is reported in interest expense. Prior to termination, the changes in the fair value of the swaps and the offsetting changes in fair value related to the underlying notes were recognized in earnings. As of September 28, 2024 and December 30, 2023, the Company did not have any active fair value interest rate swaps.

A summary of the pre-tax effect of fair value hedge accounting on the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 28, 2024 and September 30, 2023 is as follows:

(Millions of Dollars)	Third Quarter 2024 Interest Expense	Year-to-Date 2024 Interest Expense
Total amount in the Consolidated Statements of Operations and Comprehensive Income (Loss) in which the effects of the fair value hedges are recorded	$131.4	$384.2
Amortization of gain on terminated swaps	$(0.1)	$(0.3)

(Millions of Dollars)	Third Quarter 2023 Interest Expense	Year-to-Date 2023 Interest Expense
Total amount in the Consolidated Statements of Operations and Comprehensive Income (Loss) in which the effects of the fair value hedges are recorded	$144.6	$420.1
Amortization of gain on terminated swaps	$(0.1)	$(0.3)

A summary of the amounts recorded in the Condensed Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges as of September 28, 2024 and December 30, 2023 is as follows:

	September 28, 2024
(Millions of Dollars)	Carrying Amount of Hedged Liability (1)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liability
Current Maturities of Long-Term Debt	$500.2	Terminated Swaps	$—
Long-Term Debt	$532.1	Terminated Swaps	$(19.4)

	December 30, 2023
(Millions of Dollars)	Carrying Amount of Hedged Liability (1)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liability
Current Maturities of Long-Term Debt	$1.1	Terminated Swaps	$—
Long-Term Debt	$532.6	Terminated Swaps	$(19.7)
(1) Represents hedged items no longer designated in qualifying fair value hedging relationships.

NET INVESTMENT HEDGES

The Company utilizes net investment hedges to offset the translation adjustment arising from re-measurement of its investment in the assets and liabilities of its foreign subsidiaries. The total after-tax amounts in Accumulated other comprehensive loss were gains of $61.5 million and $64.9 million at September 28, 2024 and December 30, 2023, respectively.

As of September 28, 2024 and December 30, 2023, the Company did not have any net investment hedges with a notional value outstanding. As of September 28, 2024, the Company had Euro denominated commercial paper with a value of $387.1 million, maturing in 2024, hedging a portion of the Company's Euro denominated net investments. As of December 30, 2023, the Company had Euro denominated commercial paper with a value of $399.7 million, maturing in 2024, hedging a portion of the Company's Euro denominated net investments.

Maturing foreign exchange contracts resulted in no cash received or paid for the nine months ended September 28, 2024 and September 30, 2023.

Gains and losses on net investment hedges remain in Accumulated other comprehensive loss until disposal of the underlying assets. Gains and losses representing components excluded from the assessment of effectiveness are recognized in earnings in Other, net on a straight-line basis over the term of the hedge. Gains and losses after a hedge has been de-designated are recorded directly to the Consolidated Statements of Operations and Comprehensive Income (Loss) in Other, net.

The pre-tax gain or loss from fair value changes for the three and nine months ended September 28, 2024 and September 30, 2023 is as follows:

	Third Quarter 2024
(Millions of Dollars)	Total Gain (Loss) Recorded in OCI	Excluded Component Recorded in OCI	Income Statement Classification	Total Gain (Loss) Reclassified from OCI to Income	Excluded Component Amortized from OCI to Income
Forward Contracts	$0.4	$—	Other, net	$—	$—
Cross Currency Swap	$0.1	$—	Other, net	$—	$—
Non-derivative designated as Net Investment Hedge	$(15.2)	$—	Other, net	$—	$—

	Year-to-Date 2024
(Millions of Dollars)	Total Gain (Loss) Recorded in OCI	Excluded Component Recorded in OCI	Income Statement Classification	Total Gain (Loss) Reclassified from OCI to Income	Excluded Component Amortized from OCI to Income
Forward Contracts	$0.1	$—	Other, net	$—	$—
Cross Currency Swap	$0.1	$—	Other, net	$—	$—
Non-derivative designated as Net Investment Hedge	$(4.4)	$—	Other, net	$—	$—

	Third Quarter 2023
(Millions of Dollars)	Total Gain (Loss) Recorded in OCI	Excluded Component Recorded in OCI	Income Statement Classification	Total Gain (Loss) Reclassified from OCI to Income	Excluded Component Amortized from OCI to Income
Forward Contracts	$(0.2)	$—	Other, net	$—	$—
Cross Currency Swap	$—	$—	Other, net	$—	$—
Non-derivative designated as Net Investment Hedge	$19.2	$—	Other, net	$—	$—

	Year-to-Date 2023
(Millions of Dollars)	Total Gain (Loss) Recorded in OCI	Excluded Component Recorded in OCI	Income Statement Classification	Total Gain (Loss) Reclassified from OCI to Income	Excluded Component Amortized from OCI to Income
Forward Contracts	$—	$—	Other, net	$—	$—
Cross Currency Swap	$(0.1)	$—	Other, net	$—	$—
Non-derivative designated as Net Investment Hedge	$9.4	$—	Other, net	$—	$—
UNDESIGNATED HEDGES

Foreign Exchange Contracts: Foreign exchange forward contracts are used to reduce risks arising from the change in fair value of certain foreign currency denominated assets and liabilities (such as affiliate loans, payables and receivables). The objective is to minimize the impact of foreign currency fluctuations on operating results. The total notional amount of the forward contracts outstanding is $1.4 billion as of September 28, 2024 and $1.0 billion as of December 30, 2023, maturing on various dates through 2024. The loss recorded in the Consolidated Statements of Operations and Comprehensive Income (Loss) from changes in the fair value related to derivatives not designated as hedging instruments under ASC 815 for the three and nine months ended September 28, 2024 and September 30, 2023 is as follows:

(Millions of Dollars)	Income Statement Classification	Third Quarter 2024	Year-to-Date 2024	Third Quarter 2023	Year-to-Date 2023
Foreign Exchange Contracts	Other, net	$2.9	$(7.3)	$(6.9)	$(30.4)

I.    ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables summarize the changes in the balances for each component of Accumulated other comprehensive loss:

(Millions of Dollars)	Currency translation adjustment and other	(Losses) gains on cash flow hedges, net of tax	Gains (losses) on net investment hedges, net of tax	Pension (losses) gains, net of tax	Total
Balance - December 30, 2023	$(1,832.3)	$(42.5)	$64.9	$(259.2)	$(2,069.1)
Other comprehensive loss before reclassifications	(11.8)	(6.4)	(3.4)	(7.0)	(28.6)
Adjustments related to sales of businesses	(6.0)	—	—	—	(6.0)
Reclassification adjustments to earnings	—	1.4	—	6.9	8.3
Net other comprehensive loss	(17.8)	(5.0)	(3.4)	(0.1)	(26.3)
Balance - September 28, 2024	$(1,850.1)	$(47.5)	$61.5	$(259.3)	$(2,095.4)

(Millions of Dollars)	Currency translation adjustment and other	(Losses) gains on cash flow hedges, net of tax	Gains on net investment hedges, net of tax	Pension (losses) gains, net of tax	Total
Balance - December 31, 2022	$(1,907.4)	$(44.5)	$73.8	$(241.4)	$(2,119.5)
Other comprehensive (loss) income before reclassifications	(108.6)	6.1	7.0	(2.5)	(98.0)
Reclassification adjustments to earnings	—	2.9	—	7.0	9.9
Net other comprehensive (loss) income	(108.6)	9.0	7.0	4.5	(88.1)
Balance - September 30, 2023	$(2,016.0)	$(35.5)	$80.8	$(236.9)	$(2,207.6)

The Company uses the portfolio method for releasing the stranded tax effects from Accumulated other comprehensive loss. The reclassifications out of Accumulated other comprehensive loss for the nine months ended September 28, 2024 and September 30, 2023 were as follows:

(Millions of Dollars)	2024	2023	Affected line item in Consolidated Statements of Operations And Comprehensive Income (Loss)
Realized gains (losses) on cash flow hedges	$2.1	$(1.1)	Cost of sales
Realized losses on cash flow hedges	(4.6)	(4.6)	Interest expense
Total before taxes	$(2.5)	$(5.7)
Tax effect	1.1	2.8	Income taxes
Realized losses on cash flow hedges, net of tax	$(1.4)	$(2.9)

Amortization of defined benefit pension items:
Actuarial losses and prior service costs / credits	$(8.3)	$(8.3)	Other, net
Settlement loss	(0.7)	(0.6)	Other, net
Total before taxes	$(9.0)	$(8.9)
Tax effect	2.1	1.9	Income taxes
Amortization of defined benefit pension items, net of tax	$(6.9)	$(7.0)

J.    NET PERIODIC BENEFIT COST — DEFINED BENEFIT PLANS
Following are the components of net periodic pension expense for the three and nine months ended September 28, 2024 and September 30, 2023:

	Third Quarter
	Pension Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans		All Plans
(Millions of Dollars)	2024	2023	2024	2023	2024	2023
Service cost	$1.6	$2.0	$3.1	$2.8	$0.1	$0.1
Interest cost	12.9	13.6	10.6	11.0	0.4	0.5
Expected return on plan assets	(15.2)	(15.5)	(11.2)	(10.5)	—	—
Amortization of prior service cost (credit)	0.2	0.2	(0.2)	(0.2)	—	—
Amortization of net loss (gain)	2.0	2.3	1.1	0.8	(0.4)	(0.4)
Settlement / curtailment loss	—	—	3.4	0.5	—	—
Net periodic pension expense	$1.5	$2.6	$6.8	$4.4	$0.1	$0.2

	Year-to-Date
	Pension Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans		All Plans
(Millions of Dollars)	2024	2023	2024	2023	2024	2023
Service cost	$4.8	$6.1	$9.2	$8.4	$0.2	$0.2
Interest cost	38.7	41.0	31.4	32.6	1.2	1.5
Expected return on plan assets	(45.6)	(46.6)	(32.9)	(31.1)	—	—
Amortization of prior service cost (credit)	0.5	0.6	(0.6)	(0.5)	—	—
Amortization of net loss (gain)	6.0	6.7	3.3	2.5	(0.9)	(1.0)
Settlement / curtailment loss	—	—	3.5	0.6	—	—
Net periodic pension expense	$4.4	$7.8	$13.9	$12.5	$0.5	$0.7
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

Recurring Fair Value Measurements
The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis for each of the hierarchy levels:

(Millions of Dollars)	Total Carrying Value	Level 1	Level 2	Level 3
September 28, 2024
Money market fund	$14.0	$14.0	$—	$—
Deferred compensation plan investments	$16.9	$16.9	$—	$—
Derivative assets	$15.9	$—	$15.9	$—
Derivative liabilities	$30.1	$—	$30.1	$—
Non-derivative hedging instrument	$387.1	$—	$387.1	$—
Contingent consideration liability	$169.5	$—	$—	$169.5
December 30, 2023
Money market fund	$12.3	$12.3	$—	$—
Deferred compensation plan investments	$20.2	$20.2	$—	$—
Derivative assets	$8.5	$—	$8.5	$—
Derivative liabilities	$17.9	$—	$17.9	$—
Non-derivative hedging instrument	$399.7	$—	$399.7	$—
Contingent consideration liability	$208.8	$—	$—	$208.8
The following table provides information about the Company's financial assets and liabilities not carried at fair value:

	September 28, 2024		December 30, 2023
(Millions of Dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
Other investments	$4.0	$3.9	$6.0	$5.8
Long-term debt, including current portion	$6,104.3	$5,710.2	$6,102.1	$5,512.8
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
The long-term debt instruments are considered Level 2 instruments and are measured using a discounted cash flow analysis based on the Company’s marginal borrowing rates. The differences between the carrying values and fair values of long-term debt are attributable to the stated interest rates differing from the Company's marginal borrowing rates. The fair values of the Company's variable rate short-term borrowings approximate their carrying values at September 28, 2024 and December 30, 2023.
As part of the Craftsman® brand acquisition in March 2017, the Company recorded a contingent consideration liability representing the Company's obligation to make future payments to Transform Holdco, LLC, which operates Sears and Kmart retail locations, of between 2.5% and 3.5% on sales of Craftsman products in new Stanley Black & Decker channels through March 2032. During the nine months ended September 28, 2024, the Company paid $29.7 million for royalties owed. The Company will continue making future payments quarterly through the second quarter of 2032. The estimated fair value of the contingent consideration liability is determined using a discounted cash flow analysis taking into consideration future sales projections, forecasted payments to Transform Holdco, LLC, based on contractual royalty rates, and the related tax impacts. The estimated fair value of the contingent consideration liability was $169.5 million and $208.8 million as of September 28, 2024 and December 30, 2023, respectively. Adjustments to the contingent consideration liability, with the exception of cash payments, are recorded in SG&A in the Consolidated Statements of Operations and Comprehensive Income (Loss). A 100 basis point reduction in the discount rate would result in an increase to the liability of approximately $4.6 million as of September 28, 2024.

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

Non-Recurring Fair Value Measurements

The Company recorded impairment charges in the first quarter of 2024 and the fourth quarter of 2023 to adjust the carrying amount of the long-lived assets of its Infrastructure business sold on April 1, 2024, which were considered Level 3 fair value measurements. Refer to Note Q, Divestitures, for further discussion.

Additionally, the Company recorded an impairment charge in the third quarter of 2024 related to the Lenox trade name, which is considered a Level 3 fair value measurement. Previously, the Company recorded an impairment charge in the third quarter of 2023 related to the Irwin and Troy-Bilt trade names, which is also considered a Level 3 fair value measurement. Refer to Note L, Restructuring and Other Charges, for further discussion. The Company had no other significant non-recurring fair value measurements, nor any other financial assets or liabilities measured using Level 3 inputs, during the first nine months of 2024 or 2023.

L.    RESTRUCTURING CHARGES AND OTHER COSTS

A summary of the restructuring reserve activity from December 30, 2023 to September 28, 2024 is as follows:

(Millions of Dollars)	December 30, 2023	Net Additions	Usage	Currency	September 28, 2024
Severance and related costs	$25.8	$40.5	$(35.7)	$(0.2)	$30.4
Facility closures and other	3.1	26.4	(26.0)	—	3.5
Total	$28.9	$66.9	$(61.7)	$(0.2)	$33.9
For the three and nine months ended September 28, 2024, the Company recognized net restructuring charges of $22.1 million and $66.9 million, respectively, primarily related to severance costs and facility closure charges. The majority of the $33.9 million of reserves remaining as of September 28, 2024 is expected to be utilized within the next 12 months.
Segments: The $66.9 million of net restructuring charges for the nine months ended September 28, 2024 includes: $55.6 million in the Tools & Outdoor segment; $6.4 million in the Industrial segment; and $4.9 million in Corporate.
The $22.1 million of net restructuring charges for the three months ended September 28, 2024 includes: $21.0 million in the Tools & Outdoor segment and $1.1 million in the Industrial segment.
Other, net is primarily comprised of intangible asset amortization expense, currency-related gains or losses, environmental remediation expense, deal costs and related consulting costs, and certain pension gains or losses. Other, net amounted to $86.4 million and $94.0 million for the three months ended September 28, 2024 and September 30, 2023, respectively. The year-over-year decrease is primarily driven by lower write-downs on investments. Other, net amounted to $392.9 million and $224.3 million for the nine months ended September 28, 2024 and September 30, 2023, respectively. The year-over-year increase is primarily driven by an environmental remediation reserve adjustment relating to the Centredale site as further discussed in Note O, Contingencies.
During 2024, the Company continued its brand prioritization and investment strategy for its major brands, while leveraging certain of its specialty brands in a more focused manner. As a result of these ongoing brand prioritization efforts, and in connection with the preparation of its financial statements for the quarter ended September 28, 2024, the Company tested its indefinite-lived trade names for impairment utilizing a discounted cash flow valuation model. The key assumptions used included discount rates, royalty rates, and perpetual growth rates applied to updated sales projections. The Company determined that the fair values of its indefinite-lived trade names exceeded their respective carrying amounts, with the exception of the Lenox trade name. The Company recognized a $41.0 million pre-tax, non-cash impairment charge related to this trade name in the third quarter of 2024. Subsequent to this impairment charge, the Lenox carrying value totaled $115.0 million. The Company intends to continue utilizing this trade name indefinitely, which represented approximately 2% of 2023 net sales for the Tools & Outdoor segment. In the third quarter of 2023, the Company recognized a $124.0 million pre-tax, non-cash impairment charge related to the Irwin and Troy-Bilt trade names. Refer to the Company’s Annual Report on Form 10-K for the year ended December 30, 2023 for further information.

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

For the three and nine months ended September 28, 2024, the Company recognized an income tax benefit from continuing operations of $1.6 million and income tax expense of $24.3 million, respectively, resulting in effective tax rates of (1.8)% and 21.0%, respectively. The effective tax rate for the three months ended September 28, 2024 differs from the U.S. statutory tax rate of 21% primarily due to the recognition of previously unrecognized foreign deferred tax assets, remeasurement of uncertain tax position reserves, tax credits, and state income taxes, partially offset by non-deductible expenses and U.S. tax on foreign earnings. For the nine months ended September 28, 2024, the primary drivers are consistent with those discussed above, which in aggregate result in an effective tax rate equivalent to the U.S. statutory tax rate of 21%.

For the three and nine months ended September 30, 2023, the Company recognized an income tax benefit from continuing operations of $61.7 million and $291.3 million, respectively, resulting in effective tax rates of 108.2% and 98.1%, respectively. The income tax benefit for the three months ended September 30, 2023 included an incremental interim tax benefit to reflect the impact of a change in the estimated annual effective tax rate to the prior interim year-to-date tax benefit, which reversed in the fourth quarter of 2023. The effective tax rates for the three and nine months ended September 30, 2023 differ from the U.S. statutory tax rate of 21% primarily due to a tax benefit associated with the intra-entity asset transfer of certain intangible assets, tax on foreign earnings at tax rates different than the U.S. tax rate, state income taxes and tax credits, partially offset by U.S. tax on foreign earnings, non-deductible expenses, and losses for which a tax benefit is not recognized.

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

	Third Quarter		Year-to-Date
(Millions of Dollars)	2024	2023	2024	2023
Net Sales
Tools & Outdoor	$3,263.3	$3,355.3	$10,076.6	$10,212.9
Industrial	488.0	598.6	1,568.6	1,831.7
Consolidated	$3,751.3	$3,953.9	$11,645.2	$12,044.6
Segment Profit
Tools & Outdoor	$327.5	$273.4	$899.3	$394.1
Industrial	70.2	62.5	202.2	201.5
Segment Profit	397.7	335.9	1,101.5	595.6
Corporate Overhead	(74.2)	(69.6)	(208.7)	(224.1)
Other, net	(86.4)	(94.0)	(392.9)	(224.3)
Loss on sales of businesses	—	—	—	(7.6)
Asset impairment charges	(46.9)	(124.0)	(72.4)	(124.0)
Restructuring charges	(22.1)	(10.9)	(66.9)	(27.6)
Interest income	52.8	50.2	139.3	135.2
Interest expense	(131.4)	(144.6)	(384.2)	(420.1)
Earnings (Loss) from continuing operations before income taxes	$89.5	$(57.0)	$115.7	$(296.9)
Corporate Overhead includes the corporate overhead element of SG&A, which is not allocated to the business segments.
The Company recognizes revenue at a point in time from the sale of tangible products or over time depending on when the performance obligation is satisfied. For the three and nine months ended September 28, 2024 and September 30, 2023, the majority of the Company’s revenue was recognized at the time of sale. The percent of total segment revenue recognized over time for the Industrial segment for the three and nine months ended September 28, 2024 was 3.3% and 3.2%, respectively. The percent of total segment revenue recognized over time for the Industrial segment for the three and nine months ended September 30, 2023 was 2.1% and 2.0%, respectively.
The following table is a further disaggregation of the Industrial segment revenue for the three and nine months ended September 28, 2024 and September 30, 2023:

	Third Quarter		Year-to-Date
(Millions of Dollars)	2024	2023	2024	2023
Engineered Fastening	$488.0	$496.3	$1,476.0	$1,470.0
Infrastructure	—	102.3	92.6	361.7
Industrial	$488.0	$598.6	$1,568.6	$1,831.7
The following table is a summary of total assets by segment as of September 28, 2024 and December 30, 2023:

(Millions of Dollars)	September 28, 2024	December 30, 2023
Tools & Outdoor	$18,787.2	$18,960.8
Industrial	4,090.9	4,081.7
	22,878.1	23,042.5
Assets held for sale	—	857.6
Corporate assets	(396.3)	(236.3)
Consolidated	$22,481.8	$23,663.8
Corporate assets primarily consist of cash, deferred taxes, property, plant and equipment, and right-of-use lease assets. Based on the nature of the Company's cash pooling arrangements, at times the corporate-related cash accounts will be in a net liability position.

GEOGRAPHIC AREAS

The following table is a summary of net sales by geographic area for the three and nine months ended September 28, 2024 and September 30, 2023:

	Third Quarter		Year-to-Date
(Millions of Dollars)	2024	2023	2024	2023
United States	$2,337.7	$2,522.5	$7,209.1	$7,545.5
Canada	177.2	185.2	582.8	598.2
Other Americas	229.2	231.8	664.5	646.3
Europe	703.2	699.0	2,291.8	2,316.4
Asia	304.0	315.4	897.0	938.2
Consolidated	$3,751.3	$3,953.9	$11,645.2	$12,044.6
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
The Company previously disclosed that it had identified certain transactions relating to its international operations that may raise compliance questions under the U.S. Foreign Corrupt Practices Act (“FCPA”) and voluntarily disclosed this information to the DOJ and the U.S. Securities and Exchange Commission (the “SEC”). Recently, the SEC and DOJ informed the Company that they have each closed their inquiries with no action taken against the Company in connection with these matters.
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

Derivative Actions
As previously disclosed, on August 2, 2023 and September 20, 2023, derivative complaints were filed in the United States District Court for the District of Connecticut, titled Callahan v. Allan, et al., Case No. 3:23-cv-01028-OAW (the “Callahan Derivative Action”) and Applebaum v. Allan, et al., Case No. 3:23-cv-01234-OAW (the “Applebaum Derivative Action”), respectively, by putative stockholders against certain current and former directors and officers of the Company premised on the same allegations as the Rammohan Class Action. The Callahan and Applebaum Derivative Actions were consolidated by Court order on November 6, 2023, and defendants’ responses to both complaints have been stayed pending the disposition of any motions to dismiss in the Rammohan Class Action. The individual defendants intend to vigorously defend the Callahan and Applebaum Derivative Actions in all respects. However, given the early stage of this litigation, at this time, the Company is not in a position to assess the likelihood of any potential loss or adverse effect on its financial condition or to estimate the amount or range of potential losses, if any, from these actions.
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
The Company’s policy is to accrue environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. If no amount in the range of probable loss is considered most likely, the minimum loss in the range is accrued. The amount of liability recorded is based on an evaluation of currently available facts with respect to each individual site and includes such factors as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. The liabilities recorded do not take into account any claims for recoveries from insurance or third parties. As assessments and remediation progress at individual sites, the amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. As of September 28, 2024 and December 30, 2023, the Company had reserves of $281.6 million and $124.5 million, respectively, for remediation activities associated with Company-owned properties, as well as for Superfund sites, for losses that are probable and estimable. Of the September 28, 2024 amount, $54.3 million is classified as current within Accrued expenses and $227.3 million as long-term within Other liabilities which is expected to be paid over the estimated remediation period. As of September 28, 2024, the Company's net cash obligations, including the West Coast Loading Corporation ("WCLC") assets discussed below, is $264.4 million. As of September 28, 2024, the range of environmental remediation costs that is reasonably possible is $198.0 million to $416.5 million which is subject to change in the near term. The Company may be liable for environmental remediation of sites it no longer owns. Liabilities have been recorded on those sites in accordance with the Company's policy.
West Cost Loading Corporation

As of September 28, 2024, the Company has recorded $17.2 million in other assets related to funding received by the Environmental Protection Agency (“EPA”) and placed in a trust in accordance with the final settlement with the EPA, embodied in a Consent Decree approved by the United States District Court for the Central District of California on July 3, 2013. Per the Consent Decree, Emhart Industries, Inc. (a dissolved and liquidated former indirectly wholly-owned subsidiary of The Black & Decker Corporation) (“Emhart”) has agreed to be responsible for an interim remedy at a site located in Rialto, California and formerly operated by WCLC, a defunct company for which Emhart was alleged to be liable as a successor. The remedy will be funded by (i) the amounts received from the EPA as gathered from multiple parties, and, to the extent necessary, (ii) Emhart's affiliate. The interim remedy requires the construction of a water treatment facility and the treatment of ground water at or around the site for a period of approximately 30 years or more. As of September 28, 2024, the Company's net cash obligation associated with these remediation activities, including WCLC assets, is $9.3 million.
Centredale Site
On April 8, 2019, the United States District Court approved a Consent Decree documenting the terms of a settlement between the Company and the United States for reimbursement of EPA's past costs and remediation of environmental contamination found at the Centredale Manor Restoration Project Superfund Site ("Centredale site"), located in North Providence, Rhode Island. Black & Decker and Emhart are liable for site clean-up costs under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") as successors to the liability of Metro-Atlantic, Inc., a former operator at the Centredale site. The Company is complying with the terms of the settlement and has fully reimbursed the EPA for its past costs. Remediation work at the Centredale site remains ongoing. Technical and regulatory issues have arisen in connection with the disposal methods selected and described in the statement of work for contaminated Centredale site soils and sediment. Emhart’s contractor is working with the EPA and the Rhode Island Department of Environmental Management (“RIDEM”) to develop alternatives. Based on these evolving technical and regulatory discussions, in the second quarter of 2024, the EPA and RIDEM began implementing regulatory changes that suggest that offsite landfill disposal now represents the most probable remedial alternative for the disposal of contaminated Centredale site soils and sediments. Significant open technical and regulatory issues relating to the implementation of this disposal alternative remain, including final EPA and RIDEM approvals, and further developments may result in additional or different remedial actions. Emhart’s contractor’s assessment of the offsite landfill disposal alternative involves soil and sediment volume estimates that could also change or increase as additional design investigations are performed at the site, which may further impact the remediation process. Emhart has recently entered into a cooperative agreement with the Federal and State Natural Resource Trustees to collectively conduct an assessment of what, if any, Natural Resource Damages may be associated with the contamination at the Centredale Site. Litigation continues in the District Court concerning Phase 3 of the case, which is addressing the potential allocation of liability to other PRPs who may have contributed to contamination of the Centredale site with dioxins, polychlorinated biphenyls and other contaminants of concern. Based on the regulatory changes, and remedial developments currently contemplated by the EPA and the State of Rhode Island as described above, the Company increased its reserve for this site by $142.3 million in the second quarter of 2024. As of September 28, 2024, the Company has reserved $162.1 million for this site.
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
Kerr McGee
Per the terms of a Final Order and Judgment approved by the United States District Court for the Middle District of Florida on January 22, 1991, Emhart is responsible for a percentage of remedial costs arising out of the Kerr McGee Chemical Corporation Superfund Site located in Jacksonville, Florida. On March 15, 2017, the Company received formal notification from the EPA that the EPA had issued a ROD selecting the preferred alternative identified in the Proposed Cleanup Plan. On or about February 15, 2024, the Multistate Trust managing the remediation revised the estimated remediation costs for work to be performed, and the Company adjusted the reserve for its percentage share of such costs accordingly. As of September 28, 2024, the Company has reserved $25.8 million for this site.
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

P.    COMMITMENTS AND GUARANTEES

COMMITMENTS — The Company has numerous assets, predominantly real estate, vehicles and equipment, under various lease arrangements. The following is a summary of the Company's right-of-use assets and lease liabilities:

(Millions of Dollars)	September 28, 2024	December 30, 2023
Right-of-use assets	$495.3	$502.9
Lease liabilities	$514.2	$506.6
Weighted-average incremental borrowing rate	4.7%	4.6%
Weighted-average remaining term	6 years	7 years

Right-of-use assets are included within Other assets in the Condensed Consolidated Balance Sheets, while lease liabilities are included within Accrued expenses and Other liabilities, as appropriate. The Company determines its incremental borrowing rate based on interest rates from its debt issuances, taking into consideration adjustments for collateral, lease terms and foreign currency.

The Company has arrangements with third-party financial institutions that offer voluntary supply chain finance ("SCF") programs. These arrangements enable certain of the Company’s suppliers, at the supplier’s sole discretion, to sell receivables due from the Company to the financial institutions on terms directly negotiated with the financial institutions. The Company negotiates commercial terms with its suppliers, including prices, quantities, and payment terms, regardless of suppliers’ decisions to finance the receivables due from the Company under these SCF programs. The Company has no economic interest in a supplier’s decision to participate in these SCF programs, and no direct financial relationship with the financial institutions, as it relates to these SCF programs. The amounts due to the financial institutions for suppliers that voluntarily participate in these SCF programs were presented within Accounts payable on the Company’s Condensed Consolidated Balance Sheets and totaled $492.6 million and $528.1 million as of  September 28, 2024 and December 30, 2023, respectively.

As of September 28, 2024, the Company had unrecognized commitments that require the future purchase of goods or services (unconditional purchase obligations) to provide it with access to products and services at competitive prices. These obligations consist of supplier agreements with long-term minimum material purchase requirements and freight forwarding arrangements with minimum quantity commitments. As of September 28, 2024, the Company had unconditional purchase obligations of $270.6 million, consisting of $45.5 million in 2024, $151.0 million in 2025, $41.1 million in 2026, $25.7 million in 2027 and $7.3 million in 2028.

GUARANTEES — The Company’s financial guarantees at September 28, 2024 are as follows:

(Millions of Dollars)	Term	Maximum Potential Payment	Carrying Amount of Liability
Guarantees on the residual values of leased assets	Three to nine years	$78.2	$—
Standby letters of credit	Up to twenty years	180.0	—
Commercial customer financing arrangements	Up to ten years	101.6	15.0
Total		$359.8	$15.0
The Company has guaranteed a portion of the residual values associated with certain of its variable rate leases. The lease guarantees are for an amount up to $78.2 million while the fair value of the underlying assets is estimated at $120 million. The related assets would be available to satisfy the guarantee obligations.

The Company has issued $180.0 million in standby letters of credit that guarantee future payments which may be required under certain insurance programs and in relation to certain environmental remediation activities described more fully in Note O, Contingencies.

The Company provides various limited and full recourse guarantees to financial institutions that provide financing to U.S. and Canadian Mac Tool distributors and franchisees for their initial purchase of the inventory and trucks necessary to function as a distributor and franchisee. In addition, the Company provides limited and full recourse guarantees to financial institutions that extend credit to certain end retail customers of its U.S. Mac Tool distributors and franchisees. The gross amount guaranteed in these arrangements is $101.6 million and the $15.0 million carrying value of the guarantees issued is recorded in Other liabilities in the Condensed Consolidated Balance Sheets.

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

The changes in the carrying amount of product warranties for the nine months ended September 28, 2024 and September 30, 2023 are as follows:

(Millions of Dollars)	2024	2023
Balance beginning of period	$136.7	$126.6
Warranties and guarantees issued	136.8	132.2
Warranty payments and currency	(129.1)	(120.9)
Balance end of period	$144.4	$137.9

Q.    DIVESTITURES

Infrastructure business

On April 1, 2024, the Company completed the previously announced sale of its Infrastructure business to Epiroc AB for $760 million. The Company received proceeds of $728.5 million at closing, net of customary adjustments and costs. As of December 30, 2023, the assets and liabilities related to the Infrastructure business were classified as held for sale on the Company's Condensed Consolidated Balance Sheet. This divestiture did not qualify for discontinued operations and therefore, its results were included in the Company's Consolidated Statements of Operations and Comprehensive Income (Loss) in continuing operations through the date of sale.

Following is the pre-tax income for this business for the three and nine months ended September 28, 2024, and September 30, 2023:

	Third Quarter		Year-to-Date
(Millions of Dollars)	2024	2023	2024	2023
Pre-tax income	$—	$7.5	$9.6	$43.3

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
Throughout this Management's Discussion and Analysis (“MD&A”), references to Notes refer to the "Notes To Unaudited Condensed Consolidated Financial Statements" in Part 1, Item 1 of this Quarterly Report on Form 10-Q, unless otherwise indicated.
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
The SG&A cost savings are generated by simplifying the corporate structure, optimizing organizational spans and layers and reducing indirect spend. These savings will help fund $300 million to $500 million of innovation and commercial investments through 2025 designed to accelerate organic growth.

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

The charges associated with the supply chain transformation are reflected in the Non-GAAP adjustments detailed below in "Results From Operations" and the full year estimate of Non-GAAP adjustments detailed below in "2024 Outlook". The cash investment required to achieve the estimated $1.5 billion of pre-tax run-rate supply chain cost savings is expected to be approximately $0.9 billion to $1.1 billion, of which approximately 40% is expected to be capital expenditures. Through 2023, the Company has made approximately $0.2 billion of these cash investments. The Company will continue prioritizing capital expenditures consistent with its existing approach and expects total capital expenditures, inclusive of the supply chain transformation, to be $325 million to $375 million for 2024 and to approximate 3.0% of net sales annually in 2025 and beyond.
During the first nine months of 2024 and since inception of the program, the Company has generated approximately $400 million and $1.4 billion, respectively, of pre-tax run-rate savings, driven by lower headcount, indirect spend reductions and the supply chain transformation. These savings are comprised of supply chain efficiency benefits, which support gross margin improvements as the benefits turn through inventory, and SG&A savings. The Company believes that it is on track to grow to approximately $2 billion of pre-tax run-rate savings by year-end 2025. In addition, the Company has reduced inventory by approximately $2.0 billion since the end of the second quarter of 2022 and expects further inventory and working capital reductions to support free cash flow generation in 2024.

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
RESULTS OF OPERATIONS
As previously discussed, the Company sold its Infrastructure business on April 1, 2024. This divestiture did not qualify for discontinued operations and therefore, its results were included in the Company's Consolidated Statements of Operations and Comprehensive Income (Loss) in continuing operations through the date of sale.
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

The Company’s operating results at the consolidated level as discussed below include and exclude certain gains and charges impacting gross profit, SG&A, Other, net, and Income taxes. The Company’s business segment results as discussed below include and exclude certain gains and charges impacting gross profit and SG&A. These amounts for the third quarter and year-to-date periods of 2024 and 2023 are as follows:

Third Quarter 2024

(Millions of Dollars)	GAAP	Non-GAAP Adjustments[2]	Non-GAAP
Gross profit	$1,120.6	$24.8	$1,145.4
Selling, general and administrative[1]	797.1	(15.1)	782.0
Earnings from continuing operations before income taxes	89.5	105.9	195.4
Income taxes on continuing operations	(1.6)	12.0	10.4
Net earnings from continuing operations	91.1	93.9	185.0
Diluted earnings per share of common stock - Continuing operations	$0.60	$0.62	$1.22

Year-To-Date 2024

(Millions of Dollars)	GAAP	Non-GAAP Adjustments[2]	Non-GAAP
Gross profit	$3,370.3	$72.7	$3,443.0
Selling, general and administrative[1]	2,477.5	(62.8)	2,414.7
Earnings from continuing operations before income taxes	115.7	416.7	532.4
Income taxes on continuing operations	24.3	74.4	98.7
Net earnings from continuing operations	91.4	342.3	433.7
Diluted earnings per share of common stock - Continuing operations	$0.60	$2.27	$2.87

Third Quarter 2023

(Millions of Dollars)	GAAP	Non-GAAP Adjustments[2]	Non-GAAP
Gross profit	$1,060.6	$32.2	$1,092.8
Selling, general and administrative[1]	794.3	(29.4)	764.9
(Loss) earnings from continuing operations before income taxes	(57.0)	191.0	134.0
Income taxes on continuing operations	(61.7)	37.5	(24.2)
Net earnings from continuing operations	4.7	153.5	158.2
Diluted earnings per share of common stock - Continuing operations	$0.03	$1.02	$1.05

Year-To-Date 2023

(Millions of Dollars)	GAAP	Non-GAAP Adjustments[2]	Non-GAAP
Gross profit	$2,828.2	$157.0	$2,985.2
Selling, general and administrative[1]	2,456.7	(75.5)	2,381.2
(Loss) earnings from continuing operations before income taxes	(296.9)	368.9	72.0
Income taxes on continuing operations	(291.3)	282.6	(8.7)
Net (loss) earnings from continuing operations	(5.6)	86.3	80.7
Diluted (loss) earnings per share of common stock - Continuing operations	$(0.04)	$0.58	$0.54

[1] Includes provision for credit losses
[2] Refer to table below for additional detail of the Non-GAAP adjustments

Below is a summary of the pre-tax Non-GAAP adjustments for the third quarter and year-to-date periods of 2024 and 2023.

	Third Quarter		Year-to-Date
(Millions of Dollars)	2024	2023	2024	2023
Supply Chain Transformation Costs:
Footprint Rationalization[1]	$25.4	$7.7	$57.8	$88.3
Strategic Sourcing & Operational Excellence[2]	(1.0)	23.9	12.4	68.7
Facility-related costs	0.3	0.2	2.6	1.1
Other charges (gains)	0.1	0.4	(0.1)	(1.1)
Gross Profit	$24.8	$32.2	$72.7	$157.0

Supply Chain Transformation Costs:
Footprint Rationalization[1]	$13.4	$4.6	$34.0	$8.4
Complexity Reduction & Operational Excellence	2.0	1.2	6.2	8.0
Acquisition & integration-related costs[3]	2.4	11.5	9.1	24.0
Transition services costs related to previously divested businesses	4.6	11.3	14.8	37.0
Other charges (gains)	(7.3)	0.8	(1.3)	(1.9)
Selling, general and administrative	$15.1	$29.4	$62.8	$75.5

Other, net[4]	$(1.3)	$(5.5)	$(10.2)	$(22.8)
Loss on sales of businesses	—	—	—	7.6
Asset impairment charges[5]	46.9	124.0	72.4	124.0
Environmental charges[6]	(1.7)	—	152.1	—
Restructuring charges[7]	22.1	10.9	66.9	27.6
Earnings from continuing operations before income taxes	$105.9	$191.0	$416.7	$368.9

1	Footprint Rationalization costs in 2024 primarily relate to accelerated depreciation of manufacturing and distribution center equipment of $45.2 million and other facility exit and re-configuration costs of $31.3 million. In 2023, transfers and closures of targeted manufacturing sites, including Fort Worth, Texas and Cheraw, South Carolina as previously announced in March 2023, resulted in accelerated depreciation of production equipment of $45.3 million and non-cash asset write-downs of $41.2 million (predominantly tooling, raw materials and WIP).
2	Strategic Sourcing & Operational Excellence costs in 2023 primarily relate to third-party consultant fees to provide expertise in identifying and quantifying opportunities to source in a more integrated manner and re-design in-plant operations following footprint rationalization, developing a detailed program and related governance, and assisting the Company with the implementation of actions necessary to achieve the related objectives.
3	Acquisition & integration-related costs primarily relate to the MTD and Excel acquisitions, including costs to integrate the organizations and shared processes, as well as harmonize key IT applications and infrastructure.
4	Includes deal-related costs, net of income related to providing transition services to previously divested businesses.
5	Asset impairment charges in 2024 include a $41.0 million pre-tax impairment charge related to the Lenox trade name, a $25.5 million pre-tax impairment charge related to the Infrastructure business, and a $5.9 million pre-tax impairment charge related to a small Industrial business. The $124.0 million pre-tax asset impairment charge in 2023 related to the Irwin and Troy-Bilt trade names.
6
The $152.1 million pre-tax environmental charges in 2024 related primarily to a reserve adjustment for the non-active Centredale site as a result of regulatory changes and revisions to remediation alternatives. Refer to Note O, Contingencies, for further discussion.

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

Consolidated Results

Net Sales: Net sales were $3.751 billion in the third quarter of 2024 compared to $3.954 billion in the third quarter of 2023, representing a decrease of 5% as a 1% increase in price was more than offset by a 3% decrease in volume, a 2% decrease from the Infrastructure divestiture and a 1% decrease from foreign currency. Tools & Outdoor net sales decreased 3% compared to the third quarter of 2023 as a 1% increase in price was more than offset by a 3% decrease in volume and 1% decrease from foreign currency. Industrial net sales decreased 18% compared to the third quarter of 2023 as a 17% decrease from the Infrastructure divestiture and a 2% decrease in volume was partially offset by a 1% increase in price.

Net sales were $11.645 billion in the first nine months of 2024 compared to $12.045 billion in the first nine months of 2023, representing a decrease of 3% driven by a 2% decrease from the Infrastructure divestiture and a 1% decrease in volume. Tools & Outdoor net sales decreased 1% compared to the first nine months of 2023 driven by a 1% decrease in volume. Industrial net sales decreased 14% compared to the first nine months of 2023 as a 12% decrease from the Infrastructure divestiture, a 2% decrease in volume and a 1% decrease from foreign currency was partially offset by a 1% increase in price.

Gross Profit: Gross profit was $1.121 billion, or 29.9% of net sales, in the third quarter of 2024 compared to $1.061 billion, or 26.8% of net sales, in the third quarter of 2023. Non-GAAP adjustments, which reduced gross profit, were $24.8 million for the three months ended September 28, 2024 and $32.2 million for the three months ended September 30, 2023. Excluding these adjustments, gross profit was 30.5% of net sales for the three months ended September 28, 2024, compared to 27.6% for the three months ended September 30, 2023, primarily due to supply chain transformation benefits.

Gross profit was $3.370 billion, or 28.9% of net sales, in the first nine months of 2024 compared to $2.828 billion, or 23.5% of net sales, in the first nine months of 2023. Non-GAAP adjustments, which reduced gross profit, were $72.7 million for the nine months ended September 28, 2024 and $157.0 million for the nine months ended September 30, 2023. Excluding these adjustments, gross profit was 29.6% of net sales for the nine months ended September 28, 2024, compared to 24.8% for the nine months ended September 30, 2023, primarily due to lower inventory destocking costs, supply chain transformation benefits and lower shipping costs.

SG&A Expenses: SG&A, inclusive of the provision for credit losses, was $797.1 million, or 21.2% of net sales, in the third quarter of 2024, compared to $794.3 million, or 20.1% of net sales, in the third quarter of 2023. Within SG&A, Non-GAAP adjustments totaled $15.1 million for the three months ended September 28, 2024 and $29.4 million for the three months ended September 30, 2023. Excluding these adjustments, SG&A was 20.8% of net sales for the three months ended September 28, 2024, compared to 19.3% for the three months ended September 30, 2023, as the Company increased growth investments designed to deliver future market share gains.

SG&A, inclusive of the provision for credit losses, was $2.478 billion, or 21.3% of net sales, in the first nine months of 2024, compared to $2.457 billion, or 20.4% of net sales, in the first nine months of 2023. Within SG&A, Non-GAAP adjustments totaled $62.8 million for the nine months ended September 28, 2024 and $75.5 million for the nine months ended September 30, 2023. Excluding these adjustments, SG&A was 20.7% of net sales for the nine months ended September 28, 2024, compared to 19.8% for the nine months ended September 30, 2023, driven by the same factors discussed above that impacted the third quarter of 2024.

Distribution center costs (i.e. warehousing and fulfillment facility and associated labor costs) are classified within SG&A. This classification may differ from other companies who may report such expenses within cost of sales. Due to diversity in practice, to the extent the classification of these distribution costs differs from other companies, the Company’s gross margins may not be comparable. Such distribution costs classified in SG&A amounted to $134.4 million and $396.7 million for the three and nine months ended September 28, 2024, respectively, and $132.7 million and $392.9 million for the three and nine months ended September 30, 2023, respectively.

Other, net: Other, net totaled $86.4 million in the third quarter of 2024 compared to $94.0 million in the third quarter of 2023. Excluding Non-GAAP adjustments, Other, net, totaled $89.4 million and $99.5 million in the third quarter of 2024 and 2023, respectively. The year-over-year decrease is primarily driven by lower write-downs on investments.

Other, net totaled $392.9 million in the first nine months of 2024 compared to $224.3 million in the first nine months of 2023. The year-over-year increase was driven by environmental remediation reserve adjustments. Excluding Non-GAAP adjustments, Other, net totaled $251.0 million and $247.1 million for the first nine months of 2024 and 2023, respectively.

Refer to Note O, Contingencies, for additional information on the environmental remediation reserve adjustment relating to the Centredale site.

Loss on Sales of Businesses: During the first nine months of 2023, the Company reported a pre-tax loss of $7.6 million primarily related to the divestiture of a small business in the Industrial segment.

Asset Impairment Charges: During the third quarter of 2024, the Company recorded a pre-tax, non-cash impairment charge of $41.0 million related to the Lenox trade name. Refer to Note M, Restructuring Charges and Other Costs, for additional information. In addition, the Company recorded a pre-tax impairment charge of $5.9 million related to a small business in the Industrial segment. In the third quarter of 2023, the Company recognized a $124.0 million pre-tax, non-cash impairment charge related to the Irwin and Troy-Bilt trade names. Refer to the Company’s Annual Report on Form 10-K for the year ended December 30, 2023 for further information.

During the first quarter of 2024, the Company recorded a pre-tax impairment charge of $25.5 million related to the Infrastructure business. Refer to Note Q, Divestitures, for additional information on the divestiture of the Infrastructure business completed in the second quarter of 2024.

Interest, net: Net interest expense was $78.6 million in the third quarter of 2024 compared to $94.4 million in the third quarter of 2023. On a year-to-date basis, net interest expense was $244.9 million in 2024 and $284.9 million in 2023. The year-over-year decreases were primarily driven by lower commercial paper balances in 2024.

Income Taxes: For the three and nine months ended September 28, 2024, the Company recognized an income tax benefit from continuing operations of $1.6 million and income tax expense of $24.3 million, respectively, resulting in effective tax rates of (1.8)% and 21.0%, respectively. Excluding the tax effect on Non-GAAP adjustments, for the three and nine months ended September 28, 2024, the Company recognized income tax expense on continuing operations of $10.4 million and $98.7 million, respectively, resulting in effective tax rates of 5.3% and 18.5%, respectively. These effective tax rates for the three months ended September 28, 2024 differ from the U.S. statutory tax rate of 21% primarily due to the recognition of previously unrecognized foreign deferred tax assets, remeasurement of uncertain tax position reserves, tax credits, and state income taxes, partially offset by non-deductible expenses and U.S. tax on foreign earnings. For the nine months ended September 28, 2024, the primary drivers are consistent with those discussed above, which in aggregate result in effective tax rates that approximate the U.S. statutory tax rate of 21%.

For the three and nine months ended September 30, 2023, the Company recognized an income tax benefit from continuing operations of $61.7 million and $291.3 million, respectively, resulting in effective tax rates of 108.2% and 98.1%, respectively. The income tax benefit for the three months ended September 30, 2023 included an incremental interim tax benefit to reflect the impact of a change in the estimated annual effective tax rate to the prior interim year-to-date tax benefit, which reversed in the fourth quarter of 2023. The effective tax rates for the three and nine months ended September 30, 2023 differ from the U.S. statutory tax rate of 21% primarily due to a tax benefit associated with the intra-entity asset transfer of certain intangible assets, tax on foreign earnings at tax rates different than the U.S. tax rate, state income taxes and tax credits, partially offset by U.S. tax on foreign earnings, non-deductible expenses and losses for which a tax benefit is not recognized.

Excluding the tax effect on Non-GAAP adjustments, for the three and nine months ended September 30, 2023, the Company recognized an income tax benefit on continuing operations of $24.2 million and $8.7 million, respectively, resulting in effective tax rates of (18.1)% and (12.1)%, respectively. The effective tax rates for the three and nine months ended September 30, 2023 differ from the U.S. statutory tax rate of 21% due to the items discussed above.

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

The Company’s operations are classified into two reportable business segments: Tools & Outdoor and Industrial.
Tools & Outdoor:

	Third Quarter		Year-to-Date
(Millions of Dollars)	2024	2023	2024	2023
Net sales	$3,263.3	$3,355.3	$10,076.6	$10,212.9
Segment profit	$327.5	$273.4	$899.3	$394.1
% of Net sales	10.0%	8.1%	8.9%	3.9%

Tools & Outdoor net sales decreased $92.0 million, or 3%, in the third quarter of 2024 compared to the third quarter of 2023 as a 1% price increase was more than offset by a 3% decline in volume and a 1% decrease from foreign currency. Organic revenue declined 2% as growth in DEWALT® was offset by the weak consumer and DIY backdrop. Organic revenue decreased 4% in North America, and increased 1% and 6% in Europe and the rest of the world, respectively.

Tools & Outdoor net sales decreased $136.3 million, or 1%, in the first nine months of 2024 compared to the first nine months of 2023 driven by volume declines. Organic revenue declined 2% in both North America and Europe and increased 6% in the rest of the world.

Segment profit for the third quarter of 2024 was $327.5 million, or 10.0% of net sales, compared to $273.4 million, or 8.1% of net sales, in the third quarter of 2023. Excluding Non-GAAP adjustments of $35.5 million and $39.4 million for the three months ended September 28, 2024 and September 30, 2023, respectively, segment profit was 11.1% of net sales in the third quarter of 2024 and 9.3% in the third quarter of 2023. The year-over-year increase was primarily due to supply chain transformation benefits, which were partially offset by growth investments.

Segment profit for the first nine months of 2024 was $899.3 million, or 8.9% of net sales, compared to $394.1 million, or 3.9% of net sales, in the first nine months of 2023. Excluding Non-GAAP adjustments of $111.0 million and $174.4 million for the nine months ended September 28, 2024 and September 30, 2023, respectively, segment profit was 10.0% of net sales in the first nine months of 2024 and 5.6% in the first nine months of 2023. The year-over-year increase was primarily due to lower inventory destocking costs, supply chain transformation benefits and lower shipping costs, which were partially offset by growth investments.
Industrial:

	Third Quarter		Year-to-Date
(Millions of Dollars)	2024	2023	2024	2023
Net sales	$488.0	$598.6	$1,568.6	$1,831.7
Segment profit	$70.2	$62.5	$202.2	$201.5
% of Net sales	14.4%	10.4%	12.9%	11.0%

Industrial net sales decreased $110.6 million, or 18%, in the third quarter of 2024 compared to the third quarter of 2023, as a 17% decrease from the Infrastructure divestiture and a 2% decrease in volume was partially offset by a 1% increase in price. Engineered Fastening organic revenues decreased 1% as aerospace expansion and a return to growth in general industrial was more than offset by market softness in automotive.

Industrial net sales decreased $263.1 million, or 14%, in the first nine months of 2024 compared to the first nine months of 2023, as a 12% decrease from the Infrastructure divestiture, a 2% decrease in volume and a 1% decrease from foreign currency was partially offset by a 1% increase in price. Engineered Fastening organic revenues increased 2%, primarily due to aerospace growth.

Industrial segment profit for the third quarter of 2024 totaled $70.2 million, or 14.4% of net sales, compared to $62.5 million, or 10.4% of net sales, in the corresponding 2023 period. Excluding a Non-GAAP gain of $2.6 million for the three months ended September 28, 2024 and a Non-GAAP charge of $10.5 million for the three months ended September 30, 2023, segment profit amounted to 13.9% of net sales in the third quarter of 2024 compared to 12.2% in the third quarter of 2023. The year-over-year increase was due to price realization and cost control.

Industrial segment profit for the first nine months of 2024 totaled $202.2 million, or 12.9% of net sales, compared to $201.5 million, or 11.0% of net sales, in the corresponding 2023 period. Excluding Non-GAAP adjustments of $3.4 million and $19.3 million for the nine months ended September 28, 2024 and September 30, 2023, respectively, segment profit amounted to 13.1% of net sales in the first nine months of 2024 compared to 12.1% in the first nine months of 2023. The year-over-year increase was driven by the same factors discussed above for the third quarter of 2024.

Corporate Overhead

Corporate Overhead includes the corporate overhead element of SG&A, which is not allocated to the business segments. Corporate Overhead amounted to $74.2 million and $69.6 million in the third quarter of 2024 and 2023, respectively. Excluding Non-GAAP adjustments of $7.0 million for the three months ended September 28, 2024 and $11.7 million for the three months ended September 30, 2023, the corporate overhead element of SG&A was $67.2 million and $57.9 million for the three months ended September 28, 2024 and September 30, 2023, respectively.

On a year-to-date basis, the corporate overhead element of SG&A amounted to $208.7 million in 2024 compared to $224.1 million in 2023. Excluding Non-GAAP adjustments of $21.1 million for the nine months ended September 28, 2024 and $38.8 million for the nine months ended September 30, 2023, the corporate overhead element of SG&A was $187.6 million and $185.3 million for the nine months ended September 28, 2024 and September 30, 2023, respectively.
RESTRUCTURING ACTIVITIES
A summary of the restructuring reserve activity from December 30, 2023 to September 28, 2024 is as follows:

(Millions of Dollars)	December 30, 2023	Net Additions	Usage	Currency	September 28, 2024
Severance and related costs	$25.8	$40.5	$(35.7)	$(0.2)	$30.4
Facility closures and other	3.1	26.4	(26.0)	—	3.5
Total	$28.9	$66.9	$(61.7)	$(0.2)	$33.9
For the three and nine months ended September 28, 2024, the Company recognized net restructuring charges of $22.1 million and $66.9 million, respectively, primarily related to severance costs and facility closure charges. The Company expects to achieve annual net cost savings of approximately $122 million by the end of 2025 related to the restructuring costs incurred during the nine months ended September 28, 2024. The majority of the $33.9 million of reserves remaining as of September 28, 2024 is expected to be utilized within the next 12 months.

Segments:

The $67 million of net restructuring charges for the nine months ended September 28, 2024 includes: $56 million in the Tools & Outdoor segment; $6 million in Industrial; and $5 million in Corporate.

The $22 million of net restructuring charges for the three months ended September 28, 2024 includes: $21 million in the Tools & Outdoor segment and $1 million in the Industrial segment.

The anticipated annual net cost savings of approximately $122 million related to the 2024 restructuring actions include: $107 million in the Tools & Outdoor segment; $6 million in the Industrial segment; and $9 million in Corporate.

2024 OUTLOOK

This outlook discussion is intended to provide broad insight into the Company's near-term earnings and cash flow generation prospects. The Company is updating 2024 guidance and expects diluted earnings per share to approximate $1.15 to $1.75 on a GAAP basis, narrowed from $0.90 to $2.00 ($3.90 to $4.30 excluding Non-GAAP adjustments, narrowed from $3.70 to $4.50). Management is reiterating its target for 2024 free cash flow generation to approximate $650 million to $850 million.

The difference between 2024 diluted earnings per share outlook and the diluted earnings per share range, excluding Non-GAAP adjustments, is approximately $2.55 to $2.75, consisting primarily of charges related to the supply chain transformation under the Global Cost Reduction Program, environmental reserve adjustments and a brand impairment charge.

FINANCIAL CONDITION

Liquidity, Sources and Uses of Capital: The Company’s primary sources of liquidity are cash flows generated from operations and available lines of credit under various credit facilities.

Operating Activities: Cash flows provided by operations were $285.8 million in the third quarter of 2024 compared to $443.9 million in the corresponding period of 2023, primarily driven by changes in working capital, partially offset by higher earnings. Year-to-date cash flows provided by operations were $427.8 million in 2024 compared to $422.0 million in 2023, relatively in-line with prior year as higher earnings were partially offset by changes in working capital.

Free Cash Flow: Free cash flow, as defined in the table below, was an inflow of $199.3 million and $364.0 million in the third quarter of 2024 and the corresponding period of 2023, respectively. On a year-to-date basis, free cash flow was $188.4 million and $205.6 million in 2024 and 2023, respectively. The year-over-year change in free cash flow was primarily due to the same factors discussed above in operating activities, as well as higher planned capital expenditures in the first nine months of 2024. Management considers free cash flow an important indicator of its liquidity and capital efficiency, as well as its ability to fund future growth and provide dividends to shareowners, and is useful information for investors. Free cash flow does not include deductions for mandatory debt service, other borrowing activity, discretionary dividends on the Company’s common stock and business acquisitions, among other items.

	Third Quarter		Year-to-Date
(Millions of Dollars)	2024	2023	2024	2023
Net cash provided by operating activities	$285.8	$443.9	$427.8	$422.0
Less: capital and software expenditures	(86.5)	(79.9)	(239.4)	(216.4)
Free cash flow	$199.3	$364.0	$188.4	$205.6
Investing Activities: Cash flows used in investing activities totaled $85.4 million and $76.4 million in the third quarter of 2024 and 2023, respectively, primarily due to capital and software expenditures of $86.5 million and $79.9 million, respectively.
Cash flows provided by investing activities totaled $500.8 million in the first nine months of 2024, primarily due to net proceeds from sales of businesses of $735.6 million, partially offset by capital and software expenditures of $239.4 million. Cash flows used in investing activities totaled $206.8 million in the first nine months of 2023, primarily due to capital and software expenditures of $216.4 million.
Financing Activities: Cash flows used in financing activities totaled $234.3 million in the third quarter of 2024, primarily driven by cash dividend payments on common stock of $123.6 million and net short-term commercial paper repayments of $121.5 million. Cash flows used in financing activities totaled $387.7 million in the third quarter of 2023, primarily driven by net short-term commercial paper repayments of $266.4 million and cash dividend payments on common stock of $121.3 million.
Cash flows used in financing activities totaled $1.054 billion in the first nine months of 2024, primarily driven by net short-term commercial paper repayments of $692.3 million and cash dividend payments on common stock of $367.2 million. Cash flows used in financing activities totaled $239.3 million in the first nine months of 2023, primarily driven by net repayments of short-term commercial paper borrowings of $594.3 million and cash dividend payments on common stock of $360.8 million, partially offset by net proceeds from debt issuances of $745.3 million.

Credit Ratings & Liquidity:

The Company maintains investment grade credit ratings from the major U.S. rating agencies on its senior unsecured debt (S&P A-, Fitch BBB+, Moody's Baa3), as well as its commercial paper program (S&P A-2, Fitch F2, Moody's P-3). There were no changes to any of the Company's credit ratings during the first nine months of 2024. Failure to maintain investment grade rating levels could adversely affect the Company’s cost of funds, liquidity and access to capital markets, but would not have an adverse effect on the Company’s ability to access its existing committed credit facilities.

Cash and cash equivalents totaled $298.7 million as of September 28, 2024, which was primarily held in foreign jurisdictions. Cash and cash equivalents totaled $449.4 million as of December 30, 2023, of which approximately 50% was held in foreign jurisdictions.

As a result of the Tax Cuts and Jobs Act (the "Act"), the Company's tax liability related to the one-time transition tax associated with unremitted foreign earnings and profits totaled $83 million at September 28, 2024. The Act permits a U.S. company to elect to pay the net tax liability interest-free over a period of up to eight years. The Company has considered the implications of paying the required one-time transition tax and believes it will not have a material impact on its liquidity.

The Company has a $3.5 billion commercial paper program which includes Euro denominated borrowings in addition to U.S. Dollars. As of September 28, 2024, the Company had commercial paper borrowings outstanding of $387.3 million, of which $387.1 million in Euro denominated commercial paper was designated as a net investment hedge. As of December 30, 2023, the Company had $1.1 billion of borrowings outstanding, of which $399.7 million in Euro denominated commercial paper was designated as a net investment hedge. Refer to Note H, Financial Instruments, for further discussion.

In June 2024, the Company amended and restated its existing five-year $2.5 billion committed credit facility with the concurrent execution of a new five year $2.25 billion committed credit facility (the “5-Year Credit Agreement”). Borrowings under the 5-Year Credit Agreement may be made in U.S. Dollars, Euros or Pounds Sterling. A sub-limit of an amount equal to the Euro equivalent of $800.0 million is designated for swing line advances. Borrowings bear interest at a floating rate plus an applicable margin dependent upon the denomination of the borrowing and specific terms of the 5-Year Credit Agreement. The Company must repay all advances under the 5-Year Credit Agreement by the earlier of June 28, 2029 or upon termination. The 5-Year Credit Agreement is designated to be a liquidity back-stop for the Company's $3.5 billion U.S. Dollar and Euro commercial paper program. As of September 28, 2024 and December 30, 2023, the Company had not drawn on its five-year committed credit facility.

In June 2024, the Company terminated its 364-Day $1.5 billion committed credit facility ("the 2023 Syndicated 364-Day Credit Agreement") dated September 2023. There were no outstanding borrowings under the 2023 Syndicated 364-Day Credit Agreement upon termination and as of December 30, 2023. Contemporaneously, the Company entered into a new $1.25 billion syndicated 364-Day Credit Agreement (the "2024 Syndicated 364-Day Credit Agreement") which is a revolving credit loan. The borrowings under the 2024 Syndicated 364-Day Credit Agreement may be made in U.S. Dollars or Euros and bear interest at a floating rate plus an applicable margin dependent upon the denomination of the borrowing and pursuant to the terms of the 2024 Syndicated 364-Day Credit Agreement. The Company must repay all advances under the 2024 Syndicated 364-Day Credit Agreement by the earlier of June 27, 2025 or upon termination. The Company may, however, convert all advances outstanding upon termination into a term loan that shall be repaid in full no later than the first anniversary of the termination date provided that the Company, among other things, pays a fee to the administrative agent for the account of each lender. The 2024 Syndicated 364-Day Credit Agreement serves as part of the liquidity back-stop for the Company’s $3.5 billion U.S. Dollar and Euro commercial paper program. As of September 28, 2024, the Company had not drawn on its 2024 Syndicated 364-Day Credit Agreement.

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

OTHER MATTERS
Critical Accounting Estimates:
During 2024, the Company continued its brand prioritization and investment strategy for its major brands, while leveraging certain of its specialty brands in a more focused manner. As a result of these ongoing brand prioritization efforts, and in connection with the preparation of its financial statements for the quarter ended September 28, 2024, the Company tested its indefinite-lived trade names for impairment utilizing a discounted cash flow valuation model. The key assumptions used included discount rates, royalty rates, and perpetual growth rates applied to updated sales projections. The Company determined that the fair values of its indefinite-lived trade names exceeded their respective carrying amounts, with the exception of the Lenox trade name. The Company recognized a $41.0 million pre-tax, non-cash impairment charge related to this trade name in the third quarter of 2024. Subsequent to this impairment charge, the Lenox carrying value totaled $115.0 million. The Company intends to continue utilizing this trade name indefinitely, which represented approximately 2% of 2023 net sales for the Tools & Outdoor segment. Refer to Note L, Restructuring Charges and Other Costs, for further discussion.
There have been no changes in the Company’s critical accounting estimates during the third quarter of 2024. Refer to the “Other Matters” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 30, 2023 for a discussion of the Company’s critical accounting estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no significant change in the Company’s exposure to market risk during the third quarter of 2024. Refer to the Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 30, 2023 and subsequent related filings with the Securities and Exchange Commission for further discussion.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of management, including the Company’s President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, the Company has, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined under Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Company’s President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer have concluded that, as of September 28, 2024, the Company’s disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting that occurred during the third quarter of 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

CAUTIONARY STATEMENTS UNDER THE PRIVATE SECURITIES LITIGATION
REFORM ACT OF 1995

This document contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections or guidance of earnings, revenue, profitability or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements relating to initiatives concerning environmental, social and governance matters; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include, among others, the words “may,” “will,” “estimate,” “intend,” “could,” “project,” “plan,” “continue,” “believe,” “expect,” “anticipate,” “run-rate,” “annualized,” “forecast,” “commit,” “objective,” “goal,” “prospect,” “target,” “design,” “on-track,” “position or positioning,” “guidance” or any other similar words.
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
Important factors that could cause the Company's actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in its forward-looking statements include, among others, the following: (i) successfully developing, marketing and achieving sales from new products and services and the continued acceptance of current products and services; (ii) macroeconomic factors, including global and regional business conditions, commodity prices, inflation and deflation, interest rate volatility, currency exchange rates, and uncertainties in the global financial markets related to the recent failures of several financial institutions; (iii) laws, regulations and governmental policies affecting the Company's activities in the countries where it does business, including those related to tariffs, taxation, data privacy, anti-bribery, anti-corruption, government contracts and trade controls such as section 301 tariffs and section 232 steel and aluminum tariffs; (iv) the economic, political, cultural and legal environment in Europe and the emerging markets in which the Company generates sales, particularly Latin America and China; (v) realizing the anticipated benefits of mergers, acquisitions, joint ventures, strategic alliances or divestitures; (vi) pricing pressure and other changes within competitive markets; (vii) availability and price of raw materials, component parts, freight, energy, labor and sourced finished goods; (viii) the impact that the tightened credit markets may have on the Company or its customers or suppliers; (ix) the extent to which the Company has to write off accounts receivable, inventory or other assets or experiences supply chain disruptions in connection with bankruptcy filings by customers or suppliers; (x) the Company's ability to identify and effectively execute productivity improvements and cost reductions; (xi) potential business, supply chain and distribution disruptions, including those related to physical security threats, information technology or cyber-attacks, epidemics, natural disasters, pandemics, sanctions, political unrest, war or terrorism, including the conflicts between Russia and Ukraine, and Israel and Hamas and tensions or conflicts in South Korea, China, Taiwan and the Middle East; (xii) the continued consolidation of customers, particularly in consumer channels, and the Company’s continued reliance on significant customers; (xiii) managing franchisee relationships; (xiv) the impact of poor weather conditions and climate change and risks related to the transition to a lower-carbon economy, such as the Company's ability to successfully adopt new technology, meet market-driven demands for carbon neutral and renewable energy technology, or to comply with changes in environmental regulations or requirements, which may be more stringent and complex, impacting its manufacturing facilities and business operations as well as remediation plans and costs relating to any of its current or former locations or other sites; (xv) maintaining or improving production rates in the Company's manufacturing facilities, responding to significant changes in customer preferences or expectations, product demand and fulfilling demand for new and existing products, and learning, adapting and integrating new technologies into products, services and processes; (xvi) changes in the competitive landscape in the Company's markets; (xvii) the Company's non-U.S. operations, including sales to non-U.S. customers; (xviii) the impact from demand changes within world-wide markets associated with homebuilding and remodeling; (xix) potential adverse developments in new or pending litigation and/or government investigations; (xx) the incurrence of debt and changes in the Company's ability to obtain debt on commercially reasonable terms and at competitive rates; (xxi) substantial pension and other postretirement benefit obligations; (xxii) potential regulatory liabilities, including environmental, privacy, data breach, workers compensation and product liabilities; (xxiii) attracting, developing and retaining senior management and other key employees, managing a workforce in many jurisdictions, labor shortages, work stoppages or other labor disruptions; (xxiv) the Company's ability to keep abreast with the pace of technological change; (xxv) changes in accounting estimates; (xxvi) the Company’s ability to protect its intellectual property rights and to maintain its public reputation and the strength of its brands; (xxvii) critical or negative publicity, including on social media, whether or not accurate, concerning the Company’s brands, products or initiatives, and (xxviii) the Company’s ability to implement, and achieve the expected benefits (including cost savings and reduction in working capital) from, its Global Cost Reduction Program including: continuing to advance innovation, electrification and global market penetration to achieve organic revenue growth of 2-3 times the market; streamlining and simplifying the organization, and investing in initiatives that more directly impact the Company's customers and end users; returning adjusted gross margins to historical 35%+ levels by accelerating the supply chain transformation to leverage strategic sourcing, drive operational excellence, rationalize manufacturing and distribution networks, including consolidating facilities and optimizing the distribution network, and reduce complexity of the product portfolio; improving fill rates and matching inventory with customer demand; prioritizing cash flow generation and inventory optimization; executing the SBD Operating Model to deliver operational excellence through efficiency, simplified organizational design; and reducing complexity through platforming products and implementing initiatives to drive a SKU reduction.
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
Forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date hereof, and forward-looking statements in documents that are incorporated by reference herein speak only as of the date of those documents. The Company does not undertake any obligation or intention to update or revise any forward-looking statements, whether as a result of future events or circumstances, new information or otherwise, except as required by law. Any standards of measurement and performance made in reference to the Company's environmental, social, governance and other sustainability plans and goals are developing and based on assumptions that continue to evolve and may be subject to change, and no assurance can be given that any such plan, initiative, projection, goal, commitment, expectation, or prospect can or will be achieved. The inclusion of information related to such goals and initiatives is not an indication that such information is material under the standards of the Securities and Exchange Commission.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
The Company’s Annual Report on Form 10-K for the year ended December 30, 2023 and its Quarterly Reports on Form 10-Q for the quarters ended March 30, 2024 and June 29, 2024 include "Legal Proceedings" under Item 3 of Part I and Item 1 of Part II, respectively. Other than as described below, there have been no material changes from the legal proceedings described in the Company's Forms 10-K and 10-Q.
Government Investigations
The Company previously disclosed that it had identified certain transactions relating to its international operations that may raise compliance questions under the U.S. Foreign Corrupt Practices Act ("FCPA") and voluntarily disclosed this information to the U.S. Department of Justice (the “DOJ”) and the U.S. Securities and Exchange Commission (the “SEC”). Recently, the SEC and DOJ informed the Company that they have each closed their inquiries with no action taken against the Company in connection with these matters.
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
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 30, 2023 filed with the Securities and Exchange Commission on February 27, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
The following table provides information about the Company’s purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the three months ended September 28, 2024:

2024	Total Number Of Common Shares Purchased	Average Price Paid Per Common Share	Total Number Of Common Shares Purchased As Part Of A Publicly Announced Plan Or Program	(In Millions) Maximum Number Of Common Shares That May Yet Be Purchased Under The Program (a)
June 30 - August 3	—	$—	—	20
August 4 - August 31	—	—	—	20
September 1 - September 28	—	—	—	20
Total	—	$—	—	20
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

ITEM 5. OTHER INFORMATION

During the three months ended September 28, 2024, no director or Section 16 officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

(10.1)
Agreement and General Release, dated July 25, 2024, by and between Stanley Black & Decker, Inc. and John T. Lucas (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 26, 2024)*.

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

(101)
The following materials from Stanley Black & Decker Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 28, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 28, 2024 and September 30, 2023; (ii) Condensed Consolidated Balance Sheets at September 28, 2024 and December 30, 2023; (iii) Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 28, 2024 and September 30, 2023; (iv) Consolidated Statements of Changes in Shareowners' Equity for the three and nine months ended September 28, 2024 and September 30, 2023; and (v) Notes to Unaudited Condensed Consolidated Financial Statements**.

(104)	The cover page of Stanley Black & Decker Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 28, 2024, formatted in iXBRL (included within Exhibit 101 attachments).

*	Management contract or compensation plan or arrangement
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANLEY BLACK & DECKER, INC.

Date:	October 29, 2024	By:	/s/ PATRICK HALLINAN
Patrick Hallinan
Executive Vice President & Chief Financial Officer