Form 10-K
period 2024-12-28
STANLEY BLACK & DECKER, INC.
filed 2025-02-18
CIK 93556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2024
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

As of June 28, 2024, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $12.3 billion based on the New York Stock Exchange closing price for such shares on that date. On February 11, 2025, the registrant had 154,413,950 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2025 annual meeting of shareholders (the "2025 Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2025 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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
The Company is a global provider of hand tools, power tools, outdoor products and related accessories, as well as a leading provider of engineered fastening solutions, with 2024 consolidated annual revenues of $15.4 billion. Approximately 62% of the Company’s 2024 revenues were generated in the United States, with the remainder largely from Europe (16%), emerging markets (13%) and Canada (5%).
In recent years, the Company has re-shaped its portfolio through a series of divestitures. In July 2022, the Company sold its Convergent Security Solutions ("CSS") business comprised of the commercial electronic security and healthcare businesses for net proceeds of $3.1 billion and its Mechanical Access Solutions ("MAS") business comprised of the automatic doors business for net proceeds of $916 million. In August 2022, the Company sold its Oil & Gas business comprised of the pipeline services and equipment businesses. In April 2024, the Company sold its Infrastructure business, comprised of the attachment and handheld hydraulic tools business, for net proceeds of $729 million. These recent divestitures are part of the Company's strategic commitment to simplify and streamline its portfolio to focus on its leading market positions in tools and outdoor, as well as engineered fastening systems.
Refer to Note S, Divestitures, of the Notes to Consolidated Financial Statements in Item 8 for further discussion.
Leveraging the benefits of a more focused portfolio, the Company initiated a business transformation in mid-2022 that includes reinvestment for faster growth as well as a $2.0 billion Global Cost Reduction Program through 2025. The Company’s primary areas of multi-year strategic focus remain unchanged as follows:
•Advancing innovation, electrification and global market penetration to achieve mid-single digit organic revenue growth (2 to 3 times the market);
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
In terms of capital allocation, the Company remains committed, over time, to returning excess capital to shareholders through a strong and growing dividend as well as a preference toward opportunistically repurchasing shares. In the near term, the Company intends to direct any capital in excess of the quarterly dividend on its common stock toward debt reduction and internal growth investments.
The Company’s business strategy is designed to drive long-term value for its stakeholders by creating a simplified and focused organization, investing in core growth and innovation to be a market leader, and delivering for its customers, end users and shareholders. The Company has accordingly focused its sustainability efforts to better align with this business strategy. The Company’s sustainability approach is comprised of three impact pillars of People, Product, and Planet–which guide the Company’s focus and initiatives for sustainable performance. The Company’s most recent Impact Report provides an overview of the Company’s priority impact goals and progress. To learn more about the Company’s sustainability strategy and sustainability efforts, please view the most recent Impact Report on the Company's website. As explained in the most recent Impact Report, these goals make a number of assumptions and measurements of progress against such goals are based on certain methodologies and there are no assurances that those assumptions or methodologies will be correct or that such goals will be achieved or retained. The Impact Report is not, and is not intended to be, part of this Annual Report on Form 10-K and is not incorporated into this report by reference.
Description of the Business
The Company’s operations are classified into two reportable business segments: Tools & Outdoor and Industrial. Both reportable segments have significant international operations and are exposed to translational and transactional impacts from fluctuations in foreign currency exchange rates.
Additional information regarding the Company’s business segments and geographic areas is incorporated herein by reference to the material captioned “Business Segment Results” in Item 7 and Note O, Business Segments and Geographic Areas, of the Notes to Consolidated Financial Statements in Item 8.

Tools & Outdoor
The Tools & Outdoor segment is comprised of the Power Tools Group ("PTG"), Hand Tools, Accessories & Storage ("HTAS"), and Outdoor Power Equipment ("Outdoor") product lines. Annual revenues in the Tools & Outdoor segment were $13.3 billion in 2024, representing 87% of the Company’s total revenues. The segment is a worldwide leader in the tools and outdoor markets and carries iconic brands in the industry, including DEWALT®, CRAFTSMAN®, STANLEY®, BLACK+DECKER® and CUB CADET®.
The PTG product line includes both professional and consumer products. Professional products, primarily under the DEWALT® brand, include professional grade corded and cordless electric power tools and equipment including drills, impact wrenches and drivers, grinders, saws, routers, sanders, and concrete prep and placement tools as well as pneumatic tools and fasteners including nail guns, nails, staplers and staples, and concrete and masonry anchors. DIY and tradesperson focused products include corded and cordless electric power tools sold primarily under the CRAFTSMAN® and STANLEY® brands, and consumer home products such as household power tools, hand-held vacuums, and small appliances primarily under the BLACK+DECKER® brand.
The HTAS product line sells hand tools, power tool accessories and storage products primarily under the DEWALT®, CRAFTSMAN® and STANLEY® brands. Hand tools include measuring, leveling and layout tools, planes, hammers, demolition tools, clamps, vises, knives, saws, chisels, material handling, and industrial and automotive tools. Power tool accessories include drill bits, screwdriver bits, router bits, abrasives, saw blades and threading products. Storage products include tool boxes, sawhorses, cabinets and engineered storage solution products.
The Outdoor product line primarily sells corded and cordless electric lawn and garden products, including hedge trimmers, string trimmers, lawn mowers, pressure washers and related accessories, and gas powered lawn and garden products, including lawn tractors, zero turn ride on mowers, walk behind mowers, snow blowers, residential robotic mowers, hand-held outdoor power equipment, garden tools, and parts and accessories to professionals and consumers under the DEWALT®, CRAFTSMAN®, CUB CADET®, BLACK+DECKER®, and HUSTLER® brand names.
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
Industrial
The Industrial segment is comprised of the Engineered Fastening business and the Infrastructure business prior to its sale in April 2024. Annual revenues in the Industrial segment, inclusive of the Infrastructure business through the date of sale, were $2.1 billion in 2024, representing 13% of the Company’s total revenues.
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
Other Information
Competition
The Company competes on the basis of its reputation for innovation and product quality, its well-known brands, its commitment to customer service, its strong customer relationships, the breadth of its product lines focused on core end-user segments, and customer value propositions.
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
Major Customers

A significant portion of the Company’s Tools & Outdoor products are sold to home centers and mass merchants in the U.S. and Europe. A consolidation of retailers both in North America and abroad has occurred over time. While this consolidation and the domestic and international expansion of these large retailers have provided the Company with opportunities for growth, the increasing size and importance of individual customers create a certain degree of exposure to potential sales volume loss. Lowe's accounted for approximately 14%, 14% and 15% of the Company's consolidated net sales in 2024, 2023 and 2022, respectively, while The Home Depot accounted for approximately 14%, 13% and 13% of the Company's consolidated net sales in 2024, 2023 and 2022, respectively. No other customer exceeded 10% of the Company's consolidated net sales in 2024, 2023 or 2022.
Working Capital
The Company continues to practice the operating principles encompassed by Operational Excellence, one element of the supply chain transformation, leveraging the principles of sales and operations planning, operational lean, global supply management, order-to-cash excellence, and upskilling the Company's workforce. The Company aims to develop standardized business processes and system platforms to reduce costs and provide scalability. Working capital turns were 4.9 at the end of 2024, up 0.7 turns from 2023, driven by the Company's continued focus on strategic inventory management and working capital efficiency. The Company plans to continue leveraging Operational Excellence to generate ongoing improvements in working capital turns, cycle times, and customer service levels.
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
Research and Development Costs
Research and development costs, which are classified in Selling, general and administrative ("SG&A"), were $328.8 million, $362.0 million and $357.4 million, or 2.1%, 2.3%, and 2.1% of net sales, for fiscal years 2024, 2023 and 2022, respectively. The 2024 investment reflects a modest decline versus prior year due to the Infrastructure divestiture and more focused spend in the outdoor product line. The Company continues to invest in its innovation model targeting key end-user segments with products designed to deliver against the attributes of productivity, quality and safety, and places an emphasis on electrification.
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
The Company is also subject to various environmental laws and regulations in the U.S. and foreign countries where it has operations. In the normal course of business, the Company is involved in various legal proceedings relating to environmental issues. The Company’s policy is to accrue environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In the event that no amount in the range of probable loss is considered most likely, the minimum loss in the range is accrued. The amount of liability recorded is based on an evaluation of currently available facts with respect to each individual site and includes such factors as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. The liabilities recorded do not take into account any claims for recoveries from insurance or third parties. As assessments and remediation progress at individual sites, the amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. As of December 28, 2024 and December 30, 2023, the Company had reserves of $275.4 million and $124.5 million, respectively, for remediation activities associated with Company-owned properties, as well as for Superfund sites, for losses that are probable and estimable. Of the 2024 amount, $51.4 million is classified as current within Accrued expenses and $224.0 million as long-term within Other liabilities, which is expected to be paid over the estimated remediation period. As of December 28, 2024, the Company has recorded $17.4 million in Other assets related to funding by the Environmental Protection Agency ("EPA") and monies received have been placed in trust in accordance with the Consent Decree associated with the West Coast Loading Corporation ("WCLC") proceedings, as further discussed in Note R, Contingencies, of the Notes to Consolidated Financial Statements in Item 8. Accordingly, the Company's net cash obligation as of December 28, 2024 associated with the aforementioned remediation activities is $258.0 million. As of December 28, 2024, the range of environmental remediation costs that is reasonably possible is $191.5 million to $408.1 million, which is subject to change in the near term. The Company may be liable for environmental remediation of sites it no longer owns. Liabilities have been recorded on those sites in accordance with the Company's policy.
The amount recorded for identified contingent liabilities is based on estimates. Amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. Actual costs to be incurred in future periods may vary from the estimates, given the inherent uncertainties in evaluating certain exposures. Subject to the imprecision in estimating future contingent liability costs, the Company does not expect that any sum it may have to pay in connection with these matters in excess of the amounts recorded will have a materially adverse effect on its financial position, results of operations or liquidity. Additional information regarding environmental matters is available in Note R, Contingencies, of the Notes to Consolidated Financial Statements in Item 8.
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
Human Capital Management
The Company has a strategic vision to grow as an employer of choice with leading market positions in each of its major categories. The Company’s human capital management fuels every part of the path to this vision, supporting long-term growth. It begins with its Purpose (why we do what we do), Values (intrinsically what we prioritize), Leadership Behaviors (how we lead), Focus Forward Priorities (what we work on), Operating Model (how we work), and Key Performance Indicators (how we measure success).
To achieve this vision, the Company will continue to focus intently on its Focus Forward strategy, which details the long-term focus areas that will guide the journey forward. The priorities and core focus areas include a strong foundation of attracting, developing and retaining talent, building organizational capabilities, and evolving the Company's culture. The People & Culture pillar of this strategy is something that everyone is responsible for – especially people managers.
To drive this focus and build a workforce that can execute its Focus Forward strategy, the Company introduced a new People goal. The objective is focused on attracting, developing and retaining the workforce of the future with top talent across the Company, so that it can serve its customers and end users with best-in-class brands and innovation. To do this, the Company strives to create an environment that drives increased employee engagement.

As of December 28, 2024, the Company had approximately 48,500 employees in 60 countries. Approximately 33% of total employees were employed in the U.S. In addition, the Company had approximately 8,100 temporary contractors globally, primarily in operations. The employee workforce is comprised of approximately 69% hourly-paid employees, principally in manufacturing and distribution centers, and 31% salaried employees.
As of December 28, 2024, there were approximately 900 U.S. employees covered by collective bargaining agreements dispersed among 8 different local labor unions, and a majority of European employees are represented by Works Councils. Three U.S. collective bargaining agreements are scheduled for renegotiation in the next 12 months. The Company strives to maintain a positive relationship with all its employees, as well as the unions and Works Councils representing them, where applicable.
Talent Attraction, Development, and Retention
Attraction
In 2024, the Company continued to invest in developing a global talent acquisition center of excellence, building on the work started in 2022 within the regions to better focus on skill shortages locally, while providing a consistent, candidate experience. Additionally, the Company continues to work with a dedicated focus on improving the candidate experience, from attraction through onboarding to enhance the ease of application for job seekers. The Company plans to continue this work through 2025. The Company also commenced work to develop an Employee Value Proposition and Employer Brand to help articulate Company values and culture to potential candidates in the attraction process. This work is expected to continue into 2025.
Development
Talent development is a key enabler of the People & Culture pillar of the Company's Focus Forward strategy. A foundation of development includes clearly defined goals and performance feedback. The annual performance feedback process has been simplified and encourages both self-reflection and leader feedback against goals to support ongoing development. The new process started in the fourth quarter of 2023 and was implemented in 2024. This shift is designed to ultimately improve leader and employee feedback skills and facilitate a continuous cycle of feedback and employee development, enabling employees to grow and develop while enhancing their overall experience.
Lifelong learning is supported through a combination of the Company's internal human capital management system and external third-party providers. Central to meeting customer and end-user needs are skilled operations professionals working in the Company's manufacturing and distribution facilities. The Company has invested in its hourly operations workforce with dedicated enablement programs focused on upskilling initiatives and future career opportunities, as well as job-specific training. Through digital learning technology, the Company delivers on-demand visual training on how to get things done right. This powerful efficiency tool has expanded from the factory floor and is being integrated into onboarding and mandatory safety training, helping the Company’s operations employees learn outside of the classroom and increasing uptake for on-the-job training. In 2024, the program had over 5,000 published knowledge videos with approximately 89,000 views.
The Company’s leadership development is anchored in values that highlight important attributes like agility, integrity, and accountability. To further development, the Company has embarked on a robust leadership talent review process and has invested in a 360-assessment process and dedicated coaching for many of its leaders. These practices provide valuable feedback and insights to leaders on their strengths and opportunities, as well as offer information on enterprise talent strength to help further shape leadership development. In 2024, the Company strove to advance leadership capability anchored to its values and priorities with the launch of a new in-person manager training for over 2,000 leaders globally.
In 2025, the Company plans to continue to evolve its Leadership and Development framework by developing enterprise-wide training and development experiences at all levels. This framework will focus on accelerating the development of the Company’s current and future leaders and building competencies in all employees to further its Focus Forward strategy.
Retention
The Company monitors organizational health through a variety of channels including employee engagement surveys, town halls, roundtables, listening sessions, and an internal communications platform. The Company recently improved its Human Capital Management tool which will enable the Company’s Human Resources data team to continuously share new metrics, reports and dashboards related to headcount, hiring, and retention to provide value-driven insight from people data.
Total Rewards and Employee Well-being
Total Rewards programs consist of compensation, benefits, recognition, and well-being programs. Program designs incorporate both global and country-specific considerations to effectively attract, retain, and reward employees. The Company’s portfolio of programs is designed to deliver market-competitive remuneration aligned with shareholder interests and supports internal talent objectives. In addition to standard compensation and benefits packages, a sizable portion of managers and select individual contributors are eligible to earn annual incentive payouts contingent on the achievement of business objectives, and employees are generally eligible for special recognition awards.
The Company is committed to fostering a culture of holistic well-being, recognizing that employees who thrive individually are best equipped to achieve sustainable high performance and contribute positively to the Company culture. The Company’s comprehensive approach incorporates multiple dimensions of well-being, including mental and emotional health, physical health, occupational satisfaction, financial stability, and social connections.
Grow the Trades Program
Through its “Grow the Trades” program, the Company has maintained its commitment to reducing the tradesperson deficit and continues to invest in education and upskilling programs for skilled trades through strategic partnerships with non-profits across the regions in which it operates.
The Company believes that the increase in demand for tradespeople —driven, in part, by investments in infrastructure, an increased need for additional housing, and a shortage of trained craftspeople—is creating a significant influx of opportunities for individuals coming into the skilled trades. Against this backdrop, the Company has advanced initiatives designed to provide both new and experienced workers with the necessary training, products, and solutions they need to succeed in the industry. This includes facilitating networking, education, and support initiatives for specialized trade skills in pipe, mechanical, concrete, finishing and electrical.
Since the Company introduced its goal to invest $30 million over 5 years (by 2027) into programs that train tradespeople, it has invested over $19 million, which includes a mix of its hand and power tools as well as financial support. These investments are increasingly directed to organizations that serve the Company’s priority trades in its priority markets, representing its core end users.
The Company is also providing resources to improve accessibility of the trades to underserved populations, and in 2024, the Company provided scholarships to students pursuing secondary education aligned with its business priorities. Through the Stanley Black & Decker Leadership Scholarship, the Company awarded scholarships to high school and college scholars, affording them with access to expanded experiential learning beyond their classrooms and enabling them to pursue their education while working to achieve their leadership and academic aspirations in business, technology, and STEM fields. Through the DEWALT Trades Scholarship program, the Company provided scholarships to individuals attending a two-year college or vocational-technical school who are pursuing a trade degree/certificate in fields aligned with the Company's end markets.
The Company is committed to addressing the trade skills gap and investing in communities that support education and training programs for local tradespeople.
Environment, Health and Safety
The Company’s Environmental, Health and Safety (“EHS”) Management System describes the core elements of EHS responsibility and accountability, including policies and procedures that are referenced to global standards and in alignment with the Company’s Code of Business Ethics, applicable laws, and site needs. In 2023 and 2024, the Company reinforced EHS as a key priority that applies to employees and operating locations worldwide, including manufacturing facilities, distribution centers, warehouses, laboratories, field service centers, retail locations, office locations and mobile units, as well as to the Company's subsidiaries. The Company drove several improvement efforts including an update of its EHS Management System to better align with its current organization. This enabled the Company to continue shifting from reactive to more proactive in risk recognition, assessment, and mitigation at all levels. Legal requirements and responses may vary in the different countries and local jurisdictions in which the Company’s facilities are located. The Corporate EHS team develops technical and effective capabilities to enable strong performance at the Company’s sites.
Governance and Oversight
The Chief Executive Officer ("CEO") and the management Executive Committee are entrusted with developing and advancing the Company’s human capital strategy which is reviewed annually with periodic updates on progress with the Compensation & Talent Development Committee and the entire Board. The Chief Human Resources Officer (“CHRO”), who reports directly to the CEO, is charged with the development and stewardship of this strategy on an enterprise-wide basis. This incorporates a broad range of dimensions, including culture, values, labor and employee relations, leadership expectations and capabilities, talent development, performance management, and total rewards. Each year, the Company conducts an extensive talent review with its CEO in which the leadership team, key talent, and succession plans are reviewed. Afterward, the CEO or CHRO leads a talent review with the Compensation & Talent Development Committee, which provides strategic oversight and direction regarding the talent development process, as well as with the entire membership of the Board, at least annually.
Refer to the caption "Information About Our Executive Officers" in Part 1 of this Annual Report on Form 10-K and Item 10. Directors, Executive Officers and Corporate Governance of the Registrant in Part III of this Annual Report on Form 10-K for additional information regarding the Company's Executive Officers.
Code of Business Ethics and Workplace Harassment Prevention training, among others, are provided to employees and the content is regularly reviewed and updated. Employees have access to the Integrity Helpline where support, guidance and resources are available. Employees are encouraged to raise any concerns through multiple channels, including through the confidential Integrity Helpline, without fear of retaliation or retribution.
Available Information
The Company’s website is located at https://www.stanleyblackanddecker.com. This URL is intended to be an inactive textual reference only. It is not intended to be an active hyperlink to the Company's website. Additionally, this Annual Report on Form 10-K includes several website addresses and references to additional materials found on those websites. These websites and materials, including the information on the Company's website that may be referenced in this Annual Report on Form 10-K, is provided for convenience only and is not intended to be part of this Annual Report on Form 10-K and is not incorporated into this report by reference. The Company makes its Forms 10-K, 10-Q, 8-K and amendments to each available free of charge on its website as soon as reasonably practicable after filing them with, or furnishing them to, the U.S. Securities and Exchange Commission ("SEC").

ITEM 1A. RISK FACTORS

The Company’s business, operations and financial condition are subject to various risks and uncertainties. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including those risks set forth under the heading entitled "Cautionary Statement Concerning Forward-Looking Statements" in Item 7, and in other documents that the Company files with, or furnishes to, the SEC, before making any investment decision with respect to its securities. If any of the risks or uncertainties actually occur or develop, the Company’s business, financial condition, results of operations and future growth prospects could change. Under these circumstances, the trading prices of the Company’s securities could decline, and you could lose all or part of your investment in the Company’s securities.

Business and Operational Risks

The Company’s business is subject to risks associated with sourcing, manufacturing and maintaining appropriate inventory levels.

The Company imports large quantities of finished goods, component parts and raw materials. Lead times for these items vary significantly and may be further impacted by global shortages of critical components. Global trade and supply chain constraints in the wake of geopolitical tensions and conflicts have adversely impacted, and could adversely impact again, the availability, pricing and lead times for products, component parts and raw materials and thus negatively impact the Company’s results of operations. Specifically, the Company sources materials from South Korea, China and Taiwan, and any future tensions or conflicts in such regions could cause material disruptions in the Company's supply chain which could, in turn, cause product shortages, delays in delivery and/or increases in the Company's cost incurred to produce and deliver products to its customers. Other potential consequences arising from the further escalation of conflicts and global geopolitical tensions cannot be predicted.

In addition, the Company’s ability to import these items in a timely and cost-effective manner may be affected by conditions at ports or issues that otherwise affect transportation and warehousing providers, such as fluctuations in freight costs, port and shipping capacity, labor disputes and shortages, severe weather, or increased homeland security requirements in the U.S. and other countries. These issues have delayed, and could delay in the future, importation of products or require the Company to locate alternative ports or warehousing providers to avoid disruption to customers. These alternatives may not be available on short notice or could result in higher transit costs, which could have an adverse impact on the Company’s business, results of operations, and financial condition.

The Company also relies on its ability to maintain inventory levels appropriate to meet consumer and customer demand. The Company is focused on optimizing inventory levels via improved supply chain conditions and strategic inventory management. Any failure to optimize inventory levels or otherwise maintain appropriate inventory levels to meet consumer and customer demand, may expose the Company to risks of excess inventory and less marketable or obsolete inventory and could require the Company to sell excess or obsolete inventory at a discount, which could result in inventory write-offs that would negatively impact the Company’s results of operations.

The Company also relies on its suppliers to provide high quality products and to comply with applicable laws. The Company’s ability to find qualified suppliers who meet its standards, and supply products in a timely, cost-effective and efficient manner is a significant challenge with the increasing demand from customers, especially with respect to goods sourced from non-U.S. suppliers. A supplier’s failure to meet the Company’s standards, provide products in a timely, cost-effective and efficient manner, or comply with applicable laws is beyond the Company’s control. These issues could have a material negative impact on the Company's business and profitability. Poor quality or an insecure supply chain may also adversely affect the reliability and reputation of the Company. For certain products, the Company may rely on one or very few suppliers, which may limit the Company’s ability to expeditiously source alternatives.

The Company’s business is subject to risks associated with the global trade environment, including customs and trade regulations, tariffs, quotas, import taxes and international trade agreements.

Substantially all of the Company's import operations are subject to customs requirements, trade restrictions and protection measures, and to tariffs, quotas and taxes on imports set by governments through mutual agreements, bilateral actions or, in some cases unilateral action, such as tariffs implemented by the U.S. government under Section 301 of the Trade Act of 1974. In addition, the countries in which the Company’s products and materials are manufactured or imported from (including importation into the U.S. of the Company's products manufactured overseas) may from time to time impose additional quotas, duties, tariffs or other restrictions on its imports (including restrictions on manufacturing operations) or adversely modify existing restrictions. Adverse changes in the Company’s import costs and restrictions, or failure by the Company’s suppliers to comply with customs regulations or similar laws, could harm the Company’s business.

Changes in governmental policy regarding international trade, including import and export regulation, sanctions, and international trade agreements, have negatively impacted the Company’s business. Similar U.S. actions involving China, Mexico or other countries, and any corresponding retaliatory efforts, could be adopted or modified with little or no advanced notice, result in disruption to the Company's supply chain and an increase in supply chain costs that the Company may not be able to accurately assess and offset, which could in turn require the Company to increase its prices and, in the event customer demand declines as a result, adversely impact the Company’s results of operations. For example, in 2018 the U.S. imposed tariffs on steel and aluminum as well as on goods imported from China and certain other countries, which resulted in retaliatory tariffs by China and other countries. Diplomatic and trade tensions between the U.S. and China remain high. Existing tariffs remain in effect and there is a possibility of further escalation of trade tensions or additional trade restrictions.

Certain of the Company’s competitors may be better positioned than the Company to withstand or react to these kinds of changes and other restrictions on global trade and as a result the Company could lose market share to such competitors. While the Company may be able to expand or shift sourcing options, such efforts are time consuming and would be difficult or impracticable for many products and may result in an increase in its manufacturing costs.

The Company’s operations are also subject to the effects of international trade agreements and regulations such as the United States-Mexico-Canada Agreement, and the activities and regulations of the World Trade Organization. Although these trade agreements generally have, and the Company has benefited from, positive effects on trade liberalization, sourcing flexibility and cost of goods by reducing or eliminating the duties and/or quotas assessed on products manufactured in a particular country, trade agreements, however, can also impose requirements that adversely affect the Company’s business, such as setting quotas on products that may be imported from a particular country into key markets including the U.S. or the European Union ("EU"), or making it easier for other companies to compete, by eliminating restrictions on products from countries where the Company’s competitors source products.

The Company cannot predict if, and to what extent, other countries in which its products are currently manufactured or will be manufactured in the future, or countries into which its products are imported, will be subject to, or implement, additional or increased tariffs, new trade restrictions or other changes to existing international trade agreements, the impact of which the Company may not be able to accurately assess or effectively mitigate and any of which could have a material adverse impact on its business. In addition, efforts to withdraw from, or substantially modify, such agreements or arrangements, in addition to the implementation of more restrictive trade policies, such as more detailed inspections, import or export licensing requirements and exchange controls or new barriers to entry, could limit the Company’s ability to capitalize on current and future growth opportunities in international markets, impair its ability to expand the business by offering new products, and could adversely impact its production costs, customer demand and relationships with customers and suppliers. Any of these consequences could have a material adverse effect on the Company’s results of operations, financial condition and cash flows.

Changes in customer or end-user preferences, the inability to maintain mutually beneficial relationships with large customers, inventory reductions by customers, and the inability to penetrate new channels of distribution could adversely affect the Company’s business.

The Company has certain significant customers, particularly home centers and major retailers. In 2024, the two largest customers comprised approximately 28% of consolidated net sales, with U.S. and international mass merchants and home centers collectively comprising approximately 43% of consolidated net sales. The loss or material reduction of business, the lack of success of sales initiatives, or changes in customer or end-user preferences or loyalties for the Company’s products, related to any such significant customer could have a material adverse impact on the Company’s results of operations and cash flows. In addition, the Company’s major customers are volume purchasers, a few of which are much larger than the Company, and have strong bargaining power with suppliers. This factor limits the ability to recover cost increases through higher selling prices. Furthermore, unanticipated inventory adjustments by these customers can have a negative impact on the Company's net sales.

In times of tough economic conditions, the Company has experienced significant distributor inventory corrections reflecting de-stocking of the supply chain associated with difficult credit markets. Such distributor de-stocking exacerbated sales volume declines pertaining to weak end-user demand and the broader economic recession. The Company’s results may be adversely impacted in future periods by such customer inventory adjustments. Further, the inability to continue to penetrate new channels of distribution may have a negative impact on the Company’s future results.

The Company faces active global competition and if it does not compete effectively, its business may suffer.

The Company faces active competition and resulting pricing pressures. The Company’s products compete on the basis of, among other things, its reputation for product quality, its well-known brands, price, performance, innovation and customer service capabilities. The Company competes with both larger and smaller companies that offer the same or similar products and services or that produce different products appropriate for the same uses. These companies, especially those with global footprints and low-cost sources of supply, vertically integrated business models and/or highly protected home countries outside the United States, may have lower labor and other production costs than the Company. Also, certain large customers offer house brands that compete with some of the Company’s product offerings as a lower-cost alternative. To remain profitable and maintain or grow market share, the Company must maintain a competitive cost structure, develop new products and services, lead product innovation, successfully execute its platform design innovation efforts, respond to competitor innovations and enhance its existing products in a timely manner. The Company also competes for labor, particularly in its manufacturing facilities, which can drive higher labor costs and adversely impact its ability to efficiently operate. Any failure to attract and retain employees at the Company’s manufacturing facilities or in other parts of the Company’s operations may adversely affect its business and ability to meet customer demand, which in turn could adversely affect the Company’s liquidity and results of operations. The Company may not be able to compete effectively on all of these fronts and with all of its competitors, and the failure to do so could have a material adverse effect on its sales and profits.

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

A significant portion of the Company’s products are sold through home centers and mass merchant distribution channels in the U.S. and Europe. A consolidation of retailers in both North America and abroad has occurred over time and the increasing size and importance of individual customers creates risk of exposure to potential volume or profitability loss. The loss of certain larger home centers as customers would have a material adverse effect on the Company’s business.

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

The Company's future growth rate depends upon a number of factors, including its ability to (i) identify and evolve with emerging technological and broader industry trends in its target end-markets, including, but not limited to, artificial intelligence and machine learning; (ii) defend its market share against an ever-expanding number of competitors, including many new and non-traditional competitors; (iii) monitor disruptive technologies and business models; and (iv) attract, develop, and retain individuals with the requisite technical expertise and understanding of customers’ needs to develop new technologies and introduce new products.

To remain competitive, the Company will need to stay abreast of new technologies, require its employees to continue to learn and adapt to new technologies and be able to integrate them into current and future business models, products, services and processes, comply with evolving regulatory and operational requirements concerning the use of emerging technologies and also guard against existing and new competitors disrupting the marketplace using such technologies. For example, changing market trends, such as increased consumer demand for energy efficient products and technologies in response, in part, to climate change, require the Company to develop and adopt new innovations focused on electrification. The Company may not adequately meet these demands or develop and adapt to the applicable new technologies focused on electrification, which could adversely affect the Company’s reputation and the consumer and customer demand for the Company’s products. The failure of the Company's technologies or products to gain market acceptance due to more attractive offerings by its competitors or the failure to address any of the above factors could negatively impact revenues and adversely affect its competitive standing and prospects.

The Company has significant operations outside of the U.S., which are subject to political, legal, economic and other risks arising from international operations.

The Company has significant operations outside of the U.S. Such business operations are subject to political, legal, economic and other risks inherent in operating internationally, such as:

•the difficulty of enforcing agreements and protecting assets through legal systems outside the U.S. including intellectual property rights, which may not be recognized, and which the Company may not be able to protect outside the U.S. to the same extent as under U.S. law;
•managing widespread operations and enforcing internal controls, policies and procedures designed to deter prohibited practices under U.S. and foreign anti-bribery, anti-corruption, and anti-money laundering regulations and sanctions, such as the U.S. Foreign Corrupt Practices Act of 1977 and the UK Bribery Act of 2010;
•import or export licensing requirements and controls and economic and trade sanctions administered by the Office of Foreign Assets Control;
•the application of certain labor regulations outside of the U.S.;
•compliance with a wide variety of complex and evolving non-U.S. laws and regulations, which may conflict with U.S. laws and regulations or those of other countries;

•instability or changes in the general political and economic conditions in the countries where the Company operates (such as the conflicts between Russia and Ukraine, and in the Middle East and tensions in South Korea, China and Taiwan);
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

Changes in the political or economic environments in the countries in which the Company operates or violations or perceived violations of the laws and regulations of such countries could have a material adverse effect on its financial condition, results of operations or cash flows. Additionally, compliance with international and U.S. laws and regulations that apply to the Company’s international operations increases the cost of doing business in foreign jurisdictions. Violations of such laws and regulations may result in severe fines and penalties, criminal sanctions, administrative remedies or restrictions on business conduct, and any such violations, or perceived violations, could have a material adverse effect on the Company’s reputation, its ability to attract and retain employees, and its business, operating results and financial condition.

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

In mid-2022, the Company initiated a supply chain transformation designed to return adjusted gross margins to historical 35%+ levels by improving fill rates and better matching inventory with customer demand. This transformation has involved, and will continue to involve, significant investment from the Company, and the success and anticipated cost savings from this transformation are not assured. Failure to achieve, or delays in achieving, projected levels of efficiencies and cost savings from this transformation and other restructuring or cost reduction actions introduced by the Company, significant increases in the costs related to such actions, or unanticipated inefficiencies resulting from this transformation and other manufacturing and administrative reorganization actions in progress or contemplated, could adversely affect the anticipated cost savings as well as the Company’s reputation and financial position.

A material disruption of the Company's operations, particularly at its manufacturing facilities or within its information technology infrastructure, could adversely affect business.

The Company's facilities, supply chains, distribution systems, and information technology systems are subject to catastrophic loss due to natural disasters or other disruptions, including hurricanes and floods, droughts and water scarcity, power outages, energy shortages, fires, explosions, terrorism or other geopolitical tensions, equipment failures, sabotage, cybersecurity incidents, any potential effects of climate change and adverse weather conditions, labor disputes, critical supply failure, inaccurate downtime forecast, political disruption, public health crises, like a regional or global pandemic such as COVID-19, and other reasons, which has and could again result in undesirable consequences, including financial losses and damaged relationships with customers. The Company employs information technology systems and networks to support the business and relies on them to process, transmit and store electronic information, and to manage or support a variety of business processes and activities. Disruptions to the Company's information technology infrastructure from system failures, shutdowns, power outages, telecommunication or utility failures, cybersecurity incidents, and other events, including disruptions at its cloud computing server, systems and other third party IT service providers, could interfere with its operations, interrupt production and shipments, damage customer and business partner relationships, and negatively impact its reputation.

The effects of extreme weather conditions could also place capacity constraints on the Company’s supply chain. For example, steel and copper are critical to the design of the Company's products and some countries from which steel and copper are sourced, have experienced severe weather. A severe weather event in these countries could cause disruptions in the Company's supply chain which could, in turn, cause product shortages, delays in delivery and/or increases in the Company's cost to produce and deliver products to its customers.

If the Company were required to write-down all or part of its goodwill, indefinite-lived trade names, or other definite-lived intangible assets, its net income and net worth could be materially adversely affected.

As of December 28, 2024, the Company has approximately $7.9 billion of goodwill, approximately $2.3 billion of indefinite-lived trade names and approximately $1.4 billion of net definite-lived intangible assets. The Company is required to periodically, at least annually, determine if its goodwill or indefinite-lived trade names have become impaired, in which case it would write down the impaired portion of the asset. The definite-lived intangible assets, including customer relationships, are amortized over their estimated useful lives and are evaluated for impairment when appropriate. Impairment of intangible assets may be triggered by developments outside of the Company’s control, such as worsening economic conditions, technological change, intensified competition or other factors, which could have an adverse effect on the Company’s financial condition and results of operations. During 2024, the Company recorded impairment charges of $72.4 million, comprised of $41.0 million related to the Lenox trade name, $25.5 million related to the Infrastructure business, and $5.9 million related to a small business in the Industrial segment. During 2023, the Company recorded impairment charges of $274.8 million, comprised of $124.0 million related to the Irwin and Troy-Bilt trade names and $150.8 million related to the Infrastructure business. During 2022, the Company recorded an impairment charge of $168.4 million related to the Oil & Gas business. Refer to Note E, Goodwill and Intangible Assets, for additional information on the trade name impairments. Refer to Note S, Divestitures, for additional information on the 2024 divestiture of the Infrastructure business and the 2022 divestiture of the Oil & Gas business.

Strategic Risks

The successful execution of the Company’s business strategy depends on its ability to recruit, retain, train, motivate, and develop employees and execute effective succession planning.

The Company’s business success depends, in part, on the contributions and abilities of key executives and management personnel, its sales force and other personnel, including the ability of its sales force to adapt to any changes made in the sales organization and achieve adequate customer coverage. The failure to recruit, retain, develop, engage, and motivate qualified management, sales and other personnel and successfully execute organizational change and management transitions at leadership levels could adversely impact the Company’s reputation, business, results of operations and financial condition.

A shortage of key employees, whether as a result of difficulty in recruiting, insufficient training or employee turnover, might jeopardize the Company’s ability to implement its business strategy, and changes in the key management team can result in loss of continuity, loss of accumulated knowledge, decreased morale, departure of other key employees, disruptions to the Company’s operations and inefficiency during transitional periods.

The Company’s acquisitions, exiting of businesses, divestitures, strategic investments and alliances and joint ventures, as well as general business reorganizations, may result in financial results that are different than expected and certain risks for its business and operations.

As part of the Company's strategy, it may acquire businesses or assets, divest businesses or assets, enter into strategic alliances and joint ventures, and make similar investments to further its business.

Risks associated with such transactions include the following, any of which could adversely affect the Company's financial results, including its effective tax rate:
•the failure to identify the most suitable target candidates for acquisitions and to close on such acquisitions within desired time frames, at a reasonable cost and on desirable terms;
•difficulty in finding buyers or alternative exit strategies in connection with divestitures in a timely manner, and on price and terms that are acceptable to the Company;
•the ability to conduct and evaluate the results of due diligence with respect to acquisitions and investment transactions, including the failure to identify significant issues with a target company’s product quality, financial disclosures, accounting practices or internal control deficiencies; or the failure to identify, or accurately assess the risks of, historical practices of target companies that would create liability or other exposures for the Company if they continue post-completion or as a result of successor liability;
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
•the impact of divestitures on the Company's revenue growth and profitability may be larger than projected, as the Company may experience greater dis-synergies than expected;
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
•continued post-closing involvement in a divested business, such as through continuing equity ownership, guarantees, indemnities and other financial obligations, or transition services arrangements;
•increased volatility and market vulnerability because of a more focused portfolio following completion of divestitures and investment transactions; and
•the loss of key personnel, distributors, clients or customers of acquired companies and difficulty in maintaining employee morale.

In addition, the current and proposed changes to the U.S. and foreign regulatory approval process and requirements in connection with an acquisition or divestiture may jeopardize, delay or reduce the anticipated benefits of the transaction to the Company. Failure to effectively integrate acquired companies, strategic investments and alliances, consummate or manage any future acquisitions, divestitures, or general business reorganizations, may adversely affect the Company’s existing businesses and harm its operational results due to large write-offs, significant restructuring costs, contingent liabilities, substantial depreciation, and/or adverse tax or other consequences. The Company cannot ensure that such integrations and reorganizations will be successfully completed or that all of the planned synergies and other benefits will be realized.

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

The Company generates approximately 38% of its revenues outside the U.S., including 16% from Europe and 13% from various emerging market countries. Each of the Company’s segments generates sales in these marketplaces. While the Company believes any volatility in the European or emerging marketplaces might be offset to some degree by the relative stability in North America, the Company’s future growth, profitability and financial liquidity could be affected, in several ways, including, but not limited to, the following:

•depressed consumer and business confidence may decrease demand for products and services;
•customers may implement cost reduction initiatives or delay purchases to address inventory levels;
•significant declines in foreign currency values in countries where the Company operates could impact both the revenue growth and overall profitability in those geographies;
•a devaluation of foreign currencies could have an effect on the creditworthiness (as well as the availability of funds) of customers in those regions impacting the collectability of receivables;

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

Negative economic conditions and outlooks in the markets the Company serves may weaken demand for the Company’s products.

Demand for the Company’s products depends, in part, on the general economic conditions affecting the industries and markets in which it does business, including, but not limited to, construction and housing, general industrial, automotive, aerospace and outdoor, and can be significantly reduced in an economic environment characterized by high unemployment, high interest rates, cautious consumer spending, inflation, lower corporate earnings, and lower business investment. From time to time, the Company has been adversely impacted by negative economic conditions within the markets it serves, including labor and raw material shortages, inflation, high interest rates and declines in consumer confidence and housing demand. Any decrease in demand for the Company’s products as a result of these and other negative economic factors may have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations and its ability to execute capital allocation plans, fund capital expenditures and investments, pay dividends and meet debt obligations and other liabilities.

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

The Company sources many products from China and other low-cost countries for resale in other regions. The Company may experience cost increases on such purchases and increases to its costs of goods sold to the extent the RMB or other currencies appreciate, or other foreign currency changes occur. The Company may not be successful at implementing customer pricing or other actions in an effort to mitigate the related cost increases and thus its profitability may be adversely impacted.

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

As described in Note G, Long-Term Debt and Financing Arrangements, of the Notes to Consolidated Financial Statements in Item 8, the Company has a five-year $2.25 billion committed credit facility and a $1.25 billion syndicated 364-day credit agreement. No amounts were outstanding against any of these facilities on December 28, 2024. As of December 28, 2024, the Company had $6.2 billion principal amount of indebtedness.

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

The Company has an interest coverage covenant in each of its 364-day credit agreement and five-year credit agreement that must be maintained to permit continued access to its committed credit facilities. The interest coverage ratio tested for covenant compliance compares adjusted Earnings Before Interest, Taxes, Depreciation and Amortization to adjusted net Interest Expense ("Adjusted EBITDA"/"Adjusted Net Interest Expense").

The Company must maintain, for each period of four consecutive fiscal quarters of the Company, an interest coverage ratio of not less than 3.50 to 1.00, provided that the Company is only required to maintain an interest coverage ratio of not less than (i) 1.50 to 1.00 for any four fiscal quarter period ending on or before the end of the Company’s second fiscal quarter of 2024, and (ii) 2.50 to 1.00 for any four fiscal quarter period ending after the Company’s second fiscal quarter of 2024 through and including the Company’s second fiscal quarter of 2025. For purposes of calculating the Company’s compliance with the interest coverage ratio, as defined in each credit agreement, the Company is permitted to increase EBITDA to allow for additional adjustment addbacks incurred prior to the end of the Company’s second fiscal quarter of 2025, provided that (A) the sum of the applicable adjustment addbacks incurred through and including the Company’s second fiscal quarter of 2024 may not exceed $500 million in the aggregate, and (B) the sum of the applicable adjustment addbacks incurred from the Company’s third fiscal quarter of 2024 through and including the Company’s second fiscal quarter of 2025 may not exceed $250 million in the aggregate; provided, further, that the sum of the applicable adjustment addbacks for any four consecutive fiscal quarter period may not exceed $500 million in the aggregate.

The Company was compliant with its debt covenant requirements during its 2024 fiscal year. Management does not believe it is reasonably likely the Company will breach this covenant. Failure to maintain these ratios could adversely affect further access to liquidity.

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

The Company’s long-term growth plans are dependent on, among other things, the availability of funding to support corporate initiatives and the ability to increase sales of existing product lines. While the Company has not encountered financing difficulties to date, the capital and credit markets have experienced extreme volatility and disruption in the past and may again in the future. Market conditions could make it more difficult for the Company to borrow or otherwise obtain the cash required for significant new corporate initiatives. Additionally, the Company’s business could be adversely affected if its customers, suppliers or financial institutions experience difficulty accessing capital markets in order to fulfill their commitments to the Company.

Furthermore, there could be a number of follow-on effects from a credit crisis on the Company’s businesses, including insolvency of key suppliers resulting in product delays, inability of customers to obtain credit to finance purchases of the Company’s products and services and/or customer insolvencies.

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

The Company sponsors pension and other post-retirement defined benefit plans. The Company’s defined benefit plan assets are currently invested in equity securities, government and corporate bonds and other fixed income securities, money market instruments and insurance contracts. The Company’s funding policy is generally to contribute amounts determined annually on an actuarial basis to provide for current and future benefits in accordance with applicable law which require, among other things, that the Company make cash contributions to under-funded pension plans. During 2024, the Company made cash contributions to its defined benefit plans of approximately $41 million and expects to contribute approximately $30 million to its pension and other post-retirement benefit plans in 2025.

There can be no assurance that the value of the defined benefit plan assets, or the investment returns on those plan assets, will be sufficient in the future. It is therefore possible that the Company may be required to make higher cash contributions to the plans in future years which would reduce the cash available for other business purposes, and that the Company will have to recognize a significant pension liability adjustment which would decrease the net assets of the Company and result in higher expense in future years. The fair value of the defined benefit plan assets on December 28, 2024 was approximately $1.7 billion.

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

The Company’s trademarks have a reputation for quality and value and are important to the Company's success and competitive position. Unauthorized use of the Company’s trademark rights may not only erode sales of the Company’s products but may also cause significant damage to its brand name and reputation, interfere with its ability to effectively represent the Company to its customers, contractors, suppliers, and/or licensees, and increase litigation costs. Similarly, failure by licensees or vendors to adhere to the Company’s standards of quality and other contractual requirements could result in loss of revenue, increased litigation, and/or damage to the Company’s reputation and business. There can be no assurance that the Company’s ongoing efforts to protect its brand and trademark rights and ensure compliance with its licensing and vendor agreements will prevent all violations.

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

The Company’s information systems and data may be vulnerable to cybersecurity threats and incidents which can include uncoordinated individual attempts to gain unauthorized access to information technology ("IT") systems, sophisticated and targeted measures known as advanced persistent threats, breaches due to human error, malfeasance, or other cybersecurity incidents directed at the Company, its products, services and technologies, including those leveraging “Internet of Things” or generative artificial intelligence capabilities, its customers and/or its third-party service providers, including cloud providers. New vulnerabilities may be introduced as cybersecurity threats continue to evolve and if the Company or its third-party vendors increase their use of, or reliance on, emerging technologies, such as generative artificial intelligence and machine learning. The Company deploys measures which it believes leverage industry accepted frameworks to deter, prevent, detect, respond to, and mitigate cybersecurity threats. The Company has invested and continues to invest in risk management and information security and data privacy measures it believes are appropriate to protect its systems and data, including employee and critical service provider training, organizational investments, incident response plans, tabletop exercises, technical defenses and defensive product software designs. The cost and operational consequences of implementing, maintaining and enhancing these measures could increase significantly to overcome increasingly intense, complex, and sophisticated cybersecurity threats.

Despite these efforts, cybersecurity incidents (against the Company or parties with whom the Company contracts), depending on their nature and scope, could potentially result in the misappropriation, disclosure, destruction, corruption or unavailability of critical data and confidential or proprietary information (the Company's or that of third parties) and the disruption of business operations. Additionally, it is possible for security vulnerabilities or a cybersecurity threat to remain undetected for an extended time period, and the prioritization of decisions with respect to security measures and remediation of known vulnerabilities undertaken by the Company, and the vendors and other third parties upon which it relies, may be inadequate to protect against or fully mitigate cybersecurity threats. The potential consequences of a material cybersecurity incident and its effects include financial loss, reputational damage, litigation with third parties, theft of intellectual property, fines levied by both U.S. and international government agencies, diminution in the value of the Company's investment in research, development and engineering, and increased cybersecurity protection and remediation costs due to the increasing sophistication and proliferation of threats, which in turn could adversely affect the Company's competitiveness and results of operations. Any of the foregoing can be exacerbated by a delay or failure to detect a cybersecurity incident or the full extent of such incident.

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

The Company is exposed to risks related to compliance with data privacy and governance laws.

To conduct its operations, the Company regularly collects, stores, and processes data across national borders, and consequently is subject to a variety of continuously evolving and developing laws and regulations in the U.S. and abroad regarding privacy, data governance and data security. The scope of the laws that may be applicable to the Company is often uncertain and may be conflicting, particularly with respect to foreign laws. For example, lawmaking bodies within the EU, United Kingdom, China and India have increased their jurisdictional reach and added a broad array of requirements for handling personal data and product data, including the public disclosure of significant data breaches. Similarly, in the U.S., state-specific privacy regulations have created and continue to create new industry requirements, consumer privacy rights and enforcement mechanisms. The Company's reputation and brand and its ability to attract new customers could also be adversely impacted if the Company fails, or is perceived to have failed, to properly respond to breaches or other privacy concerns (even if unfounded) resulting from its management of consumer data or of its third party’s information technology systems. Such failure to properly respond could also result in similar exposure to liability.

Additionally, other countries have enacted or are enacting data localization laws that require data to stay within their borders. In many cases, these laws and regulations apply not only to transfers between unrelated third parties but also to transfers between the Company and its subsidiaries.

All of these evolving compliance and operational requirements impose significant costs that are likely to increase over time. Privacy laws that may be implemented in the future, laws regarding product data and generative artificial intelligence, and court decisions impacting activities across borders, may require changes to certain business practices, thereby increasing costs and operational complexity, or may result in negative publicity, require significant management time and attention, and may subject the Company to remedies that may harm its business, including fines or demands or orders that the Company modify or cease existing business practices.

Significant judgment and certain estimates are required in determining the Company’s worldwide provision for income taxes. Future tax law changes and audit results may materially increase the Company’s prospective income tax expense.

The Company is subject to income taxation in the U.S. as well as numerous foreign jurisdictions. Significant judgment is required in determining the Company’s worldwide income tax provision and accordingly there are many transactions and computations for which the final income tax determination is uncertain. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments, and which may not accurately anticipate actual outcomes. The Company periodically assesses its liabilities and contingencies for all tax years still subject to audit based on the most currently available information, which involves inherent uncertainty. The Company is routinely audited by income tax authorities in many tax jurisdictions. Although management believes the recorded tax estimates are reasonable, the ultimate outcome of any audit (or related litigation) could differ materially from amounts reflected in the Company’s income tax accruals. Additionally, the global income tax provision can be materially impacted due to foreign currency fluctuations against the U.S. dollar since a significant amount of the Company’s earnings are generated outside the U.S. Lastly, it is possible that future income tax legislation or changes to existing legislation may be enacted that could have a material impact on the Company’s worldwide income tax provision, cash tax liability, and effective tax rate beginning with the period that such legislation becomes enacted. For instance, the Organization for Economic Cooperation and Development has enacted model rules for a new global minimum tax framework applicable to multi-national corporations, and various governments have enacted, or are in the process of enacting, legislation implementing all or part of these rules.

Environmental legislation or regulations and changing market trends in response to climate change and other environmental related concerns may adversely affect the Company's business.

There continues to be a lack of consistent environmental and climate related legislation and regulation, which creates economic and regulatory uncertainty. Increased international, regional, state and/or federal requirements or other stakeholder expectations has mandated, and could mandate in the future, more restrictive or expansive standards or more prescriptive and expansive reporting of environmental, social and governance metrics than the voluntary commitments and reporting the Company adopted. In addition, any such requirements or other stakeholder expectations could require changes to be implemented on a more accelerated time frame than the Company anticipates or could result in changes to the Company’s business operations, supply chain and manufacturing processes. A number of governmental bodies have finalized, proposed or are contemplating legislative and regulatory changes in response to the potential effect of climate change, protection of the environment, human health and safety, and water and energy efficiency. Such legislation or regulation has increased, and may continue to increase, the Company’s compliance burdens and associated costs, including potential increased costs passed along from its suppliers. Additionally, such legislation has and potentially could include provisions for a “cap and trade” system of allowances and credits or a carbon tax or require increased measurement of metrics and disclosure, among other provisions. If carbon tax legislation is changed or adopted, the Company may not be able to mitigate the future impact of carbon tax through its emissions reduction initiatives or other measures. If environmental laws or regulations are either changed or adopted and impose significant operational restrictions and compliance requirements on the Company, they may have a material adverse effect on the Company’s business, access to credit, capital expenditures, operating results and financial condition.

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

In addition, many of the Company’s products incorporate battery technology. As the world moves towards a lower-carbon economy and as other industries begin to adopt similar battery technology for use in their products or increase their current consumption of battery technology, the increased demand could place capacity constraints on the Company’s supply chain. Furthermore, increased demand for battery technology may also increase the costs to the Company for both the battery cells as well as the underlying raw materials such as cobalt and lithium, among others. If the Company is unable to mitigate any possible supply constraints or related increased costs or drive alternative technology through innovation, its profitability and financial results could be negatively impacted.

The Company’s failure to continue to successfully avoid, manage, defend, litigate and accrue for claims and litigation could negatively impact its results of operations or cash flows.

The Company is exposed to and becomes involved in various legal proceedings, claims, disputes and investigations arising out of the conduct of its business, including the matters described in Item 3. Legal Proceedings in Part I of this Annual Report on Form 10-K and other, actual or threatened proceedings, claims, disputes or investigations relating to such items as securities laws, anti-trust laws, commercial transactions, product liability, workers compensation, employee benefits plans, arrangements between the Company and its distributors, franchisees or vendors, intellectual property claims and regulatory actions. Any legal proceedings, claims, disputes or investigations, whether with or without merit, can be time consuming and expensive to defend and can divert management’s attention and resources.

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

The Company manufactures products and performs various services that create exposure to product and professional liability claims and litigation. The failure of the Company’s products and services to be properly manufactured, configured, installed, designed or delivered, resulting in personal injuries, property damage or business interruption could subject the Company to claims for damages. The Company has defended, and is currently defending, product liability claims, some of which have resulted in settlements or monetary judgments against the Company. The costs associated with defending ongoing or future product liability claims and payment of damages could be substantial. The Company’s reputation could also be adversely affected by such claims, whether or not successful.

There can be no assurance that the Company will be able to continue to successfully avoid, manage and defend such matters. In addition, given the inherent uncertainties in evaluating certain exposures, actual costs to be incurred in future periods may vary from the Company’s estimates for such contingent liabilities. Refer to Note R, Contingencies, of the Notes to Consolidated Financial Statements in Item 8 for further information about legal proceedings and other loss contingencies.

The Company’s products could be recalled.

The Company maintains an awareness of and responsibility for the potential health and safety impacts on its customers and end users. The Company's product development processes include tollgates for product safety review, and extensive testing is conducted on product safety. Safety reviews are performed at various product development milestones, including a review of product labeling and marking to identify safety and operational hazards for the customer and end user.

Despite safety and quality reviews, the Consumer Product Safety Commission or other applicable regulatory bodies may require, or the Company has voluntarily instituted and may in the future voluntarily institute, the recall, repair or replacement of the Company’s products if those products are found not to be in compliance with applicable standards or regulations. The Company has also been, and may in the future be, subject to regulatory requirements and penalties concerning the Company’s products. Any recall, repair, replacement or other corrective action could increase the Company's costs and adversely impact its reputation. Refer to Item 3. Legal Proceedings in Part I of this Annual Report on Form 10-K for further information about legal proceedings involving recalled products.

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

Other Risks

The Company’s results of operations and earnings may not meet guidance, planning assumptions or expectations.

The Company’s results of operations and earnings may not meet guidance, planning assumptions or expectations. The Company may provide public planning assumptions or guidance on expected results of operations for future periods. Such statements are comprised of forward-looking statements subject to risks and uncertainties, including the risks and uncertainties described in this Annual Report on Form 10-K and in the Company’s other public filings and public statements, and are based necessarily on assumptions the Company makes at the time it provides such statements, and may not always be accurate. The Company may also choose to withdraw planning assumptions or guidance, as it did in response to the uncertainty of the COVID-19 pandemic in 2020, or lower planning assumptions or guidance in future periods. If, in the future, the Company’s results of operations for a particular period do not meet its planning assumptions or guidance or the expectations of investment analysts, the Company reduces its planning assumptions or guidance for future periods, or the Company withdraws planning assumptions or guidance, the market price of the Company’s common stock could decline significantly.

The Company’s failure to maintain its reputation and the image of its brands could adversely impact its business.

The Company’s brands and reputation are important assets, which contribute to its business success. Maintaining, promoting and growing the Company’s brands and reputation depends upon maintaining positive customer and other stakeholder perception of the Company’s business. Negative claims or publicity, whether on social media platforms or otherwise, involving the Company, its products or services, its culture and values, its progress against its sustainability and other related goals, its stance on environmental, social, and governance topics, customer data and privacy, or any of its key employees or suppliers, regardless of whether such claims are accurate, could damage its reputation and brand image and adversely impact the Company’s ability to attract new and maintain existing customers, employees, suppliers, and business relationships. Any failure, or perceived failure, by the Company to manage diverging stakeholder expectations with respect to any such matters could adversely affect the Company’s reputation, its brands and its relationships with customers, investors and employees and other stakeholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY
The Company has a comprehensive cybersecurity program to assess, identify and manage risks from cybersecurity threats that may result in adverse effects to the confidentiality, integrity, and availability of its information systems and oversee compliance with applicable regulatory, operational, and contractual requirements.
Cyber Incident Response Team and Governance
Board of Directors
The Board of Directors (the "Board") has the primary responsibility for oversight of cybersecurity matters. This responsibility had been previously delegated to the Audit Committee. The Board regularly reviews compliance and disclosure control procedures for cybersecurity matters. The Board also receives quarterly briefings from members of management responsible for cybersecurity and digital risk management for the Company, including the Vice President and Chief Information Officer (the “CIO”), Chief Information Security Officer (the “CISO”) and Senior Vice President, General Counsel and Secretary (the “General Counsel”), as well as third-party cybersecurity advisors, on the Company’s cybersecurity program, including data protection and cybersecurity risks and the Company’s new and existing cyber risk controls intended to mitigate them, as appropriate. The Company has protocols and procedures by which certain cybersecurity incidents are escalated within the Company and, where appropriate, reported promptly to the Board.
Management
At the management level, oversight of risks from cybersecurity threats has been integrated into the Company’s overall risk management processes. The Senior Risk Council has broad oversight of the Company’s risk management processes, and is also responsible for the assessment and management of risks from cybersecurity threats. The Senior Risk Council is comprised of senior management personnel representing different functional and business areas, including the Chief Executive Officer; Chief Operating Officer ("COO"); Chief Financial Officer; General Counsel; Treasurer; and CIO, as well as other senior business leaders. The Company believes the experience that these senior management personnel have from serving on the Senior Risk Council provides them with an understanding of the Company’s risk management processes overall, and individual members are able to provide further insight to the risk analysis process based on their functional area of expertise within the business.

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
The Company’s CISO is the member of management principally responsible for overseeing the Company’s cybersecurity risk management program, under the CIO's leadership and in coordination with other business leaders across the Company, including legal, product engineering management, internal audit, finance and risk management. The CISO has extensive cybersecurity knowledge and skills gained from over 20 years of technical and business experience in the cybersecurity and information security fields, including as a Chief Information Security Officer and through other leadership and technical roles in IT governance and strategy, security risk and compliance, corporate product security and data privacy, and IT infrastructure. She also holds a Master of Science degree in Information and Cybersecurity from the University of California, Berkeley. The CISO reports directly to the CIO who in turn reports directly to the COO. The CISO receives reports on cybersecurity threats from members of the Cyber Security Office on an ongoing basis and, in conjunction with the Senior Risk Council, regularly reviews risk management measures implemented by the Company to identify and mitigate data protection and cybersecurity risks. The CISO and CIO also work closely with the Company's legal department to oversee compliance with applicable legal, regulatory and contractual security requirements.
Internal Cybersecurity Team
The Company's Cyber Security Office, led by the CISO, is responsible for the implementation, monitoring, and maintenance of cybersecurity governance, operations and data protection practices across the Company. The Information Technology organization, led by the CIO, is responsible for the implementation of cybersecurity technical controls. Reporting to the CISO are a number of experienced information security directors responsible for various parts of the Company’s business, each of whom is supported by a team of trained cybersecurity professionals. The team also holds a number of industry recognized certifications such as Certified Information Systems Security Professional, Certified Information Security Manager, Certified in Risk and Information Systems Control, Certified Information Systems Auditor, Certified Network Defense Architect, Certified Cloud Security Professional, Certified Secure Software Lifecycle Professional, and Certified Ethical Hacker, among others. In addition to its internal cybersecurity capabilities, the Company also regularly engages assessors, consultants, auditors, or other third parties to assist with assessing, identifying, and managing cybersecurity risks.
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
The Company has adopted a Cybersecurity Incident Response Plan (the “IRP”) that applies in the event of a cybersecurity threat or incident, which is designed to protect the Company’s information systems from cybersecurity threats and to promptly respond to cybersecurity incidents. The IRP sets out a coordinated approach to investigating, containing, documenting and mitigating incidents, including reporting findings and keeping senior management and other key stakeholders informed and involved as appropriate. To facilitate the success of this program, multi-disciplinary teams throughout the Company are deployed to address cybersecurity threats and to respond to cybersecurity incidents in accordance with the IRP. Through the ongoing communications among these teams, the CISO, in coordination with the legal department and the Senior Risk Council, monitor the prevention, detection, mitigation and remediation of cybersecurity incidents, and report such incidents to the Board when appropriate, as discussed above. In general, the IRP leverages the National Institute of Standards and Technology guidance. The IRP applies to all Company personnel who provide or deliver technology systems (including employees, contractors and service providers).
As part of the Company’s cybersecurity risk management strategy, the Company takes measures to test and improve its cybersecurity program, including reviewing and updating the information technology policies and IRP, engaging independent third-party consultants to conduct regular assessments of its cyber security maturity against industry best practice frameworks and recommend program enhancements, and conducting tabletop exercises. The Company also engages in internal and external audits to meet its regulatory obligations or customer requirements. The assessment summaries and action plans are shared with the Board as part of the regular briefings provided by the CIO and CISO.
The Company has processes and procedures as part of its centralized supplier risk management system to oversee, identify, assess and reduce cybersecurity threats and risks associated with key third-party service providers. As part of this process, the Company utilizes external frameworks and tools to provide assessment scoring, planning and monitoring against cybersecurity threats and risks and remediation recommendations, as applicable. Updates on third-party service provider risks are included in regular briefings to the Senior Risk Council by the CISO and CIO and escalated to the Board as appropriate.
Cybersecurity Risks, Threats & Incidents
Risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected the Company, including its business strategy, results of operations or financial condition, and the Company does not believe that such risks are reasonably likely to have such an effect over the long term. As of the date of this report, the Company has not experienced a cybersecurity incident or third-party information security breach in the last three fiscal years that has materially affected the Company, including its business strategy, results of operations or financial condition.
The Company deploys measures which it believes leverage industry accepted frameworks to deter, prevent, detect, respond to, and mitigate these threats. The Company has invested and continues to invest in risk management and information security and data privacy measures it believes are appropriate to protect its systems and data, including employee and critical service provider training, organizational investments, incident response plans, tabletop exercises and technical defenses. Despite these efforts, cybersecurity incidents (against the Company or parties with whom the Company contracts), depending on their nature and scope, could potentially result in the misappropriation, disclosure, destruction, corruption or unavailability of critical data and confidential or proprietary information (the Company's or that of third parties) and the disruption of business operations. Refer to Item 1A. Risk Factors in Part I of this Annual Report on Form 10-K, which should be read in conjunction with the foregoing information, for additional information on cybersecurity risks the Company faces.

ITEM 2. PROPERTIES
As of December 28, 2024, the Company and its subsidiaries owned or leased significant facilities used for manufacturing, distribution and sales offices in 19 states and 21 countries. The Company leases its corporate headquarters in New Britain, Connecticut. The Company has 112 facilities including its corporate headquarters that are larger than 100,000 square feet, as follows:

	Owned	Leased	Total
Tools & Outdoor	48	44	92
Industrial	13	4	17
Corporate	2	1	3
Total	63	49	112
The combined size of these facilities is approximately 34 million square feet. The buildings are in good condition, suitable for their intended use, adequate to support the Company’s operations, and generally fully utilized.

ITEM 3. LEGAL PROCEEDINGS
Government Investigations
As previously disclosed, on January 19, 2024, the Company was notified by the Compliance and Field Operations Division (the “Division”) of the Consumer Product Safety Commission (“CPSC”) that the Division intends to recommend the imposition of a civil penalty of approximately $32 million for alleged untimely reporting in relation to certain utility bars and miter saws that were subject to voluntary recalls in September 2019 and March 2022, respectively. The Company believes there are defenses to the Division’s claims and has presented its defenses in a meeting with the Division on February 29, 2024, and in a written submission dated March 29, 2024. On April 1, 2024, the Division informed the Company’s counsel that the Division intended to recommend that the CPSC refer the matter to the U.S. Department of Justice (the “DOJ”). On May 1, 2024, the Company was informed that the CPSC voted to refer the matter to the DOJ. In December 2024, the CPSC requested that the Company reproduce documents previously provided to the CPSC following changes to the agency’s electronic file sharing system. The Company has reproduced the requested documents to the CPSC. The Company has not heard anything further from the CPSC or the DOJ in relation to this matter since then and therefore is not in a position to assess the likelihood of any potential loss or adverse effect on its financial condition or to estimate the amount of potential loss, if any, from this matter.
The Company is committed to upholding the highest standards of corporate governance and is continuously focused on ensuring the effectiveness of its policies, procedures, and controls. The Company is in the process, with the assistance of professional advisors, of reviewing and further enhancing relevant policies, procedures, and controls.
Class Action Litigation
As previously disclosed, on March 24, 2023, a putative class action lawsuit titled Naresh Vissa Rammohan v. Stanley Black & Decker, Inc., et al., Case No. 3:23-cv-00369-KAD (the “Rammohan Class Action”), was filed in the United States District Court for the District of Connecticut against the Company and certain of the Company’s current and former officers and directors. The complaint was filed on behalf of a purported class consisting of all purchasers of Stanley Black & Decker common stock between October 28, 2021 and July 28, 2022, inclusive. The complaint asserts violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 based on allegedly false and misleading statements related to consumer demand for the Company’s products amid changing COVID-19 trends and macroeconomic conditions. The complaint seeks unspecified damages and an award of costs and expenses. On October 13, 2023, Lead Plaintiff General Retirement System of the City of Detroit filed an Amended Complaint that asserts the same claims and seeks the same forms of relief as the original complaint. The Company intends to vigorously defend this action in all respects and on December 14, 2023, filed a motion to dismiss the Amended Complaint in its entirety. Briefing on that motion concluded on April 5, 2024, and the Company awaits a decision on that motion. Given the early stage of this litigation, at this time, the Company is not in a position to assess the likelihood of any potential loss or adverse effect on its financial condition or to estimate the amount or range of potential losses, if any, from this action.
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

The following is a list of the executive officers of the Company as of February 18, 2025:

Name and Age	Office	Date Elected to Office as an Executive Officer
Donald Allan, Jr. (60)
President and Chief Executive Officer since July 2022. President and Chief Financial Officer (2021); Executive Vice President & Chief Financial Officer (2016); Senior Vice President and Chief Financial Officer (2010); Vice President and Chief Financial Officer (2009); Vice President and Corporate Controller (2002); Corporate Controller (2000); Assistant Controller (1999).
10/24/2006

Patrick D. Hallinan (57)	Executive Vice President and Chief Financial Officer since April 2023. Executive Vice President and Chief Financial Officer, Fortune Brands Innovations, Inc. (formerly, Fortune Brands Home & Security, Inc.) (2017); Senior Vice President Finance, Fortune Brands Innovations, Inc. (2017); Vice President Finance and Chief Financial Officer, Moen Incorporated (2013).	4/21/2023

Tamer K. Abuaita (52)	Global Chief Supply Chain Officer and President, Industrial since July 2024. Senior Vice President, Chief Supply Chain Officer (2022); Senior Vice President and Chief Supply Chain Officer, SC Johnson & Son, Inc. (2017).	4/6/2023

Janet M. Link (55)	Senior Vice President, General Counsel and Secretary since July 2017. Executive Vice President, General Counsel, JC Penney Company, Inc. (2015); Vice President, Deputy General Counsel, JC Penney Company, Inc. (2014); Vice President, Deputy General Counsel, Clear Channel Companies (2013).	7/19/2017

Christopher J. Nelson (54)
Chief Operating Officer, Executive Vice President and President, Tools & Outdoor since June 2023. President, HVAC, Carrier Global Corporation (2020); President, Commercial HVAC, Carrier Global Corporation (2018); President, North America HVAC, Carrier Global Corporation (2012).
6/14/2023

Deborah Wintner (56)	Senior Vice President and Chief Human Resources Officer since August 2024. Senior Vice President of HR Operations, Chief Human Resources Officer of Tools & Outdoor (2023); Interim Chief Human Resources Officer (2022); Vice President, Global Human Resources, Stanley Security (2018).	8/13/2024

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s common stock is listed and traded on the New York Stock Exchange, Inc. (“NYSE”) under the abbreviated ticker symbol “SWK”, and is a component of the Standard & Poor’s (“S&P”) 500 Composite Stock Price Index. The Company increased its annual dividend per common share by $0.04 in 2024 compared to 2023 and intends to continue to pay quarterly dividends in 2025. In July 2024, the Company raised the quarterly dividend per common share, its 57th annual consecutive increase, which extended its record for the longest, consecutive quarterly and annual dividend payments among industrial companies listed on the NYSE. As of January 30, 2025, there were 7,920 holders of record of the Company’s common stock. Information required by Item 201(d) of Regulation S-K concerning securities authorized for issuance under equity compensation plans can be found under Item 12 of this Annual Report on Form 10-K.
Issuer Purchases of Equity Securities
The following table provides information about the Company’s purchases of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934 for the three months ended December 28, 2024:

2024	Total Number Of Common Shares Purchased	Average Price Paid Per Common Share	Total Number Of Common Shares Purchased As Part Of A Publicly Announced Plan or Program	(In Millions) Maximum Number Of Common Shares That May Yet Be Purchased Under The Program (a)
September 29 - November 2	—	$—	—	20
November 3 - November 30	—	—	—	20
December 1 - December 28	—	—	—	20
Total	—	$—	—	20

(a)On April 21, 2022, the Board approved a share repurchase program of up to 20 million shares of the Company’s common stock (the “April 2022 Program”). The April 2022 Program does not have an expiration date. The Company may repurchase shares under the April 2022 Program through open market purchases, privately negotiated transactions or share repurchase programs, including one or more accelerated share repurchase programs (under which an initial payment for the entire repurchase amount may be made at the inception of the program). Such repurchases may be funded from cash on hand, short-term borrowings or other sources of cash at the Company’s discretion, and the Company is under no obligation to repurchase any shares pursuant to the April 2022 Program. The currently authorized shares available for repurchase under the April 2022 Program do not include approximately 3.6 million shares reserved and authorized for purchase under the Company’s approved repurchase program in place prior to the April 2022 Program relating to a forward share purchase contract entered into in March 2015.

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

THE POINTS IN THE ABOVE TABLE ARE AS FOLLOWS:	2019	2020	2021	2022	2023	2024
Stanley Black & Decker	$100.00	$109.64	$117.65	$48.32	$65.45	$55.73
S&P 500 Index	$100.00	$118.07	$151.93	$124.39	$157.06	$199.28
S&P 500 Capital Goods Index	$100.00	$106.17	$126.26	$125.92	$150.14	$186.02
The comparison assumes $100 invested at the closing price on December 27, 2019 in the Company’s common stock, S&P 500 Index, and S&P 500 Capital Goods Index. Total return assumes reinvestment of dividends.

ITEM 6. REMOVED AND RESERVED
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The financial and business analysis below provides information which the Company believes is relevant to an assessment and understanding of its consolidated financial position, results of operations and cash flows. This financial and business analysis should be read in conjunction with the Consolidated Financial Statements and related notes. All references to “Notes” in this Item 7 refer to the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. The following discussion also references a number of financial measures that are not defined under U.S. GAAP. Refer to the section titled "Certain Items Impacting Earnings and Non-GAAP Financial Measures" for additional information on such measures.

The following discussion and certain other sections of this Annual Report on Form 10-K contain statements reflecting the Company’s views about its future performance that constitute “forward-looking statements” under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which the Company operates as well as management’s beliefs and assumptions. Any statements contained herein (including without limitation statements to the effect that the Company or its management “believes,” “expects,” “anticipates,” “plans” and similar expressions) that are not statements of historical fact should be considered forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. There are a number of important factors that could cause actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth, or referenced therein, below under the heading “Cautionary Statement Concerning Forward-Looking Statements.” The Company does not intend to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.
Strategic Objectives
In recent years, the Company has re-shaped its portfolio to focus on its leading positions in the tools & outdoor and engineered fastening markets. Leveraging the benefits of a more focused portfolio, the Company initiated a business transformation in mid-2022 that includes reinvestment for faster growth as well as a $2.0 billion Global Cost Reduction Program through 2025. The Company’s primary areas of multi-year strategic focus remain unchanged as follows:
•Advancing innovation, electrification and global market penetration to achieve mid-single digit organic revenue growth (2 to 3 times the market);
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

The Company's business transformation is intended to drive strong financial performance over the long term (beyond 2027), including:
•Mid-single digit organic revenue growth (2 to 3 times the market);
•> 35% to 37% adjusted gross margins with mid to high-teens adjusted Earnings Before Interest, Taxes, Depreciation and Amortization margin ("adjusted EBITDA margin");
•Free cash flow equal to, or exceeding, net income;
•Cash Flow Return On Investment ("CFROI"), computed as cash from operations plus after-tax interest expense, divided by the two-point average of debt and equity, greater than or equal to the mid-teens; and
•Solid investment grade credit rating.

In terms of capital allocation, the Company remains committed, over time, to returning excess capital to shareholders through a strong and growing dividend as well as a preference toward opportunistically repurchasing shares. In the near term, the Company intends to direct any capital in excess of the quarterly dividend on its common stock toward debt reduction and internal growth investments.

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
Refer to Note I, Capital Stock, for further discussion.
In addition, on April 23, 2021, the Board of Directors approved repurchases by the Company of its outstanding securities, other than its common stock, up to an aggregate amount of $3.0 billion. No repurchases have been executed pursuant to this authorization to date.
Divestitures
On April 1, 2024, the Company sold its Infrastructure business comprised of the attachment and handheld hydraulic tools business to Epiroc AB for net proceeds of $728.5 million. The Company used the net proceeds to reduce debt in the second quarter of 2024.
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
Refer to Note S, Divestitures, for further discussion of the Company's divestitures.

Global Cost Reduction Program
In mid-2022, the Company launched a program comprised of a series of initiatives designed to generate cost savings by resizing the organization and reducing inventory with the ultimate objective of driving long-term growth, improving profitability and generating strong cash flow. These initiatives are expected to optimize the cost base as well as provide a platform to fund investments to accelerate growth in the core businesses. The program consists of a selling, general, and administrative ("SG&A") planned pre-tax run-rate cost savings of $500 million and a supply chain transformation expected to deliver $1.5 billion of pre-tax run-rate cost savings by the end of 2025 and facilitate the achievement of projected 35%+ adjusted gross margins.
The SG&A cost savings were generated by simplifying the corporate structure, optimizing organizational spans and layers and reducing indirect spend. These savings will help fund $300 million to $500 million of innovation and commercial investments through 2025 designed to accelerate organic growth.
The $1.5 billion of pre-tax run-rate cost savings from the supply chain transformation has been, and continues to be, driven by the following value streams:
•Material Productivity: Implementing capabilities to source in a more efficient and integrated manner across all of the Company’s businesses and leveraging contract manufacturing;
•Operational Excellence: Redesigning in-plant operations following footprint rationalization to deliver incremental efficiencies, simplified organizational design and inventory optimization leveraging a standard operating model and LEAN principles;
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
During 2024 and since inception of the program, the Company has generated approximately $510 million and $1.5 billion, respectively, of pre-tax run-rate savings, driven by lower headcount, indirect spend reductions and the supply chain transformation. These savings are comprised of supply chain efficiency benefits, which support gross margin improvements as the benefits turn through inventory, and SG&A savings. The Company believes that it is on track to grow to approximately $2 billion of pre-tax run-rate savings by year-end 2025. In addition, the Company has reduced inventory by over $2 billion since the end of the second quarter of 2022 and expects further working capital reductions to support free cash flow generation in 2025.
The cash investment required to achieve the $1.5 billion of pre-tax run-rate supply chain cost savings is expected to approximate $0.7 billion, as the source of the savings has shifted to value streams with lower required investment such as material and operational productivity. Of the total estimated cash investment, approximately 30% is expected to be capital expenditures. Through 2024, the Company has made approximately $0.5 billion of total cash investments. The Company intends to continue prioritizing capital expenditures consistent with its existing approach and expects total capital expenditures, inclusive of the supply chain transformation, to approximate 2.5% to 3.0% of net sales annually in 2025 and beyond.
The charges associated with the ongoing execution of the supply chain transformation are reflected in the Non-GAAP adjustments detailed below in "Results From Operations" and the full year estimate of Non-GAAP adjustments detailed below in "2025 Planning Assumptions". In addition, although the program is expected to be completed by the end of 2025, the Company expects to incur additional charges and make cash investments beyond 2025 relating to footprint actions to support the ongoing network transformation and reposition its supply chain, as necessary.
Driving Further Profitable Growth by Accelerating A Growth Culture and Fully Leveraging the Company's Core Franchises

Each of the Company's core franchises share common attributes: they have markets which the Company believes have an attractive growth profile, compete in an attractive market structure where brands matter, can differentiate through rapid innovation and delivering productivity to customers and have the ability to achieve scale.
•The Tools & Outdoor business carries strong brands, proven innovation, global scale, and a broad offering of power tools, hand tools, outdoor products, accessories, and storage and digital products across many channels on a global basis.
•The Engineered Fastening business within the Industrial segment is a GDP+ growth business offering highly engineered, value-added innovative solutions with recurring revenue attributes, and carries strong profitability potential and global scale.
Management recognizes that these core franchises are important foundations that have a proven track record of providing strong cash flow and growth prospects. Management is committed to growing these businesses through accelerating investments into innovative product development, brand support, commercial activation, and accelerating the operations and supply chain transformation to improve fill rates and better match inventory with customer demand, while improving global cost competitiveness.
Continuing to Invest in the Portfolio of Stanley Black & Decker Brands
The Company has a strong portfolio of brands associated with high-quality products including the iconic DEWALT®, CRAFTSMAN® and STANLEY® brands, which are the priority brands across the Tools & Outdoor segment. The Company also goes to market with strong brands such as BLACK+DECKER®, DEWALT FLEXVOLT®, DEWALT POWERSTACK®, DEWALT POWERSHIFT™, CUB CADET®, TROY-BILT®, HUSTLER®, IRWIN®, LENOX®, PORTER-CABLE®, BOSTITCH®, PROTO®, MAC TOOLS®, FACOM®, Powers®, LISTA®, Vidmar®, and GQ®.
In 2024, the McLaren team sported the DEWALT® logo prominently on the team’s cars, fire suits, and equipment during the Formula 1 season, where it won its first Formula 1 Constructors’ Championship since 1998. The Company also advertises in the English Premier League ("EPL"), which is the number one soccer league in the world, featuring the DEWALT® brand to a global audience. In 2024, the Company also began sponsorships with one of the EPL’s “Big Six” football clubs, Tottenham Hotspur F.C., and in France, Ligue 1 club Olympique Lyonnais, for their 2024-2025 seasons. The Company also continued its sponsorship of one of the world’s most popular football clubs, FC Barcelona, sponsoring both the Men’s and Women’s first teams, which includes marketing rights, hospitality assets and stadium signage.
In professional golf, the Company sponsored athletes on the PGA Tour, PGA Tour Champions, and PGA Tour Americas who represented either the DEWALT® or STANLEY® brand on tour.
CRAFTSMAN® maintained the title sponsorship of the NASCAR CRAFTSMAN® Truck Series through the Company’s sponsorship with NASCAR as the “Official Tools Partner of NASCAR” and “Official Tools" of all NASCAR-owned tracks. The Company has also maintained long-standing NASCAR and NHRA team sponsorships, which provided brand exposure during nearly 60 events in 2024 with the DEWALT®, CRAFTSMAN®, and MAC TOOLS® brands.

The above marketing initiatives highlight the Company's strong emphasis on brand building and commercial support, which has resulted in more than 300 billion global brand impressions from digital and traditional advertising and strong brand awareness. Allocating brand and advertising spend judiciously will continue to be the Company’s focus. Among the goals: placing end-user data and insights at the core of product commercialization, generating demand and brand loyalty through promotional support, in-market execution and salesforce effectiveness, evolving proven marketing programs that tie trusted global brands with societal purpose and tapping into technologies to build meaningful 1:1 experiences with customers, end users, employees and shareholders in line with the Company’s mission and vision.
Segments
The Company’s operations are classified into two reportable business segments: Tools & Outdoor and Industrial.
Tools & Outdoor
The Tools & Outdoor segment is comprised of the Power Tools Group ("PTG"), Hand Tools, Accessories & Storage ("HTAS"), and Outdoor Power Equipment ("Outdoor") product lines.
The PTG product line includes both professional and consumer products. Professional products, primarily under the DEWALT® brand, include professional grade corded and cordless electric power tools and equipment including drills, impact wrenches and drivers, grinders, saws, routers, sanders, and concrete prep and placement tools as well as pneumatic tools and fasteners including nail guns, nails, staplers and staples, and concrete and masonry anchors. DIY and tradesperson focused products include corded and cordless electric power tools sold primarily under the CRAFTSMAN® and STANLEY® brands, and consumer home products such as household power tools, hand-held vacuums, and small appliances primarily under the BLACK+DECKER® brand.
The HTAS product line sells hand tools, power tool accessories and storage products primarily under the DEWALT®, CRAFTSMAN® and STANLEY® brands. Hand tools include measuring, leveling and layout tools, planes, hammers, demolition tools, clamps, vises, knives, saws, chisels, material handling, and industrial and automotive tools. Power tool accessories include drill bits, screwdriver bits, router bits, abrasives, saw blades and threading products. Storage products include tool boxes, sawhorses, cabinets and engineered storage solution products.
The Outdoor product line primarily sells corded and cordless electric lawn and garden products, including hedge trimmers, string trimmers, lawn mowers, pressure washers and related accessories, and gas powered lawn and garden products, including lawn tractors, zero turn ride on mowers, walk behind mowers, snow blowers, residential robotic mowers, hand-held outdoor power equipment, garden tools, and parts and accessories to professionals and consumers under the DEWALT®, CRAFTSMAN®, CUB CADET®, BLACK+DECKER®, and HUSTLER® brand names.
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
RESULTS OF OPERATIONS
The Company’s results represent continuing operations and as a result of the 2022 divestitures of the Company’s CSS and MAS businesses, as described in further detail under the heading “Divestitures” in this Item 7 above, exclude the commercial electronic security, healthcare, and automatic doors businesses. These divestitures represented a single plan to exit the Security segment and were considered a strategic shift that had a major effect on the Company's operations and financial results. Therefore, the operating results of these businesses were classified as discontinued operations through their respective dates of sale. The divestiture of the Oil & Gas and the Infrastructure businesses did not qualify for discontinued operations and therefore, their results were included in the Company's continuing operations within the Industrial segment through the date of sale in the third quarter of 2022 and the second quarter of 2024, respectively.
Certain Items Impacting Earnings and Non-GAAP Financial Measures
The Company has provided a discussion of its results both inclusive and exclusive of certain gains and charges. The results and measures, including gross profit, SG&A, Other, net, Income taxes, and segment profit (including Corporate Overhead), on a basis excluding certain gains and charges, free cash flow, organic revenue and organic growth are Non-GAAP financial measures. These Non-GAAP financial measures are defined and reconciled to their most directly comparable GAAP financial measures below. The Company considers the use of Non-GAAP financial measures relevant to aid analysis and understanding of the Company’s results and business trends aside from the material impact of these items and ensures appropriate comparability to operating results of prior periods. Supplemental Non-GAAP information should not be considered in isolation or as a substitute for the related GAAP financial measures. Non-GAAP financial measures presented herein may differ from similar measures used by other companies.

The Company provides expectations for the non-GAAP financial measures of full-year 2025 adjusted EPS, presented on a basis excluding certain gains and charges, as well as 2025 free cash flow. Forecasted full-year 2025 adjusted EPS is reconciled to forecasted full-year 2025 GAAP EPS under the section entitled "2025 Planning Assumptions" below. Consistent with past methodology, forecasted full-year 2025 GAAP EPS excludes the impacts of potential acquisitions and divestitures, potential future regulatory changes or strategic shifts that could impact the Company's contingent liabilities or intangible assets, respectively, potential future cost actions in response to external factors that have not yet occurred, and any other items not specifically referenced under “2025 Planning Assumptions.” A reconciliation of forecasted 2025 free cash flow to its most directly comparable GAAP estimate is not available without unreasonable effort due to high variability and difficulty in predicting items that impact cash flow from operations, which could be material to the Company’s results in accordance with U.S. GAAP. The Company believes such a reconciliation would also imply a degree of precision that is inappropriate for this forward-looking measure.

The Company also provides multi-year strategic goals for the non-GAAP financial measures of adjusted gross margin and adjusted EBITDA margin, presented on a basis excluding certain gains and charges, as well as organic revenue growth, free cash flow, and CFROI. A reconciliation for these non-GAAP measures is not available without unreasonable effort due to the inherent difficulty of forecasting the timing and/or amount of various items that have not yet occurred, including the high variability and low visibility with respect to certain gains or charges that would generally be excluded from non-GAAP financial measures and which could be material to the Company’s results in accordance with U.S. GAAP. Additionally, estimating such GAAP measures and providing a meaningful reconciliation consistent with the Company’s accounting policies for future periods requires a level of precision that is unavailable for these future multi-year periods and cannot be accomplished without unreasonable effort. The Company believes such a reconciliation would also imply a degree of precision that is inappropriate for these forward-looking measures.

The Company’s operating results at the consolidated level as discussed below include and exclude certain gains and charges impacting gross profit, SG&A, Other, net, and Income taxes. The Company’s business segment results as discussed below include and exclude certain gains and charges impacting gross profit and SG&A. These amounts for 2024, 2023 and 2022 are as follows:

2024

(Millions of Dollars)	GAAP	Non-GAAP Adjustments[2]	Non-GAAP
Gross profit	$4,514.4	$88.8	$4,603.2
Selling, general and administrative[1]	3,332.7	(81.3)	3,251.4
Earnings from continuing operations before income taxes	241.1	466.0	707.1
Income taxes on continuing operations	(45.2)	92.6	47.4
Net Earnings from Continuing Operations Attributable to Common Shareowners - Diluted	286.3	373.4	659.7
Diluted earnings per share of common stock - Continuing operations	$1.89	$2.47	$4.36

2023

(Millions of Dollars)	GAAP	Non-GAAP Adjustments[2]	Non-GAAP
Gross profit	$3,932.6	$166.9	$4,099.5
Selling, general and administrative[1]	3,290.7	(99.4)	3,191.3
(Loss) earnings from continuing operations before income taxes	(375.7)	566.2	190.5
Income taxes on continuing operations	(94.0)	65.8	(28.2)
Net (Loss) Earnings from Continuing Operations Attributable to Common Shareowners - Diluted	(281.7)	500.4	218.7
Diluted (loss) earnings per share of common stock - Continuing operations	$(1.88)	$3.33	$1.45

2022

(Millions of Dollars)	GAAP	Non-GAAP Adjustments[2]	Non-GAAP
Gross profit	$4,284.1	$127.4	$4,411.5
Selling, general and administrative[1]	3,370.0	(180.3)	3,189.7
Earnings from continuing operations before income taxes	37.9	642.2	680.1
Income taxes on continuing operations	(132.4)	84.0	(48.4)
Net Earnings from Continuing Operations Attributable to Common Shareowners - Diluted	165.5	558.2	723.7
Diluted earnings per share of common stock - Continuing operations	$1.06	$3.56	$4.62

1	Includes provision for credit losses
2	Refer to table below for additional detail of the Non-GAAP adjustments

Below is a summary of the pre-tax Non-GAAP adjustments for 2024, 2023 and 2022.

(Millions of Dollars)	2024	2023	2022
Supply Chain Transformation Costs:
Footprint Rationalization[1]	$66.3	$96.9	$25.3
Material Productivity & Operational Excellence[2]	18.6	69.1	—
Inventory step-up charges	—	—	80.3
Facility-related costs	2.6	1.5	14.8
Voluntary retirement program	—	(0.4)	5.7
Other charges (gains)	1.3	(0.2)	1.3
Gross Profit	$88.8	$166.9	$127.4

Supply Chain Transformation Costs:
Footprint Rationalization[1]	$42.5	$10.8	$—
Complexity Reduction & Operational Excellence	8.7	9.0	7.2
Acquisition & Integration-related costs[3]	9.4	33.6	85.2
Transition services costs related to previously divested businesses	19.6	46.6	21.1
Functional transformation initiatives	—	—	19.2
Voluntary retirement program	—	(2.7)	33.4
Other charges (gains)	1.1	2.1	14.2
Selling, general and administrative	$81.3	$99.4	$180.3

Other, net[4]	$(19.6)	$(25.1)	$16.9
Environmental charges[5]	143.2	—	—
Loss on sales of businesses	—	10.8	8.4
Restructuring charges[6]	99.9	39.4	140.8
Asset impairment charges[7]	72.4	274.8	168.4
Earnings from continuing operations before income taxes	$466.0	$566.2	$642.2

1	Footprint Rationalization costs in 2024 primarily relate to accelerated depreciation of manufacturing and distribution center equipment of $48.9 million and other facility exit and re-configuration costs of $45.2 million. In 2023, transfers and closures of targeted manufacturing sites, including Fort Worth, Texas and Cheraw, South Carolina as previously announced in March 2023, resulted in accelerated depreciation of production equipment of $49.1 million, non-cash asset write-downs of $44.0 million (predominantly tooling, raw materials and WIP), and other facility exit and re-configuration costs of $14.6 million.
2	Material Productivity & Operational Excellence costs in 2023 primarily related to third-party consultant fees to provide expertise in identifying and quantifying opportunities to source in a more integrated manner and re-design in-plant operations following footprint rationalization, developing a detailed program and related governance, and assisting the Company with the implementation of actions necessary to achieve the related objectives.
3	Acquisition & integration-related costs primarily relate to the MTD and Excel acquisitions, including costs to integrate the organizations and shared processes, as well as harmonize key IT applications and infrastructure.
4	Includes deal-related costs, net of income related to providing transition services to previously divested businesses.
5	The $143.2 million pre-tax environmental charges in 2024 relate primarily to a reserve adjustment for the non-active Centredale Superfund site as a result of regulatory changes and revisions to remediation alternatives.
6	Refer to “Restructuring Activities” below for further discussion.
7	Asset impairment charges in 2024 include a $41.0 million pre-tax impairment charge related to the Lenox trade name, a $25.5 million pre-tax impairment charge related to the Infrastructure business, and a $5.9 million pre-tax impairment charge related to a small Industrial business. Asset impairment charges in 2023 include a $124.0 million pre-tax impairment charge related to the Irwin and Troy-Bilt trade names and a $150.8 million pre-tax impairment charge related to the Infrastructure business. The $168.4 million pre-tax impairment charge in 2022 related to the Oil & Gas business.

Below is a summary of the Company’s operating results at the consolidated level, followed by an overview of business segment performance. Organic growth is utilized to describe the Company's results excluding the impacts of foreign currency fluctuations, acquisitions during their initial 12 months of ownership, and divestitures.
Consolidated Results

Net Sales: Net sales were $15.366 billion in 2024 compared to $15.781 billion in 2023, representing a decrease of 3%, as flat organic revenue was more than offset by a 2% decrease from the Infrastructure divestiture and 1% decrease from foreign currency. Tools & Outdoor net sales decreased 1% compared to 2023 as a 1% increase in volume was more than offset by a 1% decrease in both price and foreign currency. Industrial net sales decreased 15% compared to 2023 as a 1% increase in price was more than offset by a 13% decrease from the Infrastructure divestiture, a 2% decrease in volume, and a 1% decrease from foreign currency.

Net sales were $15.781 billion in 2023 compared to $16.947 billion in 2022, representing a decrease of 7%, as a 1% increase in price was more than offset by a 7% decrease in volume and a 1% decrease from the Oil & Gas divestiture. Tools & Outdoor net sales decreased 7% compared to 2022 due to a 7% decrease in volume. Industrial net sales decreased 4% compared to 2022 as a 3% increase in price was more than offset by a 4% decrease from the Oil & Gas divestiture and a 3% decrease in volume.

Gross Profit: The Company reported gross profit of $4.514 billion, or 29.4% of net sales, in 2024 compared to $3.933 billion, or 24.9% of net sales, in 2023. Non-GAAP adjustments, which reduced gross profit, were $88.8 million in 2024 and $166.9 million in 2023. Excluding these adjustments, gross profit was 30.0% of net sales in 2024 compared to 26.0% of net sales in 2023, primarily driven by the supply chain transformation efficiencies and lower inventory destocking costs.

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

SG&A Expenses: Selling, general and administrative expenses, inclusive of the provision for credit losses, were $3.333 billion, or 21.7% of net sales, in 2024 compared to $3.291 billion, or 20.9% of net sales, in 2023. Within SG&A, Non-GAAP adjustments totaled $81.3 million in 2024 and $99.4 million in 2023. Excluding these adjustments, SG&A was 21.2% of net sales in 2024 compared to 20.2% in 2023, as the Company invested in growth initiatives designed to deliver increased market penetration and future market share gains.

SG&A expenses, inclusive of the provision for credit losses, were $3.291 billion, or 20.9% of net sales, in 2023 compared to $3.370 billion, or 19.9% of net sales, in 2022. SG&A declined year-over-year on an absolute dollar basis reflecting cost reductions. Within SG&A, Non-GAAP adjustments totaled $99.4 million in 2023 and $180.3 million in 2022. Excluding these adjustments, SG&A was 20.2% of net sales in 2023 compared to 18.8% in 2022, reflecting the impact of lower sales volume, but relatively flat year-over-year on an absolute dollar basis as the benefits from the Global Cost Reduction Program were offset by increased investments in growth initiatives, higher variable compensation expense and inflation.

Distribution center costs (i.e. warehousing and fulfillment facility and associated labor costs) are classified within SG&A. This classification may differ from other companies who may report such expenses within cost of sales. Due to diversity in practice, to the extent the classification of these distribution costs differs from other companies, the Company’s gross margins may not be comparable. Such distribution costs classified in SG&A amounted to $534.4 million, $521.7 million and $498.7 million in 2024, 2023, and 2022, respectively. The year-over-year increases in distribution costs in 2024 and 2023 are driven by temporary cost increases to support the Company's distribution network redesign.

Other, net: Other, net totaled $448.8 million, $320.1 million, and $274.8 million in 2024, 2023, and 2022, respectively. The year-over-year increase in 2024 is primarily driven by an environmental remediation reserve adjustment relating to the Centredale site, as further discussed in Note R, Contingencies, partially offset by lower intangible asset amortization due to the divestiture of the Infrastructure business. Excluding Non-GAAP adjustments, Other, net, totaled $325.2 million, $345.2 million, and $257.9 million in 2024, 2023, and 2022, respectively. The decrease in 2024 is driven by lower intangible asset amortization expense as a result of the divestiture of the Infrastructure business. The increase in 2023 was driven by higher pension and environmental remediation costs as well as write-downs on certain investments.

Loss on Sales of Businesses: During 2023, the Company reported a loss of $10.8 million primarily related to the divestiture of a small business in the Industrial segment. During 2022, the Company reported a net loss of $8.4 million primarily related to the divestiture of the Oil & Gas business.

Asset Impairment Charges: During 2024, the Company recorded pre-tax, non-cash impairment charges of $72.4 million, comprised of $41.0 million related to the Lenox trade name, $25.5 million related to the Infrastructure business, and $5.9 million related to a small business in the Industrial segment. During 2023, the Company recorded pre-tax, non-cash impairment charges of $274.8 million, comprised of $124.0 million related to the Irwin and Troy-Bilt trade names and $150.8 million related to the Infrastructure business. During 2022, the Company recorded a pre-tax, non-cash impairment charge of $168.4 million related to the Oil & Gas business. Refer to Note E, Goodwill and Intangible Assets, for additional information on the trade name impairments. Refer to Note S, Divestitures, for additional information on the 2024 divestiture of the Infrastructure business and the 2022 divestiture of the Oil & Gas business.

Interest, net: Net interest expense in 2024 was $319.5 million compared to $372.5 million in 2023 and $283.8 million in 2022. The 2024 decrease was primarily driven by lower commercial paper balances and lower U.S. interest rates. The increase in 2023 compared to 2022 was primarily driven by higher U.S. interest rates and debt issuances in March 2023, partially offset by higher interest income due to an increase in rates.

Income Taxes: The Company's effective tax rate on continuing operations was (18.7)% in 2024, 25.0% in 2023, and (349.3)% in 2022. Excluding the tax effect on Non-GAAP adjustments, the effective tax rate in 2024 on continuing operations was 6.7%. This effective tax rate differs from the U.S. statutory tax rate primarily due to tax benefits associated with partial realignment of the Company's legal structure, remeasurement of uncertain tax position reserves, the recognition of previously unrecognized foreign deferred tax assets, state income taxes, and tax credits, partially offset by non-deductible expenses, U.S. tax on foreign earnings, withholding taxes, and losses for which a tax benefit is not recognized.

Excluding the tax effect on Non-GAAP adjustments, the effective tax rate on continuing operations in 2023 was (14.8)%. This effective tax rate differs from the U.S. statutory tax rate primarily due to a tax benefit associated with an intra-entity asset transfer of certain intangible assets related to the continued reorganization of the supply chain, tax on foreign earnings at tax rates different than the U.S. tax rate, state income taxes, and tax credits, partially offset by U.S. tax on foreign earnings, non-deductible expenses, withholding taxes, and losses for which a tax benefit is not recognized.

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

On December 20, 2021, the Organization for Economic Cooperation and Development published a proposal for the establishment of a global minimum tax rate of 15% (“Pillar Two"). The Pillar Two rules provide a template that jurisdictions can translate into domestic law, to assist with the implementation within an agreed upon timeframe and in a coordinated manner. Certain countries in which the Company operates have enacted legislation effective January 1, 2024, while other jurisdictions are in various stages of implementation.

The Company has performed an assessment of the potential impact to its income taxes as a result of Pillar Two. The assessment of the potential impact is based on the most recent tax filings, country-by-country reporting, and financial statements of affected subsidiaries. Based on results of the assessment, the Company believes it can avail itself of the transitional safe harbor rules in most jurisdictions in which the Company operates. There are, however, a limited number of jurisdictions where the transitional safe harbor relief does not apply for which the Company has accrued global minimum taxes of $3.9 million in 2024. The Company does not currently expect a material impact to income taxes in those jurisdictions in the near term. The Company continues to assess the potential impact of Pillar Two and monitor developments in legislation, regulation, and interpretive guidance in this area.

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
The Company’s operations are classified into two reportable business segments: Tools & Outdoor and Industrial.
Tools & Outdoor:

(Millions of Dollars)	2024	2023	2022
Net sales	$13,304	$13,367	$14,424
Segment profit	$1,197	$688	$972
% of Net sales	9.0%	5.1%	6.7%
Tools & Outdoor net sales decreased $62.9 million, or 1%, in 2024 compared to 2023 as a 1% increase in volume was more than offset by a 1% decrease in both price and foreign currency. Organic revenue was flat as growth in DEWALT® was offset by the weak consumer and DIY backdrop. Organic revenue decreased 1% in North America, remained flat in Europe, and increased 6% in the rest of the world.

Segment profit amounted to $1,197.4 million, or 9.0% of net sales, in 2024 compared to $687.6 million, or 5.1% of net sales, in 2023. Excluding Non-GAAP adjustments of $143.1 million and $196.7 million in 2024 and 2023, respectively, segment profit amounted to 10.1% of net sales in 2024 compared to 6.6% of net sales in 2023, primarily due to supply chain transformation benefits and lower inventory destocking costs, which were partially offset by growth investments.

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
Industrial:

(Millions of Dollars)	2024	2023	2022
Net sales	$2,062	$2,414	$2,523
Segment profit	$255	$267	$236
% of Net sales	12.4%	11.0%	9.4%
Industrial net sales decreased $352.5 million, or 15%, in 2024 compared to 2023, as a 1% increase in price was more than offset by a 13% decrease from the Infrastructure divestiture, a 2% decrease in volume, and a 1% decrease from foreign currency. Engineered Fastening organic revenues increased 2% as aerospace and general industrial growth was partially offset by market softness in automotive.

Segment profit totaled $254.9 million, or 12.4% of net sales, in 2024 compared to $266.5 million, or 11.0% of net sales, in 2023. Excluding Non-GAAP adjustments of $3.6 million and $18.7 million in 2024 and 2023, respectively, segment profit amounted to 12.5% of net sales in 2024 compared to 11.8% of net sales in 2023, as lower volume in automotive was more than offset by price realization and cost control.

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

Corporate Overhead

Corporate Overhead includes the corporate overhead element of SG&A, which is not allocated to the business segments. Corporate Overhead amounted to $270.6 million, $312.2 million, and $294.0 million in 2024, 2023, and 2022, respectively. Excluding Non-GAAP adjustments of $23.4 million, $50.9 million, and $64.5 million in 2024, 2023, and 2022, respectively, the Corporate Overhead element of SG&A was $247.2 million, $261.3 million, and $229.5 million in 2024, 2023, and 2022, respectively. The year-over-year decrease in 2024 compared to 2023 was primarily driven by the Company’s ongoing efforts to simplify the corporate cost structure and reduce indirect spend. The year-over-year increase in 2023 compared to 2022 was primarily driven by higher employee-related variable compensation costs.

RESTRUCTURING ACTIVITIES
A summary of the restructuring reserve activity from December 30, 2023 to December 28, 2024 is as follows:

(Millions of Dollars)	December 30, 2023	Net Additions	Usage	Currency	December 28, 2024
Severance and related costs	$25.8	$49.0	$(50.3)	$0.8	$25.3
Facility closures and other	3.1	50.9	(33.9)	—	20.1
Total	$28.9	$99.9	$(84.2)	$0.8	$45.4

During 2024, the Company recognized net restructuring charges of approximately $100 million, primarily related to severance and facility closures associated with the supply chain transformation. The Company expects to achieve annual net cost savings of approximately $129 million by the end of 2025 related to the restructuring costs incurred during 2024. The majority of the $45 million of reserves remaining as of December 28, 2024 is expected to be utilized within the next twelve months.

During 2023, the Company recognized net restructuring charges of approximately $39 million, primarily related to severance and facility closures associated with the footprint rationalization actions under the supply chain transformation. The Company estimates that these actions resulted in net cost savings of approximately $45 million in 2024.

During 2022, the Company recognized net restructuring charges of approximately $141 million, primarily related to severance and related costs, including SG&A cost actions under the Global Cost Reduction Program. The Company estimates that these actions resulted in net cost savings of approximately $300 million in 2023.

Segments: The $100 million of net restructuring charges in 2024 includes: $84 million pertaining to the Tools & Outdoor segment; $8 million pertaining to the Industrial segment; and $8 million pertaining to Corporate.

The anticipated annual net cost savings of approximately $129 million related to the 2024 restructuring actions include: $109 million in the Tools & Outdoor segment; $7 million in the Industrial segment; and $13 million in Corporate.

2025 PLANNING ASSUMPTIONS

This discussion of certain planning assumptions is intended to provide broad insight into the Company's near-term earnings and cash flow generation prospects. The Company's planning assumptions for 2025 are for diluted earnings per share on a GAAP basis to be $4.05 (+/- $0.65), diluted earnings per share excluding Non-GAAP adjustments to be $5.25 (+/- $0.50), and free cash flow to be $750 million (+/- $100 million). These planning assumptions exclude the impact of new 2025 tariffs.

The difference between the planning assumptions for 2025 diluted earnings per share on a GAAP basis and diluted earnings per share excluding Non-GAAP adjustments is approximately $1.05 to $1.35, consisting primarily of charges related to the supply chain transformation under the Global Cost Reduction Program.

FINANCIAL CONDITION
Liquidity, Sources and Uses of Capital: The Company’s primary sources of liquidity are cash flows generated from operations and available lines of credit under various credit facilities.

Operating Activities: Cash flows provided by operations were $1.107 billion in 2024 compared to $1.191 billion in 2023 as higher earnings were more than offset by lower cash flows from working capital due to the significant inventory reduction in 2023.

In 2023, cash flows provided by operations were $1.191 billion compared to cash used in operations of $1.460 billion in 2022. The year-over-year change was primarily driven by the Company's focus on reducing inventory, as evidenced by a decline of $1.123 billion in inventory in 2023.

Free Cash Flow: Free cash flow, as defined in the table below, was an inflow of $753 million in 2024 compared to an inflow of $853 million in 2023 and an outflow of $1.990 billion in 2022. The year-over-year changes in free cash flow are due to the same factors discussed above in operating activities. Management considers free cash flow an important indicator of its liquidity and capital efficiency, as well as its ability to fund future growth and provide dividends to shareowners, and is useful information for investors. Free cash flow does not include deductions for mandatory debt service, other borrowing activity, discretionary dividends on the Company’s common stock and business acquisitions, among other items.

(Millions of Dollars)	2024	2023	2022
Net cash provided by (used in) operating activities	$1,107	$1,191	$(1,460)
Less: capital and software expenditures	(354)	(338)	(530)
Free cash flow	$753	$853	$(1,990)
Investing Activities: Cash flows provided by investing activities totaled $394 million in 2024 primarily due to net proceeds from sales of businesses of $736 million, partially offset by capital and software expenditures of $354 million.

Cash flows used in investing activities in 2023 totaled $328 million, primarily due to capital and software expenditures of $338 million.

Cash flows provided by investing activities in 2022 totaled $3.573 billion, primarily due to proceeds from the Security and Oil & Gas divestitures, net of cash sold, of $4.147 billion, partially offset by capital and software expenditures of $530 million.

Financing Activities: Cash flows used in financing activities totaled $1.557 billion in 2024 primarily driven by net repayments of short-term commercial paper borrowings of $1.057 billion and cash dividend payments on common stock of $491 million.

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

Fluctuations in foreign currency rates negatively impacted cash by $106 million in 2024 and $32 million in 2022, due to the strengthening of the U.S. dollar against other currencies. Fluctuations in foreign currency rates positively impacted cash by $2 million in 2023 due to the weakening of the U.S. dollar against other currencies.

Refer to Note G, Long-Term Debt and Financing Arrangements, and Note I, Capital Stock, for further discussion regarding the Company's debt and equity arrangements.
Credit Ratings and Liquidity:
The Company maintains investment grade credit ratings from the major U.S. rating agencies on its senior unsecured debt (S&P A-, Fitch BBB+, Moody's Baa3), as well as its commercial paper program (S&P A-2, Fitch F2, Moody's P-3). There were no changes to any of the Company's credit ratings during 2024. Failure to maintain investment grade rating levels could adversely affect the Company’s cost of funds, liquidity, and access to capital markets, but would not have an adverse effect on the Company’s ability to access its existing committed credit facilities.

Cash and cash equivalents totaled $291 million as of December 28, 2024, which was primarily held in foreign jurisdictions. Cash and cash equivalents totaled $449 million as of December 30, 2023, of which approximately 50% was held in foreign jurisdictions.

As a result of the Tax Cuts and Jobs Act (the "Act"), the Company's tax liability related to the one-time transition tax associated with unremitted foreign earnings and profits totaled $110 million at December 28, 2024. The Act permits a U.S. company to elect to pay the net tax liability interest-free over a period of up to eight years. See the "Contractual Obligations" table below for the estimated amounts due by period. The Company has considered the implications of paying the required one-time transition tax and believes it will not have a material impact on its liquidity.
The Company has a $3.5 billion commercial paper program which includes Euro denominated borrowings in addition to U.S. Dollars. As of December 28, 2024, the Company had no commercial paper borrowings outstanding. As of December 30, 2023, the Company had $1.1 billion of borrowings outstanding, of which $399.7 million in Euro denominated commercial paper was designated as a net investment hedge. Refer to Note H, Financial Instruments, for further discussion.

In June 2024, the Company amended and restated its existing five-year $2.5 billion committed credit facility with the concurrent execution of a new five year $2.25 billion committed credit facility (the “5-Year Credit Agreement”). Borrowings under the 5-Year Credit Agreement may be made in U.S. Dollars, Euros or Pounds Sterling. A sub-limit of an amount equal to the Euro equivalent of $800.0 million is designated for swing line advances. Borrowings bear interest at a floating rate plus an applicable margin dependent upon the denomination of the borrowing and specific terms of the 5-Year Credit Agreement. The Company must repay all advances under the 5-Year Credit Agreement by the earlier of June 28, 2029 or upon termination. The 5-Year Credit Agreement is designated to be a liquidity back-stop for the Company's $3.5 billion U.S. Dollar and Euro commercial paper program. As of December 28, 2024 and December 30, 2023, the Company had not drawn on its five-year committed credit facility.

In June 2024, the Company terminated its 364-Day $1.5 billion committed credit facility ("the 2023 Syndicated 364-Day Credit Agreement") dated September 2023. There were no outstanding borrowings under the 2023 Syndicated 364-Day Credit Agreement upon termination and as of December 30, 2023. Contemporaneously, the Company entered into a new $1.25 billion syndicated 364-Day Credit Agreement (the "2024 Syndicated 364-Day Credit Agreement") which is a revolving credit loan. The borrowings under the 2024 Syndicated 364-Day Credit Agreement may be made in U.S. Dollars or Euros and bear interest at a floating rate plus an applicable margin dependent upon the denomination of the borrowing and pursuant to the terms of the 2024 Syndicated 364-Day Credit Agreement. The Company must repay all advances under the 2024 Syndicated 364-Day Credit Agreement by the earlier of June 27, 2025 or upon termination. The Company may, however, convert all advances outstanding upon termination into a term loan that shall be repaid in full no later than the first anniversary of the termination date provided that the Company, among other things, pays a fee to the administrative agent for the account of each lender. The 2024 Syndicated 364-Day Credit Agreement serves as part of the liquidity back-stop for the Company’s $3.5 billion U.S. Dollar and Euro commercial paper program. As of December 28, 2024, the Company had not drawn on its 2024 Syndicated 364-Day Credit Agreement.

The 5-Year Credit Agreement and the 2024 Syndicated 364-Day Credit Agreement, as described above, contain customary affirmative and negative covenants, including but not limited to, maintenance of an interest coverage ratio. The interest coverage ratio tested for covenant compliance compares adjusted Earnings Before Interest, Taxes, Depreciation and Amortization to adjusted net Interest Expense ("Adjusted EBITDA"/"Adjusted Net Interest Expense"). The Company must maintain, for each period of four consecutive fiscal quarters of the Company, an interest coverage ratio of not less than 3.50 to 1.00, provided that the Company is only required to maintain an interest coverage ratio of not less than (i) 1.50 to 1.00 for any four fiscal quarter period ending on or before the end of the Company’s second fiscal quarter of 2024, and (ii) 2.50 to 1.00 for any four fiscal quarter period ending after the Company’s second fiscal quarter of 2024 through and including the Company’s second fiscal quarter of 2025. For purposes of calculating the Company’s compliance with the interest coverage ratio, as defined in each credit agreement, the Company is permitted to increase EBITDA to allow for additional adjustment addbacks incurred prior to the end of the Company’s second fiscal quarter of 2025, provided that (A) the sum of the applicable adjustment addbacks incurred through and including the Company’s second fiscal quarter of 2024 may not exceed $500 million in the aggregate, and (B) the sum of the applicable adjustment addbacks incurred from the Company’s third fiscal quarter of 2024 through and including the Company’s second fiscal quarter of 2025 may not exceed $250 million in the aggregate; provided, further, that the sum of the applicable adjustment addbacks for any four consecutive fiscal quarter period may not exceed $500 million in the aggregate.

In addition, the Company has other short-term lines of credit that are primarily uncommitted, with numerous banks, aggregating to $296 million, of which approximately $206 million was available at December 28, 2024 and approximately $90 million of the short-term credit lines were utilized primarily pertaining to outstanding letters of credit for which there are no required or reported debt balances. Short-term arrangements are reviewed annually for renewal.
At December 28, 2024, the aggregate amount of short-term and long-term committed and uncommitted lines of credit was approximately $3.8 billion. The weighted-average interest rates on U.S. dollar denominated short-term borrowings for the years ended December 28, 2024 and December 30, 2023 were 5.6% and 5.1%, respectively. The weighted-average interest rates on Euro denominated short-term borrowings for the years ended December 28, 2024 and December 30, 2023 were 3.9% and 3.5%, respectively.
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

Refer to Note G, Long-Term Debt and Financing Arrangements, and Note I, Capital Stock, for further discussion regarding the Company's debt and equity arrangements.
Contractual Obligations: The following table summarizes the Company’s significant contractual and other obligations that impact its liquidity:

Payments Due by Period
(Millions of Dollars)	Total	2025	2026-2027	2028-2029	Thereafter
Long-term debt (a)	$6,152	$501	$901	$1,100	$3,650
Interest payments on long-term debt (b)	2,977	228	378	286	2,085
Lease obligations	565	130	196	122	117
Inventory purchase commitments (c)	713	708	5	—	—
Deferred compensation	27	—	1	—	26
Marketing commitments	62	35	27	—	—
Forward stock purchase contract (d)	350	—	350	—	—
Pension funding obligations (e)	30	30	—	—	—
U.S. income tax (f)	110	110	—	—	—
Supplier agreements (g)	161	101	60	—	—
Derivatives (h)	12	12	—	—	—
Total contractual cash obligations	$11,159	$1,855	$1,918	$1,508	$5,878

(a)Future payments on long-term debt encompass all payments related to aggregate debt maturities, excluding certain fair value adjustments included in long-term debt, as discussed further in Note G, Long-Term Debt and Financing Arrangements.
(b)Future interest payments on long-term debt reflect the applicable interest rate in effect at December 28, 2024.
(c)Inventory purchase commitments primarily consist of open purchase orders to purchase raw materials, components, and sourced products.
(d)In March 2015, the Company entered into a forward share purchase contract with a financial institution counterparty which obligates the Company to pay $350 million, plus an additional amount related to the forward component of the contract. In June 2024, the Company amended the settlement date to June 2026, or earlier at the Company's option. See Note I, Capital Stock, for further discussion.
(e)This amount principally represents contributions either required by regulations or laws or, with respect to unfunded plans, necessary to fund current benefits. The Company has not presented estimated pension and post-retirement funding beyond 2025 as funding can vary significantly from year to year based upon changes in the fair value of the plan assets, actuarial assumptions, and curtailment/settlement actions.
(f)Income tax liability for the one-time deemed repatriation tax on unremitted foreign earnings and profits.
(g)Supplier agreements with long-term minimum material purchase requirements and freight forwarding arrangements.
(h)Future cash flows on derivative instruments reflect the fair value and accrued interest as of December 28, 2024. The ultimate cash flows on these instruments will differ, perhaps significantly, based on applicable market interest and foreign currency rates at their maturity.

To the extent the Company can reliably determine when payments will occur, the related amounts will be included in the table above. However, due to the high degree of uncertainty regarding the timing of potential future cash flows associated with the contingent consideration liability related to the Craftsman acquisition and the unrecognized tax liabilities of $167 million and $518 million, respectively, at December 28, 2024, the Company is unable to make a reliable estimate of when (if at all) these amounts may be paid. Refer to Note L, Fair Value Measurements, and Note P, Income Taxes, for further discussion.

Payments of the above contractual and other obligations (with the exception of payments related to debt principal, the forward stock purchase contract, and tax obligations) will typically generate a cash tax benefit such that the net cash outflow will be lower than the gross amounts summarized above.

Other Significant Commercial Commitments:

Amount of Commitment Expirations Per Period
(Millions of Dollars)	Total	2025	2026-2027	2028-2029	Thereafter
U.S. lines of credit	$3,500	$1,250	$—	$2,250	$—
Short-term borrowings, long-term debt and lines of credit are explained in detail within Note G, Long-Term Debt and Financing Arrangements.
MARKET RISK
Market risk is the potential economic loss that may result from adverse changes in the fair value of financial instruments, currencies, commodities and other items traded in global markets. The Company is exposed to market risk from changes in foreign currency exchange rates, interest rates, stock prices, bond prices and commodity prices, amongst others.
Exposure to foreign currency risk results because the Company, through its global businesses, enters into transactions and makes investments denominated in multiple currencies. The Company’s predominant currency exposures are related to the Euro, Canadian Dollar, British Pound, Australian Dollar, Brazilian Real, Chinese Renminbi and the Taiwan Dollar. Certain cross-currency trade flows arising from both trade and affiliate sales and purchases are consolidated and netted prior to obtaining risk protection through the use of various derivative financial instruments which may include: purchased basket options, purchased options, collars, cross-currency swaps and currency forwards. The Company is thus able to capitalize on its global positioning by taking advantage of naturally offsetting exposures and portfolio efficiencies to reduce the cost of purchasing derivative protection. At times, the Company also enters into foreign exchange derivative contracts to reduce the earnings and cash flow impacts of non-functional currency denominated receivables and payables, primarily for affiliate transactions. Gains and losses from these hedging instruments offset the gains or losses on the underlying net exposures. Management determines the nature and extent of currency hedging activities, and in certain cases, may elect to allow certain currency exposures to remain un-hedged. The Company may also enter into cross-currency swaps and forward contracts to hedge the net investments in certain subsidiaries and better match the cash flows of operations to debt service requirements. Management estimates the foreign currency impact from its derivative financial instruments outstanding at the end of 2024 would have been an incremental pre-tax loss of approximately $45 million based on a hypothetical 10% adverse movement in all net derivative currency positions. The Company follows risk management policies in executing derivative financial instrument transactions, and does not use such instruments for speculative purposes. The Company generally does not hedge the translation of its non-U.S. dollar earnings in foreign subsidiaries, but may choose to do so in certain instances in future periods.
As mentioned above, the Company routinely has cross-border trade and affiliate flows that cause an impact on earnings from foreign exchange rate movements. The Company is also exposed to currency fluctuation volatility from the translation of foreign earnings into U.S. dollars and the economic impact of foreign currency volatility on monetary assets held in foreign currencies. It is more difficult to quantify the transactional effects from currency fluctuations than the translational effects. Aside from the use of derivative instruments, which may be used to mitigate some of the exposure, transactional effects can potentially be influenced by actions the Company may take. For example, if an exposure occurs from a European entity sourcing product from a U.S. supplier it may be possible to change to a European supplier. Management estimates the combined translational and transactional impact, on pre-tax earnings, of a 10% overall movement in exchange rates is approximately $237 million. In 2024, translational and transactional foreign currency fluctuations negatively impacted pre-tax earnings from continuing operations by approximately $49 million.
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
The Company’s primary exposure to interest rate risk comes from its commercial paper program in which the pricing is partially based on short-term U.S. interest rates. The impact of a hypothetical 10% increase in the average interest rate of the Company’s average commercial paper borrowings outstanding during 2024 would have been an incremental pre-tax loss of approximately $5 million. The Company had no outstanding commercial paper borrowings at December 28, 2024.
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

The Company has $118.7 million of liabilities as of December 28, 2024 pertaining to unfunded defined contribution plans for certain U.S. employees for which there is mark-to-market exposure.
The assets held by the Company’s defined benefit plans are exposed to fluctuations in the market value of securities, primarily global stocks and fixed-income securities. The Company employs diversified asset allocations to help mitigate this risk. The Company's investment strategy for pension assets focuses on a liability-matching approach with gradual de-risking taking place over a period of many years to effectively manage portfolio risk. The Company utilizes the current funded status to transition the portfolio toward investments that better match the duration and cash flow attributes of the underlying liabilities. In 2024, investment gains resulted in an increase of $15 million to pension plan assets. In 2023 and 2022, investment returns on pension plan assets resulted in an increase of $144 million and a decrease of $560 million, respectively. The funded status percentage (total plan assets divided by total projected benefit obligation) of all global pension plans was 90% in 2024 and 87% in both 2023 and 2022. The Company expects funding obligations on its defined benefit plans to be approximately $30 million in 2025. Management has worked to minimize this exposure by freezing and terminating defined benefit plans where appropriate. Refer to Note K, Employee Benefit Plans, for further discussion regarding the Company's pension plans.
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
GOODWILL AND INTANGIBLE ASSETS — The Company acquires businesses in purchase transactions that result in the recognition of goodwill and intangible assets. The determination of the value of intangible assets requires management to make estimates and assumptions. In accordance with Accounting Standards Codification ("ASC") 350-20, Goodwill, acquired goodwill and indefinite-lived intangible assets are not amortized but are subject to impairment testing at least annually or when an event occurs or circumstances change that indicate it is more likely than not an impairment exists. Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. At December 28, 2024, the Company reported $7.906 billion of goodwill, $2.348 billion of indefinite-lived trade names and $1.383 billion of net definite-lived intangibles.
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
As required by the Company’s policy, goodwill was tested for impairment in the third quarter of 2024. In accordance with Accounting Standards Update ("ASU") 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment, companies are permitted to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test. Impairment tests are completed separately with respect to the goodwill of each of the Company’s reporting units. For its annual impairment testing performed in the third quarter of 2024, the Company applied a quantitative test for each of its reporting units using a discounted cash flow valuation model. Based on the results of the Company’s annual impairment testing, it was determined that the fair value of each of its reporting units was in excess of its carrying amount.
With respect to the quantitative tests, the key assumptions applied to the cash flow projections were a discount rate of 10% for both reporting units, near-term revenue growth rates over the next six years, which represented cumulative annual growth rates ranging from approximately 4.0% to 4.5%, and perpetual growth rates of 3%. These assumptions contemplated business, market and overall economic conditions. Based on the results of this testing, the Company determined that the fair value for each of the reporting units exceeded its carrying amount in excess of 30%. Furthermore, management performed sensitivity analyses on the estimated fair values from the discounted cash flow valuation models utilizing more conservative assumptions that reflect reasonably likely future changes in the discount rate and perpetual growth rate. The discount rate was increased by 100 basis points with no impairment indicated. The perpetual growth rate was decreased by 150 basis points with no impairment indicated.
The Company also tested its indefinite-lived trade names for impairment during the third quarter of 2024 utilizing a discounted cash flow model. The key assumptions used included discount rates, royalty rates, and perpetual growth rates applied to the projected sales. With the exception of the Lenox trade name discussed below, the Company determined that the fair values of its indefinite-lived trade names exceeded their respective carrying amounts.
During 2024, the Company continued its brand prioritization and investment strategy for its major brands, while leveraging certain of its specialty brands in a more focused manner. As a result of these ongoing brand prioritization efforts, the Company recognized a $41.0 million pre-tax, non-cash impairment charge related to the Lenox trade name in the third quarter of 2024. Subsequent to this impairment charge, the Lenox trade name carrying value totaled $115.0 million. In the third quarter of 2023, the Company recognized a $124.0 million pre-tax, non-cash impairment charge related to the Irwin and Troy-Bilt trade names. Subsequent to this impairment charge, the carrying value of the Irwin and Troy-Bilt trade names totaled $113.0 million. The Company intends to continue utilizing these trade names indefinitely, which represented approximately 6% of 2024 net sales for the Tools & Outdoor segment.
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
DEFINED BENEFIT OBLIGATIONS — The valuation of pension and other postretirement benefits costs and obligations is dependent on various assumptions. These assumptions, which are updated annually, include discount rates, expected return on plan assets, future salary increase rates, and health care cost trend rates. The Company considers current market conditions, including interest rates, to establish these assumptions. Discount rates are developed considering the yields available on high-quality fixed income investments with maturities corresponding to the duration of the related benefit obligations. The Company’s weighted-average discount rates used to determine benefit obligations at December 28, 2024 for the United States and international pension plans were 5.55% and 5.04%, respectively. The Company’s weighted-average discount rates used to determine benefit obligations at December 30, 2023 for the United States and international pension plans were 5.04% and 4.43%, respectively. As discussed further in Note K, Employee Benefit Plans, the Company develops the expected return on plan assets considering various factors, which include its targeted asset allocation percentages, historic returns, and expected future returns. The Company’s expected rate of return assumptions for the United States and international pension plans were 6.47% and 5.45%, respectively, at December 28, 2024. The Company will use a 6.57% weighted-average expected rate of return assumption to determine the 2025 net periodic benefit cost. A 25 basis point reduction in the expected rate of return assumption would increase 2025 net periodic benefit cost by approximately $4 million on a pre-tax basis.
The Company believes that the assumptions used are appropriate; however, differences in actual experience or changes in the assumptions may materially affect the Company’s financial position or results of operations. To the extent that actual (newly measured) results differ from the actuarial assumptions, the difference is recognized in accumulated other comprehensive loss, and, if in excess of a specified corridor, amortized over future periods. The expected return on plan assets is determined using the expected rate of return and the fair value of plan assets. Accordingly, market fluctuations in the fair value of plan assets can affect the net periodic benefit cost in the following year. The projected benefit obligation for defined benefit plans exceeded the fair value of plan assets by $218 million at December 28, 2024. A 25 basis point reduction in the discount rate would have increased the projected benefit obligation by approximately $44 million at December 28, 2024. The primary Black & Decker U.S. pension and post-employment benefit plans were curtailed in late 2010, as well as the only material Black & Decker international plan, and in their place the Company implemented defined contribution benefit plans. The vast majority of the projected benefit obligation pertains to plans that have been frozen; the remaining defined benefit plans that are not frozen are predominantly small domestic union plans and those that are statutorily mandated in certain international jurisdictions. The Company recognized approximately $24 million of defined benefit plan expense in 2024, which may fluctuate in future years depending upon various factors including future discount rates and actual returns on plan assets.
Additional information regarding the Company's pension plans is available in Note K, Employee Benefit Plans.

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
As of December 28, 2024, the Company had reserves of $275 million for remediation activities associated with Company-owned properties as well as for Superfund sites, for losses that are probable and estimable. As of December 28, 2024, the range of environmental remediation costs that is reasonably possible is $192 million to $408 million which is subject to change in the near term. The Company may be liable for environmental remediation of sites it no longer owns. Liabilities have been recorded on those sites in accordance with this policy.
Additional information regarding environmental matters is available in Note R, Contingencies.
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
Additional information regarding income taxes is available in Note P, Income Taxes.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any goals, projections, planning assumptions or guidance of earnings, income, revenue, margins, costs or sales, sales growth, profitability or other financial items; any statements of the plans, strategies and objectives of management for future operations, including expectations around the Company's ongoing transformation; future market share gain, any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements concerning future dividends or share repurchases; any statements relating to initiatives concerning environmental, social and governance matters; any statements of beliefs, plans, intentions or expectations; any statements and assumptions regarding possible tariff and tariff impact projections and related mitigation plans; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include, among others, the words “may,” “will,” “estimate,” “intend,” “could,” “project,” “plan,” “continue,” “believe,” “expect,” “anticipate,” “run-rate,” “annualized,” “forecast,” “commit,” “objective,” “goal,” “prospect,” “target,” “design,” “on-track,” “position or positioning,” “guidance,” “aim,” “multi-year” or any other similar words.
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
Important factors that could cause the Company's actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in its forward-looking statements include, among others, the following: (i) successfully developing, marketing and achieving sales from new products and services and the continued acceptance of current products and services; (ii) macroeconomic factors, including global and regional business conditions, commodity prices, inflation and deflation, interest rate volatility, currency exchange rates, and uncertainties in the global financial markets related to the recent failures of several financial institutions; (iii) laws, regulations and governmental policies affecting the Company's activities in the countries where it does business, including those related to tariffs, taxation, data privacy, anti-bribery, anti-corruption, government contracts, trade controls such as section 301 tariffs and section 232 steel and aluminum tariffs, and import and export controls; (iv) the Company’s ability to predict the timing and extent of any trade related regulations, restrictions and tariffs as well as its ability to successfully assess the impact to its business of, and mitigate or respond to macroeconomic or trade and tariff changes or policies; (v) the economic, political, cultural and legal environment in Europe and the emerging markets in which the Company generates sales, particularly Latin America and China; (vi) realizing the anticipated benefits of mergers, acquisitions, joint ventures, strategic alliances or divestitures; (vii) pricing pressure and other changes within competitive markets; (viii) availability and price of raw materials, component parts, freight, energy, labor and sourced finished goods; (ix) the impact that the tightened credit markets may have on the Company or its customers or suppliers; (x) the extent to which the Company has to write off accounts receivable, inventory or other assets or experiences supply chain disruptions in connection with bankruptcy filings by customers or suppliers; (xi) the Company's ability to identify and effectively execute productivity improvements and cost reductions; (xii) potential business, supply chain and distribution disruptions, including those related to physical security threats, information technology or cyber-attacks, epidemics, natural disasters or pandemics, sanctions, political unrest, war or terrorism, including the conflicts between Russia and Ukraine, and Israel and Hamas and tensions or conflicts in South Korea, China, Taiwan and the Middle East; (xiii) the continued consolidation of customers, particularly in consumer channels, and the Company’s continued reliance on significant customers; (xiv) managing franchisee relationships; (xv) the impact of poor weather conditions and climate change and risks related to the transition to a lower-carbon economy, such as the Company's ability to successfully adopt new technology, meet market-driven demands for carbon neutral and renewable energy technology, or to comply with changes in environmental regulations or requirements, which may be more stringent and complex, impacting its manufacturing facilities and business operations as well as remediation plans and costs relating to any of its current or former locations or other sites; (xvi) maintaining or improving production rates in the Company's manufacturing facilities, responding to significant changes in customer preferences or expectations, product demand and fulfilling demand for new and existing products, and learning, adapting and integrating new technologies into products, services and processes; (xvii) changes in the competitive landscape in the Company's markets; (xviii) the Company's non-U.S. operations, including sales to non-U.S. customers; (xix) the impact from demand changes within world-wide markets associated with construction and housing, general industrial, automotive, aerospace, outdoor and other markets which the Company serves; (xx) potential adverse developments in new or pending litigation and/or government investigations; (xxi) the incurrence of debt and changes in the Company's ability to obtain debt on commercially reasonable terms and at competitive rates; (xxii) substantial pension and other postretirement benefit obligations; (xxiii) potential regulatory liabilities, including environmental, privacy, data breach, workers compensation and product liabilities; (xxiv) attracting, developing and retaining senior management and other key employees, managing a workforce in many jurisdictions, labor shortages, work stoppages or other labor disruptions; (xxv) the Company's ability to keep abreast with the pace of technological change; (xxvi) changes in accounting estimates; (xxvii) the Company’s ability to protect its intellectual property rights and to maintain its public reputation and the strength of its brands; (xxviii) critical or negative publicity, including on social media, whether or not accurate, concerning the Company’s brands, products, culture, key employees or suppliers, or initiatives, and the Company's handling of diverging stakeholder expectations regarding the same, and (xxix) the Company’s ability to implement, and achieve the expected benefits (including cost savings and reduction in working capital) from, its Global Cost Reduction Program including: continuing to advance innovation, electrification and global market penetration to achieve mid-single digit organic revenue growth; streamlining and simplifying the organization, and investing in initiatives that more directly impact the Company's customers and end users; returning adjusted gross margins to historical 35%+ levels by accelerating the supply chain transformation to leverage material productivity, drive operational excellence, rationalize manufacturing and distribution networks, including consolidating facilities and optimizing the distribution network, and reduce complexity of the product portfolio; improving fill rates and matching inventory with customer demand; prioritizing cash flow generation and inventory optimization; delivering operational excellence through efficiency, simplified organizational design; and reducing complexity through platforming products and implementing initiatives to drive a SKU reduction.
Additional factors that could cause actual results to differ materially from forward-looking statements are set forth in this Annual Report on Form 10-K, including under the headings “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the Consolidated Financial Statements and the related Notes, and other filings with the Securities and Exchange Commission.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company incorporates by reference the material captioned “Market Risk” in Item 7 and in Note H, Financial Instruments, of the Notes to Consolidated Financial Statements in Item 8.
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
Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 28, 2024. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control — Integrated Framework (2013 Framework). Management concluded that based on its assessment, the Company’s internal control over financial reporting was effective as of December 28, 2024. Ernst & Young LLP, the auditor of the financial statements included in this annual report, has issued an attestation report on the registrant’s internal control over financial reporting, a copy of which appears on page 61.
Under the supervision and with the participation of management, including the Company’s President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, the Company has, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined under Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Company’s President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer have concluded that, as of December 28, 2024, the Company’s disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 28, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION

During the three months ended December 28, 2024, no director or Section 16 officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT
The information required by this Item, except for the identification of the executive officers of the Company presented in Part I of this Annual Report on Form 10-K under the caption "Information About Our Executive Officers," and certain information with respect to the Company’s Code of Business Ethics and any material changes to the procedures by which shareholders may recommend nominees to the Company’s Board of Directors, as set forth below, is incorporated herein by reference to the information set forth in the section of the Company’s definitive proxy statement (which will be filed pursuant to Regulation 14A under the Exchange Act within 120 days after the close of the Company’s fiscal year) under the headings “Delinquent Section 16(a) Reports,” “Corporate Governance,” “Information Concerning Nominees for Election as Directors,” “Board of Directors,” and “Insider Trading Policy.”
Available on the Company's website at https://www.stanleyblackanddecker.com under the “Investors” heading is the Code of Business Ethics applicable to all of its directors and officers, including the President and Chief Executive Officer, Executive Vice President and Chief Financial Officer, and Chief Accounting Officer, and employees worldwide, as well as the Supplemental Code of Ethics for CEO and Senior Financial Officers, applicable to the Company’s President and Chief Executive Officer, and all senior financial officers, including the Executive Vice President and Chief Financial Officer and Chief Accounting Officer. The Company intends to post on its website required information regarding any amendment to, or waiver from, the Code of Business Ethics or the Code of Ethics for CEO and Senior Financial Officers that applies to the Company's President and Chief Executive Officer and senior financial officers within four business days after any such amendment or waiver.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference to the information set forth under the sections entitled “Compensation Discussion & Analysis,” “2024 Executive Compensation,” “Director Compensation,” and “Compensation and Talent Development Committee Report” of the Company’s definitive proxy statement, which will be filed pursuant to Regulation 14A under the Exchange Act within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
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
EQUITY COMPENSATION PLAN INFORMATION
Compensation plans under which the Company’s equity securities are authorized for issuance at December 28, 2024 follow:

	(A)		(B)		(C)
Plan Category	Number of securities to be issued upon exercise of outstanding options and stock awards		Weighted-average exercise price of outstanding options		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	8,580,642	(1)	$128.59	(2)	6,791,483	(3)
Equity compensation plans not approved by security holders (4)	—		—		—
Total	8,580,642		$128.59		6,791,483

(1)Consists of 5,918,571 shares underlying outstanding stock options (whether vested or unvested) with a weighted-average exercise price of $128.59 and a weighted-average remaining term of 5.8 years; 2,499,131 shares underlying time-vesting restricted stock units that have not yet vested and the maximum number of shares that will be issued pursuant to outstanding performance awards if all established goals are met; and 162,940 of shares earned but related to which participants elected deferral of delivery. All stock-based compensation plans are discussed in Note I, Capital Stock, of the Notes to Consolidated Financial Statements in Item 8.
(2)There is no cost to the recipient for shares issued pursuant to time-vesting restricted stock units or performance awards. Because there is no strike price applicable to these stock awards they are excluded from the weighted-average exercise price which pertains solely to outstanding stock options.
(3)Consists of 921,982 of shares available for purchase under the employee stock purchase plan ("ESPP") at the election of employees and 5,869,501 securities available for future grants under stock-based compensation plans. On April 26, 2024, the Company’s shareholders approved the adoption of the 2024 Omnibus Award Plan (the “2024 Plan”), which was approved by the Board of Directors on February 27, 2024. Subject to adjustment as provided in the 2024 Plan, up to an aggregate of (i) 9,320,000 shares of the Company’s common stock may be issued in connection with awards under the 2024 Plan, less (ii) the shares covered by awards granted under the 2022 Omnibus Award Plan (the “2022 Plan”) following December 31, 2023, plus (iii) any shares that become available for awards in accordance with the terms of the 2024 Plan, including as a result of forfeitures under the 2022 Plan or other prior plans. No further awards will be issued under the Company's 2022 Plan.
(4)U.S. non-highly compensated employees are eligible to contribute from 1% to 25% of their salary to a qualified tax deferred savings plan as described in the Employee Stock Ownership Plan ("ESOP") section of Note K, Employee Benefit Plans, of the Notes to the Consolidated Financial Statements in Item 8. The Company contributes an amount equal to one half of the employee contribution up to the first 7% of salary. There is a non-qualified tax deferred savings plan for highly compensated salaried employees which mirrors certain qualified plan provisions, but was not specifically approved by security holders. Eligible highly compensated salaried U.S. employees are eligible to contribute from 1% to 50% of their salary to the non-qualified tax deferred savings plan. The same matching arrangement was provided for highly compensated salaried employees in the non-qualified plan, to the extent the match was not fully met in the qualified plan, except that the arrangement for these employees is outside of the ESOP, and is not funded in advance of distributions. If the Company decides to make matching contributions for a year, it will make contributions, in an amount determined at its discretion, that may constitute part or all of or more than the matching contributions that would have been made pursuant to the provisions of the Stanley Black & Decker Supplemental Retirement Account Plan that were in effect prior to 2019. For both qualified and non-qualified plans, the investment of the employee’s contribution and the Company’s matching contribution is controlled by the employee and may include an election to invest in Company stock. Shares of the Company’s common stock may be issued at the time of a distribution from the qualified plan. The number of securities remaining available for issuance under the plans at December 28, 2024 is not determinable, since the plans do not authorize a maximum number of securities.

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
3. Exhibits
See Exhibit Index in this Annual Report on Form 10-K on page 112.
(b) See Exhibit Index in this Annual Report on Form 10-K on page 112.
(c) The response in this portion of Item 15 is submitted as a separate section of this Annual Report on Form 10-K with an index thereto beginning on page 55.

FORM 10-K
ITEM 15(a) (1) AND (2)
STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Schedule II — Valuation and Qualifying Accounts is included in Item 15 (page 57).
Management’s Report on Internal Control Over Financial Reporting (page 58).
Report of Independent Registered Public Accounting Firm (PCAOB ID: 00042) — Financial Statement Opinion (page 59).
Report of Independent Registered Public Accounting Firm — Internal Control Opinion (page 61).
Consolidated Statements of Operations — fiscal years ended December 28, 2024, December 30, 2023, and December 31, 2022 (page 62).
Consolidated Statements of Comprehensive Income (Loss) — fiscal years ended December 28, 2024, December 30, 2023, and December 31, 2022 (page 63).
Consolidated Balance Sheets — December 28, 2024 and December 30, 2023 (page 64).
Consolidated Statements of Cash Flows — fiscal years ended December 28, 2024, December 30, 2023, and December 31, 2022 (page 65).
Consolidated Statements of Changes in Shareowners’ Equity — fiscal years ended December 28, 2024, December 30, 2023, and December 31, 2022 (page 67).
Notes to Consolidated Financial Statements (page 68).
Consent of Independent Registered Public Accounting Firm (Exhibit 23).
All other schedules are omitted because either they are not applicable or the required information is shown in the financial statements or the notes thereto.

ITEM 16. FORM 10-K SUMMARY
Not applicable.

Schedule II — Valuation and Qualifying Accounts
Stanley Black & Decker, Inc. and Subsidiaries
Fiscal years ended December 28, 2024, December 30, 2023, and December 31, 2022
(Millions of Dollars)

		ADDITIONS
	Beginning Balance	Charged To Costs And Expenses	Charged To Other Accounts (b)	(a) Deductions	Ending Balance
Allowance for Credit Losses:
Year Ended 2024	$76.6	$22.2	$9.0	$(23.1)	$84.7
Year Ended 2023	$106.6	$8.7	$9.5	$(48.2)	$76.6
Year Ended 2022	$95.9	$14.3	$16.9	$(20.5)	$106.6
Tax Valuation Allowance:
Year Ended 2024 (c)	$1,046.9	$31.5	$(1.0)	$(109.6)	$967.8
Year Ended 2023	$1,032.5	$38.4	$2.2	$(26.2)	$1,046.9
Year Ended 2022	$1,067.2	$21.2	$(5.9)	$(50.0)	$1,032.5

(a)With respect to the allowance for credit losses, deductions represent amounts charged-off less recoveries of accounts previously charged-off.
(b)Amounts represent the impact of foreign currency translation, acquisitions, divestitures and net transfers to/from other accounts.
(c)Refer to Note P, Income Taxes, of the Notes to Consolidated Financial Statements in Item 8 for further discussion.

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
Management has assessed the effectiveness of Stanley Black & Decker, Inc.’s internal control over financial reporting as of December 28, 2024. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control — Integrated Framework (2013 Framework). Management concluded that based on its assessment, Stanley Black & Decker, Inc.’s internal control over financial reporting was effective as of December 28, 2024. Ernst & Young LLP, Registered Public Accounting Firm included in this annual report, has issued an attestation report on the registrant’s internal control over financial reporting, a copy of which appears on page 61.

/s/ Donald Allan, Jr.
Donald Allan, Jr., President and Chief Executive Officer

/s/ Patrick Hallinan
Patrick Hallinan, Executive Vice President & Chief Financial Officer

Report of Independent Registered Public Accounting Firm
To the Shareowners and the Board of Directors of Stanley Black & Decker, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Stanley Black & Decker, Inc. (the Company) as of December 28, 2024 and December 30, 2023, the related consolidated statements of operations, comprehensive income (loss), shareowners’ equity and cash flows for each of the three years in the period ended December 28, 2024, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 28, 2024 and December 30, 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 28, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 18, 2025 expressed an unqualified opinion thereon.
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

Centredale Site Environmental Accrual
Description of the Matter
As described in Note R to the consolidated financial statements, the total environmental accrued liability as of December 28, 2024 is $275.4 million, which includes the cost estimate for the Centredale Manor Restoration Project Superfund Site (Centredale Site) in the amount of $161.8 million. The Company’s accrued liability represents estimated future environmental remediation costs based on currently available facts with respect to each individual site and includes such factors as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites.

Auditing the Company’s environmental accrued liability related to the Centredale Site was challenging and highly judgmental due to the significant estimation required to determine the future remediation costs. The Company’s methodology for estimating future remediation costs involves significant assumptions and inputs, including projected material volumes and disposal costs.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process to estimate the Centredale Site accrued liability. For example, we tested controls over the Company’s evaluation process over third-party consultants and management’s review of the estimates and key assumptions.

To test the estimated future remediation costs related to the Centredale Site, we performed audit procedures that included, among others, testing the key assumptions discussed above. We compared these assumptions to current industry and economic trends, and to actual historical costs related to remedial efforts. We made various inquiries of internal and external counsel and evaluated external communications, including those from the US Environmental Protection Agency, to evaluate the Company’s remediation methodology. We used our internal environmental specialists to assist in our evaluation of the methodology used and the significant assumptions and inputs used by the Company to determine the estimated future remediation costs.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1932.
Hartford, Connecticut
February 18, 2025

Report of Independent Registered Public Accounting Firm
To the Shareowners and the Board of Directors of Stanley Black & Decker, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Stanley Black & Decker, Inc.’s internal control over financial reporting as of December 28, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Stanley Black & Decker, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 28, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 28, 2024 and December 30, 2023, the related consolidated statements of operations, comprehensive income (loss), shareowners’ equity and cash flows for each of the three years in the period ended December 28, 2024, and the related notes and schedule listed in the Index at Item 15(a) and our report dated February 18, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Hartford, Connecticut
February 18, 2025

Consolidated Statements of Operations
Fiscal years ended December 28, 2024, December 30, 2023, and December 31, 2022
(Millions of Dollars, Except Per Share Amounts)

	2024	2023	2022
Net Sales	$15,365.7	$15,781.1	$16,947.4
Costs and Expenses
Cost of sales	$10,851.3	$11,848.5	$12,663.3
Selling, general and administrative	3,310.5	3,282.0	3,355.7
Provision for credit losses	22.2	8.7	14.3
Other, net	448.8	320.1	274.8
Loss on sales of businesses	—	10.8	8.4
Restructuring charges	99.9	39.4	140.8
Asset impairment charges	72.4	274.8	168.4
Interest income	(179.1)	(186.9)	(54.7)
Interest expense	498.6	559.4	338.5
	$15,124.6	$16,156.8	$16,909.5
Earnings (loss) from continuing operations before income taxes	241.1	(375.7)	37.9
Income taxes on continuing operations	(45.2)	(94.0)	(132.4)
Net earnings (loss) from continuing operations	286.3	(281.7)	170.3
Less: Net earnings attributable to non-controlling interests	—	—	0.2
Net earnings (loss) from continuing operations attributable to Stanley Black & Decker, Inc.	$286.3	$(281.7)	$170.1
Less: Preferred stock dividends and beneficial conversion feature	—	—	5.8
Net Earnings (Loss) from Continuing Operations Attributable to Common Shareowners	$286.3	$(281.7)	$164.3
Add: Contract adjustment payments accretion	—	—	1.2
Net Earnings (Loss) from Continuing Operations Attributable to Common Shareowners - Diluted	$286.3	$(281.7)	$165.5
Earnings (loss) from discontinued operations before income taxes (including 2024 pre-tax gain on Security sale of $10.4 million, 2023 pre-tax loss on Security sale of $14.3 million and 2022 pre-tax gain on Security sale of $1,197.4 million )	10.4	(14.3)	1,210.9
Income taxes on discontinued operations (including 2024 income taxes of $2.4 million for gain on Security sale, 2023 income taxes of $14.5 million for loss on Security sale and 2022 income taxes of $312.5 million for gain on Security sale)	2.4	14.5	318.5
Net earnings (loss) from discontinued operations	$8.0	$(28.8)	$892.4
Net Earnings (Loss) Attributable to Common Shareowners - Diluted	$294.3	$(310.5)	$1,057.9
Net Earnings (Loss) Attributable to Stanley Black & Decker, Inc.	$294.3	$(310.5)	$1,062.5
Basic earnings (loss) per share of common stock:
Continuing operations	$1.90	$(1.88)	$1.11
Discontinued operations	$0.05	$(0.19)	$6.02
Total basic earnings (loss) per share of common stock	$1.96	$(2.07)	$7.13
Diluted earnings (loss) per share of common stock:
Continuing operations	$1.89	$(1.88)	$1.06
Discontinued operations	$0.05	$(0.19)	$5.70
Total diluted earnings (loss) per share of common stock	$1.95	$(2.07)	$6.76

See Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income (Loss)
Fiscal years ended December 28, 2024, December 30, 2023, and December 31, 2022
(Millions of Dollars)

	2024	2023	2022
Net Earnings (Loss) from Continuing Operations Attributable to Common Shareowners	$286.3	$(281.7)	$164.3
Net earnings (loss) from discontinued operations	8.0	(28.8)	892.4
	$294.3	$(310.5)	$1,056.7
Other comprehensive (loss) income:
Currency translation adjustment and other	(337.9)	75.1	(364.4)
Gains on cash flow hedges, net of tax	25.8	2.0	5.3
Gains (losses) on net investment hedges, net of tax	13.5	(8.9)	2.0
Pension gains (losses), net of tax	46.8	(17.8)	83.2
Other comprehensive (loss) income	$(251.8)	$50.4	$(273.9)
Comprehensive income (loss) attributable to common shareowners	$42.5	$(260.1)	$782.8

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
December 28, 2024 and December 30, 2023
(Millions of Dollars, Except Share and Per Share Amounts)

	2024	2023
ASSETS
Current Assets
Cash and cash equivalents	$290.5	$449.4
Accounts and notes receivable, net	1,153.7	1,302.0
Inventories, net	4,536.4	4,738.6
Current assets held for sale	—	140.8
Prepaid expenses	347.1	360.5
Other current assets	50.0	26.0
Total Current Assets	6,377.7	7,017.3
Property, plant and equipment, net	2,034.3	2,169.9
Goodwill	7,905.5	7,995.9
Customer relationships, net	1,293.4	1,445.7
Trade names, net	2,435.5	2,499.3
Other intangible assets, net	2.0	4.6
Long-term assets held for sale	—	716.8
Other assets	1,800.5	1,814.3
Total Assets	$21,848.9	$23,663.8
LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities
Short-term borrowings	$—	$1,074.8
Current maturities of long-term debt	500.4	1.1
Accounts payable	2,437.2	2,298.9
Accrued expenses	1,979.3	2,464.3
Current liabilities held for sale	—	44.1
Total Current Liabilities	4,916.9	5,883.2
Long-term debt	5,602.6	6,101.0
Deferred taxes	165.3	333.2
Post-retirement benefits	325.9	378.4
Long-term liabilities held for sale	—	84.8
Other liabilities	2,118.3	1,827.1
Commitments and Contingencies (Notes Q and R)
Shareowners’ Equity
Stanley Black & Decker, Inc. Shareowners’ Equity
Common stock, par value $2.50 per share: Authorized 300,000,000 shares in 2024 and 2023 Issued 176,902,738 shares in 2024 and 2023	442.3	442.3
Retained earnings	8,343.3	8,540.2
Additional paid in capital	5,071.3	5,059.0
Accumulated other comprehensive loss	(2,320.9)	(2,069.1)
	11,536.0	11,972.4
Less: cost of common stock in treasury (22,529,805 shares in 2024 and 23,282,650 shares in 2023)	(2,816.1)	(2,916.3)
Stanley Black & Decker, Inc. Shareowners’ Equity	8,719.9	9,056.1
Total Liabilities and Shareowners’ Equity	$21,848.9	$23,663.8
See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
Fiscal years ended December 28, 2024, December 30, 2023, and December 31, 2022
(Millions of Dollars)

	2024	2023	2022
Operating Activities:
Net earnings (loss)	$294.3	$(310.5)	$1,062.7
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property, plant and equipment	426.3	432.4	369.7
Amortization of intangibles	163.2	192.7	202.5
Inventory step-up amortization	—	—	80.3
Loss on sales of businesses	—	10.8	8.4
(Gain) loss on sale of discontinued operations	(10.4)	14.3	(1,197.4)
Asset impairment charges	72.4	274.8	168.4
Stock-based compensation expense	105.4	83.8	90.7
Provision for credit losses	22.2	8.7	30.0
Deferred tax benefit	(227.2)	(424.3)	(271.7)
Other non-cash items	186.3	154.5	72.1
Changes in operating assets and liabilities:
Accounts receivable	58.2	(117.0)	109.0
Inventories	93.0	906.6	(792.4)
Accounts payable	173.3	(23.0)	(991.4)
Deferred revenue	(3.0)	2.4	(29.9)
Other current assets	7.1	115.6	15.6
Other long-term assets	(49.7)	(175.7)	(351.3)
Accrued expenses	(230.5)	(25.6)	(176.3)
Defined benefit liabilities	(40.9)	(42.2)	(31.9)
Other long-term liabilities	66.9	113.0	173.4
Net cash provided by (used in) operating activities	1,106.9	1,191.3	(1,459.5)
Investing Activities:
Capital and software expenditures	(353.9)	(338.7)	(530.4)
Sales of assets	14.8	15.1	41.7
Business acquisitions, net of cash acquired	—	—	(71.9)
Sales of businesses, net of cash sold	735.6	(5.7)	4,147.1
Net investment hedge settlements	—	—	10.6
Other	(2.3)	1.6	(24.5)
Net cash provided by (used in) investing activities	394.2	(327.7)	3,572.6
Financing Activities:
Proceeds from debt issuances, net of fees	—	745.3	992.6
Net short-term commercial paper repayments	(1,056.9)	(1,044.7)	(138.1)
Stock purchase contract fees	—	—	(39.4)
Credit facility borrowings	—	—	2,500.0
Credit facility repayments	—	—	(2,500.0)
Purchases of common stock for treasury	(17.7)	(16.1)	(2,323.0)
Proceeds from issuance of remarketed preferred stock	—	—	750.0
Redemption and conversion of preferred stock	—	—	(750.0)
Proceeds from issuances of common stock	24.8	19.0	38.7
Craftsman contingent consideration payments	—	(18.0)	(41.3)
Termination of interest rate swaps	—	—	22.7
Cash dividends on common stock	(491.2)	(482.6)	(465.8)
Cash dividends on preferred stock	—	—	(5.8)
Other	(15.7)	(18.9)	(11.7)
Net cash used in financing activities	(1,556.7)	(816.0)	(1,971.1)
Effect of exchange rate changes on cash and cash equivalents	(106.2)	2.1	(31.9)
Change in cash, cash equivalents and restricted cash	(161.8)	49.7	110.1
Cash, cash equivalents and restricted cash, beginning of year	454.6	404.9	294.8
Cash, cash equivalents and restricted cash, end of year	$292.8	$454.6	$404.9

The following table provides a reconciliation of the cash, cash equivalents and restricted cash balances as of December 28, 2024 and December 30, 2023, as shown above:

	December 28, 2024	December 30, 2023
Cash and cash equivalents	$290.5	$449.4
Restricted cash included in Other current assets	2.3	4.6
Cash and cash equivalents included in Current assets held for sale	—	0.6
Cash, cash equivalents and restricted cash	$292.8	$454.6

See Notes to Consolidated Financial Statements.

Consolidated Statements of Changes in Shareowners’ Equity
Fiscal years ended December 28, 2024, December 30, 2023, and December 31, 2022
(Millions of Dollars, Except Share and Per Share Amounts)

	Preferred Stock	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non- Controlling Interests	Shareowners’ Equity
Balance January 1, 2022	$620.3	$442.3	$4,999.2	$8,742.4	$(1,845.6)	$(1,368.1)	$1.9	$11,592.4
Net earnings				1,062.5			0.2	1,062.7
Other comprehensive loss					(273.9)			(273.9)
Cash dividends declared — $3.18 per common share				(465.8)				(465.8)
Cash dividends declared — $75.00 per annum per preferred share				(5.8)				(5.8)
Issuance of common stock (988,474 shares)			(76.9)			115.6		38.7
Repurchase of common stock (16,057,220 shares)						(2,323.0)		(2,323.0)
Conversion of original Series D Preferred stock (4,723,500 shares)	(620.3)		42.6			575.9		(1.8)
Issuance of Remarketed Series D Preferred Stock (750,000 shares)	750.0							750.0
Redemption of Remarketed Series D Preferred Stock (750,000 shares)	(750.0)							(750.0)
Stock-based compensation related			90.7					90.7
Balance December 31, 2022	$—	$442.3	$5,055.6	$9,333.3	$(2,119.5)	$(2,999.6)	$2.1	$9,714.2
Net loss				(310.5)				(310.5)
Other comprehensive income					50.4			50.4
Cash dividends declared — $3.22 per common share				(482.6)				(482.6)
Issuance of common stock (817,110 shares)			(80.4)			99.4		19.0
Repurchase of common stock (180,552 shares)						(16.1)		(16.1)
Non-controlling interest liquidation							(2.1)	(2.1)
Stock-based compensation related			83.8					83.8
Balance December 30, 2023	$—	$442.3	$5,059.0	$8,540.2	$(2,069.1)	$(2,916.3)	$—	$9,056.1
Net earnings				294.3				294.3
Other comprehensive loss					(251.8)			(251.8)
Cash dividends declared — $3.26 per common share				(491.2)				(491.2)
Issuance of common stock (960,437 shares)			(93.1)			117.9		24.8
Repurchase of common stock (207,592 shares)						(17.7)		(17.7)
Stock-based compensation related			105.4					105.4
Balance December 28, 2024	$—	$442.3	$5,071.3	$8,343.3	$(2,320.9)	$(2,816.1)	$—	$8,719.9

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

A. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION — The Consolidated Financial Statements include the accounts of Stanley Black & Decker, Inc. and its majority-owned subsidiaries (collectively the “Company”) which require consolidation, after the elimination of intercompany accounts and transactions. The Company’s fiscal year ends on the Saturday nearest to December 31. There were 52 weeks in fiscal years 2024, 2023 and 2022.

On April 1, 2024, the Company completed the sale of its Infrastructure business. As of December 30, 2023, the assets and liabilities related to the Infrastructure business were classified as held for sale on the Company's Consolidated Balance Sheet. This divestiture did not qualify for discontinued operations, and therefore, the results of the Infrastructure business were included in the Company's continuing operations for all periods presented through the date of sale.

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

The divestitures above are part of the Company's strategic commitment to simplify and streamline its portfolio to focus on the core Tools & Outdoor and Industrial businesses. Refer to Note S, Divestitures, for further discussion on these transactions.
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
Refer to Note E, Goodwill And Intangible Assets, for further discussion of the intangible asset impacts relating to the 2024 impairment charge for the Lenox trade name and the 2023 impairment charge for the Irwin and Troy-Bilt trade names. Refer to Note S, Divestitures, for further discussion of the 2024 and 2023 goodwill impairment charges related to the Infrastructure business.
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

Changes in the fair value of derivatives not designated as hedges are reported in Other, net in the Consolidated Statements of Operations. Refer to Note H, Financial Instruments, for further discussion.
REVENUE RECOGNITION — The Company’s revenues result from the sale of goods or services and reflect the consideration to which the Company expects to be entitled. The Company records revenue based on a five-step model in accordance with Accounting Standards Codification 606, Revenue from Contracts with Customers ("ASC 606"). For its contracts with customers, the Company identifies the performance obligations (goods or services), determines the transaction price, allocates the contract transaction price to the performance obligations, and recognizes the revenue when (or as) the performance obligation is transferred to the customer. A good or service is transferred when (or as) the customer obtains control of that good or service. The majority of the Company’s revenues are recorded at a point in time from the sale of tangible products.

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
ADVERTISING COSTS — Television advertising is expensed the first time the advertisement airs, whereas other advertising is expensed as incurred. Advertising costs are classified in SG&A and amounted to $109.6 million in 2024, $110.5 million in 2023 and $118.9 million in 2022. Expense pertaining to cooperative advertising with customers reported as a reduction of Net Sales was $335.4 million in 2024, $325.1 million in 2023 and $358.1 million in 2022. Cooperative advertising with customers classified as SG&A expense amounted to $21.4 million in 2024, $27.8 million in 2023 and $31.8 million in 2022.
SALES TAXES — Sales and value added taxes collected from customers and remitted to governmental authorities are excluded from Net Sales reported in the Consolidated Statements of Operations.
SHIPPING AND HANDLING COSTS — The Company generally does not bill customers for freight. Shipping and handling costs associated with inbound and outbound freight are reported in Cost of sales. Other distribution costs, primarily relating to salary and facility costs, are classified in SG&A and amounted to $534.4 million, $521.7 million and $498.7 million in 2024, 2023 and 2022, respectively.
STOCK-BASED COMPENSATION — Compensation cost relating to stock-based compensation grants is recognized on a straight-line basis over the vesting period, which is generally three or four years. The expense for stock options and restricted stock units awarded to retirement-eligible employees is recognized on the grant date, or (if later) by the date they become retirement-eligible. Retirement eligible is defined as those (i) age 55 and with 10 years of service for awards granted before February 14, 2023, and (ii) the earlier of age 55 and with 10 years of service or age 65 and with 1 year of service for awards granted thereafter.
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
The Company measures defined benefit plan assets and obligations as of the end of the calendar month closest to its fiscal year end as the alternative measurement date in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 2015-04, Compensation Retirement Benefit (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Asset.
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

Refer to Note P, Income Taxes, for further discussion.
EARNINGS PER SHARE — Basic earnings per share equals net earnings attributable to common shareowners divided by weighted-average shares outstanding during the year. Diluted earnings per share include the impact of common stock equivalents using the treasury stock method or the if-converted method, as applicable, when the effect is dilutive.
NEW ACCOUNTING STANDARDS ADOPTED — In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The standard clarifies that a contractual restriction on the sale of an equity security should not be considered in measuring the fair value of the security. The new standard also requires certain disclosures related to equity securities with contractual sale restrictions. The ASU is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company adopted this standard in the first quarter of 2024 and it did not have a material impact on its consolidated financial statements.
In September 2022, the FASB issued ASU 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. The standard requires that a buyer in a supplier finance program disclose sufficient information about the key terms of the program, the amount of outstanding confirmed obligations at period end, where the obligations are presented in the balance sheet, and a rollforward of the obligations during the annual period. The ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023. The amendments in this update should be applied retrospectively to all periods in which a balance sheet is presented, except for the rollforward requirement, which is applied prospectively. The Company adopted this standard in the first quarter of 2023, with the exception of the amendment on rollforward information which was adopted in fiscal year 2024. Refer to Note Q, Commitments and Guarantees, for further discussion.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The new standard provides improvements to reportable segment disclosure requirements through amendments that require disclosure of significant segment expenses and other segment items on an interim and annual basis and requires all annual disclosures about a reportable segment’s profit or loss and assets to be made on an interim basis. The standard also requires the disclosure of the chief operating decision maker’s (“CODM”) title and position and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The standard also clarifies that if the CODM uses more than one measure in assessing segment performance and deciding how to allocate resources, a company may report the additional segment profit or loss measure(s) and that companies with a single reportable segment must provide all disclosures required by this amendment. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The standard should be applied retrospectively to all prior periods presented in the financial statements. The Company adopted this standard in fiscal year 2024. Refer to Note O, Business Segments and Geographic Areas, for further discussion.
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
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in this update require disclosure and further disaggregation, in the notes to financial statements, of specified information about certain costs and expenses. The required disclosures include the amounts of purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depreciation, depletion, and amortization recognized as part of oil and gas producing activities included in each relevant expense caption. Additionally, further disclosures are required for certain amounts already required to be disclosed under current GAAP, a qualitative description of amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, and the total amount of selling expenses, and on an annual basis, the definition of selling expenses. The ASU is effective for fiscal years beginning after December 15, 2026 and interim periods beginning after December 15, 2027. Early adoption is permitted. The standard can be applied prospectively or retrospectively. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.

B. ACCOUNTS AND NOTES RECEIVABLE, NET

(Millions of Dollars)	December 28, 2024	December 30, 2023
Trade accounts receivable	$950.4	$1,057.8
Notes receivable	65.9	66.9
Other accounts receivable	222.1	253.9
Accounts and notes receivable	1,238.4	1,378.6
Allowance for credit losses	(84.7)	(76.6)
Accounts and notes receivable, net	$1,153.7	$1,302.0
Trade receivables are dispersed among a large number of retailers, distributors and industrial accounts in many countries. Adequate reserves have been established to cover anticipated credit losses.

The changes in the allowance for credit losses for the years ended December 28, 2024 and December 30, 2023 are as follows:

(Millions of Dollars)	2024	2023
Balance beginning of period	$76.6	$106.6
Charged to costs and expenses	22.2	8.7
Other, including recoveries and deductions (a)	(14.1)	(38.7)
Balance end of period	$84.7	$76.6
(a) Amounts represent charge-offs less recoveries, the impacts of foreign currency translation, divestitures and net transfers to/from other accounts.

The Company has an accounts receivable sale program. According to the terms, the Company sells certain of its trade accounts receivables at fair value to a wholly owned, consolidated, bankruptcy-remote special purpose subsidiary (“BRS"). The BRS, in turn, can sell such receivables to a third-party financial institution (“Purchaser”) for cash. The Purchaser’s maximum cash investment in the receivables at any time is $110.0 million. The purpose of the program is to provide liquidity to the Company. These transfers qualify as sales under ASC 860, Transfers and Servicing, and receivables are derecognized from the Company’s Consolidated Balance Sheets when the BRS sells those receivables to the Purchaser. The Company has no retained interests in the transferred receivables, other than collection and administrative responsibilities. At December 28, 2024, the Company did not record a servicing asset or liability related to its retained responsibility based on its assessment of the servicing fee, market values for similar transactions and its cost of servicing the receivables sold.

At December 28, 2024 and December 30, 2023, net receivables of approximately $95.1 million and $110.0 million, respectively, were derecognized. Proceeds from transfers of receivables to the Purchaser totaled $402.3 million and $455.7 million for the years ended December 28, 2024 and December 30, 2023, respectively, and payments to the Purchaser totaled $417.2 million and $455.7 million, respectively. The program resulted in a pre-tax loss of $5.4 million for each of the years ended December 28, 2024 and December 30, 2023. All cash flows under the program are reported as a component of changes in accounts receivable within operating activities in the Consolidated Statements of Cash Flows since all the cash from the Purchaser is received upon the initial sale of the receivable.

As of December 28, 2024 and December 30, 2023, the Company's deferred revenue totaled $101.6 million and $116.8 million, respectively, of which $31.3 million and $31.7 million, respectively, was classified as current. Revenue recognized for the years ended December 28, 2024 and December 30, 2023 that was previously deferred as of December 30, 2023 and December 31, 2022 totaled $28.6 million and $27.3 million, respectively.

C. INVENTORIES, NET

(Millions of Dollars)	December 28, 2024	December 30, 2023
Finished products	$2,943.5	$2,912.5
Work in process	346.3	263.4
Raw materials	1,246.6	1,562.7
Total	$4,536.4	$4,738.6
Net inventories in the amount of $2.7 billion at December 28, 2024 and $2.8 billion at December 30, 2023 were valued at the lower of LIFO cost or market. If the LIFO method had not been used, inventories would have been higher than reported by $197.2 million at December 28, 2024 and $256.1 million at December 30, 2023.

D. PROPERTY, PLANT AND EQUIPMENT

(Millions of Dollars)	December 28, 2024	December 30, 2023
Land	$132.0	$135.1
Land improvements	55.2	55.0
Buildings	805.1	808.6
Leasehold improvements	205.0	180.9
Machinery and equipment	3,402.1	3,391.2
Computer software	529.6	510.4
Property, plant & equipment, gross	$5,129.0	$5,081.2
Less: accumulated depreciation and amortization	(3,094.7)	(2,911.3)
Property, plant & equipment, net	$2,034.3	$2,169.9

E. GOODWILL AND INTANGIBLE ASSETS
GOODWILL — The changes in the carrying amount of goodwill by segment are as follows:

(Millions of Dollars)	Tools & Outdoor	Industrial	Total
Balance December 31, 2022	$5,939.7	$2,563.0	$8,502.7
Reclassification to assets held for sale	—	(540.5)	(540.5)
Foreign currency translation and other	36.6	(2.9)	33.7
Balance December 30, 2023	$5,976.3	$2,019.6	$7,995.9
Foreign currency translation and other	(67.1)	(23.3)	(90.4)
Balance December 28, 2024	$5,909.2	$1,996.3	$7,905.5

Goodwill totaling $540.5 million relating to the Infrastructure business was reclassified to assets held for sale as of December 30, 2023. The Infrastructure goodwill amount was included in the determination of the impairment charge recorded in the fourth quarter of 2023 and the first quarter of 2024 to adjust the carrying amount of Infrastructure’s long-lived assets to its estimated fair value less selling costs prior to the sale of the business in the second quarter of 2024. Refer to Note S, Divestitures, for further discussion.
As required by the Company's policy, the Company performed its annual goodwill impairment testing in the third quarter of 2024. The Company assessed the fair values of its two reporting units utilizing a discounted cash flow valuation model. The key assumptions used were discount rates and perpetual growth rates applied to cash flow projections. Also inherent in the discounted cash flow valuations were near-term revenue growth rates over the next six years. These assumptions contemplated business, market and overall economic conditions. Based on the results of the annual impairment testing performed in the third quarter of 2024, the Company determined that the fair values of each of its reporting units exceeded their respective carrying amounts.

INTANGIBLE ASSETS — Definite-lived intangible assets at December 28, 2024 and December 30, 2023 were as follows:

	2024		2023
(Millions of Dollars)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized Intangible Assets — Definite-lived
Patents and copyrights	$25.3	$(25.2)	$26.2	$(26.1)
Trade names	222.0	(134.0)	223.6	(120.7)
Customer relationships	2,550.7	(1,257.3)	2,578.4	(1,132.7)
Other intangible assets	129.8	(127.9)	130.2	(125.7)
Total	$2,927.8	$(1,544.4)	$2,958.4	$(1,405.2)

Net intangibles totaling $214.3 million were reclassified to assets held for sale as of December 30, 2023 related to the divestiture of the Infrastructure business.

Indefinite-lived trade names totaled $2.348 billion at December 28, 2024 and $2.396 billion at December 30, 2023. The year-over-year change is primarily due to a $41.0 million pre-tax, non-cash impairment charge, as discussed below, as well as currency fluctuations.
As required by the Company’s policy, the Company tested its indefinite-lived trade names for impairment during the third quarter of 2024 utilizing a discounted cash flow model. The key assumptions used included discount rates, royalty rates, and perpetual growth rates applied to the projected sales. With the exception of the Lenox trade name discussed below, the Company determined that the fair values of its indefinite-lived trade names exceeded their respective carrying amounts.
During 2024, the Company continued its brand prioritization and investment strategy for its major brands, while leveraging certain of its specialty brands in a more focused manner. As a result of these ongoing brand prioritization efforts, the Company recognized a $41.0 million pre-tax, non-cash impairment charge related to the Lenox trade name in the third quarter of 2024. Subsequent to this impairment charge, the carrying value of the Lenox trade name totaled $115.0 million. During the third quarter of 2023, the Company recognized a $124.0 million pre-tax, non-cash impairment charge related to the Irwin and Troy-Bilt trade names. Subsequent to this impairment charge, the carrying value of the Irwin and Troy-Bilt trade names totaled $113.0 million. The Company intends to continue utilizing these trade names indefinitely, which represented approximately 6% of 2024 net sales for the Tools & Outdoor segment.
Intangible assets amortization expense by segment was as follows:

(Millions of Dollars)	2024	2023	2022
Tools & Outdoor	$101.6	$103.1	$108.1
Industrial	61.6	89.6	94.4
Consolidated	$163.2	$192.7	$202.5
Future amortization expense in each of the next five years amounts to $148.4 million for 2025, $140.8 million for 2026, $133.6 million for 2027, $130.2 million for 2028, $129.0 million for 2029 and $701.4 million thereafter.

F. ACCRUED EXPENSES

(Millions of Dollars)	December 28, 2024	December 30, 2023
Payroll and related taxes	$329.8	$318.3
Income and other taxes	231.1	288.5
Customer rebates and sales returns	353.2	411.2
Insurance and benefits	75.3	71.8
Restructuring costs	34.7	28.9
Derivative financial instruments	11.8	17.9
Warranty costs	113.7	109.5
Deferred revenue	31.3	31.7
Freight costs	139.6	107.1
Environmental costs	51.4	46.0
Current lease liability	126.6	127.7
Forward stock purchase contract	—	337.4
Accrued interest	71.6	64.0
Other	409.2	504.3
Total	$1,979.3	$2,464.3

G. LONG-TERM DEBT AND FINANCING ARRANGEMENTS

	December 28, 2024			December 30, 2023
(Millions of Dollars)	Interest Rate	Notional Value	Carrying Value[1]	Carrying Value[1]
Notes payable due 2025	2.30%	$500.0	$499.9	$498.7
Notes payable due 2026	3.40%	500.0	499.4	498.9
Notes payable due 2026	6.27%	350.0	349.3	348.6
Notes payable due 2026	3.42%	25.0	25.7	26.0
Notes payable due 2026	1.84%	26.1	26.7	28.5
Notes payable due 2028	6.00%	400.0	398.0	397.5
Notes payable due 2028	7.05%	150.0	157.5	159.7
Notes payable due 2028	4.25%	500.0	498.3	497.7
Notes payable due 2028	3.52%	50.0	52.4	53.1
Notes payable due 2030	2.30%	750.0	746.2	745.3
Notes payable due 2032	3.00%	500.0	496.6	496.3
Notes payable due 2040	5.20%	400.0	374.5	372.9
Notes payable due 2048	4.85%	500.0	495.2	495.0
Notes payable due 2050	2.75%	750.0	741.0	740.7
Notes payable due 2060 (junior subordinated)	4.00%	750.0	741.6	741.4
Other, payable in varying amounts 2025 through 2026	4.23%-4.31%	0.7	0.7	1.8
Total long-term debt, including current maturities		$6,151.8	$6,103.0	$6,102.1
Less: Current maturities of long-term debt			(500.4)	(1.1)
Long-term debt			$5,602.6	$6,101.0
1 Carrying values are net of unamortized discounts, deferred issuance costs, unamortized terminated swaps and purchase accounting fair value adjustments.
As of December 28, 2024, the total aggregate annual principal maturities of long-term debt for the next five years and thereafter are as follows: $500.4 million in 2025, $901.4 million in 2026, $1,100.0 million in 2028, and $3,650.0 million beyond 2029. These maturities represent the principal amounts to be paid and accordingly exclude the remaining $7.5 million of unamortized fair value adjustments made in acquisition accounting, which increased the Black & Decker note payable due 2028 and MTD notes payable due 2026 and 2028, as well as $4.8 million of unamortized discounts, a net loss of $19.3 million pertaining to unamortized termination gains and losses on interest rate swaps (as described in Note H, Financial Instruments), and $32.2 million of unamortized deferred financing fees.
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
Commercial Paper and Credit Facilities
The Company has a $3.5 billion commercial paper program which includes Euro denominated borrowings in addition to U.S. Dollars. As of December 28, 2024, the Company had no commercial paper borrowings outstanding. As of December 30, 2023, the Company had commercial paper borrowings outstanding of $1.1 billion, of which $399.7 million in Euro denominated commercial paper was designated as a net investment hedge. Refer to Note H, Financial Instruments, for further discussion.

In June 2024, the Company amended and restated its existing five-year $2.5 billion committed credit facility with the concurrent execution of a new five-year $2.25 billion committed credit facility (the “5-Year Credit Agreement”). Borrowings under the 5-Year Credit Agreement may be made in U.S. Dollars, Euros or Pounds Sterling. A sub-limit of an amount equal to the Euro equivalent of $800.0 million is designated for swing line advances. Borrowings bear interest at a floating rate plus an applicable margin dependent upon the denomination of the borrowing and specific terms of the 5-Year Credit Agreement. The Company must repay all advances under the 5-Year Credit Agreement by the earlier of June 28, 2029 or upon termination. The 5-Year Credit Agreement is designated to be a liquidity back-stop for the Company's $3.5 billion U.S. Dollar and Euro commercial paper program. As of December 28, 2024 and December 30, 2023, the Company had not drawn on its five-year committed credit facility.

In June 2024, the Company terminated its 364-Day $1.5 billion committed credit facility ("the 2023 Syndicated 364-Day Credit Agreement") dated September 2023. There were no outstanding borrowings under the 2023 Syndicated 364-Day Credit Agreement upon termination and as of December 30, 2023. Contemporaneously, the Company entered into a new $1.25 billion syndicated 364-Day Credit Agreement (the "2024 Syndicated 364-Day Credit Agreement") which is a revolving credit loan. The borrowings under the 2024 Syndicated 364-Day Credit Agreement may be made in U.S. Dollars or Euros and bear interest at a floating rate plus an applicable margin dependent upon the denomination of the borrowing and pursuant to the terms of the 2024 Syndicated 364-Day Credit Agreement. The Company must repay all advances under the 2024 Syndicated 364-Day Credit Agreement by the earlier of June 27, 2025 or upon termination. The Company may, however, convert all advances outstanding upon termination into a term loan that shall be repaid in full no later than the first anniversary of the termination date provided that the Company, among other things, pays a fee to the administrative agent for the account of each lender. The 2024 Syndicated 364-Day Credit Agreement serves as part of the liquidity back-stop for the Company’s $3.5 billion U.S. Dollar and Euro commercial paper program. As of December 28, 2024, the Company had not drawn on its 2024 Syndicated 364-Day Credit Agreement.

In addition, the Company has other short-term lines of credit that are primarily uncommitted, with numerous banks, aggregating to $296.2 million, of which $205.7 million was available at December 28, 2024 and $90.5 million of the short-term credit lines were utilized primarily pertaining to outstanding letters of credit for which there are no required or reported debt balances. Short-term arrangements are reviewed annually for renewal.

At December 28, 2024, the aggregate amount of short-term and long-term committed and uncommitted lines of credit was approximately $3.8 billion. The weighted-average interest rates on U.S. dollar denominated short-term borrowings for the years ended December 28, 2024 and December 30, 2023 were 5.6% and 5.1%, respectively. The weighted-average interest rates on Euro denominated short-term borrowings for the years ended December 28, 2024 and December 30, 2023 were 3.9% and 3.5%, respectively.
Interest paid relating to the Company's indebtedness, including long-term debt and commercial paper borrowings, during 2024, 2023 and 2022 amounted to $479.9 million, $531.5 million and $320.8 million, respectively.
The 5-Year Credit Agreement and the 2024 Syndicated 364-Day Credit Agreement, as described above, contain customary affirmative and negative covenants, including but not limited to, maintenance of an interest coverage ratio. The interest coverage ratio tested for covenant compliance compares adjusted Earnings Before Interest, Taxes, Depreciation and Amortization to adjusted net Interest Expense ("Adjusted EBITDA"/"Adjusted Net Interest Expense"). The Company must maintain, for each period of four consecutive fiscal quarters of the Company, an interest coverage ratio of not less than 3.50 to 1.00, provided that the Company is only required to maintain an interest coverage ratio of not less than (i) 1.50 to 1.00 for any four fiscal quarter period ending on or before the end of the Company’s second fiscal quarter of 2024, and (ii) 2.50 to 1.00 for any four fiscal quarter period ending after the Company’s second fiscal quarter of 2024 through and including the Company’s second fiscal quarter of 2025. For purposes of calculating the Company’s compliance with the interest coverage ratio, as defined in each credit agreement, the Company is permitted to increase EBITDA to allow for additional adjustment addbacks incurred prior to the end of the Company’s second fiscal quarter of 2025, provided that (A) the sum of the applicable adjustment addbacks incurred through and including the Company’s second fiscal quarter of 2024 may not exceed $500 million in the aggregate, and (B) the sum of the applicable adjustment addbacks incurred from the Company’s third fiscal quarter of 2024 through and including the Company’s second fiscal quarter of 2025 may not exceed $250 million in the aggregate; provided, further, that the sum of the applicable adjustment addbacks for any four consecutive fiscal quarter period may not exceed $500 million in the aggregate.

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

A summary of the fair values of the Company’s derivatives recorded in the Consolidated Balance Sheets at December 28, 2024 and December 30, 2023 is as follows:

(Millions of Dollars)	Balance Sheet Classification	2024	2023	Balance Sheet Classification	2024	2023
Derivatives designated as hedging instruments:
Foreign Exchange Contracts Cash Flow	Other current assets	$23.7	$0.1	Accrued expenses	$0.9	$4.9
Non-derivative designated as hedging instrument:
Net Investment Hedge		$—	$—	Short-term borrowings	$—	$399.7
Total Designated as hedging instruments		$23.7	$0.1		$0.9	$404.6
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other current assets	$8.9	$8.4	Accrued expenses	$10.9	$13.0
Total		$32.6	$8.5		$11.8	$417.6

The counterparties to all of the above mentioned financial instruments are major international financial institutions. The Company is exposed to credit risk for net exchanges under these agreements, but not for the notional amounts. The credit risk is limited to the asset amounts noted above. The Company limits its exposure and concentration of risk by contracting with diverse financial institutions and does not anticipate non-performance by any of its counterparties. The Company considers non-performance risk of its counterparties at each reporting period and adjusts the carrying value of these assets accordingly. The risk of default is considered remote. As of December 28, 2024 and December 30, 2023, there were no assets that had been posted as collateral related to the above mentioned financial instruments.

Cash flows related to derivatives, including those that are separately discussed below, resulted in net cash paid of $0.1 million in 2024, net cash paid of $30.1 million in 2023, and net cash received of $86.2 million in 2022.

CASH FLOW HEDGES — There were after-tax mark-to-market losses of $16.7 million and $42.5 million as of December 28, 2024 and December 30, 2023, respectively, reported for cash flow hedge effectiveness in Accumulated other comprehensive loss. An after-tax gain of $7.4 million is expected to be reclassified to earnings as the hedged transactions occur or as amounts are amortized within the next twelve months. The ultimate amount recognized will vary based on fluctuations of the hedged currencies and interest rates through the maturity dates.

The tables below detail pre-tax amounts of derivatives designated as cash flow hedges in Accumulated other comprehensive loss during the periods in which the underlying hedged transactions affected earnings for 2024, 2023 and 2022:

2024 (Millions of Dollars)	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Recognized in Income on Amounts Excluded from Effectiveness Testing
Interest Rate Contracts	$—	Interest expense	$(6.1)	$—
Foreign Exchange Contracts	$30.8	Cost of sales	$2.0	$—

2023 (Millions of Dollars)	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Recognized in Income on Amounts Excluded from Effectiveness Testing
Interest Rate Contracts	$—	Interest expense	$(6.1)	$—
Foreign Exchange Contracts	$(4.3)	Cost of sales	$(0.6)	$—

2022 (Millions of Dollars)	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Recognized in Income on Amounts Excluded from Effectiveness Testing
Interest Rate Contracts	$23.4	Interest expense	$(5.8)	$—
Foreign Exchange Contracts	$30.6	Cost of sales	$53.3	$—

A summary of the pre-tax effect of cash flow hedge accounting on the Consolidated Statements of Operations for 2024, 2023 and 2022 is as follows:

	2024		2023		2022
(Millions of Dollars)	Cost of Sales	Interest Expense	Cost of Sales	Interest Expense	Cost of Sales	Interest Expense
Total amount in the Consolidated Statements of Operations in which the effects of the cash flow hedges are recorded	$10,851.3	$498.6	$11,848.5	$559.4	$12,663.3	$338.5
Gain (loss) on cash flow hedging relationships:
Foreign Exchange Contracts:
Hedged Items	$(2.0)	$—	$0.6	$—	$(53.3)	$—
Gain (loss) reclassified from OCI into Income	$2.0		$(0.6)	$—	$53.3	$—
Interest Rate Swap Agreements:
Gain (loss) reclassified from OCI into Income [1]	$—	$(6.1)	$—	$(6.1)	$—	$(5.8)
1 Inclusive of the gain/loss amortization on terminated derivative financial instruments.

For 2024, after-tax losses of $1.5 million were reclassified from Accumulated other comprehensive loss into earnings (inclusive of the gain/loss amortization on terminated derivative instruments) during the periods in which the underlying hedged transactions affected earnings. After-tax losses of $3.6 million and after-tax gains of $26.4 million were reclassified in 2023 and 2022, respectively.

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

As of December 28, 2024 and December 30, 2023, the Company did not have any outstanding forward starting swaps designated as cash flow hedges.

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

Forward Contracts: Through its global businesses, the Company enters into transactions and makes investments denominated in multiple currencies that give rise to foreign currency risk. The Company and its subsidiaries regularly purchase inventory from subsidiaries with functional currencies different than their own, which creates currency-related volatility in the Company’s results of operations. The Company utilizes forward contracts to hedge these forecasted purchases and sales of inventory. Gains and losses reclassified from Accumulated other comprehensive loss are recorded in Cost of sales as the hedged item affects earnings. There are no components excluded from the assessment of effectiveness for these contracts. At December 28, 2024 and December 30, 2023, the notional value of forward currency contracts outstanding is 537.8 million, maturing in 2025, and $300.0 million, maturing in 2024, respectively. In February 2025, the Company entered into forward currency contracts with notional values totaling $85 million, maturing in 2025.

FAIR VALUE HEDGES

Interest Rate Risk: In an effort to optimize the mix of fixed versus floating rate debt in the Company’s capital structure, the Company enters into interest rate swaps. In prior years, the Company entered into interest rate swaps related to certain of its notes payable which were subsequently terminated. Amortization of the gain/loss on previously terminated swaps is reported as a reduction of interest expense. Prior to termination, the changes in the fair value of the swaps and the offsetting changes in fair value related to the underlying notes were recognized in earnings. The Company did not have any active fair value interest rate swaps at December 28, 2024 or December 30, 2023.

A summary of the pre-tax effect of fair value hedge accounting on the Consolidated Statements of Operations for 2024, 2023 and 2022 is as follows:

	2024	2023	2022
(Millions of Dollars)	Interest Expense	Interest Expense	Interest Expense
Total amount in the Consolidated Statements of Operations in which the effects of the fair value hedges are recorded	$498.6	$559.4	$338.5
Amortization of gain on terminated swaps	$(0.4)	$(0.4)	$(0.4)

A summary of the amounts recorded in the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges as of December 28, 2024 and December 30, 2023 is as follows:

(Millions of Dollars)	2024 Carrying Amount of Hedged Liability[1]	2024 Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liability
Current maturities of long-term debt	$500.4	Terminated Swaps	$—
Long-Term Debt	$532.0	Terminated Swaps	$(19.3)
1Represents hedged items no longer designated in qualifying fair value hedging relationships.

(Millions of Dollars)	2023 Carrying Amount of Hedged Liability[1]	2023 Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liability
Current maturities of long-term debt	$1.1	Terminated Swaps	$—
Long-Term Debt	$532.6	Terminated Swaps	$(19.7)
1Represents hedged items no longer designated in qualifying fair value hedging relationships.

NET INVESTMENT HEDGES

The Company utilizes net investment hedges to offset the translation adjustment arising from re-measurement of its investment in the assets and liabilities of its foreign subsidiaries. The total after-tax amounts in Accumulated other comprehensive loss were gains of $78.4 million and $64.9 million at December 28, 2024 and December 30, 2023, respectively.

As of December 28, 2024 and December 30, 2023, the Company did not have any net investment hedges with a notional value outstanding. As of December 28, 2024, the Company did not have any Euro denominated commercial paper. As of December 30, 2023, the Company had Euro denominated commercial paper with a value of $399.7 million, which matured in 2024, hedging a portion of the Company's Euro denominated net investments.

Maturing foreign exchange contracts resulted in no cash paid or received in 2024 and 2023, and net cash received of $10.6 million during 2022.

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

The pre-tax gain or loss from fair value changes during 2024, 2023 and 2022 were as follows:

	2024
(Millions of Dollars)	Total Gain (Loss) Recorded in OCI	Excluded Component Recorded in OCI	Income Statement Classification	Total Gain (Loss) Reclassified from OCI to Income	Excluded Component Amortized from OCI to Income
Forward Contracts	$(0.5)	$—	Other, net	$—	$—
Non-derivative designated as Net Investment Hedge	$18.6	$—	Other, net	$—	$—

	2023
(Millions of Dollars)	Total Gain (Loss) Recorded in OCI	Excluded Component Recorded in OCI	Income Statement Classification	Total Gain (Loss) Reclassified from OCI to Income	Excluded Component Amortized from OCI to Income
Forward Contracts	$0.4	$—	Other, net	$—	$—
Non-derivative designated as Net Investment Hedge	$(12.0)	$—	Other, net	$—	$—

	2022
(Millions of Dollars)	Total Gain (Loss) Recorded in OCI	Excluded Component Recorded in OCI	Income Statement Classification	Total Gain (Loss) Reclassified from OCI to Income	Excluded Component Amortized from OCI to Income
Forward Contracts	$6.1	$0.6	Other, net	$0.7	$0.7
Cross Currency Swap	$(1.2)	$2.5	Other, net	$1.5	$1.5
Non-derivative designated as Net Investment Hedge	$(0.1)	$—	Other, net	$—	$—

UNDESIGNATED HEDGES

Foreign Exchange Contracts: Foreign exchange forward contracts are used to reduce risks arising from the change in fair value of certain foreign currency denominated assets and liabilities (such as affiliate loans, payables and receivables). The objective is to minimize the impact of foreign currency fluctuations on operating results. The total notional amount of the forward contracts outstanding at December 28, 2024 was $1.3 billion maturing on various dates through 2025. The total notional amount of the forward contracts outstanding at December 30, 2023 was $1.0 billion maturing on various dates through 2024. The gain (loss) recorded in the Consolidated Statements of Operations from changes in the fair value related to derivatives not designated as hedging instruments under ASC 815 for 2024, 2023 and 2022 is as follows:

(Millions of Dollars)	Income Statement Classification	2024	2023	2022
Foreign Exchange Contracts	Other-net	$(0.9)	$(33.7)	$5.0

I. CAPITAL STOCK
EARNINGS PER SHARE — The following table reconciles net earnings (loss) attributable to common shareowners and the weighted-average shares outstanding used to calculate basic and diluted earnings (loss) per share for the fiscal years ended December 28, 2024, December 30, 2023, and December 31, 2022.

	2024	2023	2022
Numerator (in millions):
Net Earnings (Loss) from Continuing Operations Attributable to Common Shareowners	$286.3	$(281.7)	$164.3
Add: Contract adjustment payments accretion	—	—	1.2
Net Earnings (Loss) from Continuing Operations Attributable to Common Shareowners - Diluted	286.3	(281.7)	165.5
Net earnings (loss) from discontinued operations	8.0	(28.8)	892.4
Net Earnings (Loss) Attributable to Common Shareowners - Diluted	$294.3	$(310.5)	$1,057.9

	2024	2023	2022
Denominator (in thousands):
Basic weighted-average shares outstanding	150,485	149,751	148,170
Dilutive effect of stock contracts and awards	812	—	8,383
Diluted weighted-average shares outstanding	151,297	149,751	156,553

Earnings (loss) per share of common stock:
Basic earnings (loss) per share of common stock:
Continuing operations	$1.90	$(1.88)	$1.11
Discontinued operations	$0.05	$(0.19)	$6.02
Total basic earnings (loss) per share of common stock	$1.96	$(2.07)	$7.13

Diluted earnings (loss) per share of common stock:
Continuing operations	$1.89	$(1.88)	$1.06
Discontinued operations	$0.05	$(0.19)	$5.70
Total diluted earnings (loss) per share of common stock	$1.95	$(2.07)	$6.76

The following weighted-average stock options were not included in the computation of weighted-average diluted shares outstanding because the effect would be anti-dilutive (in thousands):

	2024	2023	2022
Number of stock options	5,141	5,406	4,019

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
COMMON STOCK ACTIVITY — Common stock activity for 2024, 2023 and 2022 was as follows:

	2024	2023	2022
Outstanding, beginning of year	153,620,088	152,983,530	163,328,776
Issued from treasury	960,437	817,110	5,711,974
Returned to treasury	(207,592)	(180,552)	(16,057,220)
Outstanding, end of year	154,372,933	153,620,088	152,983,530
Shares subject to the forward share purchase contract	(3,645,510)	(3,645,510)	(3,645,510)
Outstanding, less shares subject to the forward share purchase contract	150,727,423	149,974,578	149,338,020
In March 2022, the Company executed accelerated share repurchase ("ASR") agreements with a notional amount of $2.0 billion, which was funded through borrowings under one of its then existing 364-Day committed credit facilities. The ASR terms provided for an initial delivery of 85% of the total notional share equivalent at execution or 10,756,770 shares of common stock. In May 2022, the Company received an additional 3,211,317 shares in aggregate, determined by the volume-weighted average price of the Company’s common stock during the term of the transaction. The final shares delivered reflect a blended settlement price of $143.18 per share for the entire transaction. In February 2022, the Company also executed open market share repurchases for a total of 1,888,601 shares of common stock for $300.0 million.
Upon completion of the remarketing of the Series D Preferred Stock in November 2022, the holders of the 2019 Equity Units received 4,723,500 common shares and the Company issued 750,000 shares of Remarketed Series D Preferred Stock.
In March 2015, the Company entered into a forward share purchase contract with a financial institution counterparty for 3,645,510 shares of common stock. The contract obligates the Company to pay $350.0 million, plus an additional amount related to the forward component of the contract. In June 2024, the Company amended the forward share purchase contract and updated the final settlement date to June 2026, or earlier at the Company's option. The reduction of common shares outstanding was recorded at the inception of the forward share purchase contract in March 2015 and factored into the calculation of weighted-average shares outstanding at that time.
COMMON STOCK RESERVED — Common stock shares reserved for issuance under various employee and director stock plans at December 28, 2024 and December 30, 2023 are as follows:

	2024	2023
Employee stock purchase plan	921,982	1,070,126
Other stock-based compensation plans	5,869,501	6,161,350
Total shares reserved	6,791,483	7,231,476

STOCK-BASED COMPENSATION PLANS — The Company has stock-based compensation plans for salaried employees and non-employee members of the Board of Directors. The plans provide for discretionary grants of stock options, restricted stock units and other stock-based awards.

On April 26, 2024, the Company’s shareholders approved the adoption of the 2024 Omnibus Award Plan (the “2024 Plan”), which was approved by the Board of Directors on February 27, 2024. Subject to adjustment as provided in the 2024 Plan, up to an aggregate of (i) 9,320,000 shares of the Company’s common stock may be issued in connection with awards under the 2024 Plan, less (ii) the shares covered by awards granted under the 2022 Omnibus Award Plan (the “2022 Plan”) following December 31, 2023, plus (iii) any shares that become available for awards in accordance with the terms of the 2024 Plan, including as a result of forfeitures under the 2022 Plan or other prior plans. No further awards will be issued under the Company's 2022 Plan. As discussed further below, the Company has granted stock options, restricted share units and awards, performance stock units, and long-term performance awards, under the 2024 Plan, 2022 Plan and prior 2018 Omnibus Award Plan to senior management employees and non-employee members of the Board of Directors.
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
The following describes how certain assumptions affecting the estimated fair value of stock options are determined: the expected volatility is based on an average of the market implied volatility and historical volatility for the expected life; the dividend yield is computed as the annualized dividend rate at the date of the grant divided by the strike price of the stock option; and the risk-free interest rate is based on U.S. Treasury securities with maturities equal to the expected life of the option. The Company uses historical data in order to estimate a forfeiture rate, which is generally eight to ten percent, and uses historical data, including holding period behavior, to determine the expected life for stock option valuation purposes.
The fair value of stock option grants is estimated on the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used to value grants made in 2024, 2023 and 2022:

	2024	2023	2022
Average expected volatility	38.0%	39.1%	38.6%
Dividend yield	3.6%	3.6%	3.7%
Risk-free interest rate	4.2%	4.0%	3.2%
Expected life	5.0 years	5.0 years	4.2 years
Fair value per option	$25.25	$26.05	$20.00
Weighted-average vesting period	2.0 years	1.9 years	1.7 years
Stock Options:
The number of stock options and weighted-average exercise prices as of December 28, 2024 are as follows:

	Options	Price
Outstanding, December 30, 2023	5,490,848	$133.22
Granted	832,331	89.34
Exercised	(163,179)	89.19
Forfeited	(241,429)	125.24
Outstanding, December 28, 2024	5,918,571	$128.59
Exercisable, December 28, 2024	4,339,550	$140.93

At December 28, 2024, the range of exercise prices on outstanding stock options was $77.83 to $193.97 per share. Stock option expense was $25.3 million, $26.6 million and $27.1 million for 2024, 2023 and 2022, respectively. At December 28, 2024, the Company had $20.0 million of unrecognized pre-tax compensation expense for stock options. This expense will be recognized over the remaining vesting periods which are 1.5 years on a weighted-average basis.

During 2024, the Company received $14.5 million in cash from the exercise of stock options. The related cash tax benefit from the exercise of these options was $0.4 million. During 2024, 2023 and 2022, the total intrinsic value of options exercised was $1.9 million, $1.0 million and $4.6 million, respectively. When options are exercised, the related shares are issued from treasury stock. During 2024, 2023, and 2022, the tax shortfall recognized was $0.3 million, $0.1 million, and $0.1 million, respectively and was recorded in income tax expense.
Outstanding and exercisable stock option information at December 28, 2024 follows:

	Outstanding Stock Options			Exercisable Stock Options
Exercise Price Ranges	Options	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Options	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$100.00 and below	2,183,691	8.46	$86.00	719,340	8.04	$82.46
100.01 — 165.00	2,055,411	3.38	131.22	2,040,881	3.35	131.38
165.01 — higher	1,679,469	5.30	180.74	1,579,329	5.19	179.90
	5,918,571	5.80	$128.59	4,339,550	4.80	$140.93
Compensation cost for new grants is recognized on a straight-line basis over the vesting period. The expense for retirement eligible employees (as defined in Note A, Significant Accounting Policies) is recognized by the date they become retirement eligible, as such employees may retain their options for the 10-year contractual term in the event they retire prior to the end of the vesting period stipulated in the grant.
As of December 28, 2024, the aggregate intrinsic value of stock options outstanding and stock options exercisable was $1.9 million and $1.2 million, respectively.
Employee Stock Purchase Plan:
The Employee Stock Purchase Plan (“ESPP”) enables eligible employees in the United States, Canada and Israel to purchase shares of the Company's common stock at the lower of 85.0% of the fair market value of the shares on the grant date ($69.59 per share for fiscal year 2024 purchases) or 85.0% of the fair market value of the shares on the last business day of each month. A maximum of 1,600,000 shares are authorized for subscription. During 2024, 2023 and 2022, 148,144 shares, 181,573 shares and 136,956 shares, respectively, were issued under the plan at average prices of $69.49, $65.34, and $96.09 per share, respectively, and the intrinsic value of the ESPP purchases was $3.7 million, $4.1 million and $2.3 million, respectively. For 2024, the Company received $10.3 million in cash from ESPP purchases, and there was no related tax benefit. The fair value of ESPP shares was estimated using the Black-Scholes option pricing model. ESPP compensation cost is recognized ratably over the one-year term based on actual employee stock purchases under the plan. The fair value of the employees’ purchase rights under the ESPP was estimated using the following assumptions for 2024, 2023 and 2022, respectively: dividend yield of 3.3%, 3.9% and 1.7%; expected volatility of 34.0%, 42.0% and 25.0%; risk-free interest rates of 5.2%, 4.7%, and 0.2%; and expected lives of one year. The weighted-average fair value of those purchase rights granted in 2024, 2023 and 2022 was $27.38, $21.26 and $38.51, respectively. Total compensation expense recognized for ESPP was $3.7 million, $3.6 million, and $3.3 million in 2024, 2023, and 2022, respectively.
Restricted Share Units:
Compensation cost for restricted share units (“RSUs”) granted to employees is recognized ratably over the vesting term, which varies but is generally three or four years. RSU grants totaled 750,126 shares, 827,133 shares and 870,848 shares in 2024, 2023 and 2022, respectively. The weighted-average grant date fair value of RSUs granted in 2024, 2023 and 2022 was $89.66, $90.09 and $85.05 per share, respectively.
Total compensation expense recognized for RSUs amounted to $64.0 million, $53.9 million and $50.6 million in 2024, 2023 and 2022, respectively. The related cash tax benefit received related to the shares that were delivered in 2024 was $10.1 million. During 2024, 2023, and 2022, the tax shortfall recognized was $0.8 million, $1.9 million, and $3.6 million, respectively. As of December 28, 2024, unrecognized compensation expense for RSUs amounted to $70.8 million and will be recognized over a weighted-average period of 1.4 years.

A summary of non-vested restricted share units and award activity as of December 28, 2024, and changes during the year then ended is as follows:

	Restricted Share Units & Awards	Weighted-Average Grant Date Fair Value
Non-vested at December 30, 2023	1,490,924	$100.24
Granted	750,126	89.66
Vested	(585,745)	99.85
Forfeited	(175,322)	96.78
Non-vested at December 28, 2024	1,479,983	$95.44
The total fair value of vested RSUs (market value on the date vested) during 2024, 2023 and 2022 was $59.4 million, $49.9 million and $38.9 million, respectively.
Prior to 2020, non-employee members of the Board of Directors received annual restricted share-based grants which must be cash settled, and accordingly mark-to-market accounting is applied. In 2024, the Company recognized $0.9 million of income for these awards. In 2023 and 2022, the Company recognized $1.5 million of expense and $9.8 million of income for these awards, respectively. Beginning in 2020, the annual grant issued to non-employee members of the Board of Directors is stock settled. The expense related to the annual grant in 2024, 2023 and 2022 was $1.7 million, $1.9 million, and $1.8 million respectively. Additionally, non-employee members of the Board of Directors may defer any or all of their cash retainer fees, which would subsequently be settled as RSU awards. Compensation expense related to these RSUs was $1.0 million, $1.1 million, and $1.2 million for 2024, 2023 and 2022, respectively.
Management Incentive Compensation Plan Performance Stock Units:
In 2020, the Company granted Performance Stock Units (collectively "MICP-PSUs") under the Management Incentive Compensation Plan ("MICP") to participating employees. Awards were payable in shares of common stock and generally no award was made if the employee terminated employment prior to the settlement dates. The delivery of the shares related to the 2020 MICP-PSU grant occurred ratably in 2021, 2022, and 2023. The total shares delivered were based on actual 2020 performance in relation to the established goals. No additional MICP-PSUs have been granted under the MICP in 2022, 2023, or 2024.

Compensation cost for these performance awards was recognized ratably over the vesting term of three years. Total income recognized in 2023 related to these MICP-PSUs approximated $5.0 million. The total expense recognized in 2022 related to these MICP-PSUs approximated $9.1 million. The related cash tax benefit received related to the shares that were delivered in 2023 and 2022 was $0.9 million and $3.6 million, respectively. There was no compensation cost for these performance awards recognized in 2024, as the 2020 MICP-PSUs were fully vested.
Long-Term Performance Awards:
The Company has granted Long-Term Performance Awards (“LTIP”) under its 2022 Plan and 2018 Omnibus Award Plan to senior management employees for achieving Company performance measures. Awards are payable in shares of common stock, which may be subject to restrictions if the employee has not achieved certain stock ownership levels, and generally no award is made if the employee terminates employment prior to the settlement date. LTIP grants were made in 2022, 2023 and 2024. Each grant has two separate performance goals representing 75% of the grant date value and one market-based metric representing 25% of the grant date value. For grants made in 2024 and 2023, the performance goals are relative organic sales growth measured over the three-year performance period and cash flow return on investment measured for each year within the three-year performance period. For grants made in 2022, the annual performance goals were earnings per share and cash flow return on investment. For all years, the market-based metric measures the Company’s common stock return relative to peers over the three-year performance period. The ultimate delivery of shares will occur in 2025, 2026 and 2027 for the 2022, 2023 and 2024 grants, respectively. Share settlements are based on actual performance in relation to these goals.
Expense recognized for these performance awards was $9.7 million and $1.7 million in 2024 and 2023, respectively. Income recognized for these performance awards in 2022 was $2.4 million. With the exception of the market-based metric comprising 25% of the award, in the event performance goals are not met, compensation cost is not recognized and any previously recognized compensation cost is reversed. The related cash tax benefit received related to the shares that were delivered in 2024, 2023, and 2022 was $0.1 million, $0.3 million and $1.3 million, respectively. The tax shortfall recognized in 2024, 2023 and 2022 was $0.5 million, $0.5 million and less than $0.1 million, respectively.

A summary of the activity pertaining to the maximum number of shares that may be issued is as follows:

	LTIP Units	Weighted-Average Grant Date Fair Value
Non-vested at December 30, 2023	731,128	$119.90
Granted	468,228	80.86
Vested	(15,562)	163.45
Forfeited	(164,646)	149.63
Non-vested at December 28, 2024	1,019,148	$96.50

J. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table summarizes the changes in the accumulated balances for each component of Accumulated other comprehensive loss:

(Millions of Dollars)	Currency translation adjustment and other	(Losses) gains on cash flow hedges, net of tax	Gains (losses) on net investment hedges, net of tax	Pension (losses) gains, net of tax	Total
Balance - December 31, 2022	$(1,907.4)	$(44.5)	$73.8	$(241.4)	$(2,119.5)
Other comprehensive income (loss) before reclassifications	75.1	(1.6)	(8.9)	(26.9)	37.7
Reclassification adjustments to earnings	—	3.6	—	9.1	12.7
Net other comprehensive income (loss)	75.1	2.0	(8.9)	(17.8)	50.4
Balance - December 30, 2023	$(1,832.3)	$(42.5)	$64.9	$(259.2)	$(2,069.1)
Other comprehensive (loss) income before reclassifications	(331.9)	24.3	13.5	35.0	(259.1)
Adjustments related to sales of businesses	(6.0)	—	—	—	(6.0)
Reclassification adjustments to earnings	—	1.5	—	11.8	13.3
Net other comprehensive (loss) income	(337.9)	25.8	13.5	46.8	(251.8)
Balance - December 28, 2024	$(2,170.2)	$(16.7)	$78.4	$(212.4)	$(2,320.9)

The Company uses the portfolio method for releasing the stranded tax effects from Accumulated other comprehensive loss. The reclassifications out of Accumulated other comprehensive loss for the years ended December 28, 2024 and December 30, 2023 were as follows:

(Millions of Dollars)	2024	2023
Components of Accumulated other comprehensive loss	Reclassification adjustments	Reclassification adjustments	Affected line item in Consolidated Statements of Operations
Realized gains (losses) on cash flow hedges	$2.0	$(0.6)	Cost of sales
Realized losses on cash flow hedges	(6.1)	(6.1)	Interest expense
Total before taxes	(4.1)	(6.7)
Tax effect	2.6	3.1	Income taxes
Realized losses on cash flow hedges, net of tax	$(1.5)	$(3.6)

Actuarial losses and prior service costs / credits	$(11.1)	$(11.1)	Other, net
Settlement losses	(3.5)	(1.0)	Other, net
Total before taxes	(14.6)	(12.1)
Tax effect	2.8	3.0	Income taxes
Amortization of defined benefit pension items, net of tax	$(11.8)	$(9.1)

K. EMPLOYEE BENEFIT PLANS

EMPLOYEE STOCK OWNERSHIP PLAN (“ESOP”) — Most U.S. employees may make contributions that do not exceed 25% of their eligible compensation to a tax-deferred 401(k) savings plan, subject to restrictions under tax laws. Employees generally direct the investment of their own contributions into various investment funds. An employer match benefit is provided under the plan equal to one half of each employee’s tax-deferred contribution up to the first 7% of their compensation. Participants direct the entire employer match benefit such that no participant is required to hold the Company’s common stock in their 401(k) account. The employer match benefit totaled $31.7 million, $32.8 million and $32.2 million in 2024, 2023 and 2022, respectively.

In addition, 11,249 U.S. salaried and non-union hourly employees are eligible to receive a non-contributory benefit under the Core benefit plan. Core benefit allocations range from 2% to 6% of eligible employee compensation based on age. Allocations for benefits earned under the Core plan were $36.1 million, $38.8 million, and $28.9 million in 2024, 2023 and 2022, respectively. Assets held in participant Core accounts are invested in target date retirement funds which have an age-based allocation of investments.

The Company’s net ESOP activity resulted in expense of $67.8 million, $71.6 million, and $61.1 million in 2024, 2023, and 2022, respectively, and is compromised of the aforementioned Core and 401(k) match defined contribution benefits.

The Company made cash contributions totaling $72.6 million in 2024, $61.0 million in 2023 and $67.8 million in 2022.

PENSION AND OTHER BENEFIT PLANS — The Company sponsors pension plans covering most domestic hourly and certain executive employees, and 13,110 foreign employees. Benefits are generally based on salary and years of service, except for U.S. collective bargaining employees whose benefits are based on a stated amount for each year of service.

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

In addition to the multi-employer plans, various other defined contribution plans are sponsored worldwide. As of December 28, 2024 and December 30, 2023, the Company had $118.7 million and $104.7 million, respectively, of liabilities pertaining to an unfunded supplemental defined contribution plan for certain U.S. employees.

The expense (benefit) for defined contribution plans, aside from the earlier discussed ESOP plans, are as follows:

(Millions of Dollars)	2024	2023	2022
Multi-employer plan expense	$3.7	$3.5	$6.0
Other defined contribution plan expense (benefit)	$45.7	$43.3	$(2.4)

The components of net periodic pension expense (benefit) are as follows:

	U.S. Plans			Non-U.S. Plans
(Millions of Dollars)	2024	2023	2022	2024	2023	2022
Service cost	$6.4	$8.1	$6.2	$12.2	$11.2	$15.1
Interest cost	51.6	54.7	33.6	41.7	43.4	22.9
Expected return on plan assets	(60.8)	(62.1)	(60.9)	(43.9)	(41.5)	(37.7)
Amortization of prior service cost (credit)	0.6	0.8	0.9	(0.7)	(0.7)	(0.7)
Actuarial loss amortization	8.1	8.9	5.9	4.4	3.4	7.9
Special termination benefit	—	—	—	—	0.3	—
Settlement / curtailment loss	—	0.3	0.2	3.5	0.7	0.2
Net periodic pension expense (benefit)	$5.9	$10.7	$(14.1)	$17.2	$16.8	$7.7

The Company provides medical and dental benefits for certain retired employees in the United States, Brazil, and Canada. Approximately 461 participants are covered under these plans. Net periodic post-retirement benefit expense was comprised of the following:

	Other Benefit Plans
(Millions of Dollars)	2024	2023	2022
Service cost	$0.3	$0.3	$0.3
Interest cost	1.7	2.0	1.5
Amortization of prior service credit	0.1	0.1	—
Actuarial gain amortization	(1.4)	(1.4)	(0.7)
Settlement / curtailment gain	—	—	(0.4)
Special termination benefit	—	—	6.9
Net periodic post-retirement expense	$0.7	$1.0	$7.6

The components of net periodic post-retirement benefit expense other than the service cost component are included in Other, net in the Consolidated Statements of Operations.

Changes in plan assets and benefit obligations recognized in Accumulated other comprehensive loss in 2024 are as follows:

(Millions of Dollars)	2024
Current year actuarial gain	$(47.9)
Amortization of actuarial loss	(11.1)
Prior service cost from plan amendments	0.2
Settlement / curtailment loss	(3.5)
Currency / other	(1.2)
Total decrease recognized in Accumulated other comprehensive loss (pre-tax)	$(63.5)

The changes in the pension and other post-retirement benefit obligations, fair value of plan assets, as well as amounts recognized in the Consolidated Balance Sheets, are shown below.

	U.S. Plans		Non-U.S. Plans		Other Benefits
(Millions of Dollars)	2024	2023	2024	2023	2024	2023
Change in benefit obligation
Benefit obligation at end of prior year	$1,090.3	$1,083.5	$999.1	$931.0	$35.2	$42.8
Service cost	6.4	8.1	12.2	11.2	0.3	0.3
Interest cost	51.6	54.7	41.7	43.4	1.7	2.0
Special termination benefit	—	—	—	0.3	—	—
Settlements/curtailments	—	(5.6)	(14.5)	(7.6)	—	—
Actuarial (gain) loss	(46.7)	40.2	(92.6)	26.6	(1.4)	(2.3)
Plan amendments	0.1	—	0.1	—	—	—
Foreign currency exchange rate changes	—	—	(29.2)	46.5	(1.1)	0.3
Participant contributions	—	—	0.2	0.2	—	—
Acquisitions, divestitures, and other	(4.6)	(7.7)	(2.8)	(2.7)	—	—
Benefits paid	(84.6)	(82.9)	(52.6)	(49.8)	(7.7)	(7.9)
Benefit obligation at end of year	$1,012.5	$1,090.3	$861.6	$999.1	$27.0	$35.2
Change in plan assets
Fair value of plan assets at end of prior year	$979.2	$967.3	$831.0	$783.4	$—	$—
Actual return on plan assets	21.1	93.4	(6.1)	50.1	—	—
Participant contributions	—	—	0.2	0.2	—	—
Employer contributions	12.3	14.7	20.9	19.6	7.7	7.9
Settlements	—	(5.6)	(16.9)	(11.3)	—	—
Foreign currency exchange rate changes	—	—	(14.4)	41.5	—	—
Acquisitions, divestitures, and other	(4.6)	(7.7)	(2.4)	(2.7)	—	—
Benefits paid	(84.6)	(82.9)	(52.6)	(49.8)	(7.7)	(7.9)
Fair value of plan assets at end of plan year	$923.4	$979.2	$759.7	$831.0	$—	$—
Funded status — assets less than benefit obligation	$(89.1)	$(111.1)	$(101.9)	$(168.1)	$(27.0)	$(35.2)
Unrecognized prior service cost (credit)	1.5	2.1	(13.0)	(13.9)	0.4	0.4
Unrecognized net actuarial loss (gain)	217.9	233.0	121.0	170.2	(19.1)	(19.6)
Net amount recognized	$130.3	$124.0	$6.1	$(11.8)	$(45.7)	$(54.4)

	U.S. Plans		Non-U.S. Plans		Other Benefits
(Millions of Dollars)	2024	2023	2024	2023	2024	2023
Amounts recognized in the Consolidated Balance Sheets
Prepaid benefit cost (non-current)	$3.8	$—	$124.8	$88.7	$—	$—
Current benefit liability	(5.2)	(5.6)	(10.3)	(10.9)	(5.2)	(7.6)
Non-current benefit liability	(87.7)	(105.5)	(216.4)	(245.9)	(21.8)	(27.6)
Net liability recognized	$(89.1)	$(111.1)	$(101.9)	$(168.1)	$(27.0)	$(35.2)

Accumulated other comprehensive loss (pre-tax):
Prior service cost (credit)	$1.5	$2.1	$(13.0)	$(13.9)	$0.4	$0.4
Actuarial loss (gain)	217.9	233.0	121.0	170.2	(19.1)	(19.6)
	219.4	235.1	108.0	156.3	(18.7)	(19.2)
Net amount recognized	$130.3	$124.0	$6.1	$(11.8)	$(45.7)	$(54.4)

Actuarial gains and losses reflected in the table above are driven by changes in demographic experience, changes in assumptions, and differences in actual returns on investments compared to estimated returns from the prior year. For the year ended December 28, 2024, the decrease in the benefit obligation is primarily driven by the increase in the single equivalent discount rate used to measure these obligations as well as favorable changes in demographic experience. These actuarial gains were partially offset as actual returns on plan assets during the year were lower than the estimated return.
The accumulated benefit obligation for all benefit plans was $1.868 billion at December 28, 2024 and $2.084 billion at December 30, 2023. The following table provides information regarding pension plans in which accumulated benefit obligations exceed plan assets as of December 28, 2024 and December 30, 2023:

	U.S. Plans		Non-U.S. Plans
(Millions of Dollars)	2024	2023	2024	2023
Accumulated benefit obligation	$916.5	$1,090.3	$221.1	$249.9
Fair value of plan assets	$823.6	$979.1	$25.7	$31.5
The following table provides information regarding pension plans in which projected benefit obligations (inclusive of anticipated future compensation increases) exceed plan assets as of December 28, 2024 and December 30, 2023:

	U.S. Plans		Non-U.S. Plans
(Millions of Dollars)	2024	2023	2024	2023
Projected benefit obligation	$916.5	$1,090.3	$271.9	$304.5
Fair value of plan assets	$823.6	$979.1	$45.2	$47.8
The major assumptions used in valuing pension and post-retirement plan obligations and net costs were as follows:

	Pension Benefits
	U.S. Plans			Non-U.S. Plans			Other Benefits
	2024	2023	2022	2024	2023	2022	2024	2023	2022
Weighted-average assumptions used to determine benefit obligations at year end:
Discount rate	5.55%	5.04%	5.36%	5.04%	4.43%	4.70%	5.74%	5.45%	5.47%
Rate of compensation increase	—	—	—	3.45%	3.52%	3.64%	—	—	—
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate - service cost	5.27%	5.58%	3.14%	5.18%	5.23%	2.67%	6.33%	6.64%	4.41%
Discount rate - interest cost	4.96%	5.23%	2.28%	4.36%	4.67%	1.69%	5.44%	5.37%	2.25%
Rate of compensation increase	—	—	3.00%	3.52%	3.64%	3.57%	—	—	—
Expected return on plan assets	6.47%	6.70%	4.69%	5.45%	5.29%	3.41%	—	—	—
The expected rate of return on plan assets is determined considering the returns projected for the various asset classes and the relative weighting for each asset class. The Company will use a 6.57% weighted-average expected rate of return assumption to determine the 2025 net periodic benefit cost.
PENSION PLAN ASSETS — Plan assets are invested in equity securities, government and corporate bonds and other fixed income securities, money market instruments and insurance contracts. The Company’s worldwide asset allocations at December 28, 2024 and December 30, 2023 by asset category and the level of the valuation inputs within the fair value hierarchy established by ASC 820, Fair Value Measurement, were as follows:

Asset Category (Millions of Dollars)	2024	Level 1	Level 2
Cash and cash equivalents	$29.7	$20.3	$9.4
Equity securities
U.S. equity securities	166.1	48.7	117.4
Foreign equity securities	92.8	24.5	68.3
Fixed income securities
Government securities	647.7	253.5	394.2
Corporate securities	678.9	—	678.9
Insurance contracts	37.7	—	37.7
Other	30.2	—	30.2
Total	$1,683.1	$347.0	$1,336.1

Asset Category (Millions of Dollars)	2023	Level 1	Level 2
Cash and cash equivalents	$40.9	$25.8	$15.1
Equity securities
U.S. equity securities	191.5	63.5	128.0
Foreign equity securities	119.7	34.7	85.0
Fixed income securities
Government securities	646.0	239.8	406.2
Corporate securities	736.5	—	736.5
Insurance contracts	39.6	—	39.6
Other	36.0	—	36.0
Total	$1,810.2	$363.8	$1,446.4
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

The Company's investment strategy for pension assets focuses on a liability-matching approach with gradual de-risking taking place over a period of many years. The Company utilizes the current funded status to transition the portfolio toward investments that better match the duration and cash flow attributes of the underlying liabilities. Assets approximating 70% of the Company's current pension liabilities have been invested in fixed income securities, using a liability / asset matching duration strategy, with the primary goal of mitigating exposure to interest rate movements and preserving the overall funded status of the underlying plans. Plan assets are broadly diversified and are invested to ensure adequate liquidity for immediate- and medium-term benefit payments. The Company’s target asset allocations include approximately 10%-30% in equity securities, approximately 60%-80% in fixed income securities and approximately 10% in other securities. The funded status percentage (total plan assets divided by total projected benefit obligation) of all global pension plans was 90% in 2024, and 87% in both 2023 and 2022.

CONTRIBUTIONS — The Company’s funding policy for its defined benefit plans is to contribute amounts determined annually on an actuarial basis to provide for current and future benefits in accordance with federal law and other regulations. The Company expects to contribute approximately $30 million to its pension and other post-retirement benefit plans in 2025.

EXPECTED FUTURE BENEFIT PAYMENTS — Benefit payments, inclusive of amounts attributable to estimated future employee service, are expected to be paid over the next 10 years as follows:

(Millions of Dollars)	Total	Year 1	Year 2	Year 3	Year 4	Year 5	Years 6-10
Future payments	$1,440.5	$153.8	$146.5	$145.6	$145.5	$144.1	$705.0
These benefit payments will be funded through a combination of existing plan assets, the returns on those assets, and amounts to be contributed in the future by the Company.

HEALTH CARE COST TRENDS — The weighted-average annual assumed rate of increase in the per-capita cost of covered benefits (i.e., health care cost trend rate) is assumed to be 6.3% for 2024, reducing gradually to 4.9% by 2032 and remaining at that level thereafter.

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
Recurring Fair Value Measurements
The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis for each of the hierarchy levels:

(Millions of Dollars)	Total Carrying Value	Level 1	Level 2	Level 3
December 28, 2024
Money market fund	$14.2	$14.2	$—	$—
Deferred compensation plan investments	$17.0	$17.0	$—	$—
Derivative assets	$32.6	$—	$32.6	$—
Derivative liabilities	$11.8	$—	$11.8	$—
Contingent consideration liability	$167.4	$—	$—	$167.4
December 30, 2023
Money market fund	$12.3	$12.3	$—	$—
Non-derivative hedging instrument	$399.7	$—	$399.7	$—
Deferred compensation plan investments	$20.2	$20.2	$—	$—
Derivative assets	$8.5	$—	$8.5	$—
Derivative liabilities	$17.9	$—	$17.9	$—
Contingent consideration liability	$208.8	$—	$—	$208.8
The following table provides information about the Company's financial assets and liabilities not carried at fair value:

	December 28, 2024		December 30, 2023
(Millions of Dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
Other investments	$4.0	$3.9	$6.0	$5.8
Long-term debt, including current portion	$6,103.0	$5,548.8	$6,102.1	$5,512.8
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
The long-term debt instruments are considered Level 2 instruments and are measured using a discounted cash flow analysis based on the Company’s marginal borrowing rates. The differences between the carrying values and fair values of long-term debt are attributable to the stated interest rates differing from the Company's marginal borrowing rates. The fair values of the Company's variable rate short-term borrowings approximated their carrying values at December 30, 2023.
As part of the Craftsman® brand acquisition in March 2017, the Company recorded a contingent consideration liability representing the Company's obligation to make future payments to Transform Holdco, LLC, which operates Sears and Kmart retail locations, of between 2.5% and 3.5% on sales of Craftsman products in new Stanley Black & Decker, Inc. channels through March 2032. During the year ended December 28, 2024, the Company paid $38.9 million for royalties owed. The Company will continue making future payments quarterly through the second quarter of 2032. The estimated fair value of the contingent consideration liability is determined using a discounted cash flow analysis taking into consideration future sales projections, forecasted payments to Transform Holdco, LLC, based on contractual royalty rates, and the related tax impacts. The estimated fair value of the contingent consideration liability was $167.4 million and $208.8 million as of December 28, 2024 and December 30, 2023, respectively. Adjustments to the contingent consideration liability, with the exception of cash payments, are recorded in SG&A in the Consolidated Statements of Operations. A 100-basis point reduction in the discount rate would result in an increase to the liability of approximately $4.5 million as of December 28, 2024.
A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. The Company's judgments used to determine the estimated contingent consideration liability discussed above, including estimated future sales projections, can materially impact the Company's results of operations.
Refer to Note H, Financial Instruments, for more details regarding derivative financial instruments, Note R, Contingencies, for more details regarding the other investments related to the WCLC trust, and Note G, Long-Term Debt and Financing Arrangements, for more information regarding the carrying values of the long-term debt.

Non-Recurring Fair Value Measurements
The Company recorded impairment charges in the first quarter of 2024 and the fourth quarter of 2023 to adjust the carrying amount of the long-lived assets of its Infrastructure business sold on April 1, 2024, which were considered Level 3 fair value measurements. Refer to Note S, Divestitures for further discussion.
Additionally, the Company recorded an impairment charge in the third quarter of 2024 related to the Lenox trade name, which is considered a Level 3 fair value measurement. Previously, the Company recorded an impairment charge in the third quarter of 2023 related to the Irwin and Troy-Bilt trade names, which is also considered a Level 3 fair value measurement. Refer to Note E, Goodwill and Intangible Assets. The Company had no other significant non-recurring fair value measurements, nor any other financial assets or liabilities measured using Level 3 inputs, during 2024 or 2023.

M. OTHER COSTS AND EXPENSES
Other, net is primarily comprised of intangible asset amortization expense, currency-related gains or losses, environmental remediation expense, deal costs and related consulting costs, and certain pension gains or losses. Other, net amounted to $448.8 million, $320.1 million and $274.8 million for fiscal years 2024, 2023 and 2022, respectively. The year-over-year increase in 2024 is primarily driven by an environmental remediation reserve adjustment relating to the Centredale site, as further discussed in Note R, Contingencies, partially offset by lower intangible asset amortization due to the divestiture of the Infrastructure business. The year-over-year increase in 2023 was driven by higher pension and environmental remediation costs as well as write-downs on certain investments, partially offset by income related to providing transition services to previously divested businesses.
Research and development costs, which are classified in SG&A, were $328.8 million, $362.0 million and $357.4 million, or 2.1%, 2.3%, and 2.1% of net sales, for fiscal years 2024, 2023 and 2022, respectively.

N. RESTRUCTURING CHARGES
A summary of the restructuring reserve activity from December 30, 2023 to December 28, 2024 is as follows:

(Millions of Dollars)	December 30, 2023	Net Additions	Usage	Currency	December 28, 2024
Severance and related costs	$25.8	$49.0	$(50.3)	$0.8	$25.3
Facility closures and other	3.1	50.9	(33.9)	—	20.1
Total	$28.9	$99.9	$(84.2)	$0.8	$45.4

During 2024, the Company recognized net restructuring charges of $99.9 million, primarily related to severance and facility closures associated with the supply chain transformation.
The majority of the $45.4 million of reserves remaining as of December 28, 2024 is expected to be utilized within the next 12 months.

Segments: The $99.9 million of net restructuring charges for the year ended December 28, 2024 includes: $84.0 million pertaining to the Tools & Outdoor segment; $7.7 million pertaining to the Industrial segment; and $8.2 million pertaining to Corporate.

O. BUSINESS SEGMENTS AND GEOGRAPHIC AREAS
The Company’s operations are classified into two reportable business segments: Tools & Outdoor and Industrial.
The Tools & Outdoor segment is comprised of the Power Tools Group ("PTG"), Hand Tools, Accessories & Storage ("HTAS") and Outdoor Power Equipment ("Outdoor") product lines. The PTG product line includes both professional and consumer products. Professional products, primarily under the DEWALT® brand, include professional grade corded and cordless electric power tools and equipment including drills, impact wrenches and drivers, grinders, saws, routers, sanders, and concrete prep and placement tools as well as pneumatic tools and fasteners including nail guns, nails, staplers and staples, and concrete and masonry anchors. DIY and tradesperson focused products include corded and cordless electric power tools sold primarily under the CRAFTSMAN® and STANLEY® brands, consumer home products such as household power tools, hand-held vacuums, and small appliances primarily under the BLACK+DECKER® brand. The HTAS product line sells hand tools, power tool accessories and storage products primarily under the DEWALT®, CRAFTSMAN®, and STANLEY® brands. Hand tools include measuring, leveling and layout tools, planes, hammers, demolition tools, clamps, vises, knives, saws, chisels, material handling, and industrial and automotive tools. Power tool accessories include drill bits, screwdriver bits, router bits, abrasives, saw blades and threading products. Storage products include tool boxes, sawhorses, cabinets and engineered storage solution products. The Outdoor product line primarily sells corded and cordless electric lawn and garden products, including hedge trimmers, string trimmers, lawn mowers, pressure washers and related accessories, and gas powered lawn and garden products, including lawn tractors, zero turn ride on mowers, walk behind mowers, snow blowers, residential robotic mowers, hand-held outdoor power equipment, garden tools, and parts and accessories to professionals and consumers under the DEWALT®, CRAFTSMAN®, CUB CADET®, BLACK+DECKER®, and HUSTLER® brand names.
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
The Company’s CODM is the President and Chief Executive Officer. The CODM uses segment profit for each segment as part of the Company's annual operating plan and forecasting process. The CODM monitors actual segment profit results relative to operating plan and forecast to assess the performance of the business and allocate resources.
BUSINESS SEGMENTS

(Millions of Dollars)	2024
	Tools & Outdoor	Industrial	Total
Net Sales	$13,304.2	$2,061.5	$15,365.7

Cost of sales	9,404.0	1,452.0
Selling, general and administrative	2,702.8	354.6
Segment Profit	$1,197.4	$254.9	$1,452.3

Corporate Overhead			(270.6)
Other, net			(448.8)
Restructuring charges			(99.9)
Asset impairment charges			(72.4)
Interest income			179.1
Interest expense			(498.6)
Earnings from continuing operations before income taxes			$241.1

(Millions of Dollars)	2023
	Tools & Outdoor	Industrial	Total
Net Sales	$13,367.1	$2,414.0	$15,781.1

Cost of sales	10,090.2	1,758.2
Selling, general and administrative	2,589.3	389.3
Segment Profit	$687.6	$266.5	$954.1

Corporate Overhead			(312.2)
Other, net			(320.1)
Loss on sales of businesses			(10.8)
Restructuring charges			(39.4)
Asset impairment charges			(274.8)
Interest income			186.9
Interest expense			(559.4)
Loss from continuing operations before income taxes			$(375.7)

(Millions of Dollars)	2022
	Tools & Outdoor	Industrial	Total
Net Sales	$14,423.7	$2,523.4	$16,947.1

Cost of sales	10,803.9	1,862.6
Selling, general and administrative	2,647.9	424.6
Segment Profit	$971.9	$236.2	$1,208.1

Corporate Overhead			(294.0)
Other, net			(274.8)
Loss on sales of businesses			(8.4)
Restructuring charges			(140.8)
Asset impairment charges			(168.4)
Interest income			54.7
Interest expense			(338.5)
Earnings from continuing operations before income taxes			$37.9

(Millions of Dollars)	2024	2023	2022
Capital and Software Expenditures
Tools & Outdoor	$301.5	$264.7	$438.5
Industrial	52.4	74.0	85.6
Discontinued operations	—	—	6.3
Consolidated	$353.9	$338.7	$530.4
Depreciation and Amortization
Tools & Outdoor	$456.8	$453.5	$387.6
Industrial	132.7	171.6	184.2
Discontinued operations	—	—	0.4
Consolidated	$589.5	$625.1	$572.2

Segment Assets	December 28, 2024	December 30, 2023
Tools & Outdoor	$18,135.8	$18,960.8
Industrial	3,962.9	4,081.7
	22,098.7	23,042.5
Assets held for sale	—	857.6
Corporate assets	(249.8)	(236.3)
Consolidated	$21,848.9	$23,663.8

Corporate Overhead includes the corporate overhead element of SG&A, which is not allocated to the business segments. For 2022, Corporate Overhead also included $0.3 million of sales. Corporate assets primarily consist of cash, deferred taxes, property, plant and equipment and right-of-use lease assets. Based on the nature of the Company's cash pooling arrangements, at times corporate-related cash accounts will be in a net liability position.

Lowe's accounted for approximately 14%, 14% and 15% of the Company's consolidated net sales in 2024, 2023 and 2022, respectively, while The Home Depot accounted for approximately 14%, 13% and 13% of the Company's consolidated net sales in 2024, 2023 and 2022, respectively.

As described in Note A, Significant Accounting Policies, the Company recognizes revenue at a point in time from the sale of tangible products or over time depending on when the performance obligation is satisfied. For the years ended December 28, 2024, December 30, 2023, and December 31, 2022, the majority of the Company’s revenue was recognized at the time of sale.

The percent of total segment revenue recognized over time for the Industrial segment for the years ended December 28, 2024, December 30, 2023 and December 31, 2022 was 3.2%, 2.2% and 4.6%, respectively.

The following table is a further disaggregation of the Industrial segment revenue for the years ended December 28, 2024, December 30, 2023 and December 31, 2022:

(Millions of Dollars)	2024	2023	2022
Engineered Fastening	$1,968.9	$1,965.4	$1,874.8
Infrastructure	92.6	448.6	648.6
Industrial	$2,061.5	$2,414.0	$2,523.4

GEOGRAPHIC AREAS

(Millions of Dollars)	2024	2023	2022
Net Sales
United States	$9,505.4	$9,861.3	$10,733.1
Canada	739.5	761.5	835.7
Other Americas	879.7	870.9	839.4
Europe	3,018.3	3,024.7	3,154.7
Asia	1,222.8	1,262.7	1,384.5
Consolidated	$15,365.7	$15,781.1	$16,947.4

(Millions of Dollars)	December 28, 2024	December 30, 2023
Property, Plant & Equipment, net
United States	$1,256.8	$1,306.5
Canada	5.6	7.2
Other Americas	208.4	253.2
Europe	273.4	300.0
Asia	290.1	303.0
Consolidated	$2,034.3	$2,169.9

P. INCOME TAXES

Significant components of the Company’s deferred tax assets and liabilities, excluding 2023 amounts classified as held for sale, at the end of each fiscal year were as follows:

(Millions of Dollars)	2024	2023
Deferred tax liabilities:
Depreciation	$73.9	$114.6
Intangible assets	799.6	817.7
Liability on undistributed foreign earnings	11.8	14.8
Lease right-of-use asset	118.1	126.5
Inventory	—	32.6
Other	37.4	44.2
Total deferred tax liabilities	$1,040.8	$1,150.4
Deferred tax assets:
Employee benefit plans	$137.9	$154.8
Basis differences in liabilities	139.5	100.8
Operating loss, capital loss and tax credit carryforwards	983.7	826.5
Lease liability	123.3	129.1
Intangible assets	636.2	681.3
Basis difference in debt obligations	—	249.1
Capitalized research and development costs	205.3	194.6
Interest expense carryforward	207.2	152.7
Inventory	22.5	—
Other	151.3	159.1
Total deferred tax assets	$2,606.9	$2,648.0
Net Deferred Tax Asset before Valuation Allowance	$1,566.1	$1,497.6
Valuation Allowance	$(967.8)	$(1,046.9)
Net Deferred Tax Asset after Valuation Allowance	$598.3	$450.7
A valuation allowance is recorded on certain deferred tax assets if it has been determined it is more likely than not that all or a portion of these assets will not be realized. The Company recorded a valuation allowance of $967.8 million and $1,046.9 million on deferred tax assets existing as of December 28, 2024 and December 30, 2023, respectively. The valuation allowances in 2024 and 2023 are primarily attributable to foreign and state net operating loss carryforwards, certain intangible assets, foreign capital loss carryforwards, foreign tax credits, and state tax credits.
As of December 28, 2024, the Company has approximately $4.3 billion of unremitted foreign earnings and profits. Of the total amount, the Company has provided for deferred taxes of $11.8 million on approximately $1.0 billion, which is not indefinitely reinvested primarily due to the changes brought about by the Tax Cuts and Jobs Act. The Company otherwise continues to consider the remaining undistributed earnings of its foreign subsidiaries to be permanently reinvested based on its current plans for use outside of the U.S. and accordingly no taxes have been provided on such earnings. The cash held by the Company’s non-U.S. subsidiaries for indefinite reinvestment is generally used to finance foreign operations and investments, including acquisitions. The income taxes applicable to such earnings and other outside basis differences are not readily determinable or practicable to calculate.
As of December 28, 2024, the Company has approximately $1.6 billion and $3.8 billion of net operating loss carryforwards available to reduce future tax obligations in certain U.S. state and foreign jurisdictions, respectively. The Company’s foreign net operating loss carryforwards primarily relate to its subsidiaries’ operations in Luxembourg ($2.3 billion), United Kingdom ($947.3 million), France ($187.3 million), Germany ($108.9 million), Brazil ($76.8 million), and other foreign jurisdictions ($169.5 million). The net operating loss carryforwards have various expiration dates beginning in 2025 with certain jurisdictions having indefinite carryforward periods. The foreign capital loss carryforwards of $19.4 million as of December 28, 2024 have indefinite carryforward periods.
U.S. foreign tax credit carryforward balance as of December 28, 2024 totaled $17.0 million with various expiration dates beginning in 2027. State tax credit carryforward balance as of December 28, 2024 totaled $20.0 million. The carryforward balance is made up of various credit types spanning multiple state taxing jurisdictions and various expiration dates beginning in 2025.
The components of earnings (loss) from continuing operations before income taxes consisted of the following:

(Millions of Dollars)	2024	2023	2022
United States	$(925.4)	$(1,385.0)	$(1,233.8)
Foreign	1,166.5	1,009.3	1,271.7
Earnings (loss) before income taxes	$241.1	$(375.7)	$37.9
Income taxes on continuing operations consisted of the following:

(Millions of Dollars)	2024	2023	2022
Current:
Federal	$4.3	$5.8	$(79.0)
Foreign	174.9	307.4	248.6
State	2.8	17.1	(16.7)
Total current	$182.0	$330.3	$152.9
Deferred:
Federal	$(181.5)	$(158.2)	$(61.2)
Foreign	(17.5)	(218.3)	(222.5)
State	(28.2)	(47.8)	(1.6)
Total deferred	(227.2)	(424.3)	(285.3)
Income taxes on continuing operations	$(45.2)	$(94.0)	$(132.4)
Net income taxes paid for continuing operations during 2024, 2023 and 2022 were $352.3 million, $415.2 million and $482.6 million, respectively. The 2024, 2023 and 2022 amounts include refunds of $53.1 million, $25.3 million and $41.8 million, respectively.

The reconciliation of the U.S. federal statutory income tax provision to Income taxes on continuing operations in the Consolidated Statements of Operations is as follows:

(Millions of Dollars)	2024	2023	2022
Tax at statutory rate	$50.6	$(78.9)	$8.0
State income taxes, net of federal benefits	(21.2)	(23.6)	(19.3)
Foreign tax rate differential	(0.9)	(48.0)	(28.8)
Uncertain tax benefits	(8.6)	30.5	26.3
Change in valuation allowance	(28.1)	33.5	(25.1)
Change in deferred tax liabilities on undistributed foreign earnings	1.2	—	12.8
Stock-based compensation	8.0	8.2	7.3
Change in tax rates	0.7	0.2	(5.5)
Tax credits	(20.2)	(17.8)	(10.3)
U.S. federal tax expense on foreign earnings	15.9	63.6	51.6
Intra-entity asset transfer of intellectual property	—	(131.3)	(153.3)
Withholding taxes	13.6	38.9	5.4
Impairment on assets held for sale	4.0	30.4	—
Capital loss	(64.4)	—	—
Global minimum taxes	3.9	—	—
Other	0.3	0.3	(1.5)
Income taxes on continuing operations	$(45.2)	$(94.0)	$(132.4)
The Company conducts business globally and, as a result, files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course, the Company is subject to examinations by taxing authorities throughout the world. The Internal Revenue Service is currently examining the Company's consolidated U.S. income tax returns for the 2017 through 2019 tax years. With few exceptions, as of December 28, 2024, the Company is no longer subject to U.S. federal, state, local, or foreign examinations by tax authorities for years before 2012.
The Company’s liabilities for unrecognized tax benefits relate to U.S. and various foreign jurisdictions. The following table summarizes the activity related to the unrecognized tax benefits:

(Millions of Dollars)	2024	2023	2022
Balance at beginning of year	$481.3	$502.7	$487.7
Additions based on tax positions related to current year	41.4	20.9	27.2
Additions based on tax positions related to prior years	10.2	20.4	41.1
Reductions based on tax positions related to prior years	(41.6)	(8.2)	(37.8)
Settlements	(10.2)	(16.2)	(7.0)
Statute of limitations expirations	(28.7)	(16.8)	(8.5)
Reclassification to long-term liabilities held for sale	—	(21.5)	—
Balance at end of year	$452.4	$481.3	$502.7

The gross unrecognized tax benefits at December 28, 2024 and December 30, 2023 include $447.1 million and $475.7 million, respectively, of tax benefits that, if recognized, would impact the effective tax rate. The liability for potential penalties and interest related to unrecognized tax benefits, excluding 2023 amounts reclassified to liabilities held for sale, increased by $1.0 million in 2024, increased by $15.5 million in 2023 and decreased by $11.2 million in 2022. The liability for potential penalties and interest totaled $65.3 million as of December 28, 2024, $64.3 million as of December 30, 2023, and $48.8 million as of December 31, 2022. The Company classifies all tax-related interest and penalties as income tax expense.

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

(Millions of Dollars)	December 28, 2024	December 30, 2023
Right-of-use assets	$473.4	$502.9
Lease liabilities	$491.8	$506.6
Weighted-average incremental borrowing rate	4.7%	4.6%
Weighted-average remaining term	6 years	7 years
Right-of-use assets are included within Other assets in the Consolidated Balance Sheets, while lease liabilities are included within Accrued expenses and Other liabilities, as appropriate. The Company determines its incremental borrowing rate based on interest rates from its debt issuances, taking into consideration adjustments for collateral, lease terms and foreign currency.
As a result of acquiring right-of-use assets from new leases entered into during the years ended December 28, 2024 and December 30, 2023, the Company's lease liabilities increased approximately $72.2 million and $206.1 million, respectively. The Company has variable rate leases for certain manufacturing facilities, distribution centers and office buildings in which the periodic rental payments vary based on benchmark interest rates.

The following is a summary of the Company's total lease cost for the years ended December 28, 2024, December 30, 2023, and December 31, 2022:

(Millions of Dollars)	2024	2023	2022
Operating lease cost	$139.6	$144.0	$147.1
Short-term lease cost	33.0	31.2	27.6
Variable lease cost	8.3	11.2	5.9
Sublease income	(2.5)	(3.2)	(2.5)
Total lease cost	$178.4	$183.2	$178.1

During 2024, 2023 and 2022, the Company paid $136.9 million, $128.3 million, and $124.1 million respectively, relating to leases included in the measurement of its lease liability and right-of-use asset.

The following is a summary of the Company's future lease obligations on an undiscounted basis at December 28, 2024:

(Millions of Dollars)	Total	2025	2026	2027	2028	2029	Thereafter
Lease obligations	$564.5	$129.7	$110.0	$86.1	$68.0	$53.6	$117.1

The following is a summary of the Company’s future marketing commitments at December 28, 2024:

(Millions of Dollars)	Total	2025	2026	2027	2028	2029	Thereafter
Marketing commitments	$62.2	$34.8	$21.8	$5.6	$—	$—	$—

As of December 28, 2024, the Company had unrecognized commitments that require the future purchase of goods or services (unconditional purchase obligations) to provide it with access to products and services at competitive prices. These obligations consist of supplier agreements with long-term minimum material purchase requirements and freight forwarding arrangements with minimum quantity commitments. The following is a summary of the Company's unconditional purchase obligations related to these agreements at December 28, 2024:

(Millions of Dollars)	Total	2025	2026	2027	2028	2029	Thereafter
Supplier agreements	$160.5	$100.8	$29.1	$30.6	$—	$—	$—

The Company has arrangements with third-party financial institutions that offer voluntary supply chain finance ("SCF") programs. These arrangements enable certain of the Company’s suppliers, at the supplier’s sole discretion, to sell receivables due from the Company to the financial institutions on terms directly negotiated with the financial institutions. The Company negotiates commercial terms with its suppliers, including prices, quantities, and payment terms, regardless of suppliers’ decisions to finance the receivables due from the Company under these SCF programs. The Company has no economic interest in a supplier’s decision to participate in these SCF programs, and no direct financial relationship with the financial institutions, as it relates to these SCF programs. The amounts due to the financial institutions for suppliers that voluntarily participate in these SCF programs were presented within Accounts payable on the Company’s Consolidated Balance Sheets and totaled $483.6 million and $528.1 million as of  December 28, 2024 and December 30, 2023, respectively.

The following is a rollforward of the Company's outstanding obligations under its SCF programs for the year ended December 28, 2024:

(Millions of Dollars)	2024
Balance, beginning of year	$528.1
Additions	2,111.5
Reductions for payments	(2,153.3)
Foreign currency translation and other	(2.7)
Balance, end of year	$483.6

GUARANTEES — The Company's financial guarantees at December 28, 2024 are as follows:

(Millions of Dollars)	Term	Maximum Potential Payment	Carrying Amount of Liability
Guarantees on the residual values of leased properties	Three years to nine years	$78.2	$—
Standby letters of credit	Up to twenty years	179.3	—
Commercial customer financing arrangements	Up to ten years	104.3	16.4
Total		$361.8	$16.4

The Company has guaranteed a portion of the residual values associated with certain of its variable rate leases. The lease guarantees are for an amount up to $78.2 million. Fair values of the underlying assets are estimated at $119.3 million. The related assets would be available to satisfy the guarantee obligations.

The Company has issued $179.3 million in standby letters of credit that guarantee future payments which may be required under certain insurance programs and in relation to certain environmental remediation activities described more fully in Note R, Contingencies.

The Company provides various limited and full recourse guarantees to financial institutions that provide financing to U.S. and Canadian Mac Tools distributors and franchisees for their initial purchase of the inventory and trucks necessary to function as a distributor and franchisee. In addition, the Company provides limited and full recourse guarantees to financial institutions that extend credit to certain end retail customers of its U.S. Mac Tools distributors and franchisees. The gross amount guaranteed in these arrangements is $104.3 million and the $16.4 million carrying value of the guarantees issued is recorded in Other liabilities in the Consolidated Balance Sheets.

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

The changes in the carrying amount of product warranties for the years ended December 28, 2024, December 30, 2023, and December 31, 2022 are as follows:

(Millions of Dollars)	2024	2023	2022
Balance beginning of period	$136.7	$126.6	$134.5
Warranties and guarantees issued	180.3	171.3	155.3
Warranty payments and currency	(176.9)	(161.2)	(163.2)
Balance end of period	$140.1	$136.7	$126.6

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
Government Investigations
As previously disclosed, on January 19, 2024, the Company was notified by the Compliance and Field Operations Division (the “Division”) of the Consumer Product Safety Commission (“CPSC”) that the Division intends to recommend the imposition of a civil penalty of approximately $32 million for alleged untimely reporting in relation to certain utility bars and miter saws that were subject to voluntary recalls in September 2019 and March 2022, respectively. The Company believes there are defenses to the Division’s claims, and has presented its defenses in a meeting with the Division on February 29, 2024 and in a written submission dated March 29, 2024. On April 1, 2024, the Division informed the Company's counsel that the Division intended to recommend that the CPSC refer the matter to the U.S. Department of Justice (the "DOJ"). On May 1, 2024, the Company was informed that the CPSC voted to refer the matter to the DOJ. In December 2024, the CPSC requested that the Company reproduce documents previously provided to the CPSC following changes to the agency’s electronic file sharing system. The Company has reproduced the requested documents to the CPSC. The Company has not heard anything further from the CPSC or the DOJ in relation to this matter since then and therefore is not in a position to assess the likelihood of any potential loss or adverse effect on its financial condition or to estimate the amount of potential loss, if any, from this matter.
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
The Company’s policy is to accrue environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. If no amount in the range of probable loss is considered most likely, the minimum loss in the range is accrued. The amount of liability recorded is based on an evaluation of currently available facts with respect to each individual site and includes such factors as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. The liabilities recorded do not take into account any claims for recoveries from insurance or third parties. As assessments and remediation progress at individual sites, the amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. As of December 28, 2024 and December 30, 2023, the Company had reserves of $275.4 million and $124.5 million, respectively, for remediation activities associated with Company-owned properties, as well as for Superfund sites, for losses that are probable and estimable. Of the December 28, 2024 amount, $51.4 million is classified as current within Accrued expenses and $224.0 million as long-term within Other liabilities, which is expected to be paid over the estimated remediation period. As of December 28, 2024, the Company's net cash obligations, including the WCLC assets discussed below, is $258.0 million. As of December 28, 2024, the range of environmental remediation costs that is reasonably possible is $191.5 million to $408.1 million which is subject to change in the near term. The Company may be liable for environmental remediation of sites it no longer owns. Liabilities have been recorded on those sites in accordance with the Company's policy.
The environmental liability for certain sites with cash payments beyond the current year that are fixed or reliably determinable have been discounted using a rate of 4.3% to 4.7%, depending on the expected timing of disbursements. The discounted and undiscounted amount of the liability relative to these sites is $84.6 million and $118.0 million, respectively. The payments relative to these sites are expected to be $6.4 million in 2025, $13.7 million in 2026, $13.0 million in 2027, $13.0 million in 2028, $4.3 million in 2029, and $67.6 million thereafter.
West Cost Loading Corporation
As of December 28, 2024, the Company has recorded $17.4 million in Other assets related to funding received by the Environmental Protection Agency (“EPA”) and placed in a trust in accordance with the final settlement with the EPA, embodied in a Consent Decree approved by the United States District Court for the Central District of California on July 3,

2013. Per the Consent Decree, Emhart Industries, Inc. (a dissolved and liquidated former indirectly wholly-owned subsidiary of The Black & Decker Corporation) (“Emhart”) has agreed to be responsible for an interim remedy at a site located in Rialto, California and formerly operated by WCLC, a defunct company for which Emhart was alleged to be liable as a successor. The remedy will be funded by (i) the amounts received from the EPA as gathered from multiple parties, and, to the extent necessary, (ii) Emhart's affiliate. The interim remedy required the construction of a water treatment facility and the treatment of ground water at or around the site for a period of approximately 30 years or more. The construction of the water treatment facility was completed in September 2023, and the treatment of ground water is ongoing. As of December 28, 2024, the Company's net cash obligation associated with these remediation activities, including WCLC assets, is $8.0 million.
Centredale Site
On April 8, 2019, the United States District Court approved a Consent Decree documenting the terms of a settlement between the Company and the United States for reimbursement of EPA's past costs and remediation of environmental contamination found at the Centredale Manor Restoration Project Superfund Site ("Centredale site"), located in North Providence, Rhode Island. Black & Decker and Emhart are liable for site clean-up costs under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") as successors to the liability of Metro-Atlantic, Inc., a former operator at the Centredale site. The Company is complying with the terms of the settlement and has fully reimbursed the EPA for its past costs. Remediation work at the Centredale site remains ongoing. Technical and regulatory issues have arisen in connection with the disposal methods selected and described in the statement of work for contaminated Centredale site soils and sediment. Emhart’s contractor is working with the EPA and the Rhode Island Department of Environmental Management (“RIDEM”) to develop alternatives. Based on these evolving technical and regulatory discussions, in the second quarter of 2024, the EPA and RIDEM began implementing regulatory changes that suggest that offsite landfill disposal now represents the most probable remedial alternative for the disposal of contaminated Centredale site soils and sediments. Significant open technical and regulatory issues relating to the implementation of this disposal alternative remain, including final EPA and RIDEM approvals, and further developments may result in additional or different remedial actions. Emhart’s contractor’s assessment of the offsite landfill disposal alternative involves soil and sediment volume estimates that could also change or increase as additional design investigations are performed at the site, which may further impact the remediation process. Emhart has recently entered into a cooperative agreement with the Federal and State Natural Resource Trustees to collectively conduct an assessment of what, if any, Natural Resource Damages may be associated with the contamination at the Centredale Site. Litigation continues in the District Court concerning Phase 3 of the case, which is addressing the potential allocation of liability to other PRPs who may have contributed to contamination of the Centredale site with dioxins, polychlorinated biphenyls and other contaminants of concern. Emhart proceeded to trial in a six-week bench trial in Phase 3 on the issue of CERCLA liability against 4 PRPs in October 2024. Post trial briefing and argument relating to the trial is ongoing, and a decision is expected in 2025. Based on the regulatory changes, and remedial developments currently contemplated by the EPA and the State of Rhode Island as described above, the Company increased its reserve for this site by $142.3 million in the second quarter of 2024. As of December 28, 2024, the Company has reserved $161.8 million for this site.
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
Lower 8.3 Miles
On April 11, 2014, the EPA issued a Focused Feasibility Study (“FFS”) and proposed plan which addressed various early action remediation alternatives for the lower 8.3 miles of the River. On March 4, 2016, the EPA issued a Record of Decision ("ROD") selecting the remedy for the lower 8.3 miles of the River, which will include the removal of 3.5 million cubic yards of sediment, placement of a cap over the entire lower 8.3 miles of the River, and, according to the EPA, will cost approximately $1.4 billion and take 6 years to implement after the remedial design is completed. On September 30, 2016, Occidental Chemical Corporation ("OCC") entered into an agreement with the EPA to perform the remedial design for the cleanup plan for the lower 8.3 miles of the River. OCC has submitted the final remedial design, which was approved by EPA in May 2024. On June 30, 2018, OCC filed a complaint in the United States District Court for the District of New Jersey against over 100 companies, including the Company, seeking CERCLA cost recovery or contribution for past costs relating to various investigations and cleanups OCC has conducted or is conducting in connection with the River. According to the complaint, OCC has incurred or is incurring costs which include the estimated cost ($165 million) to complete the remedial design for the cleanup plan for the lower 8.3 miles of the River. OCC also seeks a declaratory judgment to hold the defendants liable for their proper shares of future response costs for OCC's ongoing activities in connection with the River. The Company and other defendants have answered the complaint and have been engaged in discovery with OCC. On February 24, 2021, the Company and other defendants filed a third party complaint against the Passaic Valley Sewerage Commissioners and forty-two municipalities to require those entities to pay their equitable share of response costs. On December 20, 2022, various defendants (including the Company) in the OCC litigation filed an unopposed motion to stay the litigation for six months which was granted by the Court on March 1, 2023 and has been extended while the Court considered the Consent Decree filed by the United States, as discussed below.
The Company and 105 other parties received a letter dated March 31, 2016 from the EPA notifying such parties of potential liability for the costs of the cleanup of the lower 8.3 miles of the River. In a March 30, 2017 letter, the EPA stated that parties who did not discharge dioxins, furans or polychlorinated biphenyls (which are considered the contaminants of concern posing the greatest risk to human health or the environment) may be eligible for cash out settlement, but expected those parties' allocation to be determined through a complex settlement analysis using a third-party allocator. The EPA subsequently clarified this statement to say that such parties would be eligible to be "funding parties" for the lower 8.3 mile remedial action with each party's share of the costs determined by the EPA based on the allocation process and the remaining parties would be "work parties" for the remedial action. The Company participated in the allocation process and asserted that it did not discharge dioxins, furans or polychlorinated biphenyls and should be eligible to be a "funding party" for the lower 8.3 mile remedial action. The allocator selected by the EPA issued a confidential allocation report on December 28, 2020, which was reviewed by the EPA. As a result of the allocation process, on February 11, 2022, the EPA and certain parties (including the Company) reached an agreement in principle for a cash-out settlement for remediation of the entire 17-mile Lower Passaic River. On December 16, 2022, the United States lodged a Consent Decree with the United States District Court for the District of New Jersey in United States v. Alden Leeds, Inc. et al. (No. 2:22-cv-07326) that addressed the liability of 85 parties (including the Company) for an aggregate amount of $150 million based in part on the EPA-sponsored allocation report that found OCC 99.4% responsible for the cleanup costs of the River. The Consent Decree was subject to a 90-day public comment period, which ended March 22, 2023. On November 21, 2023, the United States informed the Court that it concluded, based on the public comments, that a small number of parties (not including the Company) should be removed from the settlement and that a change should be made to the United States’ reservation of rights (which was agreed to by the remaining settling parties). On January 17, 2024, the United States filed the modified Consent Decree with the Court and filed its motion to enter the modified Consent Decree on January 31, 2024. On April 1, 2024, the settling defendants (including the Company) and certain other parties filed briefs in support of, and OCC filed a brief in opposition to, the motion to enter the modified Consent Decree. On December 18, 2024, the Court issued its opinion granting the United States’ motion to enter the modified Consent Decree. The settlement funds will be paid to the United States as of the later of the expiration of the appeal deadline (sixty days after the entry) if no appeal is filed or the exhaustion of any appeals. On January 9, 2025, Nokia of America (a non-settling party) filed its Notice of Appeal of the Court’s decision to the U.S. Court of Appeals for the Third Circuit. On February 13, 2025, OCC also filed its Notice of Appeal of the Court's decision to the U.S. Court of Appeals for the Third Circuit.
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

At this time, the Company cannot reasonably estimate its liability related to the litigation and remediation efforts as discussed above, excluding the RI/FS, as the OCC litigation is pending and Court’s opinion granting the United States’ motion to enter the Consent Decree has been appealed.
Kerr McGee
Per the terms of a Final Order and Judgment approved by the United States District Court for the Middle District of Florida on January 22, 1991, Emhart is responsible for a percentage of remedial costs arising out of the Kerr McGee Chemical Corporation Superfund Site located in Jacksonville, Florida. On March 15, 2017, the Company received formal notification from the EPA that the EPA had issued a ROD selecting the preferred alternative identified in the Proposed Cleanup Plan. The Multistate Trust managing the remediation provides quarterly projections for the remediation costs for work to be performed, and the Company adjusts the reserve for its percentage share of such costs accordingly. As of December 28, 2024, the Company has reserved $25.2 million for this site.
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

S. DIVESTITURES

2024 DIVESTITURE
Infrastructure business
On April 1, 2024, the Company completed the sale of its Infrastructure business to Epiroc AB for $760 million. The Company received proceeds of $728.5 million at closing, net of customary adjustments and costs. As of December 30, 2023, the assets and liabilities related to the Infrastructure business were classified as held for sale on the Company's Consolidated Balance Sheet. This divestiture did not qualify for discontinued operations and therefore, its results were included in the Company's Consolidated Statements of Operations in continuing operations through the date of sale.
Following is the pre-tax income for this business for the years ended December 28, 2024, December 30, 2023 and December 31, 2022:

(Millions of Dollars)	2024	2023	2022
Pre-tax income	$9.6	$52.0	$54.3

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

2022 DIVESTITURES

Oil & Gas business

On August 19, 2022, the Company completed the sale of its Oil & Gas business comprised of the pipeline services and equipment businesses to Pipeline Technique Limited and recognized a pre-tax loss of $8.6 million. This divestiture did not qualify for discontinued operations and therefore, the results of the Oil & Gas business were included in the Company's continuing operations within the Industrial segment through the date of sale in the third quarter of 2022. For the year ended December 31, 2022, the Company recognized a pre-tax loss of $2.7 million for this business.

In addition, the Company recognized a $168.4 million pre-tax asset impairment charge in the second quarter of 2022 to adjust the carrying amount of the long-lived assets of the Oil & Gas business to its fair value less the costs to sell.

Commercial Electronic Security and Healthcare businesses

On July 22, 2022, the Company completed the sale of its Convergent Security Solutions ("CSS") business comprised of the commercial electronic security and healthcare businesses to Securitas AB for net proceeds of $3.1 billion and recorded a pre-tax gain of $584 million.

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

As part of the purchase and sale agreement, the Company is providing transition services relating to certain administrative functions for Allegion plc. The transition service period is expected to end June 30, 2025, or earlier, upon integration of these functions into their pre-existing business processes.

The CSS and MAS divestitures represented a single plan to exit the Security segment and were considered a strategic shift that had a major effect on the Company’s operations and financial results. As such, the 2022 operating results of CSS and MAS were reported as discontinued operations. These divestitures allowed the Company to invest in other areas that fit into its long-term strategy.

Summarized operating results of discontinued operations are presented in the following table for each fiscal year ended:

(Millions of Dollars)	2024	2023	2022
Net Sales	$—	$—	$1,056.3
Cost of sales	—	—	687.5
Selling, general, and administrative(1)	—	—	308.0
Gain (loss) on sale of discontinued operations	10.4	(14.3)	1,197.4
Other, net and restructuring charges	—	—	47.3
Earnings (loss) from discontinued operations before income taxes	$10.4	$(14.3)	$1,210.9
Income taxes on discontinued operations	2.4	14.5	318.5
Net earnings (loss) from discontinued operations	$8.0	$(28.8)	$892.4
(1) Includes provision for credit losses.

The following table presents the significant non-cash items and capital expenditures for the discontinued operations with respect to CSS and MAS that are included in the Consolidated Statements of Cash Flows for the fiscal year ended December 31, 2022:

(Millions of Dollars)	2022
Depreciation and amortization	$0.4
Capital expenditures	$6.3
Stock-based compensation	$17.5

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

4.5
Description of the Company's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the period ended December 30, 2023 filed on February 27, 2024).

10.1
Amended and Restated Five Year Credit Agreement, made as of June 28, 2024 among Stanley Black & Decker, Inc., the initial lenders named therein and Citibank, N.A. as administrative agent for the lenders (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K, dated July 1, 2024).

10.2
364-Day Credit Agreement, made as of June 28, 2024 among Stanley Black & Decker, Inc., the initial lenders named therein and Citibank, N.A. as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, dated July 1, 2024).

10.3
Letter Agreement, dated as of May 31, 2022, between Stanley Black & Decker, Inc. and Donald Allan, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 1, 2022).*

10.4
Employment Agreement Amendment, dated January 24, 2024, between Stanley Black & Decker, Inc. and Donald Allan, Jr.(incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 24, 2024).*

10.5
Change in Control Severance Agreement, dated December 4, 2018 between Stanley Black & Decker, Inc. and Donald Allan Jr. (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the period ended December 29, 2018 filed on February 26, 2019).*

10.6
Deferred Compensation Plan for Non-Employee Directors, as amended through October 1, 2020 (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the period ended January 2, 2021 filed on February 18, 2021).*

10.7
Deferred Compensation Plan for Participants in Stanley’s Management Incentive Plan amended and restated as of December 11, 2007 (incorporated by reference to Exhibit 10(ix) to the Company’s Annual Report on Form 10-K for the period ended December 29, 2007 filed on February 25, 2008).*

10.8
Stanley Black & Decker Supplemental Retirement Account Plan (as in effect January 1, 2019) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended July 2, 2022 filed on July 28, 2022).*

10.9
New 1991 Loan Agreement, dated June 30, 1998, between The Stanley Works, as lender, and Citibank, N.A. as trustee under the trust agreement for the Stanley Account Value Plan, to refinance the 1991 Salaried Employee ESOP Loan and the 1991 Hourly ESOP Loan and their related promissory notes (incorporated by reference to Exhibit 10(ii) to the Company’s Quarterly Report on Form 10-Q for the period ended July 4, 1998 filed on August 18, 1998).

10.10		The Stanley Works Non-Employee Directors’ Benefit Trust Agreement dated December 27, 1989 and amended as of January 1, 1991 by and between The Stanley Works and Fleet National Bank, as successor trustee (incorporated by reference to Exhibit (10)(xvii)(a) to the Company’s Annual Report on Form 10-K for the period ended December 29, 1990). P

10.11	(a)
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

10.12	(a)
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

10.13	(a)	The Stanley Black & Decker 2022 Omnibus Award Plan (incorporated by reference to Exhibit 99.1(a) to the Registration Statement on Form S-8 filed on April 5, 2022).*

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
Restricted Stock Unit Award Agreement for grants to Christopher J. Nelson pursuant to the Stanley Black & Decker 2022 Omnibus Award Plan (incorporated by reference to Exhibit 10.14(i) to the Company’s Annual Report on Form 10-K for the period ended December 30, 2023 filed on February 27, 2024).*

(j)
Form of stock option certificate for 2023 fiscal year grants to executive officers pursuant to the Stanley Black & Decker 2022 Omnibus Award Plan (incorporated by reference to Exhibit 10.14(j) to the Company’s Annual Report on Form 10-K for the period ended December 30, 2023 filed on February 27, 2024).*

(k)
Form of restricted stock unit award certificate for 2023 fiscal year grants to executive officers pursuant to the Stanley Black & Decker 2022 Omnibus Award Plan (incorporated by reference to Exhibit 10.14(k) to the Company’s Annual Report on Form 10-K for the period ended December 30, 2023 filed on February 27, 2024).*

(l)
Form of restricted stock unit retention award certificate for 2023 fiscal year grants to executive officer pursuant to the Stanley Black & Decker 2022 Omnibus Award Plan (incorporated by reference to Exhibit 10.14(l) to the Company’s Annual Report on Form 10-K for the period ended December 30, 2023 filed on February 27, 2024).*

(m)
Form of award document for 2024 Management Incentive Compensation Plan pursuant to the Stanley Black & Decker 2022 Omnibus Award Plan (incorporated by reference to Exhibit 10.14(m) to the Company’s Annual Report on Form 10-K for the period ended December 30, 2023 filed on February 27, 2024).*

(n)
Form of award document for 2024-2026 Long-Term Incentive Program (for award at specified fair value) pursuant to the Stanley Black & Decker 2022 Omnibus Award Plan (incorporated by reference to Exhibit 10.14(n) to the Company’s Annual Report on Form 10-K for the period ended December 30, 2023 filed on February 27, 2024).*

(o)
Form of stock option certificate for 2024 fiscal year grants to executive officers pursuant to the Stanley Black & Decker 2022 Omnibus Award Plan (incorporated by reference to Exhibit 10.14(o) to the Company’s Annual Report on Form 10-K for the period ended December 30, 2023 filed on February 27, 2024).*

(p)
Form of restricted stock unit award certificate for 2024 fiscal year grants to executive officers pursuant to the Stanley Black & Decker 2022 Omnibus Award Plan (incorporated by reference to Exhibit 10.14(p) to the Company’s Annual Report on Form 10-K for the period ended December 30, 2023 filed on February 27, 2024).*

10.14		The Stanley Black & Decker 2024 Omnibus Award Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 2, 2024). *

10.15
The Stanley Black & Decker, Inc. Restricted Stock Unit Plan for Non-Employee Directors, as amended and restated through October 1, 2020 (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the period ended January 2, 2021 filed on February 18, 2021).*

10.16
The Stanley Black & Decker, Inc. 2020 Restricted Stock Unit Deferral Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.19 on the Company's Annual Report on Form 10-K for the period ended December 28, 2019 filed on February 21, 2020).*

10.17
Special Severance Policy for Management Incentive Compensation Plan Participants Levels 1-5 as amended effective June 24, 2016 (incorporated by reference to Exhibit 10.21 on the Company's Annual Report on Form 10-K for the period ended December 31, 2022 filed on February 23, 2023)*

10.18
Executive Officer Cash Severance Policy effective as of February 15, 2023 (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed on March 10, 2023).*

10.19		Global Omnibus Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1(a) to the Company’s Registration Statement on Form S-8 filed on November 13, 2019).*

10.20
Employment Offer Letter, dated June 12, 2017, between Stanley Black & Decker, Inc. and Janet M. Link (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the period ended December 30, 2017 filed on February 27, 2018).*

10.21
Employment Offer Letter, dated January 19, 2023, between Stanley Black & Decker, Inc. and Patrick Hallinan (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended April 1, 2023 filed on May 4, 2023).*

10.22
Employment Offer Letter, dated May 2, 2023, between Stanley Black & Decker, Inc. and Christopher J. Nelson (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended July 1, 2023 filed on August 1, 2023).*

10.23
Employment Offer Letter, dated November 19, 2021, by and between Stanley Black & Decker, Inc. and Tamer Abuaita (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the period ended December 30, 2023 filed on February 27, 2024).*

10.24
Change in Control Severance Agreement (all other executive officers except Donald Allan Jr.) (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the period ended January 2, 2021 filed on February 18. 2021).*

19		Insider Trading Policy (filed herewith).

21		Subsidiaries of Registrant.

23		Consent of Independent Registered Public Accounting Firm.

24		Power of Attorney.

31.1	(a)	Certification by President and Chief Executive Officer pursuant to Rule 13a-14(a).

31.1	(b)	Certification by Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a).

32.1		Certification by President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification by Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97
Stanley Black & Decker, Inc. Financial Statement Compensation Recoupment Policy (incorporated by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K for the period ended December 30, 2023 filed on February 27, 2024).

99.1
Policy on Confidential Proxy Voting and Independent Tabulation and Inspection of Elections as adopted by The Board of Directors October 23, 1991 (incorporated by reference to Exhibit (28)(i) to the Quarterly Report on Form 10-Q for the quarter ended September 28, 1991). P

101
The following materials from Stanley Black & Decker Inc.'s Annual Report on Form 10-K for the year ended December 28, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the fiscal years ended December 28, 2024, December 30, 2023, and December 31, 2022; (ii) Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended December 28, 2024, December 30, 2023, and December 31, 2022; (iii) Consolidated Balance Sheets at December 28, 2024 and December 30, 2023; (iv) Consolidated Statements of Cash Flows for the fiscal years ended December 28, 2024, December 30, 2023, and December 31, 2022; (v) Consolidated Statements of Changes in Shareowners' Equity for the fiscal years ended December 28, 2024, December 30, 2023, and December 31, 2022; and (vi) Notes to Consolidated Financial Statements.**

104	The cover page of Stanley Black & Decker Inc.'s Annual Report on Form 10-K for the year ended December 28, 2024, formatted in iXBRL (included within Exhibit 101).

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

STANLEY BLACK & DECKER, INC.

By:	/s/ Donald Allan, Jr.
Donald Allan, Jr., President and Chief Executive Officer

Date:	February 18, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Donald Allan, Jr.	President and Chief Executive Officer	February 18, 2025
Donald Allan, Jr.

/s/ Patrick Hallinan	Executive Vice President and Chief Financial Officer	February 18, 2025
Patrick Hallinan

/s/ Scot Greulach	Chief Accounting Officer	February 18, 2025
Scot Greulach

*	Director	February 18, 2025
Andrea J. Ayers

*	Director	February 18, 2025
Susan K. Carter

*	Director	February 18, 2025
Debra A. Crew

*	Director	February 18, 2025
John L. Garrison, Jr.

*	Director	February 18, 2025
Michael D. Hankin

*	Director	February 18, 2025
Robert J. Manning

*	Director	February 18, 2025
Adrian V. Mitchell

*	Director	February 18, 2025
Jane M. Palmieri

*	Director	February 18, 2025
Mojdeh Poul

*By: /s/ Janet M. Link
Janet M. Link (As Attorney-in-Fact)