Form 10-Q
period 2025-03-29
STANLEY BLACK & DECKER, INC.
filed 2025-04-30
CIK 93556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
154,712,529 shares of the registrant’s common stock were outstanding as of April 24, 2025.

PART I — FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED MARCH 29, 2025 AND MARCH 30, 2024
(Unaudited, Millions of Dollars, Except Per Share Amounts)

	Year-to-Date
	2025	2024
Net Sales	$3,744.6	$3,869.5
Costs and Expenses
Cost of sales	$2,623.8	$2,761.0
Selling, general and administrative	852.5	852.0
Provision for credit losses	14.5	(0.2)
Other, net	47.5	80.0
Loss on sale of business	0.3	—
Asset impairment charge	—	25.5
Restructuring charges	1.2	15.0
Interest income	(49.2)	(43.6)
Interest expense	126.4	131.5
	$3,617.0	$3,821.2
Earnings before income taxes	127.6	48.3
Income taxes	37.2	28.8
Net Earnings	$90.4	$19.5
Total Comprehensive Income (Loss)	$218.8	$(96.7)
Earnings per share of common stock:
Basic	$0.60	$0.13
Diluted	$0.60	$0.13
See Notes to Unaudited Condensed Consolidated Financial Statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 29, 2025 AND DECEMBER 28, 2024
(Unaudited, Millions of Dollars, Except Share and Per Share Amounts)

	March 29, 2025	December 28, 2024
ASSETS
Current Assets
Cash and cash equivalents	$344.8	$290.5
Accounts and notes receivable, net	1,566.0	1,153.7
Inventories, net	4,707.1	4,536.4
Prepaid expenses	356.9	347.1
Other current assets	34.3	50.0
Total Current Assets	7,009.1	6,377.7
Property, plant and equipment, net	2,010.0	2,034.3
Goodwill	7,950.8	7,905.5
Intangibles, net	3,698.4	3,730.9
Other assets	1,827.9	1,800.5
Total Assets	$22,496.2	$21,848.9
LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities
Short-term borrowings	$1,135.2	$—
Current maturities of long-term debt	849.4	500.4
Accounts payable	2,531.6	2,437.2
Accrued expenses	1,832.5	1,979.3
Total Current Liabilities	6,348.7	4,916.9
Long-term debt	4,755.2	5,602.6
Deferred taxes	138.7	165.3
Post-retirement benefits	329.7	325.9
Other liabilities	2,082.3	2,118.3
Commitments and Contingencies (Notes P and O)
Shareowners’ Equity
Common stock, par value $2.50 per share: Authorized 300,000,000 shares in 2025 and 2024 Issued 176,902,738 shares in 2025 and 2024	442.3	442.3
Retained earnings	8,309.2	8,343.3
Additional paid in capital	5,055.7	5,071.3
Accumulated other comprehensive loss	(2,192.5)	(2,320.9)
	11,614.7	11,536.0
Less: cost of common stock in treasury (22,214,733 shares in 2025 and 22,529,805 shares in 2024)	(2,773.1)	(2,816.1)
Total Shareowners’ Equity	8,841.6	8,719.9
Total Liabilities and Shareowners’ Equity	$22,496.2	$21,848.9

See Notes to Unaudited Condensed Consolidated Financial Statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 29, 2025 AND MARCH 30, 2024
(Unaudited, Millions of Dollars)

	Year-to-Date
	2025	2024
OPERATING ACTIVITIES
Net earnings	$90.4	$19.5
Adjustments to reconcile net earnings to cash used in operating activities:
Depreciation and amortization of property, plant and equipment	91.1	99.1
Amortization of intangibles	37.3	41.1
Loss on sale of business	0.3	—
Asset impairment charge	—	25.5
Stock-based compensation expense	36.4	41.3
Changes in working capital	(469.0)	(359.8)
Changes in other assets and liabilities	(206.5)	(297.7)
Cash used in operating activities	(420.0)	(431.0)
INVESTING ACTIVITIES
Capital and software expenditures	(65.0)	(65.7)
Proceeds from sale of business, net of cash sold	5.0	—
Other	2.3	2.5
Cash used in investing activities	(57.7)	(63.2)
FINANCING ACTIVITIES
Payment on long-term debt	(500.0)	—
Net short-term commercial paper borrowings	1,136.2	674.9
Proceeds from issuances of common stock	2.7	3.8
Purchases of common stock for treasury	(11.7)	(6.3)
Cash dividends on common stock	(124.5)	(121.8)
Other	(0.7)	(2.0)
Cash provided by financing activities	502.0	548.6
Effect of exchange rate changes on cash, cash equivalents and restricted cash	31.5	(27.6)
Change in cash, cash equivalents and restricted cash	55.8	26.8
Cash, cash equivalents and restricted cash, beginning of period	292.8	454.6
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$348.6	$481.4

The following table provides a reconciliation of the cash, cash equivalents and restricted cash balances as of March 29, 2025 and December 28, 2024:

	March 29, 2025	December 28, 2024
Cash and cash equivalents	$344.8	$290.5
Restricted cash included in Other current assets	3.8	2.3
Cash, cash equivalents and restricted cash	$348.6	$292.8
See Notes to Unaudited Condensed Consolidated Financial Statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY
THREE MONTHS ENDED MARCH 29, 2025 AND MARCH 30, 2024
(Unaudited, Millions of Dollars, Except Share and Per Share Amounts)

	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Shareowners’ Equity
Balance December 28, 2024	$442.3	$5,071.3	$8,343.3	$(2,320.9)	$(2,816.1)	$8,719.9
Net earnings	—	—	90.4	—	—	90.4
Other comprehensive income	—	—	—	128.4	—	128.4
Cash dividends declared — $0.82 per common share	—	—	(124.5)	—	—	(124.5)
Issuance of common stock (452,443 shares)	—	(52.0)	—	—	54.7	2.7
Repurchase of common stock (137,371 shares)	—	—	—	—	(11.7)	(11.7)
Stock-based compensation related	—	36.4	—	—	—	36.4
Balance March 29, 2025	$442.3	$5,055.7	$8,309.2	$(2,192.5)	$(2,773.1)	$8,841.6

	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Shareowners’ Equity
Balance December 30, 2023	$442.3	$5,059.0	$8,540.2	$(2,069.1)	$(2,916.3)	$9,056.1
Net earnings	—	—	19.5	—	—	19.5
Other comprehensive loss	—	—	—	(116.2)	—	(116.2)
Cash dividends declared — $0.81 per common share	—	—	(121.8)	—	—	(121.8)
Issuance of common stock (303,005 shares)	—	(35.0)	—	—	38.8	3.8
Repurchase of common stock (70,802 shares)	—	—	—	—	(6.3)	(6.3)
Stock-based compensation related	—	41.3	—	—	—	41.3
Balance March 30, 2024	$442.3	$5,065.3	$8,437.9	$(2,185.3)	$(2,883.8)	$8,876.4
See Notes to Unaudited Condensed Consolidated Financial Statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 29, 2025

A.    SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (hereinafter referred to as “generally accepted accounting principles”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations for the interim periods have been included and are of a normal, recurring nature. Operating results for the three months ended March 29, 2025 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes included in Stanley Black & Decker, Inc.’s (the “Company”) Annual Report on Form 10-K for the year ended December 28, 2024, and subsequent related filings with the Securities and Exchange Commission ("SEC").

In the first quarter of 2025, the Industrial segment was renamed “Engineered Fastening” as a result of a more focused portfolio following recent divestitures. The Engineered Fastening segment name change is to the name only and had no impact on the Company’s consolidated financial statements or segment results.

On April 1, 2024, the Company completed the sale of its Infrastructure business. This divestiture did not qualify for discontinued operations and therefore, its results were included in the Company's Consolidated Statements of Operations and Comprehensive Income (Loss) through the date of sale. The sale of the Infrastructure business is part of the Company's strategic commitment to simplify and streamline its portfolio to focus on the core Tools & Outdoor and Engineered Fastening businesses. Refer to Note Q, Divestitures, for further discussion of this transaction.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. While management believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from these estimates. Certain amounts reported in previous years have been reclassified to conform to the 2025 presentation.

B.    NEW ACCOUNTING STANDARDS
RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED — In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The new standard was issued to improve transparency and decision usefulness of income tax disclosures by providing information that helps investors better understand how an entity’s operations, tax risks, tax planning and operational opportunities affect its tax rate and prospects for future cash flows. The amendments in this update primarily relate to requiring greater disaggregated disclosure of information in the rate reconciliation, income taxes paid, income (loss) before income tax expense (benefit), and income tax expense (benefit). The ASU is effective for fiscal years beginning after December 15, 2024. The standard can be applied prospectively or retrospectively. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.
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

C.    EARNINGS PER SHARE

The following table reconciles net earnings and the weighted-average shares outstanding used to calculate basic and diluted earnings per share of common stock for the three months ended March 29, 2025 and March 30, 2024:

	Year-to-Date
	2025	2024
Numerator (in millions):
Net Earnings	$90.4	$19.5

Denominator (in thousands):
Basic weighted-average shares outstanding	151,028	150,235
Dilutive effect of stock contracts and awards	671	706
Diluted weighted-average shares outstanding	151,699	150,941

Earnings per share of common stock:
Basic	$0.60	$0.13
Diluted	$0.60	$0.13

The following weighted-average stock options were not included in the computation of weighted-average diluted shares outstanding because the effect would be anti-dilutive (in thousands):

	Year-to-Date
	2025	2024
Number of stock options	5,753	4,995

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

D.    ACCOUNTS AND NOTES RECEIVABLE, NET

(Millions of Dollars)	March 29, 2025	December 28, 2024
Trade accounts receivable	$1,358.9	$950.4
Notes receivable	82.5	65.9
Other accounts receivable	215.7	222.1
Accounts and notes receivable	$1,657.1	$1,238.4
Allowance for credit losses	(91.1)	(84.7)
Accounts and notes receivable, net	$1,566.0	$1,153.7
Trade receivables are dispersed among a large number of retailers, distributors and industrial accounts in many countries. Adequate reserves have been established to cover anticipated credit losses.

The changes in the allowance for credit losses for the three months ended March 29, 2025 and March 30, 2024 are as follows:

	Year-to-Date
(Millions of Dollars)	2025	2024
Beginning balance	$84.7	$76.6
Charged to costs and expenses	14.5	(0.2)
Other, including recoveries and deductions (a)	(8.1)	(1.5)
Balance end of period	$91.1	$74.9
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

The Company has an accounts receivable sale program. According to the terms, the Company sells certain of its trade accounts receivables at fair value to a wholly owned, consolidated, bankruptcy-remote special purpose subsidiary (“BRS"). The BRS, in turn, can sell such receivables to a third-party financial institution (“Purchaser”) for cash. The Purchaser’s maximum cash investment in the receivables at any time is $110.0 million. The purpose of the program is to provide liquidity to the Company. These transfers qualify as sales under Accounting Standards Codification ("ASC") 860, Transfers and Servicing, and receivables are derecognized from the Company’s consolidated balance sheet when the BRS sells those receivables to the Purchaser. The Company has no retained interests in the transferred receivables, other than collection and administrative responsibilities. At March 29, 2025, the Company did not record a servicing asset or liability related to its retained responsibility based on its assessment of the servicing fee, market values for similar transactions and its cost of servicing the receivables sold.

At March 29, 2025 and December 28, 2024, net receivables of $60.9 million and $95.1 million, respectively, were derecognized. Proceeds from transfers of receivables to the Purchaser totaled $50.0 million and $59.6 million for the three months ended March 29, 2025 and March 30, 2024, respectively, and payments to the Purchaser totaled $84.2 million and $105.2 million, respectively. The program resulted in a pre-tax loss of $0.8 million and $1.2 million for the three months ended March 29, 2025, and March 30, 2024, respectively. All cash flows under the program are reported as a component of changes in working capital within operating activities in the Condensed Consolidated Statements of Cash Flows since all the cash from the Purchaser is received upon the initial sale of the receivable.

As of March 29, 2025 and December 28, 2024, the Company's deferred revenue totaled $99.8 million and $101.6 million, respectively. The current portion of deferred revenue was $31.3 million as of March 29, 2025 and December 28, 2024. Revenue recognized for the three months ended March 29, 2025 and March 30, 2024 that was previously deferred as of December 28, 2024 and December 30, 2023 totaled $6.4 million and $5.9 million, respectively.

E.    INVENTORIES, NET

(Millions of Dollars)	March 29, 2025	December 28, 2024
Finished products	$3,082.2	$2,943.5
Work in process	383.3	346.3
Raw materials	1,241.6	1,246.6
Total	$4,707.1	$4,536.4

F.    GOODWILL
Changes in the carrying amount of goodwill by segment are as follows:

(Millions of Dollars)	Tools & Outdoor	Engineered Fastening	Total
Balance December 28, 2024	$5,909.2	$1,996.3	$7,905.5
Foreign currency translation & other	44.3	1.0	45.3
Balance March 29, 2025	$5,953.5	$1,997.3	$7,950.8

G.    LONG-TERM DEBT AND FINANCING ARRANGEMENTS

		March 29, 2025		December 28, 2024
(Millions of Dollars)	Interest Rate	Notional Value	Carrying Value[1]	Carrying Value
Notes payable due 2025	2.30%	$—	$—	$499.9
Notes payable due 2026	3.40%	500.0	499.5	499.4
Notes payable due 2026	6.27%	350.0	349.4	349.3
Notes payable due 2026	3.42%	25.0	25.6	25.7
Notes payable due 2026	1.84%	27.0	27.5	26.7
Notes payable due 2028	6.00%	400.0	398.3	398.0
Notes payable due 2028	7.05%	150.0	156.9	157.5
Notes payable due 2028	4.25%	500.0	498.3	498.3
Notes payable due 2028	3.52%	50.0	52.3	52.4
Notes payable due 2030	2.30%	750.0	746.2	746.2
Notes payable due 2032	3.00%	500.0	496.9	496.6
Notes payable due 2040	5.20%	400.0	375.1	374.5
Notes payable due 2048	4.85%	500.0	495.2	495.2
Notes payable due 2050	2.75%	750.0	741.1	741.0
Notes payable due 2060 (junior subordinated)[2]	6.71%	750.0	741.7	741.6
Other, payable in varying amounts 2025 through 2026	4.23%-4.31%	0.6	0.6	0.7
Total Long-term debt, including current maturities		$5,652.6	$5,604.6	$6,103.0
Less: Current maturities of long-term debt			(849.4)	(500.4)
Long-term debt			$4,755.2	$5,602.6
1Carrying values are net of unamortized discounts of $(4.7) million, deferred issuance costs of $(31.0) million, unamortized terminated swaps of $(19.2) million, and purchase accounting fair value adjustments of $6.9 million. Unamortized gain/(loss) associated with interest rate swaps are more fully discussed in Note H, Financial Instruments.
2In accordance with the terms of Note payable due 2060, the interest rate was reset as of March 2025, to 6.71%, from 4.00% as of the year ended December 28, 2024.

The Company has a $3.5 billion commercial paper program which includes Euro denominated borrowings in addition to U.S. Dollars. As of March 29, 2025, the Company had commercial paper borrowings outstanding of $1.1 billion, of which $215.7 million in Euro denominated commercial paper was designated as a net investment hedge. As of December 28, 2024, the Company had no commercial paper borrowings outstanding. Refer to Note H, Financial Instruments, for further discussion.

In June 2024, the Company amended and restated its existing five-year $2.5 billion committed credit facility with the concurrent execution of a new five-year $2.25 billion committed credit facility (the “5-Year Credit Agreement”). Borrowings under the 5-Year Credit Agreement may be made in U.S. Dollars, Euros or Pounds Sterling. A sub-limit of an amount equal to the Euro equivalent of $800.0 million is designated for swing line advances. Borrowings bear interest at a floating rate plus an applicable margin dependent upon the denomination of the borrowing and specific terms of the 5-Year Credit Agreement. The Company must repay all advances under the 5-Year Credit Agreement by the earlier of June 28, 2029 or upon termination. The 5-Year Credit Agreement is designated to be a liquidity back-stop for the Company's $3.5 billion U.S. Dollar and Euro commercial paper program. As of March 29, 2025 and December 28, 2024, the Company had not drawn on its five-year committed credit facility.

In June 2024, the Company terminated its 364-Day $1.5 billion committed credit facility ("the 2023 Syndicated 364-Day Credit Agreement") dated September 2023. There were no outstanding borrowings under the 2023 Syndicated 364-Day Credit Agreement upon termination. Contemporaneously, the Company entered into a new $1.25 billion syndicated 364-Day Credit Agreement (the "2024 Syndicated 364-Day Credit Agreement") which is a revolving credit loan. The borrowings under the 2024 Syndicated 364-Day Credit Agreement may be made in U.S. Dollars or Euros and bear interest at a floating rate plus an applicable margin dependent upon the denomination of the borrowing and pursuant to the terms of the 2024 Syndicated 364-Day Credit Agreement. The Company must repay all advances under the 2024 Syndicated 364-Day Credit Agreement by the earlier of June 27, 2025 or upon termination. The Company may, however, convert all advances outstanding upon termination into a term loan that shall be repaid in full no later than the first anniversary of the termination date provided that the Company, among other things, pays a fee to the administrative agent for the account of each lender. The 2024 Syndicated 364-Day Credit Agreement serves as part of the liquidity back-stop for the Company’s $3.5 billion U.S. Dollar and Euro commercial paper program. As of March 29, 2025 and December 28, 2024, the Company had not drawn on its 2024 Syndicated 364-Day Credit Agreement.

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

A summary of the fair values of the Company’s derivatives recorded in the Condensed Consolidated Balance Sheets at March 29, 2025 and December 28, 2024 is as follows:

(Millions of Dollars)	Balance Sheet Classification	March 29, 2025	December 28, 2024	Balance Sheet Classification	March 29, 2025	December 28, 2024
Derivatives designated as hedging instruments:
Foreign Exchange Contracts Cash Flow	Other current assets	$10.6	$23.7	Accrued expenses	$3.4	$0.9
	LT other assets	0.2	—	LT other liabilities	—	—
Net Investment Hedge	Other current assets	1.5	—	Accrued expenses	0.5	—
Non-derivative designated as hedging instrument:
Net Investment Hedge		$—	$—	Short-term borrowings	$215.7	$—
Total designated as hedging instruments		$12.3	$23.7		$219.6	$0.9
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other current assets	$3.8	$8.9	Accrued expenses	$12.1	$10.9
Total		$16.1	$32.6		$231.7	$11.8
The counterparties to all of the above mentioned financial instruments are major international financial institutions. The Company is exposed to credit risk for net exchanges under these agreements, but not for the notional amounts. The credit risk is limited to the asset amounts noted above. The Company limits its exposure and concentration of risk by contracting with diverse financial institutions and does not anticipate non-performance by any of its counterparties. The Company considers non-performance risk of its counterparties at each reporting period and adjusts the carrying value of these assets accordingly. The risk of default is considered remote. As of March 29, 2025 and December 28, 2024, there were no assets that had been posted as collateral related to the above mentioned financial instruments.

During the three months ended March 29, 2025 and March 30, 2024, cash flows related to derivatives, including those that are separately discussed below, resulted in net cash received of $1.3 million and net cash paid of $15.4 million, respectively.

CASH FLOW HEDGES

There were after-tax mark-to-market losses of $25.7 million and $16.7 million as of March 29, 2025 and December 28, 2024, respectively, reported for cash flow hedge effectiveness in Accumulated other comprehensive loss. An after-tax gain of $3.2 million is expected to be reclassified to earnings as the hedged transactions occur or as amounts are amortized within the next twelve months. The ultimate amount recognized will vary based on fluctuations of the hedged currencies and interest rates through the maturity dates.

The tables below detail pre-tax amounts of derivatives designated as cash flow hedges in Accumulated other comprehensive loss during the periods in which the underlying hedged transactions affected earnings for the three months ended March 29, 2025 and March 30, 2024:

	Year-to-Date 2025
(Millions of Dollars)	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Recognized in Income on Amounts Excluded from Effectiveness Testing
Interest Rate Contracts	$—	Interest expense	$(1.7)	$—
Foreign Exchange Contracts	$(10.3)	Cost of sales	$3.6	$—

	Year-to-Date 2024
(Millions of Dollars)	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Recognized in Income on Amounts Excluded from Effectiveness Testing
Interest Rate Contracts	$—	Interest expense	$(1.5)	$—
Foreign Exchange Contracts	$7.0	Cost of sales	$1.7	$—

A summary of the pre-tax effect of cash flow hedge accounting on the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 29, 2025 and March 30, 2024 is as follows:

	Year-to-Date 2025
(Millions of Dollars)	Cost of Sales	Interest Expense
Total amount in the Consolidated Statements of Operations and Comprehensive Income (Loss) in which the effects of the cash flow hedges are recorded	$2,623.8	$126.4
Gain (loss) on cash flow hedging relationships:
Foreign Exchange Contracts:
Hedged Items	$(3.6)	$—
Gain (loss) reclassified from OCI into Income	$3.6	$—
Interest Rate Swap Agreements:
Gain (loss) reclassified from OCI into Income [1]	$—	$(1.7)

	Year-to-Date 2024
(Millions of Dollars)	Cost of Sales	Interest Expense
Total amount in the Consolidated Statements of Operations and Comprehensive Income (Loss) in which the effects of the cash flow hedges are recorded	$2,761.0	$131.5
Gain (loss) on cash flow hedging relationships:
Foreign Exchange Contracts:
Hedged Items	$(1.7)	$—
Gain (loss) reclassified from OCI into Income	$1.7	$—
Interest Rate Swap Agreements:
Gain (loss) reclassified from OCI into Income [1]	$—	$(1.5)
1 Inclusive of the gain/loss amortization on terminated derivative financial instruments.

After-tax gains of $0.9 million and $0.1 million were reclassified from Accumulated other comprehensive loss into earnings (inclusive of the gain/loss amortization on terminated derivative instruments) during the periods in which the underlying hedged transactions affected earnings for the three months ended March 29, 2025 and March 30, 2024, respectively.

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

As of March 29, 2025 and December 28, 2024, the Company did not have any outstanding forward starting swaps designated as cash flow hedges.

Forward Contracts: Through its global businesses, the Company enters into transactions and makes investments denominated in multiple currencies that give rise to foreign currency risk. The Company and its subsidiaries regularly purchase inventory from subsidiaries with functional currencies different than their own, which creates currency-related volatility in the Company’s results of operations. The Company utilizes forward contracts to hedge these forecasted purchases and sales of inventory. Gains and losses reclassified from Accumulated other comprehensive loss are recorded in Cost of sales as the hedged item affects earnings. There are no components excluded from the assessment of effectiveness for these contracts. At March 29, 2025 and

December 28, 2024, the notional value of forward currency contracts outstanding is $654.9 million and $537.8 million, respectively, maturing on various dates through 2026 and 2025, respectively. In April 2025, the Company entered into forward contracts with notional values totaling $341.0 million, maturing in 2025 and 2026.
FAIR VALUE HEDGES

Interest Rate Risk: In an effort to optimize the mix of fixed versus floating rate debt in the Company’s capital structure, the Company enters into interest rate swaps. In prior years, the Company entered into interest rate swaps related to certain of its notes payable which were subsequently terminated. Amortization of the gain/loss on previously terminated swaps is reported in interest expense. Prior to termination, the changes in the fair value of the swaps and the offsetting changes in fair value related to the underlying notes were recognized in earnings. As of March 29, 2025 and December 28, 2024, the Company did not have any active fair value interest rate swaps.

A summary of the pre-tax effect of fair value hedge accounting on the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 29, 2025 and March 30, 2024 is as follows:

(Millions of Dollars)	Year-to-Date 2025 Interest Expense
Total amount in the Consolidated Statements of Operations and Comprehensive Income (Loss) in which the effects of the fair value hedges are recorded	$126.4
Amortization of gain on terminated swaps	$(0.1)

(Millions of Dollars)	Year-to-Date 2024 Interest Expense
Total amount in the Consolidated Statements of Operations and Comprehensive Income (Loss) in which the effects of the fair value hedges are recorded	$131.5
Amortization of gain on terminated swaps	$(0.1)

A summary of the amounts recorded in the Condensed Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges as of March 29, 2025 and December 28, 2024 is as follows:

	March 29, 2025
(Millions of Dollars)	Carrying Amount of Hedged Liability (1)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liability
Current Maturities of Long-Term Debt	$849.4	Terminated Swaps	$—
Long-Term Debt	$532.0	Terminated Swaps	$(19.2)

	December 28, 2024
(Millions of Dollars)	Carrying Amount of Hedged Liability (1)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liability
Current Maturities of Long-Term Debt	$500.4	Terminated Swaps	$—
Long-Term Debt	$532.0	Terminated Swaps	$(19.3)
(1) Represents hedged items no longer designated in qualifying fair value hedging relationships.

NET INVESTMENT HEDGES

The Company utilizes net investment hedges to offset the translation adjustment arising from re-measurement of its investment in the assets and liabilities of its foreign subsidiaries. The total after-tax amounts in Accumulated other comprehensive loss were gains of $80.4 million and $78.4 million at March 29, 2025 and December 28, 2024, respectively.

As of March 29, 2025, the Company had cross currency swaps with notional values totaling $220.0 million maturing in 2026, hedging a portion of its Chinese Renminbi and Taiwan Dollar denominated investments. As of December 28, 2024, the Company did not have any net investment hedges with a notional value outstanding.

As of March 29, 2025, the Company had Euro denominated commercial paper with a value of $215.7 million, maturing in 2025, hedging a portion of the Company's Euro denominated net investments. As of December 28, 2024, the Company did not have any Euro denominated commercial paper.

Maturing foreign exchange contracts resulted in no cash received or paid for the three months ended March 29, 2025 and March 30, 2024.

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

The pre-tax gain or loss from fair value changes for the three months ended March 29, 2025 and March 30, 2024 is as follows:

	Year-to-Date 2025
(Millions of Dollars)	Total Gain (Loss) Recorded in OCI	Excluded Component Recorded in OCI	Income Statement Classification	Total Gain (Loss) Reclassified from OCI to Income	Excluded Component Amortized from OCI to Income
Forward Contracts	$0.3	$—	Other, net	$—	$—
Cross Currency Swap	$1.0	$—	Other, net	$—	$—
Non-derivative designated as Net Investment Hedge	$1.3	$—	Other, net	$—	$—

	Year-to-Date 2024
(Millions of Dollars)	Total Gain (Loss) Recorded in OCI	Excluded Component Recorded in OCI	Income Statement Classification	Total Gain (Loss) Reclassified from OCI to Income	Excluded Component Amortized from OCI to Income
Forward Contracts	$(0.2)	$—	Other, net	$—	$—
Non-derivative designated as Net Investment Hedge	$8.8	$—	Other, net	$—	$—
UNDESIGNATED HEDGES

Foreign Exchange Contracts: Foreign exchange forward contracts are used to reduce risks arising from the change in fair value of certain foreign currency denominated assets and liabilities (such as affiliate loans, payables and receivables). The objective is to minimize the impact of foreign currency fluctuations on operating results. The total notional amount of the forward contracts outstanding is $1.3 billion as of March 29, 2025 and December 28, 2024, maturing on various dates through 2025. The loss recorded in the Consolidated Statements of Operations and Comprehensive Income (Loss) from changes in the fair value related to derivatives not designated as hedging instruments under ASC 815 for the three months ended March 29, 2025 and March 30, 2024 is as follows:

(Millions of Dollars)	Income Statement Classification	Year-to-Date 2025	Year-to-Date 2024
Foreign Exchange Contracts	Other, net	$(8.0)	$(13.9)

I.    ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables summarize the changes in the balances for each component of Accumulated other comprehensive loss:

(Millions of Dollars)	Currency translation adjustment and other	Losses on cash flow hedges, net of tax	Gains on net investment hedges, net of tax	Pension (losses) gains, net of tax	Total
Balance - December 28, 2024	$(2,170.2)	$(16.7)	$78.4	$(212.4)	$(2,320.9)
Other comprehensive income (loss) before reclassifications	136.5	(8.1)	2.0	(2.7)	127.7
Reclassification adjustments to earnings	—	(0.9)	—	1.6	0.7
Net other comprehensive income (loss)	136.5	(9.0)	2.0	(1.1)	128.4
Balance - March 29, 2025	$(2,033.7)	$(25.7)	$80.4	$(213.5)	$(2,192.5)

(Millions of Dollars)	Currency translation adjustment and other	(Losses) gains on cash flow hedges, net of tax	Gains on net investment hedges, net of tax	Pension (losses) gains, net of tax	Total
Balance - December 30, 2023	$(1,832.3)	$(42.5)	$64.9	$(259.2)	$(2,069.1)
Other comprehensive (loss) income before reclassifications	(130.8)	5.1	6.5	1.0	(118.2)
Reclassification adjustments to earnings	—	(0.1)	—	2.1	2.0
Net other comprehensive (loss) income	(130.8)	5.0	6.5	3.1	(116.2)
Balance - March 30, 2024	$(1,963.1)	$(37.5)	$71.4	$(256.1)	$(2,185.3)

The Company uses the portfolio method for releasing the stranded tax effects from Accumulated other comprehensive loss. The reclassifications out of Accumulated other comprehensive loss for the three months ended March 29, 2025 and March 30, 2024 were as follows:

(Millions of Dollars)	2025	2024	Affected line item in Consolidated Statements of Operations And Comprehensive Income (Loss)
Realized gains on cash flow hedges	$3.6	$1.7	Cost of sales
Realized losses on cash flow hedges	(1.7)	(1.5)	Interest expense
Total before taxes	$1.9	$0.2
Tax effect	(1.0)	(0.1)	Income taxes
Realized gains on cash flow hedges, net of tax	$0.9	$0.1

Amortization of defined benefit pension items:
Actuarial losses and prior service costs / credits	$(2.1)	$(2.8)	Other, net
Tax effect	0.5	0.7	Income taxes
Amortization of defined benefit pension items, net of tax	$(1.6)	$(2.1)

J.    NET PERIODIC BENEFIT COST — DEFINED BENEFIT PLANS
Following are the components of net periodic pension expense for the three months ended March 29, 2025 and March 30, 2024:

	Year-to-Date
	Pension Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans		All Plans
(Millions of Dollars)	2025	2024	2025	2024	2025	2024
Service cost	$1.9	$1.6	$2.8	$3.1	$0.1	$0.1
Interest cost	12.5	12.9	10.1	10.4	0.3	0.4
Expected return on plan assets	(14.8)	(15.2)	(11.7)	(10.9)	—	—
Amortization of prior service cost (credit)	0.1	0.2	(0.2)	(0.2)	—	—
Amortization of net loss (gain)	2.0	2.0	0.6	1.1	(0.4)	(0.3)
Net periodic pension expense	$1.7	$1.5	$1.6	$3.5	$—	$0.2
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

Recurring Fair Value Measurements
The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis for each of the hierarchy levels:

(Millions of Dollars)	Total Carrying Value	Level 1	Level 2	Level 3
March 29, 2025
Money market fund	$16.2	$16.2	$—	$—
Deferred compensation plan investments	$14.4	$14.4	$—	$—
Derivative assets	$16.1	$—	$16.1	$—
Derivative liabilities	$16.0	$—	$16.0	$—
Non-derivative hedging instrument	$215.7	$—	$215.7	$—
Contingent consideration liability	$161.5	$—	$—	$161.5
December 28, 2024
Money market fund	$14.2	$14.2	$—	$—
Deferred compensation plan investments	$17.0	$17.0	$—	$—
Derivative assets	$32.6	$—	$32.6	$—
Derivative liabilities	$11.8	$—	$11.8	$—
Contingent consideration liability	$167.4	$—	$—	$167.4
The following table provides information about the Company's financial assets and liabilities not carried at fair value:

	March 29, 2025		December 28, 2024
(Millions of Dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
Other investments	$2.0	$1.9	$4.0	$3.9
Long-term debt, including current portion	$5,604.6	$5,099.5	$6,103.0	$5,548.8
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
The long-term debt instruments are considered Level 2 instruments and are measured using a discounted cash flow analysis based on the Company’s marginal borrowing rates. The differences between the carrying values and fair values of long-term debt are attributable to the stated interest rates differing from the Company's marginal borrowing rates. The fair values of the Company's variable rate short-term borrowings approximate their carrying values at March 29, 2025 and December 28, 2024.
As part of the Craftsman® brand acquisition in March 2017, the Company recorded a contingent consideration liability representing the Company's obligation to make future payments to Transform Holdco, LLC, which operates Sears and Kmart retail locations, of between 2.5% and 3.5% on sales of Craftsman products in new Stanley Black & Decker channels through March 2032. During the three months ended March 29, 2025, the Company paid $7.8 million for royalties owed. The Company will continue making future payments quarterly through the second quarter of 2032. The estimated fair value of the contingent consideration liability is determined using a discounted cash flow analysis taking into consideration future sales projections, forecasted payments to Transform Holdco, LLC, based on contractual royalty rates, and the related tax impacts. The estimated fair value of the contingent consideration liability was $161.5 million and $167.4 million as of March 29, 2025 and December 28, 2024, respectively. Adjustments to the contingent consideration liability, with the exception of cash payments, are recorded in SG&A in the Consolidated Statements of Operations and Comprehensive Income (Loss). A 100 basis point reduction in the discount rate would result in an increase to the liability of approximately $4.2 million as of March 29, 2025.

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

Non-Recurring Fair Value Measurements

The Company recorded impairment charges in the first quarter of 2024 and the fourth quarter of 2023 to adjust the carrying amount of the long-lived assets of its Infrastructure business sold on April 1, 2024, which were considered Level 3 fair value measurements. Refer to Note Q, Divestitures, for further discussion. The Company had no other significant non-recurring fair value measurements, nor any other financial assets or liabilities measured using Level 3 inputs, during the first three months of 2025 or 2024.

L.    RESTRUCTURING CHARGES AND OTHER, NET

A summary of the restructuring reserve activity from December 28, 2024 to March 29, 2025 is as follows:

(Millions of Dollars)	December 28, 2024	Net Additions	Usage	Currency	March 29, 2025
Severance and related costs	$25.3	$6.7	$(6.2)	$(0.4)	$25.4
Facility closures and other	20.1	(5.5)	(5.1)	—	9.5
Total	$45.4	$1.2	$(11.3)	$(0.4)	$34.9
For the three months ended March 29, 2025, the Company recognized net restructuring charges of $1.2 million primarily related to severance costs partially offset by adjustments to facility exit costs related to site closures as part of the supply chain transformation. The majority of the $34.9 million of reserves remaining as of March 29, 2025 is expected to be utilized within the next 12 months.
Segments: The $1.2 million of net restructuring charges for the three months ended March 29, 2025 includes: $1.6 million of net reversals in the Tools & Outdoor segment; $0.3 million of charges in the Engineered Fastening segment; and $2.5 million of charges in Corporate.

Other, net amounted to $47.5 million and $80.0 million for the three months ended March 29, 2025 and March 30, 2024, respectively, which included intangible asset amortization expense of $37.3 million and $41.1 million, respectively. Other, net is also comprised of several other items, none of which were individually significant during the three months ended March 29, 2025 and March 30, 2024, primarily related to currency-related gains or losses, environmental remediation expense, deal costs and related consulting costs, certain pension gains or losses, and income related to providing transition services to previously divested businesses.

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

For the three months ended March 29, 2025, the Company recognized income tax expense of $37.2 million, resulting in an effective tax rate of 29.2%. The effective tax rate for the three months ended March 29, 2025 differs from the U.S. statutory tax rate of 21% primarily due to non-deductible expenses, losses for which a tax benefit is not recognized, and U.S. tax on foreign earnings, partially offset by remeasurement of uncertain tax position reserves and tax credits.

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

N.    BUSINESS SEGMENTS AND GEOGRAPHIC AREAS

The Company’s operations are classified into two reportable business segments: Tools & Outdoor and Engineered Fastening. In the first quarter of 2025, the Industrial segment was renamed “Engineered Fastening” as a result of a more focused portfolio following recent divestitures. The Engineered Fastening segment name change is to the name only and had no impact on the Company’s consolidated financial statements or segment results.
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
The Engineered Fastening segment is comprised of the Engineered Fastening business and included the Infrastructure business prior to its sale in April 2024. The Engineered Fastening business primarily sells highly engineered components such as fasteners, fittings and various engineered products, which are designed for specific application across multiple verticals. The product lines include externally threaded fasteners, blind rivets and tools, blind inserts and tools, drawn arc weld studs and systems, engineered plastic and mechanical fasteners, self-piercing riveting systems, precision nut running systems, micro fasteners, high-strength structural fasteners, axel swage, latches, heat shields, pins, and couplings.
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
The corporate overhead element of SG&A, which is not allocated to the business segments for purposes of determining segment profit, consists of the costs associated with the executive management team and expenses related to centralized functions that benefit the entire Company but are not directly attributable to the business segments, such as legal and corporate finance functions, as well as expenses for the world headquarters facility.
The Company’s chief operating decision maker ("CODM") is the President and Chief Executive Officer. The CODM uses segment profit for each segment as part of the Company's annual operating plan and forecasting process. The CODM monitors actual segment profit results relative to operating plan and forecast to assess the performance of the business and allocate resources.

(Millions of Dollars)	Year-to-Date 2025
	Tools & Outdoor	Engineered Fastening	Total
Net Sales	$3,280.9	$463.7	$3,744.6

Cost of sales	2,290.5	333.4
Selling, general and administrative	701.2	91.3
Segment Profit	$289.2	$39.0	$328.2

Corporate overhead			(74.4)
Other, net			(47.5)
Loss on sale of business			(0.3)
Restructuring charges			(1.2)
Interest income			49.2
Interest expense			(126.4)
Earnings before income taxes			$127.6

(Millions of Dollars)	Year-to-Date 2024
	Tools & Outdoor	Engineered Fastening	Total
Net Sales	$3,284.6	$584.9	$3,869.5

Cost of sales	2,342.9	418.9
Selling, general and administrative	686.0	100.8
Segment Profit	$255.7	$65.2	$320.9

Corporate overhead			(64.2)
Other, net			(80.0)
Asset impairment charge			(25.5)
Restructuring charges			(15.0)
Interest income			43.6
Interest expense			(131.5)
Earnings before income taxes			$48.3
The Company recognizes revenue at a point in time from the sale of tangible products or over time depending on when the performance obligation is satisfied. For the three months ended March 29, 2025 and March 30, 2024, the majority of the Company’s revenue was recognized at the time of sale. The percent of total segment revenue recognized over time for the Engineered Fastening segment for the three months ended March 29, 2025 and March 30, 2024 was 2.4% and 2.9%, respectively.
The Engineered Fastening segment included the Infrastructure business prior to its sale in April 2024. The Infrastructure business had $92.6 million of sales for the three months ended March 30, 2024.

(Millions of Dollars)	Year-to-Date
	2025	2024
Capital and Software Expenditures
Tools & Outdoor	$56.1	$56.1
Engineered Fastening	8.9	9.6
Consolidated	$65.0	$65.7
Depreciation and Amortization
Tools & Outdoor	$98.8	$107.0
Engineered Fastening	29.6	33.2
Consolidated	$128.4	$140.2

(Millions of Dollars)	March 29, 2025	December 28, 2024
Segment Assets
Tools & Outdoor	$18,670.5	$18,135.8
Engineered Fastening	3,960.7	3,962.9
	22,631.2	22,098.7
Corporate assets	(135.0)	(249.8)
Consolidated	$22,496.2	$21,848.9

Corporate assets primarily consist of cash, deferred taxes, property, plant and equipment, and right-of-use lease assets. Based on the nature of the Company's cash pooling arrangements, at times the corporate-related cash accounts will be in a net liability position.

GEOGRAPHIC AREAS

The following table is a summary of net sales by geographic area for the three months ended March 29, 2025 and March 30, 2024:

	Year-to-Date
(Millions of Dollars)	2025	2024
United States	$2,327.3	$2,357.3
Canada	198.1	215.9
Other Americas	179.2	209.5
Europe	752.0	788.7
Asia	288.0	298.1
Consolidated	$3,744.6	$3,869.5

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
Government Investigation

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
As previously disclosed, on October 19, 2023, a derivative complaint was filed in Connecticut Superior Court, titled Vladimir Gusinsky Revocable Trust v. Allan, et al., Docket Number HHBCV236082260S, by a putative stockholder against certain current and former directors and officers of the Company. Plaintiff seeks to recover for alleged breach of fiduciary duties and unjust enrichment under Connecticut state law premised on the same allegations as the Rammohan Class Action. By Court order on November 11, 2023, the Connecticut Superior Court granted the parties’ motion to stay defendants’ response to the complaint pending the disposition of any motions to dismiss in the Rammohan Class Action. The individual defendants intend to vigorously defend this action in all respects. However, given the early stage of this litigation, at this time, the Company is not in a position to assess the likelihood of any potential loss or adverse effect on its financial condition or to estimate the amount or range of potential losses, if any, from this action.
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
The Company’s policy is to accrue environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. If no amount in the range of probable loss is considered most likely, the minimum loss in the range is accrued. The amount of liability recorded is based on an evaluation of currently available facts with respect to each individual site and includes such factors as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. The liabilities recorded do not take into account any claims for recoveries from insurance or third parties. As assessments and remediation progress at individual sites, the amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. As of March 29, 2025 and December 28, 2024, the Company had reserves of $273.3 million and $275.4 million, respectively, for remediation activities associated with Company-owned properties, as well as for Superfund sites, for losses that are probable and estimable. Of the March 29, 2025 amount, $51.5 million is classified as current within Accrued expenses and $221.8 million as long-term within Other liabilities which is expected to be paid over the estimated remediation period. As of March 29, 2025, the Company's net cash obligations, including the WCLC assets discussed below, is $256.0 million. As of March 29, 2025, the range of environmental remediation costs that is reasonably possible is $189.9 million to $405.8 million which is subject to change in the near term. The Company may be liable for environmental remediation of sites it no longer owns. Liabilities have been recorded on those sites in accordance with the Company's policy.
West Cost Loading Corporation
As of March 29, 2025, the Company has recorded $17.3 million in Other assets related to funding received by the Environmental Protection Agency (“EPA”) and placed in a trust in accordance with the final settlement with the EPA, embodied in a Consent Decree approved by the United States District Court for the Central District of California on July 3, 2013. Per the Consent Decree, Emhart Industries, Inc. (a dissolved and liquidated former indirectly wholly-owned subsidiary of The Black & Decker Corporation) (“Emhart”) has agreed to be responsible for an interim remedy at a site located in Rialto, California and formerly operated by WCLC, a defunct company for which Emhart was alleged to be liable as a successor. The remedy will be funded by (i) the amounts received from the EPA as gathered from multiple parties, and, to the extent necessary, (ii) Emhart's affiliate. The interim remedy required the construction of a water treatment facility and the treatment of ground water at or around the site for a period of approximately 30 years or more. The construction of the water treatment facility was completed in September 2023, and the treatment of ground water is ongoing. As of March 29, 2025, the Company's net cash obligation associated with these remediation activities, including WCLC assets, is $7.5 million.
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

Remediation work at the Centredale site remains ongoing. Technical and regulatory issues have arisen in connection with the disposal methods selected and described in the statement of work for contaminated Centredale site soils and sediment. Emhart’s contractor is working with the EPA and the Rhode Island Department of Environmental Management (“RIDEM”) to develop alternatives. Based on these evolving technical and regulatory discussions, in the second quarter of 2024, the EPA and RIDEM began implementing regulatory changes that suggest that offsite landfill disposal now represents the most probable remedial alternative for the disposal of contaminated Centredale site soils and sediments. Significant open technical and regulatory issues relating to the implementation of this disposal alternative remain, including final EPA and RIDEM approvals, and further developments may result in additional or different remedial actions. Emhart’s contractor’s assessment of the offsite landfill disposal alternative involves soil and sediment volume estimates that could also change or increase as additional design investigations are performed at the site, which may further impact the remediation process. Emhart has recently entered into a cooperative agreement with the Federal and State Natural Resource Trustees to collectively conduct an assessment of what, if any, Natural Resource Damages may be associated with the contamination at the Centredale Site. Litigation continues in the District Court concerning Phase 3 of the case, which is addressing the potential allocation of liability to other PRPs who may have contributed to contamination of the Centredale site with dioxins, polychlorinated biphenyls and other contaminants of concern. Emhart proceeded to trial in a six-week bench trial in Phase 3 on the issue of CERCLA liability against 4 PRPs in October 2024. Post trial briefing and argument relating to the trial has been completed. A decision is expected in 2025 and additional litigation over the equitable allocation of the Centredale site investigation and cleanup cost could be required depending on the outcome. As of March 29, 2025, the Company has reserved $160.7 million for this site.
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
Kerr McGee
Per the terms of a Final Order and Judgment approved by the United States District Court for the Middle District of Florida on January 22, 1991, Emhart is responsible for a percentage of remedial costs arising out of the Kerr McGee Chemical Corporation Superfund Site located in Jacksonville, Florida. On March 15, 2017, the Company received formal notification from the EPA that the EPA had issued a ROD selecting the preferred alternative identified in the Proposed Cleanup Plan. The Multistate Trust managing the remediation provides quarterly projections for the remediation costs for work to be performed, and the Company adjusts the reserve for its percentage share of such costs accordingly. As of March 29, 2025, the Company has reserved $24.5 million for this site.
The amounts recorded for the aforementioned identified contingent liabilities are based on estimates. Amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. Actual costs to be incurred in future periods may vary from the estimates, given the inherent uncertainties in evaluating certain exposures. Subject to the imprecision in estimating future contingent liability costs, the Company does not expect that any sum it may have to pay in connection with these environmental matters in excess of the amounts recorded will have a materially adverse effect on its financial position, results of operations or liquidity.

P.    COMMITMENTS AND GUARANTEES

COMMITMENTS — The Company has numerous assets, predominantly real estate, vehicles and equipment, under various lease arrangements. The following is a summary of the Company's right-of-use assets and lease liabilities:

(Millions of Dollars)	March 29, 2025	December 28, 2024
Right-of-use assets	$459.1	$473.4
Lease liabilities	$474.7	$491.8
Weighted-average incremental borrowing rate	4.7%	4.7%
Weighted-average remaining term	6 years	6 years

Right-of-use assets are included within Other assets in the Condensed Consolidated Balance Sheets, while lease liabilities are included within Accrued expenses and Other liabilities, as appropriate. The Company determines its incremental borrowing rate based on interest rates from its debt issuances, taking into consideration adjustments for collateral, lease terms and foreign currency.

The Company has arrangements with third-party financial institutions that offer voluntary supply chain finance ("SCF") programs. These arrangements enable certain of the Company’s suppliers, at the supplier’s sole discretion, to sell receivables due from the Company to the financial institutions on terms directly negotiated with the financial institutions. The Company negotiates commercial terms with its suppliers, including prices, quantities, and payment terms, regardless of suppliers’ decisions to finance the receivables due from the Company under these SCF programs. The Company has no economic interest in a supplier’s decision to participate in these SCF programs, and no direct financial relationship with the financial institutions, as it relates to these SCF programs. The amounts due to the financial institutions for suppliers that voluntarily participate in these SCF programs were presented within Accounts payable on the Company’s Condensed Consolidated Balance Sheets and totaled $461.3 million and $483.6 million as of March 29, 2025 and December 28, 2024, respectively.

As of March 29, 2025, the Company had unrecognized commitments that require the future purchase of goods or services (unconditional purchase obligations) to provide it with access to products and services at competitive prices. These obligations consist of supplier agreements with long-term minimum material purchase requirements and freight forwarding arrangements with minimum quantity commitments. As of March 29, 2025, the Company had unconditional purchase obligations of $227.4 million, consisting of $96.1 million in 2025, $59.9 million in 2026 and $71.4 million in 2027.

GUARANTEES — The Company’s financial guarantees at March 29, 2025 are as follows:

(Millions of Dollars)	Term	Maximum Potential Payment	Carrying Amount of Liability
Guarantees on the residual values of leased assets	Three years to nine years	$78.2	$—
Standby letters of credit	Up to twenty years	178.4	—
Commercial customer financing arrangements	Up to ten years	97.0	17.0
Total		$353.6	$17.0
The Company has guaranteed a portion of the residual values associated with certain of its variable rate leases. The lease guarantees are for an amount up to $78.2 million while the fair value of the underlying assets is estimated at $119.3 million. The related assets would be available to satisfy the guarantee obligations.

The Company has issued $178.4 million in standby letters of credit that guarantee future payments which may be required under certain insurance programs and in relation to certain environmental remediation activities described more fully in Note O, Contingencies.

The Company provides various limited and full recourse guarantees to financial institutions that provide financing to U.S. and Canadian Mac Tool distributors and franchisees for their initial purchase of the inventory and trucks necessary to function as a distributor and franchisee. In addition, the Company provides limited and full recourse guarantees to financial institutions that extend credit to certain end retail customers of its U.S. Mac Tool distributors and franchisees. The gross amount guaranteed in these arrangements is $97.0 million and the $17.0 million carrying value of the guarantees issued is recorded in Other liabilities in the Condensed Consolidated Balance Sheets.

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

The changes in the carrying amount of product warranties for the three months ended March 29, 2025 and March 30, 2024 are as follows:

(Millions of Dollars)	2025	2024
Balance beginning of period	$140.1	$136.7
Warranties and guarantees issued	39.5	46.6
Warranty payments and currency	(34.5)	(39.9)
Balance end of period	$145.1	$143.4

Q.    DIVESTITURES

Infrastructure business

On April 1, 2024, the Company completed the sale of its Infrastructure business to Epiroc AB for $760 million. The Company received proceeds of $728.5 million at closing, net of customary adjustments and costs. This divestiture did not qualify for discontinued operations and therefore, its results were included in the Company's Consolidated Statements of Operations and Comprehensive Income (Loss) through the date of sale. The pre-tax income for this business was $9.6 million for the three months ended March 30, 2024.

In addition, the Company recognized a pre-tax asset impairment charge of $25.5 million and $150.8 million in the first quarter of 2024 and fourth quarter of 2023, respectively, to adjust the carrying amount of the long-lived assets of the Infrastructure business to its estimated fair value less the costs to sell.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion contains statements reflecting the Company's views about its future performance that constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. There are a number of important factors that could cause actual results to differ materially from those indicated by such forward-looking statements. Please read the information under the caption entitled “Cautionary Statement Concerning Forward-Looking Statements."
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
During the first three months of 2025 and since inception of the program, the Company has generated approximately $130 million and $1.7 billion, respectively, of pre-tax run-rate savings, driven by lower headcount, indirect spend reductions and the supply chain transformation. These savings are comprised of supply chain efficiency benefits, which support gross margin improvements as the benefits turn through inventory, and SG&A savings. The Company believes that it is on track to grow to approximately $2 billion of pre-tax run-rate savings by year-end 2025.
The cash investment required to achieve the estimated $1.5 billion of pre-tax run-rate supply chain cost savings is expected to be approximately $0.7 billion. Of the total estimated cash investment, approximately 30% is expected to be capital expenditures. Through 2024, the Company has made approximately $0.5 billion of total cash investments. The Company intends to continue prioritizing capital expenditures consistent with its existing approach and expects total capital expenditures, inclusive of the supply chain transformation, to approximate $0.3 billion in 2025 and 2.5% to 3.0% of net sales annually over the long term.

The charges associated with the ongoing execution of the supply chain transformation are reflected in the Non-GAAP adjustments detailed below in "Results From Operations" and the full year estimate of Non-GAAP adjustments detailed below in "2025 Planning Assumptions." In addition, although the program is expected to be completed by the end of 2025, the Company expects to incur additional charges and make cash investments beyond 2025 relating to footprint actions to support the ongoing network transformation and reposition its supply chain, as necessary.

Segments
The Company’s operations are classified into two reportable business segments: Tools & Outdoor and Engineered Fastening. In the first quarter of 2025, the Industrial segment was renamed “Engineered Fastening” as a result of a more focused portfolio following recent divestitures.The Engineered Fastening segment name change is to the name only and had no impact on the Company’s consolidated financial statements or segment results. Both reportable segments have significant international operations and are exposed to translational and transactional impacts from fluctuations in foreign currency exchange rates.
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
Engineered Fastening
The Engineered Fastening segment is comprised of the Engineered Fastening business and included the Infrastructure business prior to its sale in April 2024. Annual revenues in the Engineered Fastening segment, inclusive of the Infrastructure business, were $2.1 billion in 2024, representing 13% of the Company’s total revenues.
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
RESULTS OF OPERATIONS
Certain Items Impacting Earnings and Non-GAAP Financial Measures
The Company has provided a discussion of its results both inclusive and exclusive of certain gains and charges. The results and measures, including gross profit, SG&A, Other, net, Income taxes, segment profit, and corporate overhead, on a basis excluding certain gains and charges, free cash flow, organic revenue and organic growth are Non-GAAP financial measures. These Non-GAAP financial measures are defined and reconciled to their most directly comparable GAAP financial measures below. The Company considers the use of Non-GAAP financial measures relevant to aid analysis and understanding of the Company’s results and business trends aside from the material impact of certain gains and charges and ensures appropriate comparability to operating results of prior periods. Supplemental Non-GAAP information should not be considered in isolation or as a substitute for the related GAAP financial measures. Non-GAAP financial measures presented herein may differ from similar measures used by other companies.
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

The Company also provides multi-year strategic goals for the non-GAAP financial measures of adjusted gross margin, presented on a basis excluding certain gains and charges, as well as organic revenue growth. A reconciliation for these non-GAAP measures is not available without unreasonable effort due to the inherent difficulty of forecasting the timing and/or amount of various items that have not yet occurred, including the high variability and low visibility with respect to certain gains or charges that would generally be excluded from non-GAAP financial measures and which could be material to the Company’s results in accordance with U.S. GAAP. Additionally, estimating such GAAP measures and providing a meaningful reconciliation consistent with the Company’s accounting policies for future periods requires a level of precision that is unavailable for these future multi-year periods and cannot be accomplished without unreasonable effort. The Company believes such a reconciliation would also imply a degree of precision that is inappropriate for these forward-looking measures.

The Company’s operating results at the consolidated level as discussed below include and exclude certain gains and charges impacting gross profit, SG&A, Other, net, and Income taxes. The Company’s business segment results as discussed below include and exclude certain gains and charges impacting gross profit and SG&A. Corporate overhead as discussed below includes and excludes certain gains and charges. These amounts for the first quarters of 2025 and 2024 are as follows:

First Quarter 2025

(Millions of Dollars)	GAAP	Non-GAAP Adjustments[2]	Non-GAAP
Gross profit	$1,120.8	$16.7	$1,137.5
Selling, general and administrative[1]	867.0	(22.0)	845.0
Earnings before income taxes	127.6	31.5	159.1
Income taxes[3]	37.2	7.5	44.7
Net earnings	90.4	24.0	114.4
Diluted earnings per share of common stock	$0.60	$0.15	$0.75

First Quarter 2024

(Millions of Dollars)	GAAP	Non-GAAP Adjustments[2]	Non-GAAP
Gross profit	$1,108.5	$14.4	$1,122.9
Selling, general and administrative[1]	851.8	(20.1)	831.7
Earnings before income taxes	48.3	71.5	119.8
Income taxes[3]	28.8	6.8	35.6
Net earnings	19.5	64.7	84.2
Diluted earnings per share of common stock	$0.13	$0.43	$0.56

[1] Includes provision for credit losses
[2] Refer to table below for additional detail of the Non-GAAP adjustments
[3] Income taxes attributable to Non-GAAP adjustments are determined by calculating income taxes on pre-tax earnings, both inclusive and exclusive of Non-GAAP adjustments, taking into consideration the nature of the Non-GAAP adjustments and the applicable statutory income tax rates.

Below is a summary of the pre-tax Non-GAAP adjustments for the first quarters of 2025 and 2024.

(Millions of Dollars)	2025	2024
Supply Chain Transformation Costs:
Footprint Rationalization[1]	$6.6	$8.4
Strategic Sourcing & Operational Excellence	4.7	5.8
Facility-related costs	—	0.7
Other charges (gains)	5.4	(0.5)
Gross Profit	$16.7	$14.4

Supply Chain Transformation Costs:
Footprint Rationalization[1]	$6.1	$7.5
Complexity Reduction & Operational Excellence	10.0	0.3
Acquisition & integration-related costs	—	2.8
Transition services costs related to previously divested businesses	5.3	5.5
Other charges (gains)	0.6	4.0
Selling, general and administrative	$22.0	$20.1

Income related to providing transition services to previously divested businesses	$(6.8)	$(5.5)
Environmental charges	(1.1)	—
Deal-related costs and other	(0.8)	2.0
Other, net	$(8.7)	$(3.5)

Loss on sale of business	$0.3	$—
Asset impairment charges[2]	—	25.5
Restructuring charges[3]	1.2	15.0
Non-GAAP adjustments before income taxes	$31.5	$71.5

1	Footprint Rationalization costs in 2025 and 2024 primarily relate to accelerated depreciation of production equipment and site transformation and re-configuration costs. Facility exit costs related to site closures are reported in Restructuring charges.
2	The $25.5 million pre-tax asset impairment charge in 2024 related to the Infrastructure business.
3	Refer to "Restructuring Activities" below for further discussion.

Below is a summary of the Company’s operating results at the consolidated level, followed by an overview of business segment performance. Organic growth is utilized to describe the Company's results excluding the impacts of foreign currency fluctuations, acquisitions during their initial 12 months of ownership, and divestitures.

Consolidated Results

Net Sales: Net sales were $3.745 billion in the first three months of 2025 compared to $3.870 billion in the first three months of 2024, representing a decrease of 3% as a 1% increase in volume was more than offset by a 2% decrease from foreign currency and a 2% decrease from the Infrastructure divestiture. Tools & Outdoor net sales were flat compared to the first three months of 2024 as a 1% increase in volume was offset by a 1% decrease from foreign currency. Engineered Fastening net sales decreased 21% compared to the first three months of 2024 as a 1% increase in price was more than offset by a 2% decrease in volume, a 2% decrease from foreign currency, a 16% decrease from the Infrastructure divestiture, and a 2% decrease from a product line transfer to Tools & Outdoor.

Cost of Sales and Gross Profit: The Company reported cost of sales of $2.624 billion in the first three months of 2025 compared to $2.761 billion in the first three months of 2024. The year-over-year change in cost of sales was primarily driven by the supply chain transformation efficiencies, partially offset by freight inflation and the initial impact from tariffs. Gross profit, defined as sales less cost of sales, was $1.121 billion, or 29.9% of net sales, in the first three months of 2025 compared to

$1.109 billion, or 28.6% of net sales, in the first three months of 2024. Non-GAAP adjustments, which increased cost of sales and reduced gross profit, were $16.7 million for the three months ended March 29, 2025 and $14.4 million for the three months ended March 30, 2024. Excluding these adjustments, gross profit was 30.4% of net sales, for the three months ended March 29, 2025, compared to 29.0% of net sales, for the three months ended March 30, 2024. The year-over-year change in gross profit as a percent of sales and adjusted gross profit as a percent of sales was primarily driven by the aforementioned factors impacting cost of sales, as well as benefits from new innovation launches.

SG&A Expenses: SG&A, inclusive of the provision for credit losses, was $867.0 million, or 23.2% of net sales, in the first three months of 2025, compared to $851.8 million, or 22.0% of net sales, in the first three months of 2024. Within SG&A, Non-GAAP adjustments totaled $22.0 million for the three months ended March 29, 2025 and $20.1 million for the three months ended March 30, 2024. Excluding these adjustments, SG&A was 22.6% of net sales for the three months ended March 29, 2025, compared to 21.5% for the three months ended March 30, 2024. The year-over-year change in SG&A as a percent of sales and adjusted SG&A as a percent of sales was driven by investments in revenue generating initiatives designed to deliver increased market penetration and future market share gains.

Distribution center costs (i.e. warehousing and fulfillment facility and associated labor costs) are classified within SG&A. This classification may differ from other companies who may report such expenses within cost of sales. Due to diversity in practice, to the extent the classification of these distribution costs differs from other companies, the Company’s gross margins may not be comparable. Such distribution costs classified in SG&A amounted to $129.0 million and $130.5 million for the first three months of 2025 and 2024, respectively.

Other, net: Other, net totaled $47.5 million and $80.0 million in the first three months of 2025 and 2024, respectively. Excluding Non-GAAP adjustments, Other, net totaled $56.2 million and $83.5 million for the first three months of 2025 and 2024, respectively. The year-over-year decrease in Other, net, both inclusive and exclusive of Non-GAAP adjustments, is primarily driven by appreciation of certain investments in the first quarter of 2025 compared to write-downs on certain investments in the first quarter of 2024, as well as lower environmental remediation costs and deal-related costs, and lower intangible asset amortization due to the divestiture of the Infrastructure business on April 1, 2024.

Loss on Sale of Business: During the first three months of 2025, the Company reported a pre-tax loss of $0.3 million related to the divestiture of small business in the Engineered Fastening segment.

Asset Impairment Charge: During the first three months of 2024, the Company recorded a pre-tax impairment charge of $25.5 million related to the Infrastructure business. Refer to Note Q, Divestitures, for additional information on the divestiture of the Infrastructure business completed in the second quarter of 2024.

Interest, net: Net interest expense was $77.2 million in the first quarter of 2025 compared to $87.9 million in the first quarter of 2024. The year-over-year decrease was primarily driven by lower commercial paper balances in 2025 and higher interest income.

Income Taxes: For the three months ended March 29, 2025, the Company recognized income tax expense of $37.2 million, resulting in an effective tax rate of 29.2%. Excluding the tax effect on Non-GAAP adjustments, for the three months ended March 29, 2025, the Company recognized income tax expense of $44.7 million, resulting in an effective tax rate of 28.1%. These effective tax rates for the three months ended March 29, 2025 differ from the U.S. statutory tax rate of 21% primarily due to non-deductible expenses, losses for which a tax benefit is not recognized, and U.S. tax on foreign earnings, partially offset by remeasurement of uncertain tax position reserves and tax credits.

For the three months ended March 30, 2024, the Company recognized income tax expense of $28.8 million, resulting in an effective tax rate of 59.6%. Excluding the tax effect on Non-GAAP adjustments, for the three months ended March 30, 2024, the Company recognized income tax expense of $35.6 million, resulting in an effective tax rate of 29.7%. These effective tax rates differ from the U.S. statutory tax rate of 21% primarily due to non-deductible expenses, U.S. tax on foreign earnings, and losses for which a tax benefit is not recognized, partially offset by tax credits and state income taxes.

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

The Company has performed an assessment of the potential impact to its income taxes as a result of Pillar Two. The assessment of the potential impact is based on the most recent tax filings, country-by-country reporting, and financial statements of affected subsidiaries. Based on results of the assessment, the Company believes it can avail itself of the transitional safe harbor rules in most jurisdictions in which the Company operates. There are, however, a limited number of jurisdictions where the transitional safe harbor relief does not apply. The Company expects the Pillar Two tax impact from these jurisdictions to be immaterial to its estimated annual tax rate for 2025. The Company continues to assess the potential impact of Pillar Two and monitor developments in legislation, regulation, and interpretive guidance in this area.

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
The Company’s operations are classified into two reportable business segments: Tools & Outdoor and Engineered Fastening.
Tools & Outdoor:

	Year-to-Date
(Millions of Dollars)	2025	2024
Net sales	$3,280.9	$3,284.6
Segment profit	$289.2	$255.7
% of Net sales	8.8%	7.8%

Tools & Outdoor net sales decreased $3.7 million, or were relatively flat, in the first three months of 2025 compared to the first three months of 2024 as a 1% increase in volume was offset by a 1% decrease from foreign currency. Organic revenue increased 1%, with continued growth in DEWALT® supported by professional demand as well as strong shipments in advance of the outdoor season. Total revenue increased 2% in North America, decreased 2% in Europe, and decreased 9% in the rest of the world. Excluding the impact from foreign currency, organic revenue increased 2% in North America, remained flat in Europe, and decreased 3% in the rest of the world.

Segment profit for the first three months of 2025 was $289.2 million, or 8.8% of net sales, compared to $255.7 million, or 7.8% of net sales, in the first three months of 2024. Excluding Non-GAAP adjustments, which primarily related to footprint actions associated with the supply chain transformation, of $25.0 million and $22.9 million for the three months ended March 29, 2025 and March 30, 2024, respectively, segment profit was 9.6% of net sales in the first three months of 2025 and 8.5% of net sales in the first three months of 2024. The year-over-year change in segment profit as a percent of sales and adjusted segment profit as a percent of sales was primarily due to supply chain transformation efficiencies and benefits from new innovation launches, which were partially offset by freight inflation, the initial impact from tariffs and investments in growth initiatives.
Engineered Fastening:

	Year-to-Date
(Millions of Dollars)	2025	2024
Net sales	$463.7	$584.9
Segment profit	$39.0	$65.2
% of Net sales	8.4%	11.1%

Engineered Fastening net sales decreased $121.2 million, or 21%, in the first three months of 2025 compared to the first three months of 2024, as a as a 1% increase in price was more than offset by a 2% decrease in volume, a 2% decrease from foreign currency, a 16% decrease from the Infrastructure divestiture, and a 2% decrease from a product line transfer to the Tools & Outdoor segment. Engineered Fastening organic revenues decreased 1%, as aerospace and general industrial growth was more than offset by automotive market softness.

Engineered Fastening segment profit for the first three months of 2025 totaled $39.0 million, or 8.4% of net sales, compared to $65.2 million, or 11.1% of net sales, in the corresponding 2024 period. Excluding Non-GAAP adjustments, which primarily related to costs associated with the supply chain transformation, of $7.7 million and $5.7 million for the three months ended March 29, 2025 and March 30, 2024, respectively, segment profit amounted to 10.1% of net sales in the first three months of 2025 compared to 12.1% of net sales in the first three months of 2024. The year-over-year change in segment profit as a percent of sales and adjusted segment profit as a percent of sales was primarily due to lower volume in higher margin automotive.

Corporate overhead:

The corporate overhead element of SG&A, which is not allocated to the business segments for purposes of determining segment profit, consists of the costs associated with the executive management team and expenses related to centralized functions that benefit the entire Company but are not directly attributable to the business segments, such as legal and corporate finance functions, as well as expenses for the world headquarters facility. Corporate overhead amounted to $74.4 million and $64.2 million in the first quarter of 2025 and 2024, respectively. Excluding Non-GAAP adjustments, which primarily consisted of transition services costs related to previously divested businesses, of $6.0 million for the three months ended March 29, 2025 and $5.9 million for the three months ended March 30, 2024, the corporate overhead element of SG&A was $68.4 million and $58.3 million for the three months ended March 29, 2025 and March 30, 2024, respectively.
RESTRUCTURING ACTIVITIES
A summary of the restructuring reserve activity from December 28, 2024 to March 29, 2025 is as follows:

(Millions of Dollars)	December 28, 2024	Net Additions	Usage	Currency	March 29, 2025
Severance and related costs	$25.3	$6.7	$(6.2)	$(0.4)	$25.4
Facility closures and other	20.1	(5.5)	(5.1)	—	9.5
Total	$45.4	$1.2	$(11.3)	$(0.4)	$34.9
For the three months ended March 29, 2025, the Company recognized net restructuring charges of $1.2 million, primarily related to severance costs partially offset by adjustments to facility exit costs related to site closures as part of the supply chain transformation. The Company expects to achieve annual net cost savings of approximately $15 million by the end of 2025 related to the restructuring costs incurred during the three months ended March 29, 2025. The majority of the $34.9 million of reserves remaining as of March 29, 2025 is expected to be utilized within the next 12 months.

Segments:

The $1.2 million of net restructuring charges for the three months ended March 29, 2025 includes: $1.6 million of net reversals in the Tools & Outdoor segment; $0.3 million of charges in the Engineered Fastening segment; and $2.5 million of charges in Corporate.

The anticipated annual net cost savings of approximately $15 million related to the first quarter 2025 restructuring actions include: $11 million in the Tools & Outdoor segment; $2 million in the Engineered Fastening segment; and $2 million in Corporate.

TARIFF POLICY IMPLICATIONS

In response to the United States’ recent policy actions and to safeguard gross margins, the Company has implemented a high-single digit U.S. Tools & Outdoor price increase in April, with plans to introduce a second price increase effective the beginning of the third quarter. The Company is also accelerating strategic adjustments to its supply chain with the objective of leveraging Mexico and reducing China tariff costs over the next 12-24 months. The Company expects to leverage its industry leading North American footprint as a competitive advantage (approximately 60% of cost of sales in the United States). Management also intends to continue proactively engaging with the U.S. administration. The 2025 earnings per share impact from tariffs net of price and supply chain adjustments is currently estimated to be roughly negative $0.75 reflecting the timing required to implement mitigation countermeasures. Refer to "2025 Planning Assumptions" below.

2025 PLANNING ASSUMPTIONS

This discussion of certain planning assumptions is intended to provide broad insight into the Company's near-term earnings and cash flow generation prospects. The Company's planning assumptions for 2025 are for diluted earnings per share on a GAAP basis to be $3.30 (+/- $0.15) and diluted earnings per share excluding Non-GAAP adjustments to be approximately $4.50. The Company is targeting free cash flow to meet or exceed $500 million.

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

Operating Activities: Cash flows used by operations were $420.0 million in the first quarter of 2025 compared to $431.0 million in the corresponding period 2024, relatively in-line with prior year as higher earnings were partially offset by changes in working capital.

Free Cash Flow: Free cash flow, as defined in the table below, was an outflow of $485.0 million in the first quarter of 2025 compared to an outflow of $496.7 million in the corresponding period 2024. The year-over-year change in free cash flow was due to the same factors discussed above in operating activities. Management considers free cash flow an important indicator of its liquidity and capital efficiency, as well as its ability to fund future growth and provide dividends to shareowners, and is useful information for investors. Free cash flow does not include deductions for mandatory debt service, other borrowing activity, discretionary dividends on the Company’s common stock and business acquisitions, among other items.

	Year-to-Date
(Millions of Dollars)	2025	2024
Net cash used in operating activities	$(420.0)	$(431.0)
Less: capital and software expenditures	(65.0)	(65.7)
Free cash flow	$(485.0)	$(496.7)
Investing Activities: Cash flows used in investing activities totaled $57.7 million and $63.2 million in the first quarter of 2025 and 2024, respectively, primarily due to capital and software expenditures of $65.0 million and $65.7 million, respectively.
Financing Activities: Cash flows provided by financing activities totaled $502.0 million in the first quarter of 2025, primarily driven by net short-term commercial paper borrowings of $1.136 billion, partially offset by payments on long-term debt of $500.0 million and cash dividend payments on common stock of $124.5 million. Cash flows provided by financing activities totaled $548.6 million in the first quarter of 2024, primarily driven by net short-term commercial paper borrowings of $674.9 million, partially offset by cash dividend payments on common stock of $121.8 million.

Credit Ratings & Liquidity:

The Company maintains investment grade credit ratings from the major U.S. rating agencies on its senior unsecured debt (S&P A-, Fitch BBB+, Moody's Baa3), as well as its commercial paper program (S&P A-2, Fitch F2, Moody's P-3). There were no changes to any of the Company's credit ratings during the first quarter of 2025. Failure to maintain investment grade rating levels could adversely affect the Company’s cost of funds, liquidity and access to capital markets, but would not have an adverse effect on the Company’s ability to access its existing committed credit facilities.

Cash and cash equivalents totaled $345 million and $291 million as of March 29, 2025 and December 28, 2024, respectively, which was primarily held in foreign jurisdictions.

As a result of the Tax Cuts and Jobs Act (the "Act"), the Company's tax liability related to the one-time transition tax associated with unremitted foreign earnings and profits totaled $110 million at March 29, 2025. The Act permits a U.S. company to elect to pay the net tax liability interest-free over a period of up to eight years. The Company has considered the implications of paying the required one-time transition tax and believes it will not have a material impact on its liquidity.

The Company has a $3.5 billion commercial paper program which includes Euro denominated borrowings in addition to U.S. Dollars. As of March 29, 2025, the Company had commercial paper borrowings outstanding of $1.1 billion, of which $215.7 million in Euro denominated commercial paper was designated as a net investment hedge. As of December 28, 2024, the Company had no commercial paper borrowings outstanding. Refer to Note H, Financial Instruments, for further discussion.

In June 2024, the Company amended and restated its existing five-year $2.5 billion committed credit facility with the concurrent execution of a new five year $2.25 billion committed credit facility (the “5-Year Credit Agreement”). Borrowings under the 5-Year Credit Agreement may be made in U.S. Dollars, Euros or Pounds Sterling. A sub-limit of an amount equal to the Euro equivalent of $800.0 million is designated for swing line advances. Borrowings bear interest at a floating rate plus an applicable margin dependent upon the denomination of the borrowing and specific terms of the 5-Year Credit Agreement. The Company must repay all advances under the 5-Year Credit Agreement by the earlier of June 28, 2029 or upon termination. The 5-Year Credit Agreement is designated to be a liquidity back-stop for the Company's $3.5 billion U.S. Dollar and Euro commercial paper program. As of March 29, 2025 and December 28, 2024, the Company had not drawn on its five-year committed credit facility.

In June 2024, the Company terminated its 364-Day $1.5 billion committed credit facility ("the 2023 Syndicated 364-Day Credit Agreement") dated September 2023. There were no outstanding borrowings under the 2023 Syndicated 364-Day Credit Agreement upon termination. Contemporaneously, the Company entered into a new $1.25 billion syndicated 364-Day Credit Agreement (the "2024 Syndicated 364-Day Credit Agreement") which is a revolving credit loan. The borrowings under the 2024 Syndicated 364-Day Credit Agreement may be made in U.S. Dollars or Euros and bear interest at a floating rate plus an applicable margin dependent upon the denomination of the borrowing and pursuant to the terms of the 2024 Syndicated 364-Day Credit Agreement. The Company must repay all advances under the 2024 Syndicated 364-Day Credit Agreement by the earlier of June 27, 2025 or upon termination. The Company may, however, convert all advances outstanding upon termination into a term loan that shall be repaid in full no later than the first anniversary of the termination date provided that the Company, among other things, pays a fee to the administrative agent for the account of each lender. The 2024 Syndicated 364-Day Credit Agreement serves as part of the liquidity back-stop for the Company’s $3.5 billion U.S. Dollar and Euro commercial paper program. As of March 29, 2025 and December 28, 2024, the Company had not drawn on its 2024 Syndicated 364-Day Credit Agreement.

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

OTHER MATTERS
There have been no changes in the Company’s critical accounting estimates during the first quarter of 2025. Refer to the “Other Matters” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 28, 2024 for a discussion of the Company’s critical accounting estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no significant change in the Company’s exposure to market risk during the first quarter of 2025. Refer to the Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 28, 2024 and subsequent related filings with the Securities and Exchange Commission for further discussion.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of management, including the Company’s President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, the Company has, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined under Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Company’s President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer have concluded that, as of March 29, 2025, the Company’s disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting that occurred during the first quarter of 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any goals, projections, guidance or planning assumptions regarding earnings, EPS, income, revenue, margins, costs, sales, sales growth, profitability, cash flow, debt reduction or other financial items; any statements of the plans, strategies, investments and objectives of management for future operations, including expectations around the Company's ongoing transformation; future market share gain, shareholder returns, any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements concerning future dividends or share repurchases; any statements of beliefs, plans, intentions or expectations; any statements and assumptions regarding possible tariff and tariff impact projections and related mitigation plans (including price actions, supply chain adjustments and timing expectations related to such plans); and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include, among others, the words “may,” “will,” “estimate,” “intend,” “could,” “project,” “plan,” “continue,” “believe,” “expect,” “anticipate,” “run-rate,” “annualized,” “forecast,” “commit,” “goal,” “target,” “design,” “on-track,” “position or positioning,” “guidance,” “aim,” “looking forward,” “multi-year” or any other similar words.
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
Important factors that could cause the Company's actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in its forward-looking statements include, among others, the following: (i) successfully developing, marketing and achieving sales from new products and services and the continued acceptance of current products and services; (ii) macroeconomic factors, including global and regional business conditions, commodity prices, inflation and deflation, interest rate volatility, currency exchange rates, and uncertainties in the global financial markets; (iii) laws, regulations and governmental policies affecting the Company's activities in the countries where it does business, including those related to tariffs, taxation, data privacy, anti-bribery, anti-corruption, government contracts, trade controls, including but not limited to, tariffs, import and export controls and other monetary and non-monetary trade regulations or barriers; (iv) the Company’s ability to predict the timing and extent of any trade related regulations, restrictions, trade barriers and tariffs as well as its ability to successfully assess the impact to its business of, and mitigate or respond to macroeconomic or trade and tariff changes or policies (including, but not limited to, the Company’s ability to obtain price increases from its customers and complete effective supply chain adjustments within anticipated time frames); (v) the economic, political, cultural and legal environment in Europe and the emerging markets in which the Company generates sales, particularly Latin America and China; (vi) realizing the anticipated benefits of mergers, acquisitions, joint ventures, strategic alliances or divestitures; (vii) pricing pressure and other changes within competitive markets; (viii) availability and price of raw materials, component parts, freight, energy, labor and sourced finished goods; (ix) the impact that the tightened credit markets may have on the Company or its customers or suppliers; (x) the extent to which the Company has to write off accounts receivable, inventory or other assets or experiences supply chain disruptions in connection with bankruptcy filings by customers or suppliers; (xi) the Company's ability to identify and effectively execute productivity improvements and cost reductions; (xii) potential business, supply chain and distribution disruptions, including those related to physical security threats, information technology or cyber-attacks, epidemics, natural disasters or pandemics, sanctions, political unrest, war or terrorism, including the conflicts between Russia and Ukraine, and Israel and Hamas and tensions or conflicts in South Korea, China, Taiwan and the Middle East; (xiii) the continued consolidation of customers, particularly in consumer channels, and the Company’s continued reliance on significant customers; (xiv) managing franchisee relationships; (xv) the impact of poor weather conditions and climate change and risks related to the transition to a lower-carbon economy, such as the Company's ability to successfully adopt new technology, meet market-driven demands for carbon neutral and renewable energy technology, or to comply with changes in environmental regulations or requirements, which may be more stringent and complex, impacting its manufacturing facilities and business operations as well as remediation plans and costs relating to any of its current or former locations or other sites; (xvi) maintaining or improving production rates in the Company's manufacturing facilities (including leveraging its North American footprint in connection with tariff mitigation), responding to significant changes in customer preferences or expectations, product demand and fulfilling demand for new and existing products, and learning, adapting and integrating new technologies into products, services and processes; (xvii) changes in the competitive landscape in the Company's markets; (xviii) the Company's non-U.S. operations, including sales to non-U.S. customers; (xix) the Company’s ability to predict the extent or timing of, and impact from demand changes within domestic or world-wide markets associated with construction, homebuilding and remodeling, aerospace, outdoor, engineered fastening, automotive and other markets which the Company serves; (xx) potential adverse developments in new or pending litigation and/or government investigations; (xxi) the incurrence of debt and changes in the Company's ability to obtain debt on commercially reasonable terms and at competitive rates; (xxii) substantial pension and other postretirement benefit obligations; (xxiii) potential regulatory liabilities, including environmental, privacy, data breach, workers compensation and product liabilities; (xxiv) attracting, developing and retaining senior management and other key employees, managing a workforce in many jurisdictions, labor shortages, work stoppages or other labor disruptions; (xxv) the Company's ability to keep abreast with the pace of technological change; (xxvi) changes in accounting estimates; (xxvii) the Company’s ability to protect its intellectual property rights and to maintain its public reputation and the strength of its brands; (xxviii) critical or negative publicity, including on social media, whether or not accurate, concerning the Company’s brands, products, culture, key employees or suppliers, or initiatives, and the Company's handling of divergent stakeholder expectations regarding the same, and (xxix) the Company’s ability to implement, and achieve the expected benefits (including cost savings and reduction in working capital) from its Global Cost Reduction Program including: continuing to advance innovation, electrification and global market penetration to achieve mid-single digit organic revenue growth; streamlining and simplifying the organization, and investing in initiatives that more directly impact the Company's customers and end users; returning adjusted gross margins to historical 35%+ levels by accelerating the supply chain transformation to leverage material productivity, drive operational excellence, rationalize manufacturing and distribution networks, including consolidating facilities and optimizing the distribution network, and reduce complexity of the product portfolio; improving fill rates and matching inventory with customer demand; prioritizing cash flow generation and inventory optimization; delivering operational excellence through efficiency, simplified organizational design; and reducing complexity through platforming products and implementing initiatives to drive a SKU reduction.
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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
The Company’s Annual Report on Form 10-K for the year ended December 28, 2024, includes "Legal Proceedings" under Item 3 of Part I. There have been no material changes from the legal proceedings described in the Company's Annual Report on Form 10-K.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 28, 2024 filed with the Securities and Exchange Commission on February 18, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
The following table provides information about the Company’s purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the three months ended March 29, 2025:

2025	Total Number Of Common Shares Purchased	Average Price Paid Per Common Share	Total Number Of Common Shares Purchased As Part Of A Publicly Announced Plan Or Program	(In Millions) Maximum Number Of Common Shares That May Yet Be Purchased Under The Program (a)
December 29 - February 1	—	$—	—	20
February 2 - March 1	—	—	—	20
March 2 - March 29	—	—	—	20
Total	—	$—	—	20
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

ITEM 5. OTHER INFORMATION

During the three months ended March 29, 2025, no director or Section 16 officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

(10.1)	Form of award document for Management Incentive Compensation Plan to executive officers pursuant to the Stanley Black & Decker 2024 Omnibus Award Plan.*

(10.2)	Form of award document for 2025-2027 Long-Term Incentive Program for grants to executive officers pursuant to the Stanley Black & Decker 2024 Omnibus Award Plan.*

(10.3)	Form of stock option certificate for grants to executive officers pursuant to the Stanley Black & Decker 2024 Omnibus Award Plan.*

(10.4)	Form of restricted stock unit award certificate for grants to executive officers pursuant to the Stanley Black & Decker 2024 Omnibus Award Plan.*

(10.5)
Transition and Release Agreement, dated March 31, 2025, by and between Stanley Black & Decker, Inc. and Tamer K. Abuaita. (incorporated by reference to Exhibit 10.1 on the Company’s Current Report on Form 8-K filed on April 3, 2025)

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

(101)
The following materials from Stanley Black & Decker Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 29, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 29, 2025 and March 30, 2024; (ii) Condensed Consolidated Balance Sheets at March 29, 2025 and December 28, 2024; (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 29, 2025 and March 30, 2024; (iv) Consolidated Statements of Changes in Shareowners' Equity for the three months ended March 29, 2025 and March 30, 2024; and (v) Notes to Unaudited Condensed Consolidated Financial Statements**.

(104)	The cover page of Stanley Black & Decker Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 29, 2025, formatted in iXBRL (included within Exhibit 101 attachments).

*	Management contract or compensation plan or arrangement
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANLEY BLACK & DECKER, INC.

Date:	April 30, 2025	By:	/s/ PATRICK HALLINAN
Patrick Hallinan
Executive Vice President & Chief Financial Officer