Form 10-Q
period 2025-06-28
STANLEY BLACK & DECKER, INC.
filed 2025-07-29
CIK 93556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
154,792,247 shares of the registrant’s common stock were outstanding as of July 24, 2025.

PART I — FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
THREE AND SIX MONTHS ENDED JUNE 28, 2025 AND JUNE 29, 2024
(Unaudited, Millions of Dollars, Except Per Share Amounts)

	Second Quarter		Year-to-Date
	2025	2024	2025	2024
Net Sales	$3,945.2	$4,024.4	$7,689.8	$7,893.9
Costs and Expenses
Cost of sales	$2,878.7	$2,883.2	$5,502.5	$5,644.2
Selling, general and administrative	870.4	825.8	1,722.9	1,677.8
Provision for credit losses	2.7	2.8	17.2	2.6
Other, net	67.7	226.5	115.2	306.5
Loss on sale of business	—	—	0.3	—
Asset impairment charge	—	—	—	25.5
Restructuring charges	18.8	29.8	20.0	44.8
Interest income	(48.9)	(42.9)	(98.1)	(86.5)
Interest expense	129.1	121.3	255.5	252.8
	$3,918.5	$4,046.5	$7,535.5	$7,867.7
Earnings (loss) from continuing operations before income taxes	26.7	(22.1)	154.3	26.2
Income taxes on continuing operations	(75.2)	(2.9)	(38.0)	25.9
Net earnings (loss) from continuing operations	$101.9	$(19.2)	$192.3	$0.3
Gain on Security sale before income taxes	—	10.4	—	10.4
Income taxes on discontinued operations	—	2.4	—	2.4
Net earnings from discontinued operations	$—	$8.0	$—	$8.0
Net Earnings (Loss)	$101.9	$(11.2)	$192.3	$8.3
Total Comprehensive Income (Loss)	$316.0	$(58.4)	$534.8	$(155.1)
Basic earnings (loss) per share of common stock:
Continuing operations	$0.67	$(0.13)	$1.27	$—
Discontinued operations	$—	$0.05	$—	$0.05
Total basic earnings (loss) per share of common stock	$0.67	$(0.07)	$1.27	$0.06
Diluted earnings (loss) per share of common stock:
Continuing operations	$0.67	$(0.13)	$1.27	$—
Discontinued operations	$—	$0.05	$—	$0.05
Total diluted earnings (loss) per share of common stock	$0.67	$(0.07)	$1.27	$0.05
See Notes to Unaudited Condensed Consolidated Financial Statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 28, 2025 AND DECEMBER 28, 2024
(Unaudited, Millions of Dollars, Except Share and Per Share Amounts)

	June 28, 2025	December 28, 2024
ASSETS
Current Assets
Cash and cash equivalents	$311.8	$290.5
Accounts and notes receivable, net	1,542.4	1,153.7
Inventories, net	4,639.0	4,536.4
Prepaid expenses	347.6	347.1
Other current assets	37.0	50.0
Total Current Assets	6,877.8	6,377.7
Property, plant and equipment, net	2,026.0	2,034.3
Goodwill	8,057.5	7,905.5
Intangibles, net	3,677.5	3,730.9
Other assets	1,853.8	1,800.5
Total Assets	$22,492.6	$21,848.9
LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities
Short-term borrowings	$1,069.8	$—
Current maturities of long-term debt	849.6	500.4
Accounts payable	2,495.4	2,437.2
Accrued expenses	2,177.3	1,979.3
Total Current Liabilities	6,592.1	4,916.9
Long-term debt	4,757.8	5,602.6
Deferred taxes	95.2	165.3
Post-retirement benefits	346.2	325.9
Other liabilities	1,638.3	2,118.3
Commitments and Contingencies (Notes P and O)
Shareowners’ Equity
Common stock, par value $2.50 per share: Authorized 300,000,000 shares in 2025 and 2024 Issued 176,902,738 shares in 2025 and 2024	442.3	442.3
Retained earnings	8,287.1	8,343.3
Additional paid in capital	5,076.3	5,071.3
Accumulated other comprehensive loss	(1,978.4)	(2,320.9)
	11,827.3	11,536.0
Less: cost of common stock in treasury (22,149,187 shares in 2025 and 22,529,805 shares in 2024)	(2,764.3)	(2,816.1)
Total Shareowners’ Equity	9,063.0	8,719.9
Total Liabilities and Shareowners’ Equity	$22,492.6	$21,848.9

See Notes to Unaudited Condensed Consolidated Financial Statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE AND SIX MONTHS ENDED JUNE 28, 2025 AND JUNE 29, 2024
(Unaudited, Millions of Dollars)

	Second Quarter		Year-to-Date
	2025	2024	2025	2024
OPERATING ACTIVITIES
Net earnings (loss)	$101.9	$(11.2)	$192.3	$8.3
Adjustments to reconcile net earnings (loss) to cash provided by (used in) operating activities:
Depreciation and amortization of property, plant and equipment	92.7	114.3	183.8	213.4
Amortization of intangibles	37.4	40.7	74.7	81.8
Loss on sale of business	—	—	0.3	—
Gain on sale of discontinued operations	—	(10.4)	—	(10.4)
Asset impairment charge	—	—	—	25.5
Stock-based compensation expense	28.0	23.4	64.4	64.7
Changes in working capital	127.6	397.8	(341.4)	38.0
Changes in other assets and liabilities	(173.3)	18.4	(379.8)	(279.3)
Cash provided by (used in) operating activities	214.3	573.0	(205.7)	142.0
INVESTING ACTIVITIES
Capital and software expenditures	(79.6)	(87.2)	(144.6)	(152.9)
Proceeds from sales of businesses, net of cash sold	—	735.6	5.0	735.6
Other	12.4	1.0	14.7	3.5
Cash (used in) provided by investing activities	(67.2)	649.4	(124.9)	586.2
FINANCING ACTIVITIES
Payment on long-term debt	(0.3)	—	(500.3)	—
Net short-term commercial paper (repayments) borrowings	(98.2)	(1,245.7)	1,038.0	(570.8)
Proceeds from issuances of common stock	2.2	3.7	4.9	7.5
Purchases of common stock for treasury	(0.8)	(1.4)	(12.5)	(7.7)
Cash dividends on common stock	(124.0)	(121.8)	(248.5)	(243.6)
Other	(1.9)	(2.9)	(2.6)	(4.9)
Cash (used in) provided by financing activities	(223.0)	(1,368.1)	279.0	(819.5)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	42.6	(15.0)	74.1	(42.6)
Change in cash, cash equivalents and restricted cash	(33.3)	(160.7)	22.5	(133.9)
Cash, cash equivalents and restricted cash, beginning of period	348.6	481.4	292.8	454.6
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$315.3	$320.7	$315.3	$320.7

The following table provides a reconciliation of the cash, cash equivalents and restricted cash balances as of June 28, 2025 and December 28, 2024:

	June 28, 2025	December 28, 2024
Cash and cash equivalents	$311.8	$290.5
Restricted cash included in Other current assets	3.5	2.3
Cash, cash equivalents and restricted cash	$315.3	$292.8
See Notes to Unaudited Condensed Consolidated Financial Statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY
THREE AND SIX MONTHS ENDED JUNE 28, 2025 AND JUNE 29, 2024
(Unaudited, Millions of Dollars, Except Share and Per Share Amounts)

	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Shareowners’ Equity
Balance December 28, 2024	$442.3	$5,071.3	$8,343.3	$(2,320.9)	$(2,816.1)	$8,719.9
Net earnings	—	—	90.4	—	—	90.4
Other comprehensive income	—	—	—	128.4	—	128.4
Cash dividends declared — $0.82 per common share	—	—	(124.5)	—	—	(124.5)
Issuance of common stock (452,443 shares)	—	(52.0)	—	—	54.7	2.7
Repurchase of common stock (137,371 shares)	—	—	—	—	(11.7)	(11.7)
Stock-based compensation	—	36.4	—	—	—	36.4
Balance March 29, 2025	$442.3	$5,055.7	$8,309.2	$(2,192.5)	$(2,773.1)	$8,841.6
Net earnings	—	—	101.9	—	—	101.9
Other comprehensive income	—	—	—	214.1	—	214.1
Cash dividends declared — $0.82 per common share	—	—	(124.0)	—	—	(124.0)
Issuance of common stock (67,993 shares)	—	(7.4)	—	—	9.6	2.2
Repurchase of common stock (2,447 shares)	—	—	—	—	(0.8)	(0.8)
Stock-based compensation	—	28.0	—	—	—	28.0
Balance June 28, 2025	$442.3	$5,076.3	$8,287.1	$(1,978.4)	$(2,764.3)	$9,063.0

	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Shareowners’ Equity
Balance December 30, 2023	$442.3	$5,059.0	$8,540.2	$(2,069.1)	$(2,916.3)	$9,056.1
Net earnings	—	—	19.5	—	—	19.5
Other comprehensive loss	—	—	—	(116.2)	—	(116.2)
Cash dividends declared — $0.81 per common share	—	—	(121.8)	—	—	(121.8)
Issuance of common stock (303,005 shares)	—	(35.0)	—	—	38.8	3.8
Repurchase of common stock (70,802 shares)	—	—	—	—	(6.3)	(6.3)
Stock-based compensation	—	41.3	—	—	—	41.3
Balance March 30, 2024	$442.3	$5,065.3	$8,437.9	$(2,185.3)	$(2,883.8)	$8,876.4
Net loss	—	—	(11.2)	—	—	(11.2)
Other comprehensive loss	—	—	—	(47.2)	—	(47.2)
Cash dividends declared — $0.81 per common share	—	—	(121.8)	—	—	(121.8)
Issuance of common stock (102,918 shares)	—	(8.1)	—	—	11.8	3.7
Repurchase of common stock (21,451 shares)	—	—	—	—	(1.4)	(1.4)
Stock-based compensation	—	23.4	—	—	—	23.4
Balance June 29, 2024	$442.3	$5,080.6	$8,304.9	$(2,232.5)	$(2,873.4)	$8,721.9
See Notes to Unaudited Condensed Consolidated Financial Statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 28, 2025

A.    SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (hereinafter referred to as “generally accepted accounting principles" or "GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations for the interim periods have been included and are of a normal, recurring nature. Operating results for the three and six months ended June 28, 2025 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes included in Stanley Black & Decker, Inc.’s (the “Company”) Annual Report on Form 10-K for the year ended December 28, 2024, and subsequent related filings with the Securities and Exchange Commission ("SEC").

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

C.    EARNINGS PER SHARE

The following table reconciles net earnings (loss) and the weighted-average shares outstanding used to calculate basic and diluted earnings per share of common stock for the three and six months ended June 28, 2025 and June 29, 2024:

	Second Quarter		Year-to-Date
	2025	2024	2025	2024
Numerator (in millions):
Net earnings (loss) from continuing operations	$101.9	$(19.2)	$192.3	$0.3
Net earnings from discontinued operations	—	8.0	—	8.0
Net Earnings (Loss)	$101.9	$(11.2)	$192.3	$8.3

	Second Quarter		Year-to-Date
	2025	2024	2025	2024

Denominator (in thousands):
Basic weighted-average shares outstanding	151,231	150,394	151,122	150,311
Dilutive effect of stock contracts and awards	497	—	589	701
Diluted weighted-average shares outstanding	151,728	150,394	151,711	151,012

	Second Quarter		Year-to-Date
	2025	2024	2025	2024
Earnings (loss) per share of common stock:
Basic earnings (loss) per share of common stock:
Continuing operations	$0.67	$(0.13)	$1.27	$—
Discontinued operations	$—	$0.05	$—	$0.05
Total basic earnings (loss) per share of common stock	$0.67	$(0.07)	$1.27	$0.06

Diluted earnings (loss) per share of common stock:
Continuing operations	$0.67	$(0.13)	$1.27	$—
Discontinued operations	$—	$0.05	$—	$0.05
Total diluted earnings (loss) per share of common stock	$0.67	$(0.07)	$1.27	$0.05

The following weighted-average stock options were not included in the computation of weighted-average diluted shares outstanding because the effect would be anti-dilutive (in thousands):

	Second Quarter		Year-to-Date
	2025	2024	2025	2024
Number of stock options	6,552	5,739	6,153	5,367

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

D.    ACCOUNTS AND NOTES RECEIVABLE, NET

(Millions of Dollars)	June 28, 2025	December 28, 2024
Trade accounts receivable	$1,320.9	$950.4
Notes receivable	92.1	65.9
Other accounts receivable	211.9	222.1
Accounts and notes receivable	$1,624.9	$1,238.4
Allowance for credit losses	(82.5)	(84.7)
Accounts and notes receivable, net	$1,542.4	$1,153.7
Trade receivables are dispersed among a large number of retailers, distributors and industrial accounts in many countries. Adequate reserves have been established to cover anticipated credit losses.

The changes in the allowance for credit losses for the six months ended June 28, 2025 and June 29, 2024 are as follows:

	Second Quarter		Year-to-Date
(Millions of Dollars)	2025	2024	2025	2024
Beginning balance	$91.1	$74.9	$84.7	$76.6
Charged to costs and expenses	2.7	2.8	17.2	2.6
Other, including recoveries and deductions (a)	(11.3)	(5.7)	(19.4)	(7.2)
Balance end of period	$82.5	$72.0	$82.5	$72.0
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

The Company has an accounts receivable sale program. According to the terms, the Company sells certain of its trade accounts receivables at fair value to a wholly owned, consolidated, bankruptcy-remote special purpose subsidiary (“BRS"). The BRS, in turn, can sell such receivables to a third-party financial institution (“Purchaser”) for cash. The Purchaser’s maximum cash investment in the receivables at any time is $110.0 million. The purpose of the program is to provide liquidity to the Company. These transfers qualify as sales under Accounting Standards Codification ("ASC") 860, Transfers and Servicing, and receivables are derecognized from the Company’s consolidated balance sheet when the BRS sells those receivables to the Purchaser. The Company has no retained interests in the transferred receivables, other than collection and administrative responsibilities. At June 28, 2025, the Company did not record a servicing asset or liability related to its retained responsibility based on its assessment of the servicing fee, market values for similar transactions and its cost of servicing the receivables sold.

At June 28, 2025 and December 28, 2024, net receivables of $110.0 million and $95.1 million, respectively, were derecognized. Proceeds from transfers of receivables to the Purchaser totaled $126.1 million and $176.1 million for the three and six months ended June 28, 2025, respectively, and payments to the Purchaser totaled $77.0 million and $161.2 million, respectively. Proceeds from transfers of receivables to the Purchaser totaled $104.7 million and $164.3 million for the three and six months ended June 29, 2024, respectively, and payments to the Purchaser totaled $75.7 million and $180.9 million, respectively. The program resulted in a pre-tax loss of $1.3 million and $2.1 million for the three and six months ended June 28, 2025, respectively. The program resulted in a pre-tax loss of $1.4 million and $2.6 million for the three and six months ended June 29, 2024, respectively. All cash flows under the program are reported as a component of changes in working capital within operating activities in the Condensed Consolidated Statements of Cash Flows since all the cash from the Purchaser is received upon the initial sale of the receivable.

As of June 28, 2025 and December 28, 2024, the Company's deferred revenue totaled $96.5 million and $101.6 million, respectively, of which $29.8 million and $31.3 million, respectively, was classified as current. Revenue recognized for the six months ended June 28, 2025 and June 29, 2024 that was previously deferred as of December 28, 2024 and December 30, 2023 totaled $13.8 million and $13.3 million, respectively.

E.    INVENTORIES, NET

(Millions of Dollars)	June 28, 2025	December 28, 2024
Finished products	$3,114.3	$2,943.5
Work in process	279.1	346.3
Raw materials	1,245.6	1,246.6
Total	$4,639.0	$4,536.4

F.    GOODWILL
Changes in the carrying amount of goodwill by segment are as follows:

(Millions of Dollars)	Tools & Outdoor	Engineered Fastening	Total
Balance December 28, 2024	$5,909.2	$1,996.3	$7,905.5
Foreign currency translation & other	137.6	14.4	152.0
Balance June 28, 2025	$6,046.8	$2,010.7	$8,057.5

G.    LONG-TERM DEBT AND FINANCING ARRANGEMENTS

		June 28, 2025		December 28, 2024
(Millions of Dollars)	Interest Rate	Notional Value	Carrying Value[1]	Carrying Value
Notes payable due 2025	2.30%	$—	$—	$499.9
Notes payable due 2026	3.40%	500.0	499.6	499.4
Notes payable due 2026	6.27%	350.0	349.6	349.3
Notes payable due 2026	3.42%	25.0	25.5	25.7
Notes payable due 2026	1.84%	29.3	29.8	26.7
Notes payable due 2028	6.00%	400.0	398.4	398.0
Notes payable due 2028	7.05%	150.0	156.4	157.5
Notes payable due 2028	4.25%	500.0	498.4	498.3
Notes payable due 2028	3.52%	50.0	52.1	52.4
Notes payable due 2030	2.30%	750.0	746.4	746.2
Notes payable due 2032	3.00%	500.0	497.0	496.6
Notes payable due 2040	5.20%	400.0	375.5	374.5
Notes payable due 2048	4.85%	500.0	495.3	495.2
Notes payable due 2050	2.75%	750.0	741.2	741.0
Notes payable due 2060 (junior subordinated)[2]	6.71%	750.0	741.7	741.6
Other, payable in varying amounts 2025 through 2026	4.23%-4.31%	0.5	0.5	0.7
Total Long-term debt, including current maturities		$5,654.8	$5,607.4	$6,103.0
Less: Current maturities of long-term debt			(849.6)	(500.4)
Long-term debt			$4,757.8	$5,602.6
1Carrying values are net of unamortized discounts of $(4.5) million, deferred issuance costs of $(30.2) million, unamortized terminated swaps of $(19.1) million, and purchase accounting fair value adjustments of $6.4 million. Unamortized gain/(loss) associated with interest rate swaps are more fully discussed in Note H, Financial Instruments.
2In accordance with the terms of Note payable due 2060, the interest rate was reset as of March 2025, to 6.71%, from 4.00% as of the year ended December 28, 2024.

The Company has a $3.5 billion commercial paper program which includes Euro denominated borrowings in addition to U.S. Dollars. As of June 28, 2025, the Company had commercial paper borrowings outstanding of $1.1 billion, of which $555.1 million in Euro denominated commercial paper was designated as a net investment hedge. As of December 28, 2024, the Company had no commercial paper borrowings outstanding. Refer to Note H, Financial Instruments, for further discussion.

In June 2024, the Company amended and restated its existing five-year $2.5 billion committed credit facility with the concurrent execution of a new five-year $2.25 billion committed credit facility (the “5-Year Credit Agreement”). Borrowings under the 5-Year Credit Agreement may be made in U.S. Dollars, Euros or Pounds Sterling. A sub-limit of an amount equal to the Euro equivalent of $800.0 million is designated for swing line advances. Borrowings bear interest at a floating rate plus an applicable margin dependent upon the denomination of the borrowing and specific terms of the 5-Year Credit Agreement. The Company must repay all advances under the 5-Year Credit Agreement by the earlier of June 28, 2029 or upon termination. The 5-Year Credit Agreement is designated to be a liquidity back-stop for the Company's $3.5 billion U.S. Dollar and Euro commercial paper program. In June 2025, the 5-Year Credit Agreement was amended to include the covenants listed below. As of June 28, 2025 and December 28, 2024, the Company had not drawn on its five-year committed credit facility.

In June 2025, the Company terminated its 364-Day $1.25 billion committed credit facility ("the 2024 Syndicated 364-Day Credit Agreement") dated June 2024. There were no outstanding borrowings under the 2024 Syndicated 364-Day Credit Agreement upon termination and as of December 28, 2024. Contemporaneously, the Company entered into a new $1.25 billion syndicated 364-Day Credit Agreement (the "2025 Syndicated 364-Day Credit Agreement") which is a revolving credit loan. The borrowings under the 2025 Syndicated 364-Day Credit Agreement may be made in U.S. Dollars or Euros and bear interest at a floating rate plus an applicable margin dependent upon the denomination of the borrowing and pursuant to the terms of the 2025 Syndicated 364-Day Credit Agreement. The Company must repay all advances under the 2025 Syndicated 364-Day Credit Agreement by the earlier of June 22, 2026 or upon termination. The Company may, however, convert all advances outstanding upon termination into a term loan that shall be repaid in full no later than the first anniversary of the termination date provided that the Company, among other things, pays a fee to the administrative agent for the account of each lender. The 2025 Syndicated 364-Day Credit Agreement serves as part of the liquidity back-stop for the Company’s $3.5 billion U.S. Dollar and Euro commercial paper program. As of June 28, 2025, the Company had not drawn on its 2025 Syndicated 364-Day Credit Agreement.

The 5-Year Credit Agreement and the 2025 Syndicated 364-Day Credit Agreement, as described above, contain customary affirmative and negative covenants, including but not limited to, maintenance of an interest coverage ratio. The interest coverage ratio tested for covenant compliance compares adjusted Earnings Before Interest, Taxes, Depreciation and Amortization to adjusted net Interest Expense ("Adjusted EBITDA"/"Adjusted Net Interest Expense"). The Company must maintain, for each period of four consecutive fiscal quarters of the Company, an interest coverage ratio of not less than 3.50 to 1.00, provided that the Company is only required to maintain an interest coverage ratio of not less than 2.50 to 1.00 for any four fiscal quarter period ending on or before the end of the Company’s second fiscal quarter of 2026. For purposes of calculating the Company’s compliance with the interest coverage ratio, the Company is permitted to increase EBITDA by an amount equal to the Applicable Adjustment Addbacks (as defined in the 2025 Syndicated 364-Day Credit Agreement), provided that the sum of the Applicable Adjustment Addbacks incurred in any four consecutive fiscal quarter periods ending on or before the end of the Company’s second fiscal quarter of 2026 shall not exceed $250,000,000 in the aggregate.

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

A summary of the fair values of the Company’s derivatives recorded in the Condensed Consolidated Balance Sheets at June 28, 2025 and December 28, 2024 is as follows:

(Millions of Dollars)	Balance Sheet Classification	June 28, 2025	December 28, 2024	Balance Sheet Classification	June 28, 2025	December 28, 2024
Derivatives designated as hedging instruments:
Foreign Exchange Contracts Cash Flow	Other current assets	$1.4	$23.7	Accrued expenses	$26.1	$0.9
	LT other assets	—	—	LT other liabilities	7.8	—
Net Investment Hedge	Other current assets	2.8	—	Accrued expenses	18.7	—
Non-derivative designated as hedging instrument:
Net Investment Hedge		$—	$—	Short-term borrowings	$555.1	$—
Total designated as hedging instruments		$4.2	$23.7		$607.7	$0.9
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other current assets	$13.1	$8.9	Accrued expenses	$18.5	$10.9
Total		$17.3	$32.6		$626.2	$11.8
The counterparties to all of the above mentioned financial instruments are major international financial institutions. The Company is exposed to credit risk for net exchanges under these agreements, but not for the notional amounts. The credit risk is limited to the asset amounts noted above. The Company limits its exposure and concentration of risk by contracting with diverse financial institutions and does not anticipate non-performance by any of its counterparties. The Company considers non-performance risk of its counterparties at each reporting period and adjusts the carrying value of these assets accordingly. The risk of default is considered remote. As of June 28, 2025 and December 28, 2024, there were no assets that had been posted as collateral related to the above mentioned financial instruments.

During the six months ended June 28, 2025 and June 29, 2024, cash flows related to derivatives, including those that are separately discussed below, resulted in net cash paid of $2.1 million and $17.0 million, respectively.

CASH FLOW HEDGES

There were after-tax mark-to-market losses of $59.4 million and $16.7 million as of June 28, 2025 and December 28, 2024, respectively, reported for cash flow hedge effectiveness in Accumulated other comprehensive loss. An after-tax loss of $17.6 million is expected to be reclassified to earnings as the hedged transactions occur or as amounts are amortized within the next twelve months. The ultimate amount recognized will vary based on fluctuations of the hedged currencies and interest rates through the maturity dates.

The tables below detail pre-tax amounts of derivatives designated as cash flow hedges in Accumulated other comprehensive loss during the periods in which the underlying hedged transactions affected earnings for the three and six months ended June 28, 2025 and June 29, 2024:

	Second Quarter 2025
(Millions of Dollars)	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Recognized in Income on Amounts Excluded from Effectiveness Testing
Interest Rate Contracts	$—	Interest expense	$(0.8)	$—
Foreign Exchange Contracts	$(41.0)	Cost of sales	$5.1	$—

	Year-to-Date 2025
(Millions of Dollars)	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Recognized in Income on Amounts Excluded from Effectiveness Testing
Interest Rate Contracts	$—	Interest expense	$(2.5)	$—
Foreign Exchange Contracts	$(51.3)	Cost of sales	$8.7	$—

	Second Quarter 2024
(Millions of Dollars)	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Recognized in Income on Amounts Excluded from Effectiveness Testing
Interest Rate Contracts	$—	Interest expense	$(1.6)	$—
Foreign Exchange Contracts	$1.2	Cost of sales	$(0.1)	$—

	Year-to-Date 2024
(Millions of Dollars)	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Recognized in Income on Amounts Excluded from Effectiveness Testing
Interest Rate Contracts	$—	Interest expense	$(3.1)	$—
Foreign Exchange Contracts	$8.2	Cost of sales	$1.6	$—

A summary of the pre-tax effect of cash flow hedge accounting on the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 28, 2025 and June 29, 2024 is as follows:

	Second Quarter 2025		Year-to-Date 2025
(Millions of Dollars)	Cost of Sales	Interest Expense	Cost of Sales	Interest Expense
Total amount in the Consolidated Statements of Operations and Comprehensive Income (Loss) in which the effects of the cash flow hedges are recorded	$2,878.7	$129.1	$5,502.5	$255.5
Gain (loss) on cash flow hedging relationships:
Foreign Exchange Contracts:
Hedged Items	$(5.1)	$—	$(8.7)	$—
Gain (loss) reclassified from OCI into Income	$5.1	$—	$8.7	$—
Interest Rate Swap Agreements:
Gain (loss) reclassified from OCI into Income [1]	$—	$(0.8)	$—	$(2.5)

	Second Quarter 2024		Year-to-Date 2024
(Millions of Dollars)	Cost of Sales	Interest Expense	Cost of Sales	Interest Expense
Total amount in the Consolidated Statements of Operations and Comprehensive Income (Loss) in which the effects of the cash flow hedges are recorded	$2,883.2	$121.3	$5,644.2	$252.8
Gain (loss) on cash flow hedging relationships:
Foreign Exchange Contracts:
Hedged Items	$0.1	$—	$(1.6)	$—
Gain (loss) reclassified from OCI into Income	$(0.1)	$—	$1.6	$—
Interest Rate Swap Agreements:
Gain (loss) reclassified from OCI into Income [1]	$—	$(1.6)	$—	$(3.1)
1 Inclusive of the gain/loss amortization on terminated derivative financial instruments.

After-tax gains of $2.7 million and after-tax losses of $0.9 million were reclassified from Accumulated other comprehensive loss into earnings (inclusive of the gain/loss amortization on terminated derivative instruments) during the periods in which the underlying hedged transactions affected earnings for the three months ended June 28, 2025 and June 29, 2024, respectively. After-tax gains of $3.6 million and after-tax losses of $0.8 million were reclassified from Accumulated other comprehensive loss into earnings (inclusive of the gain/loss amortization on terminated derivative instruments) during the periods in which the underlying hedged transactions affected earnings for the six months ended June 28, 2025 and June 29, 2024, respectively.

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

As of June 28, 2025 and December 28, 2024, the Company did not have any outstanding forward starting swaps designated as cash flow hedges.

Forward Contracts: Through its global businesses, the Company enters into transactions and makes investments denominated in multiple currencies that give rise to foreign currency risk. The Company and its subsidiaries regularly purchase inventory from subsidiaries with functional currencies different than their own, which creates currency-related volatility in the Company’s results of operations. The Company utilizes forward contracts to hedge these forecasted purchases and sales of inventory. Gains and losses reclassified from Accumulated other comprehensive loss are recorded in Cost of sales as the hedged item affects earnings. There are no components excluded from the assessment of effectiveness for these contracts. At June 28, 2025 and December 28, 2024, the notional value of forward currency contracts outstanding is $955.8 million and $537.8 million, respectively, maturing on various dates through 2026 and 2025, respectively.
FAIR VALUE HEDGES

Interest Rate Risk: In an effort to optimize the mix of fixed versus floating rate debt in the Company’s capital structure, the Company enters into interest rate swaps. In prior years, the Company entered into interest rate swaps related to certain of its notes payable which were subsequently terminated. Amortization of the gain/loss on previously terminated swaps is reported in interest expense. Prior to termination, the changes in the fair value of the swaps and the offsetting changes in fair value related to the underlying notes were recognized in earnings. As of June 28, 2025 and December 28, 2024, the Company did not have any active fair value interest rate swaps.

A summary of the pre-tax effect of fair value hedge accounting on the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 28, 2025 and June 29, 2024 is as follows:

(Millions of Dollars)	Second Quarter 2025 Interest Expense	Year-to-Date 2025 Interest Expense
Total amount in the Consolidated Statements of Operations and Comprehensive Income (Loss) in which the effects of the fair value hedges are recorded	$129.1	$255.5
Amortization of gain on terminated swaps	$(0.1)	$(0.2)

(Millions of Dollars)	Second Quarter 2024 Interest Expense	Year-to-Date 2024 Interest Expense
Total amount in the Consolidated Statements of Operations and Comprehensive Income (Loss) in which the effects of the fair value hedges are recorded	$121.3	$252.8
Amortization of gain on terminated swaps	$(0.1)	$(0.2)

A summary of the amounts recorded in the Condensed Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges as of June 28, 2025 and December 28, 2024 is as follows:

	June 28, 2025
(Millions of Dollars)	Carrying Amount of Hedged Liability (1)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liability
Current Maturities of Long-Term Debt	$849.6	Terminated Swaps	$—
Long-Term Debt	$531.9	Terminated Swaps	$(19.1)

	December 28, 2024
(Millions of Dollars)	Carrying Amount of Hedged Liability (1)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liability
Current Maturities of Long-Term Debt	$500.4	Terminated Swaps	$—
Long-Term Debt	$532.0	Terminated Swaps	$(19.3)
(1) Represents hedged items no longer designated in qualifying fair value hedging relationships.

NET INVESTMENT HEDGES

The Company utilizes net investment hedges to offset the translation adjustment arising from re-measurement of its investment in the assets and liabilities of its foreign subsidiaries. The total after-tax amounts in Accumulated other comprehensive loss were gains of $43.8 million and $78.4 million at June 28, 2025 and December 28, 2024, respectively.

As of June 28, 2025, the Company had cross currency swaps with notional values totaling $220.0 million maturing in 2026, hedging a portion of its Chinese Renminbi and Taiwan Dollar denominated investments. As of December 28, 2024, the Company did not have any net investment hedges with a notional value outstanding.

As of June 28, 2025, the Company had Euro denominated commercial paper with a value of $555.1 million, maturing in 2025, hedging a portion of the Company's Euro denominated net investments. As of December 28, 2024, the Company did not have any Euro denominated commercial paper.

Maturing foreign exchange contracts resulted in no cash received or paid for the six months ended June 28, 2025 and June 29, 2024.

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

The pre-tax gain or loss from fair value changes for the three and six months ended June 28, 2025 and June 29, 2024 is as follows:

	Second Quarter 2025
(Millions of Dollars)	Total Gain (Loss) Recorded in OCI	Excluded Component Recorded in OCI	Income Statement Classification	Total Gain (Loss) Reclassified from OCI to Income	Excluded Component Amortized from OCI to Income
Forward Contracts	$0.7	$—	Other, net	$—	$—
Cross Currency Swap	$(16.9)	$—	Other, net	$—	$—
Non-derivative designated as Net Investment Hedge	$(32.0)	$—	Other, net	$—	$—

	Year-to-Date 2025
(Millions of Dollars)	Total Gain (Loss) Recorded in OCI	Excluded Component Recorded in OCI	Income Statement Classification	Total Gain (Loss) Reclassified from OCI to Income	Excluded Component Amortized from OCI to Income
Forward Contracts	$1.0	$—	Other, net	$—	$—
Cross Currency Swap	$(15.9)	$—	Other, net	$—	$—
Non-derivative designated as Net Investment Hedge	$(30.7)	$—	Other, net	$—	$—

	Second Quarter 2024
(Millions of Dollars)	Total Gain (Loss) Recorded in OCI	Excluded Component Recorded in OCI	Income Statement Classification	Total Gain (Loss) Reclassified from OCI to Income	Excluded Component Amortized from OCI to Income
Forward Contracts	$(0.1)	$—	Other, net	$—	$—
Non-derivative designated as Net Investment Hedge	$2.0	$—	Other, net	$—	$—

	Year-to-Date 2024
(Millions of Dollars)	Total Gain (Loss) Recorded in OCI	Excluded Component Recorded in OCI	Income Statement Classification	Total Gain (Loss) Reclassified from OCI to Income	Excluded Component Amortized from OCI to Income
Forward Contracts	$(0.3)	$—	Other, net	$—	$—
Non-derivative designated as Net Investment Hedge	$10.8	$—	Other, net	$—	$—
UNDESIGNATED HEDGES

Foreign Exchange Contracts: Foreign exchange forward contracts are used to reduce risks arising from the change in fair value of certain foreign currency denominated assets and liabilities (such as affiliate loans, payables and receivables). The objective is to minimize the impact of foreign currency fluctuations on operating results. The total notional amount of the forward contracts outstanding is $1.4 billion as of June 28, 2025 and $1.3 billion as of December 28, 2024, maturing on various dates through 2025. The loss recorded in the Consolidated Statements of Operations and Comprehensive Income (Loss) from changes in the fair value related to derivatives not designated as hedging instruments under ASC 815 for the three and six months ended June 28, 2025 and June 29, 2024 is as follows:

(Millions of Dollars)	Income Statement Classification	Second Quarter 2025	Year-to-Date 2025	Second Quarter 2024	Year-to-Date 2024
Foreign Exchange Contracts	Other, net	$(2.4)	$(10.4)	$3.7	$(10.2)

I.    ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables summarize the changes in the balances for each component of Accumulated other comprehensive loss for the three and six months ended June 28, 2025:

(Millions of Dollars)	Currency translation adjustment and other	Losses on cash flow hedges, net of tax	Gains (losses) on net investment hedges, net of tax	Pension (losses) gains, net of tax	Total
Balance - March 29, 2025	$(2,033.7)	$(25.7)	$80.4	$(213.5)	$(2,192.5)
Other comprehensive income (loss) before reclassifications	288.4	(31.0)	(36.6)	(5.6)	215.2
Reclassification adjustments to earnings	—	(2.7)	—	1.6	(1.1)
Net other comprehensive income (loss)	288.4	(33.7)	(36.6)	(4.0)	214.1
Balance - June 28, 2025	$(1,745.3)	$(59.4)	$43.8	$(217.5)	$(1,978.4)

(Millions of Dollars)	Currency translation adjustment and other	Losses on cash flow hedges, net of tax	Gains (losses) on net investment hedges, net of tax	Pension (losses) gains, net of tax	Total
Balance - December 28, 2024	$(2,170.2)	$(16.7)	$78.4	$(212.4)	$(2,320.9)
Other comprehensive income (loss) before reclassifications	424.9	(39.1)	(34.6)	(8.3)	342.9
Reclassification adjustments to earnings	—	(3.6)	—	3.2	(0.4)
Net other comprehensive income (loss)	424.9	(42.7)	(34.6)	(5.1)	342.5
Balance - June 28, 2025	$(1,745.3)	$(59.4)	$43.8	$(217.5)	$(1,978.4)

The following tables summarize the changes in the balances for each component of Accumulated other comprehensive loss for the three and six months ended June 29, 2024:

(Millions of Dollars)	Currency translation adjustment and other	(Losses) gains on cash flow hedges, net of tax	Gains on net investment hedges, net of tax	Pension (losses) gains, net of tax	Total
Balance - March 30, 2024	$(1,963.1)	$(37.5)	$71.4	$(256.1)	$(2,185.3)
Other comprehensive (loss) income before reclassifications	(47.8)	1.3	1.4	0.8	(44.3)
Adjustments related to sales of businesses	(6.0)	—	—	—	(6.0)
Reclassification adjustments to earnings	—	0.9	—	2.2	3.1
Net other comprehensive (loss) income	(53.8)	2.2	1.4	3.0	(47.2)
Balance - June 29, 2024	$(2,016.9)	$(35.3)	$72.8	$(253.1)	$(2,232.5)

(Millions of Dollars)	Currency translation adjustment and other	(Losses) gains on cash flow hedges, net of tax	Gains on net investment hedges, net of tax	Pension (losses) gains, net of tax	Total
Balance - December 30, 2023	$(1,832.3)	$(42.5)	$64.9	$(259.2)	$(2,069.1)
Other comprehensive (loss) income before reclassifications	(178.6)	6.4	7.9	1.8	(162.5)
Adjustments related to sales of businesses	(6.0)	—	—	—	(6.0)
Reclassification adjustments to earnings	—	0.8	—	4.3	5.1
Net other comprehensive (loss) income	(184.6)	7.2	7.9	6.1	(163.4)
Balance - June 29, 2024	$(2,016.9)	$(35.3)	$72.8	$(253.1)	$(2,232.5)

The Company uses the portfolio method for releasing the stranded tax effects from Accumulated other comprehensive loss. The reclassifications out of Accumulated other comprehensive loss for the three and six months ended June 28, 2025 and June 29, 2024 were as follows:

	Second Quarter		Year-to-Date		Affected line item in Consolidated Statements of Operations And Comprehensive Income (Loss)
(Millions of Dollars)	2025	2024	2025	2024
Realized gains (losses) on cash flow hedges	$5.1	$(0.1)	$8.7	$1.6	Cost of sales
Realized losses on cash flow hedges	(0.8)	(1.6)	(2.5)	(3.1)	Interest expense
Total before taxes	$4.3	$(1.7)	$6.2	$(1.5)
Tax effect	(1.6)	0.8	(2.6)	0.7	Income taxes
Realized gains (losses) on cash flow hedges, net of tax	$2.7	$(0.9)	$3.6	$(0.8)

Amortization of defined benefit pension items:
Actuarial losses and prior service costs / credits	$(2.1)	$(2.8)	$(4.2)	$(5.6)	Other, net
Settlement loss	—	(0.1)	—	(0.1)	Other, net
Total before taxes	$(2.1)	$(2.9)	$(4.2)	$(5.7)
Tax effect	0.5	0.7	1.0	1.4	Income taxes
Amortization of defined benefit pension items, net of tax	$(1.6)	$(2.2)	$(3.2)	$(4.3)
J.    NET PERIODIC BENEFIT COST — DEFINED BENEFIT PLANS
Following are the components of net periodic pension expense for the three and six months ended June 28, 2025 and June 29, 2024:

	Second Quarter
	Pension Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans		All Plans
(Millions of Dollars)	2025	2024	2025	2024	2025	2024
Service cost	$1.8	$1.6	$3.0	$3.0	$—	$—
Interest cost	12.8	12.9	10.8	10.4	0.4	0.4
Expected return on plan assets	(15.0)	(15.2)	(12.5)	(10.8)	—	—
Amortization of prior service cost (credit)	0.1	0.1	(0.2)	(0.2)	—	—
Amortization of net loss (gain)	2.2	2.0	0.5	1.1	(0.5)	(0.2)
Settlement / curtailment loss	—	—	—	0.1	—	—
Special termination benefit	—	—	—	—	6.1	—
Net periodic pension expense	$1.9	$1.4	$1.6	$3.6	$6.0	$0.2

	Year-to-Date
	Pension Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans		All Plans
(Millions of Dollars)	2025	2024	2025	2024	2025	2024
Service cost	$3.7	$3.2	$5.8	$6.1	$0.1	$0.1
Interest cost	25.3	25.8	20.9	20.8	0.7	0.8
Expected return on plan assets	(29.8)	(30.4)	(24.2)	(21.7)	—	—
Amortization of prior service cost (credit)	0.2	0.3	(0.4)	(0.4)	—	—
Amortization of net loss (gain)	4.2	4.0	1.1	2.2	(0.9)	(0.5)
Settlement / curtailment loss	—	—	—	0.1	—	—
Special termination benefit	—	—	—	—	6.1	—
Net periodic pension expense	$3.6	$2.9	$3.2	$7.1	$6.0	$0.4
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

Recurring Fair Value Measurements
The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis for each of the hierarchy levels:

(Millions of Dollars)	Total Carrying Value	Level 1	Level 2	Level 3
June 28, 2025
Money market fund	$15.8	$15.8	$—	$—
Deferred compensation plan investments	$15.4	$15.4	$—	$—
Derivative assets	$17.3	$—	$17.3	$—
Derivative liabilities	$71.1	$—	$71.1	$—
Non-derivative hedging instrument	$555.1	$—	$555.1	$—
Contingent consideration liability	$149.8	$—	$—	$149.8
December 28, 2024
Money market fund	$14.2	$14.2	$—	$—
Deferred compensation plan investments	$17.0	$17.0	$—	$—
Derivative assets	$32.6	$—	$32.6	$—
Derivative liabilities	$11.8	$—	$11.8	$—
Contingent consideration liability	$167.4	$—	$—	$167.4
The following table provides information about the Company's financial assets and liabilities not carried at fair value:

	June 28, 2025		December 28, 2024
(Millions of Dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
Other investments	$2.0	$1.9	$4.0	$3.9
Long-term debt, including current portion	$5,607.4	$5,082.3	$6,103.0	$5,548.8
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
The long-term debt instruments are considered Level 2 instruments and are measured using a discounted cash flow analysis based on the Company’s marginal borrowing rates. The differences between the carrying values and fair values of long-term debt are attributable to the stated interest rates differing from the Company's marginal borrowing rates. The fair values of the Company's variable rate short-term borrowings approximate their carrying values at June 28, 2025 and December 28, 2024.
As part of the Craftsman® brand acquisition in March 2017, the Company recorded a contingent consideration liability representing the Company's obligation to make future payments to Transform Holdco, LLC, which operates Sears and Kmart retail locations, of between 2.5% and 3.5% on sales of Craftsman products in new Stanley Black & Decker channels through March 2032. During the six months ended June 28, 2025, the Company paid $17.0 million for royalties owed. The Company will continue making future payments quarterly through the second quarter of 2032. The estimated fair value of the contingent consideration liability is determined using a discounted cash flow analysis taking into consideration future sales projections, forecasted payments to Transform Holdco, LLC, based on contractual royalty rates, and the related tax impacts. The estimated fair value of the contingent consideration liability was $149.8 million and $167.4 million as of June 28, 2025 and December 28, 2024, respectively. Adjustments to the contingent consideration liability, with the exception of cash payments, are recorded in SG&A in the Consolidated Statements of Operations and Comprehensive Income (Loss). A 100 basis point reduction in the discount rate would result in an increase to the liability of approximately $3.8 million as of June 28, 2025.

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

Non-Recurring Fair Value Measurements

The Company recorded impairment charges in the first quarter of 2024 and the fourth quarter of 2023 to adjust the carrying amount of the long-lived assets of its Infrastructure business sold on April 1, 2024, which were considered Level 3 fair value measurements. Refer to Note Q, Divestitures, for further discussion. The Company had no other significant non-recurring fair value measurements, nor any other financial assets or liabilities measured using Level 3 inputs, during the first six months of 2025 or 2024.

L.    RESTRUCTURING CHARGES AND OTHER, NET

A summary of the restructuring reserve activity from December 28, 2024 to June 28, 2025 is as follows:

(Millions of Dollars)	December 28, 2024	Net Additions	Usage	Currency	June 28, 2025
Severance and related costs	$25.3	$20.5	$(13.2)	$(1.2)	$31.4
Facility closures and other	20.1	(0.5)	(11.1)	—	8.5
Total	$45.4	$20.0	$(24.3)	$(1.2)	$39.9
For the three and six months ended June 28, 2025, the Company recognized net restructuring charges of $18.8 million and $20.0 million, respectively, primarily driven by severance costs related to reorganizations of the Company’s corporate and support functions as well as severance and facility costs related to footprint actions associated with the supply chain transformation. The majority of the $39.9 million of reserves remaining as of June 28, 2025 is expected to be utilized within the next 12 months.
Segments: The $20.0 million of net restructuring charges for the six months ended June 28, 2025 includes: $9.3 million in the Tools & Outdoor segment; $1.6 million in the Engineered Fastening segment; and $9.1 million in Corporate.
The $18.8 million of net restructuring charges for the three months ended June 28, 2025 includes: $10.9 million in the Tools & Outdoor segment; $1.3 million in the Engineered Fastening segment; and $6.6 million in Corporate.
Other, net amounted to $67.7 million and $226.5 million for the three months ended June 28, 2025 and June 29, 2024, respectively, which included intangible asset amortization expense of $37.4 million and $40.7 million, respectively. Other, net amounted to $115.2 million and $306.5 million for the six months ended June 28, 2025 and June 29, 2024, respectively, which included intangible asset amortization expense of $74.7 million and $81.8 million, respectively. In addition, Other, net included the Centredale environmental reserve adjustment of $142.3 million recorded in the second quarter of 2024. Refer to Note O, Contingencies, for further discussion of the Centredale site.
Other, net is also comprised of several other items, none of which were individually significant during the three and six months ended June 28, 2025 and June 29, 2024, primarily related to currency-related gains or losses, other environmental remediation expenses, deal costs and related consulting costs, certain pension gains or losses, and income related to providing transition services to previously divested businesses.
M.    INCOME TAXES
In accordance with ASC 740, Income Taxes, the Company estimates its annual effective tax rate each quarterly reporting period. Tax expense or benefit in interim periods is computed by applying the estimated annual effective tax rate to income or loss, and is adjusted for the tax effect of items of income and expense discretely reported in the period. The estimated annual effective tax rate used in determining income taxes on a year-to-date basis may change in subsequent interim periods. When changes to the estimated annual effective tax rate occur, the prior interim year-to-date tax expense or tax benefit is adjusted to reflect the revised estimated annual effective tax rate. Any adjustment is recorded in the period in which the change occurs.
For the three and six months ended June 28, 2025, the Company recognized an income tax benefit of $75.2 million and $38.0 million, respectively, resulting in effective tax rates of (281.6)% and (24.6)%, respectively. The effective tax rates for the three and six months ended June 28, 2025 differ from the U.S. statutory tax rate of 21% primarily due to the remeasurement of uncertain tax positions, partially offset by non-deductible expenses.

For the three and six months ended June 29, 2024, the Company recognized an income tax benefit of $2.9 million and income tax expense of $25.9 million, respectively, resulting in effective tax rates of 13.1% and 98.9%, respectively. The effective tax rates for the three and six months ended June 29, 2024 differ from the U.S. statutory tax rate of 21% primarily due to non-deductible expenses, losses for which a tax benefit is not recognized, and U.S. tax on foreign earnings, partially offset by the remeasurement of uncertain tax positions, tax credits and state income taxes.
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

(Millions of Dollars)	Second Quarter 2025
	Tools & Outdoor	Engineered Fastening	Total
Net Sales	$3,461.4	$483.8	$3,945.2

Cost of sales	2,525.9	350.6
Selling, general and administrative	697.4	98.2
Segment Profit	$238.1	$35.0	$273.1

Corporate overhead			(79.7)
Other, net			(67.7)
Restructuring charges			(18.8)
Interest income			48.9
Interest expense			(129.1)
Earnings from continuing operations before income taxes			$26.7

(Millions of Dollars)	Year-to-Date 2025
	Tools & Outdoor	Engineered Fastening	Total
Net Sales	$6,742.3	$947.5	$7,689.8

Cost of sales	4,816.4	684.0
Selling, general and administrative	1,398.6	189.5
Segment Profit	$527.3	$74.0	$601.3

Corporate overhead			(154.1)
Other, net			(115.2)
Loss on sale of business			(0.3)
Restructuring charges			(20.0)
Interest income			98.1
Interest expense			(255.5)
Earnings from continuing operations before income taxes			$154.3

(Millions of Dollars)	Second Quarter 2024
	Tools & Outdoor	Engineered Fastening	Total
Net Sales	$3,528.7	$495.7	$4,024.4

Cost of sales	2,531.8	351.0
Selling, general and administrative	680.8	77.9
Segment Profit	$316.1	$66.8	$382.9

Corporate overhead			(70.3)
Other, net			(226.5)
Restructuring charges			(29.8)
Interest income			42.9
Interest expense			(121.3)
Loss from continuing operations before income taxes			$(22.1)

(Millions of Dollars)	Year-to-Date 2024
	Tools & Outdoor	Engineered Fastening	Total
Net Sales	$6,813.3	$1,080.6	$7,893.9

Cost of sales	4,874.7	769.9
Selling, general and administrative	1,366.8	178.7
Segment Profit	$571.8	$132.0	$703.8

Corporate overhead			(134.5)
Other, net			(306.5)
Asset impairment charge			(25.5)
Restructuring charges			(44.8)
Interest income			86.5
Interest expense			(252.8)
Earnings from continuing operations before income taxes			$26.2
The Company recognizes revenue at a point in time from the sale of tangible products or over time depending on when the performance obligation is satisfied. For the three and six months ended June 28, 2025 and June 29, 2024, the majority of the Company’s revenue was recognized at the time of sale. The percent of total segment revenue recognized over time for the Engineered Fastening segment for both the three and six months ended June 28, 2025 was approximately 2%. The percent of total segment revenue recognized over time for the Engineered Fastening segment for both the three and six months ended June 29, 2024 was approximately 3%.
The Engineered Fastening segment included the Infrastructure business prior to its sale on April 1, 2024. The Infrastructure business had $92.6 million of sales for the three months ended March 30, 2024.

(Millions of Dollars)	Second Quarter		Year-to-Date
	2025	2024	2025	2024
Capital and Software Expenditures
Tools & Outdoor	$64.6	$76.8	$120.7	$132.9
Engineered Fastening	15.0	10.4	23.9	20.0
Consolidated	$79.6	$87.2	$144.6	$152.9
Depreciation and Amortization
Tools & Outdoor	$100.2	$120.7	$199.0	$227.7
Engineered Fastening	29.9	34.3	59.5	67.5
Consolidated	$130.1	$155.0	$258.5	$295.2

(Millions of Dollars)	June 28, 2025	December 28, 2024
Segment Assets
Tools & Outdoor	$18,812.6	$18,135.8
Engineered Fastening	4,009.7	3,962.9
	22,822.3	22,098.7
Corporate assets	(329.7)	(249.8)
Consolidated	$22,492.6	$21,848.9

Corporate assets primarily consist of cash, deferred taxes, property, plant and equipment, and right-of-use lease assets. Based on the nature of the Company's cash pooling arrangements, at times the corporate-related cash accounts will be in a net liability position.

GEOGRAPHIC AREAS

The following table is a summary of net sales by geographic area for the three and six months ended June 28, 2025 and June 29, 2024:

(Millions of Dollars)	Second Quarter		Year-to-Date
	2025	2024	2025	2024
United States	$2,430.4	$2,514.1	$4,757.7	$4,871.4
Canada	172.9	189.7	371.0	405.6
Other Americas	211.9	225.8	391.1	435.3
Europe	829.5	799.9	1,581.5	1,588.6
Asia	300.5	294.9	588.5	593.0
Consolidated	$3,945.2	$4,024.4	$7,689.8	$7,893.9

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
Government Investigation

As previously disclosed, on January 19, 2024, the Company was notified by the Compliance and Field Operations Division (the “Division”) of the Consumer Product Safety Commission (“CPSC”) that the Division intended to recommend the imposition of a civil penalty of approximately $32 million for alleged untimely reporting in relation to certain utility bars and miter saws that were subject to voluntary recalls in September 2019 and March 2022, respectively. The Company believes there are defenses to the Division’s claims, and has presented its defenses in a meeting with the Division on February 29, 2024 and in a written submission dated March 29, 2024. On April 1, 2024, the Division informed the Company's counsel that the Division intended to recommend that the CPSC refer the matter to the U.S. Department of Justice (the "DOJ"). On May 1, 2024, the Company was informed that the CPSC voted to refer the matter to the DOJ. In December 2024, the CPSC requested that the Company reproduce documents previously provided to the CPSC following changes to the agency’s electronic file sharing system. The Company has reproduced the requested documents to the CPSC. Given the early stage of this proceeding, at this time, the Company is not in a position to assess the likelihood of any potential loss or adverse effect on its financial condition or to estimate the amount of potential loss, if any, from this matter.
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
The Company’s policy is to accrue environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. If no amount in the range of probable loss is considered most likely, the minimum loss in the range is accrued. The amount of liability recorded is based on an evaluation of currently available facts with respect to each individual site and includes such factors as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. The liabilities recorded do not take into account any claims for recoveries from insurance or third parties. As assessments and remediation progress at individual sites, the amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. As of June 28, 2025 and December 28, 2024, the Company had reserves of $269.4 million and $275.4 million, respectively, for remediation activities associated with Company-owned properties, as well as for Superfund sites, for losses that are probable and estimable. Of the June 28, 2025 amount, $50.4 million is classified as current within Accrued expenses and $219.0 million as long-term within Other liabilities which is expected to be paid over the estimated remediation period. As of June 28, 2025, the Company's net cash obligations, including the WCLC assets discussed below, is $252.0 million. As of June 28, 2025, the range of environmental remediation costs that is reasonably possible is $186.7 million to $401.3 million which is subject to change in the near term. The Company may be liable for environmental remediation of sites it no longer owns. Liabilities have been recorded on those sites in accordance with the Company's policy.
West Cost Loading Corporation
As of June 28, 2025, the Company has recorded $17.4 million in Other assets related to funding received by the Environmental Protection Agency (“EPA”) and placed in a trust in accordance with the final settlement with the EPA, embodied in a Consent Decree approved by the United States District Court for the Central District of California on July 3, 2013. Per the Consent Decree, Emhart Industries, Inc. (a dissolved and liquidated former indirectly wholly-owned subsidiary of The Black & Decker Corporation) (“Emhart”) has agreed to be responsible for an interim remedy at a site located in Rialto, California and formerly operated by WCLC, a defunct company for which Emhart was alleged to be liable as a successor. The remedy will be funded by (i) the amounts received from the EPA as gathered from multiple parties, and, to the extent necessary, (ii) Emhart's affiliate. The interim remedy required the construction of a water treatment facility and the treatment of ground water at or around the site for a period of approximately 30 years or more. The construction of the water treatment facility was completed in September 2023, and the treatment of ground water is ongoing. As of June 28, 2025, the Company's net cash obligation associated with these remediation activities, including WCLC assets, is $7.0 million.
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

Remediation work at the Centredale site remains ongoing. Technical and regulatory issues have arisen in connection with the disposal methods selected and described in the statement of work for contaminated Centredale site soils and sediment. Emhart’s contractor is working with the EPA and the Rhode Island Department of Environmental Management (“RIDEM”) to develop alternatives. Based on these evolving technical and regulatory discussions, in the second quarter of 2024, the EPA and RIDEM began implementing regulatory changes that suggest that offsite landfill disposal now represents the most probable remedial alternative for the disposal of contaminated Centredale site soils and sediments. Significant open technical and regulatory issues relating to the implementation of this disposal alternative remain, including final EPA and RIDEM approvals, and further developments may result in additional or different remedial actions. Emhart’s contractor’s assessment of the offsite landfill disposal alternative involves soil and sediment volume estimates that could also change or increase as additional design investigations are performed at the site, which may further impact the remediation process. Emhart has recently entered into a cooperative agreement with the Federal and State Natural Resource Trustees to collectively conduct an assessment of what, if any, Natural Resource Damages may be associated with the contamination at the Centredale Site. Litigation continues in the District Court concerning Phase 3 of the case, which is addressing the potential allocation of liability to other PRPs who may have contributed to contamination of the Centredale site with dioxins, polychlorinated biphenyls and other contaminants of concern. Emhart proceeded to trial in a six-week bench trial in Phase 3 on the issue of CERCLA liability against 4 PRPs in October 2024. Post trial briefing and argument relating to the trial has been completed. A decision is expected in 2025 and additional litigation over the equitable allocation of the Centredale site investigation and cleanup cost could be required depending on the outcome. As of June 28, 2025, the Company has reserved $159.6 million for this site.
Lower Passaic River
The Company, along with over 100 other parties, has been identified as a PRP at Operable Units (“OUs”) 2 and 4 of the Diamond Alkali Superfund Site (the “Site”) pursuant to CERCLA. OU-4 encompasses the 17-mile Lower Passaic River (“LPR”) and OU-2 (which is subsumed within OU-4) consists of the lower 8.3 miles of the LPR. On March 4, 2016, the EPA issued a Record of Decision ("ROD") selecting the remedy for the lower 8.3 miles of the River, which according to the EPA, will cost approximately $1.4 billion. On September 28, 2021, the EPA issued an Interim Remedy ROD for the upper 9 miles of the LPR that the EPA estimates will cost $441 million (net present value).

In March 2017, the EPA announced a plan to commence an allocation process to identify PRPs that may be eligible for a cash out settlement for the remediation costs. As a result of the allocation process, the EPA and certain parties (including the Company) reached an agreement for a cash-out settlement for remediation of the entire 17-mile LPR. On December 16, 2022, the United States lodged a Consent Decree with the United States District Court for the District of New Jersey in United States v. Alden Leeds, Inc. et al. (No. 2:22-cv-07326) that addressed the liability of 85 parties (including the Company) for an aggregate amount of $150 million. On December 18, 2024, the Court granted the United States’ motion to enter the Consent Decree. The Court’s order entering the Consent Decree has been appealed by two parties (Occidental Chemical Company (“OCC”) and Nokia of America) which were not offered to participate in the settlement. The Company has paid its share of the settlement amount, which currently is held in escrow by the EPA pending the outcome of the appeal.

On June 30, 2018, OCC filed a complaint in the United States District Court for the District of New Jersey against over 100 companies, including the Company, seeking CERCLA cost recovery or contribution for past costs relating to various investigations and cleanups OCC has conducted or is conducting in connection with OU-2 and OU-4 and seeking a declaratory judgment to hold the defendants liable for their proper shares of future response costs for OCC's ongoing activities in connection with the Site, which would include OCC’s Remedial Investigation/Feasibility Study in Newark Bay (OU-3 of the Site). The litigation was stayed while the Court considered the Consent Decree and during the appeal discussed above.

The U.S. Army Corps of Engineers and other federal agencies have been conducting a natural resources damage assessment of the LPR. The results of this assessment may be used in the future to support a claim by the federal agencies for natural resource damages against the Company and other PRPs.

At this time, the Company cannot reasonably estimate its liability related to the litigation, remediation efforts and natural resource damages as discussed above, as the OCC litigation is pending, the Court’s opinion granting the United States’ motion to enter the Consent Decree has been appealed, and the natural resource damage assessment is ongoing.
Kerr McGee
Per the terms of a Final Order and Judgment approved by the United States District Court for the Middle District of Florida on January 22, 1991, Emhart is responsible for a percentage of remedial costs arising out of the Kerr McGee Chemical Corporation Superfund Site located in Jacksonville, Florida. On March 15, 2017, the Company received formal notification from the EPA that the EPA had issued a ROD selecting the preferred alternative identified in the Proposed Cleanup Plan. The Multistate Trust managing the remediation provides quarterly projections for the remediation costs for work to be performed, and the Company adjusts the reserve for its percentage share of such costs accordingly. As of June 28, 2025, the Company has reserved $24.0 million for this site.
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

P.    COMMITMENTS AND GUARANTEES

COMMITMENTS — The Company has numerous assets, predominantly real estate, vehicles and equipment, under various lease arrangements. The following is a summary of the Company's right-of-use assets and lease liabilities:

(Millions of Dollars)	June 28, 2025	December 28, 2024
Right-of-use assets	$448.0	$473.4
Lease liabilities	$466.1	$491.8
Weighted-average incremental borrowing rate	4.7%	4.7%
Weighted-average remaining term	6 years	6 years

Right-of-use assets are included within Other assets in the Condensed Consolidated Balance Sheets, while lease liabilities are included within Accrued expenses and Other liabilities, as appropriate. The Company determines its incremental borrowing rate based on interest rates from its debt issuances, taking into consideration adjustments for collateral, lease terms and foreign currency.

The Company has arrangements with third-party financial institutions that offer voluntary supply chain finance ("SCF") programs. These arrangements enable certain of the Company’s suppliers, at the supplier’s sole discretion, to sell receivables due from the Company to the financial institutions on terms directly negotiated with the financial institutions. The Company negotiates commercial terms with its suppliers, including prices, quantities, and payment terms, regardless of suppliers’ decisions to finance the receivables due from the Company under these SCF programs. The Company has no economic interest in a supplier’s decision to participate in these SCF programs, and no direct financial relationship with the financial institutions, as it relates to these SCF programs. The amounts due to the financial institutions for suppliers that voluntarily participate in these SCF programs were presented within Accounts payable on the Company’s Condensed Consolidated Balance Sheets and totaled $464.1 million and $483.6 million as of  June 28, 2025 and December 28, 2024, respectively.

As of June 28, 2025, the Company had unrecognized commitments that require the future purchase of goods or services (unconditional purchase obligations) to provide it with access to products and services at competitive prices. These obligations consist of supplier agreements with long-term minimum material purchase requirements and freight forwarding arrangements with minimum quantity commitments. As of June 28, 2025, the Company had unconditional purchase obligations of $193.0 million, consisting of $61.7 million in 2025, $59.9 million in 2026 and $71.4 million in 2027.

GUARANTEES — The Company’s financial guarantees at June 28, 2025 are as follows:

(Millions of Dollars)	Term	Maximum Potential Payment	Carrying Amount of Liability
Guarantees on the residual values of leased assets	Three years to nine years	$45.4	$—
Standby letters of credit	Up to twenty years	176.9	—
Commercial customer financing arrangements	Up to ten years	99.9	15.4
Total		$322.2	$15.4
The Company has guaranteed a portion of the residual values associated with certain of its variable rate leases. The lease guarantees are for an amount up to $45.4 million while the fair value of the underlying assets is estimated at $57.8 million. The related assets would be available to satisfy the guarantee obligations. In May 2025, a distribution center that was previously under a variable rate lease contract was sold. The proceeds from the sale were used to fully satisfy the Company's guarantee.

The Company has issued $176.9 million in standby letters of credit that guarantee future payments which may be required under certain insurance programs and in relation to certain environmental remediation activities described more fully in Note O, Contingencies.

The Company provides various limited and full recourse guarantees to financial institutions that provide financing to U.S. and Canadian Mac Tool distributors and franchisees for their initial purchase of the inventory and trucks necessary to function as a distributor and franchisee. In addition, the Company provides limited and full recourse guarantees to financial institutions that extend credit to certain end retail customers of its U.S. Mac Tool distributors and franchisees. The gross amount guaranteed in these arrangements is $99.9 million and the $15.4 million carrying value of the guarantees issued is recorded in Other liabilities in the Condensed Consolidated Balance Sheets.

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

The changes in the carrying amount of product warranties for the six months ended June 28, 2025 and June 29, 2024 are as follows:

(Millions of Dollars)	2025	2024
Balance beginning of period	$140.1	$136.7
Warranties and guarantees issued	88.0	89.4
Warranty payments and currency	(70.6)	(85.1)
Balance end of period	$157.5	$141.0

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
Common Stock And Other Securities
In April 2021, the Board of Directors approved repurchases by the Company of its outstanding securities, other than its common stock, up to an aggregate amount of $3.0 billion, of which $2.25 billion remains available for future repurchases as of June 28, 2025. No repurchases have been executed pursuant to this authorization in the first half of 2025.
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
During the first six months of 2025 and since inception of the program, the Company has generated approximately $280 million and $1.8 billion, respectively, of pre-tax run-rate savings, driven by lower headcount, indirect spend reductions and the supply chain transformation. These savings are comprised of supply chain efficiency benefits, which support gross margin improvements as the benefits turn through inventory, and SG&A savings. The Company believes that it is on track to grow to approximately $2 billion of pre-tax run-rate savings by year-end 2025.
The cash investment required to achieve the estimated $1.5 billion of pre-tax run-rate supply chain cost savings is expected to be approximately $0.6 billion. Of the total estimated cash investment, approximately 30% is expected to be capital expenditures. Through 2024, the Company has made approximately $0.5 billion of total cash investments. The Company intends to continue prioritizing capital expenditures consistent with its existing approach and expects total capital expenditures, inclusive of the supply chain transformation, to approximate $0.3 billion in 2025 and 2.5% to 3.0% of net sales annually over the long term.

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

The Company’s operating results at the consolidated level as discussed below include and exclude certain gains and charges impacting gross profit, SG&A, Other, net, and Income taxes. The Company’s business segment results as discussed below include and exclude certain gains and charges impacting gross profit and SG&A. Corporate overhead as discussed below includes and excludes certain gains and charges. These amounts for the second quarter and year-to-date periods of 2025 and 2024 are as follows:

Second Quarter 2025

(Millions of Dollars)	GAAP	Non-GAAP Adjustments[2]	Non-GAAP
Gross profit	$1,066.5	$20.0	$1,086.5
Selling, general and administrative[1]	873.1	(52.6)	820.5
Earnings from continuing operations before income taxes	26.7	83.0	109.7
Income taxes on continuing operations[3]	(75.2)	21.8	(53.4)
Net earnings from continuing operations	101.9	61.2	163.1
Diluted earnings per share of common stock - Continuing operations	$0.67	$0.41	$1.08

Year-To-Date 2025

(Millions of Dollars)	GAAP	Non-GAAP Adjustments[2]	Non-GAAP
Gross profit	$2,187.3	$36.7	$2,224.0
Selling, general and administrative[1]	1,740.1	(74.6)	1,665.5
Earnings from continuing operations before income taxes	154.3	114.5	268.8
Income taxes on continuing operations[3]	(38.0)	29.3	(8.7)
Net earnings from continuing operations	192.3	85.2	277.5
Diluted earnings per share of common stock - Continuing operations	$1.27	$0.56	$1.83

Second Quarter 2024

(Millions of Dollars)	GAAP	Non-GAAP Adjustments[2]	Non-GAAP
Gross profit	$1,141.2	$33.5	$1,174.7
Selling, general and administrative[1]	828.6	(27.6)	801.0
(Loss) earnings from continuing operations before income taxes	(22.1)	239.3	217.2
Income taxes on continuing operations[3]	(2.9)	55.6	52.7
Net (loss) earnings from continuing operations	(19.2)	183.7	164.5
Diluted (loss) earnings per share of common stock - Continuing operations[4]	$(0.13)	$1.22	$1.09

Year-To-Date 2024

(Millions of Dollars)	GAAP	Non-GAAP Adjustments[2]	Non-GAAP
Gross profit	$2,249.7	$47.9	$2,297.6
Selling, general and administrative[1]	1,680.4	(47.7)	1,632.7
Earnings from continuing operations before income taxes	26.2	310.8	337.0
Income taxes on continuing operations[3]	25.9	62.4	88.3
Net earnings from continuing operations	0.3	248.4	248.7
Diluted earnings per share of common stock - Continuing operations	$—	$1.65	$1.65

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

[4] The Non-GAAP diluted earnings per share for the second quarter of 2024 is calculated using diluted weighted-average shares outstanding of 151.103 million.

Below is a summary of the pre-tax Non-GAAP adjustments for the second quarter and year-to-date periods of 2025 and 2024.

	Second Quarter		Year-to-Date
(Millions of Dollars)	2025	2024	2025	2024
Supply Chain Transformation Costs:
Footprint Rationalization[1]	$5.4	$24.0	$12.0	$32.4
Material Productivity & Operational Excellence	3.3	7.6	8.0	13.4
Voluntary retirement program[2]	11.9	—	11.9	—
Facility-related costs	—	1.6	—	2.3
Other (gains) charges	(0.6)	0.3	4.8	(0.2)
Gross profit	$20.0	$33.5	$36.7	$47.9

Supply Chain Transformation Costs:
Footprint Rationalization[1]	$5.0	$15.5	$11.1	$21.6
Complexity Reduction & Operational Excellence[3]	10.5	1.5	20.5	3.2
Acquisition & integration-related costs	—	3.9	—	6.7
Transition services costs related to previously divested businesses	3.1	4.7	8.4	10.2
Voluntary retirement program[2]	33.5	—	33.5	(0.1)
Other charges	0.5	2.0	1.1	6.1
Selling, general and administrative	$52.6	$27.6	$74.6	$47.7

Income related to providing transition services to previously divested businesses	$(3.5)	$(4.7)	$(10.3)	$(10.2)
Voluntary retirement program[2]	6.2	—	6.2	—
Environmental charges	—	153.8	(1.1)	153.8
Deal-related costs and other[4]	(11.1)	(0.7)	(11.9)	1.3
Other, net	$(8.4)	$148.4	$(17.1)	$144.9

Loss on sale of business	$—	$—	$0.3	$—
Asset impairment charge[5]	—	—	—	25.5
Restructuring charges[6]	18.8	29.8	20.0	44.8
Non-GAAP adjustments before income taxes	$83.0	$239.3	$114.5	$310.8

1	Footprint Rationalization costs in 2025 and 2024 primarily relate to accelerated depreciation of manufacturing and distribution center equipment of $3.6 million and $24.7 million, respectively, and site transformation and re-configuration costs of $19.6 million and $18.2 million, respectively. Facility exit costs related to site closures are reported in Restructuring charges.
2	In June 2025, the Company implemented a voluntary retirement program (“VRP”) to right-size the Company’s corporate and support functions to align with a more focused portfolio following recent divestitures and more streamlined operations as part of the supply chain transformation. The costs associated with the VRP relate to separation benefits provided to eligible employees who voluntarily retired from the Company.
3	Complexity Reduction & Operational Excellence costs in 2025 primarily relate to third-party consulting fees to provide expertise in identifying business model changes and quantifying related cost savings opportunities within the Company’s Engineered Fastening business, developing a detailed program and related governance, and assisting the Company with the implementation of actions necessary to achieve the identified objectives.
4	Includes an $8.1 million gain on sale of a distribution center in the second quarter of 2025 as part of the supply chain transformation.
5	The $25.5 million pre-tax asset impairment charge in 2024 related to the Infrastructure business.
6	Refer to "Restructuring Activities" below for further discussion.

Below is a summary of the Company’s operating results at the consolidated level, followed by an overview of business segment performance. Organic growth is utilized to describe the Company's results excluding the impacts of foreign currency fluctuations, acquisitions during their initial 12 months of ownership, divestitures, and transfers of product lines between segments.

Consolidated Results

Net Sales: Net sales were $3.945 billion in the second quarter of 2025 compared to $4.024 billion in the second quarter of 2024, representing a decrease of 2% as a 4% decrease in volume was partially offset by a 1% increase in price and a 1% increase from foreign currency. Tools & Outdoor net sales decreased 2% compared to the second quarter of 2024 as a 5% decrease in volume was partially offset by a 2% increase in price and a 1% increase from foreign currency. Engineered Fastening net sales decreased 2% compared to the second quarter of 2024 as a 2% decrease in volume and a 3% decrease from a product line transfer to Tools & Outdoor was partially offset by a 1% increase in price and a 2% increase from foreign currency.

Net sales were $7.690 billion in the first half of 2025 compared to $7.894 billion in the first half of 2024, representing a decrease of 3% as a 1% increase in price was more than offset by a 2% decrease in volume, a 1% decrease from the Infrastructure divestiture, and a 1% decrease from foreign currency. Tools & Outdoor net sales decreased 1% compared to the first half of 2024 as a 2% decrease in volume was partially offset by a 1% increase in price. Engineered Fastening net sales decreased 12% compared to the first half of 2024 as a 2% decrease in volume, a 9% decrease from the Infrastructure divestiture, and a 2% decrease from a product line transfer to Tools & Outdoor was partially offset by a 1% increase in price.
Cost of Sales and Gross Profit: The Company reported cost of sales of $2.879 billion in the second quarter of 2025 compared to $2.883 billion in the second quarter of 2024. The year-over-year change in cost of sales was primarily driven by lower volume and the supply chain transformation efficiencies partially offset by the impact from tariffs. Gross profit, defined as sales less cost of sales, was $1.067 billion, or 27.0% of net sales, in the second quarter of 2025 compared to $1.141 billion, or 28.4% of net sales, in the second quarter of 2024. Non-GAAP adjustments, which increased cost of sales and reduced gross profit, were $20.0 million for the three months ended June 28, 2025 and $33.5 million for the three months ended June 29, 2024. Excluding these adjustments, gross profit was 27.5% of net sales, for the three months ended June 28, 2025, compared to 29.2% of net sales, for the three months ended June 29, 2024. The year-over-year change in gross profit as a percent of sales and adjusted gross profit as a percent of sales was primarily due to a 3 point gross impact from tariffs and lower volume partially offset by the supply chain efficiencies and the initial benefits from price actions taken during the second quarter of 2025.
The Company reported cost of sales of $5.503 billion in the first half of 2025 compared to $5.644 billion in the first half of 2024. The year-over-year change in cost of sales was primarily driven by the same factors discussed above that impacted the second quarter of 2025. Gross profit, defined as sales less cost of sales, was $2.187 billion, or 28.4% of net sales, in the first half of 2025 compared to $2.250 billion, or 28.5% of net sales, in the first half of 2024. Non-GAAP adjustments, which increased cost of sales and reduced gross profit, were $36.7 million for the six months ended June 28, 2025 and $47.9 million for the six months ended June 29, 2024. Excluding these adjustments, gross profit was 28.9% of net sales, for the six months ended June 28, 2025, compared to 29.1% of net sales, for the six months ended June 29, 2024. The year-over-year change in gross profit as a percent of sales and adjusted gross profit as a percent of sales was primarily due to the impact from tariffs and lower volume partially offset by the supply chain efficiencies and the initial benefits from price actions taken during the second quarter of 2025.
SG&A Expenses: SG&A, inclusive of the provision for credit losses, was $873.1 million, or 22.1% of net sales, in the second quarter of 2025, compared to $828.6 million, or 20.6% of net sales, in the second quarter of 2024. Within SG&A, Non-GAAP adjustments totaled $52.6 million for the three months ended June 28, 2025 and $27.6 million for the three months ended June 29, 2024. Excluding these adjustments, SG&A was 20.8% of net sales for the three months ended June 28, 2025, compared to 19.9% for the three months ended June 29, 2024. The year-over-year change in SG&A as a percent of sales and adjusted SG&A as a percent of sales was driven by growth investments, which were partially offset by cost control.
SG&A, inclusive of the provision for credit losses, was $1.740 billion, or 22.6% of net sales, in the first half of 2025, compared to $1.680 billion, or 21.3% of net sales, in the first half of 2024. Within SG&A, Non-GAAP adjustments totaled $74.6 million for the six months ended June 28, 2025 and $47.7 million for the six months ended June 29, 2024. Excluding these adjustments, SG&A was 21.7% of net sales for the six months ended June 28, 2025, compared to 20.7% for the six months ended June 29, 2024. The year-over-year change in SG&A as a percent of sales and adjusted SG&A as a percent of sales was driven by the same factors discussed above that impacted the second quarter of 2025.
Distribution center costs (i.e. warehousing and fulfillment facility and associated labor costs) are classified within SG&A. This classification may differ from other companies who may report such expenses within cost of sales. Due to diversity in practice, to the extent the classification of these distribution costs differs from other companies, the Company’s gross margins may not be comparable. Such distribution costs classified in SG&A amounted to $131.1 million and $260.1 million for the three and six months ended June 28, 2025, respectively, and $131.8 million and $262.3 million for the three and six months ended June 29, 2024, respectively.

Other, net: Other, net totaled $67.7 million in the second quarter of 2025 compared to $226.5 million in the second quarter of 2024, which included a $142.3 million environmental remediation reserve adjustment related to the Centredale site. The remaining year-over-year decrease is primarily driven by lower intangible asset amortization. Excluding Non-GAAP adjustments, Other, net totaled $76.1 million and $78.1 million in the second quarter of 2025 and 2024, respectively.

Other, net totaled $115.2 million and $306.5 million in the first six months of 2025 and 2024, respectively. The year-over-year decrease was primarily driven by the same factors discussed above that impacted the second quarter of 2025 and 2024. Excluding Non-GAAP adjustments, Other, net totaled $132.3 million and $161.6 million for the first six months of 2025 and 2024, respectively, primarily driven by the net appreciation of certain investments in the first half of 2025 compared to write-downs on certain investments in the first half of 2024, as well as lower environmental remediation costs and lower intangible asset amortization.

Loss on Sale of Business: During the first half of 2025, the Company reported a pre-tax loss of $0.3 million related to the divestiture of small business in the Engineered Fastening segment.

Asset Impairment Charge: During the first half of 2024, the Company recorded a pre-tax impairment charge of $25.5 million related to the Infrastructure business. Refer to Note Q, Divestitures, for additional information on the divestiture of the Infrastructure business completed in the second quarter of 2024.

Interest, net: Net interest expense was $80.2 million in the second quarter of 2025 compared to $78.4 million in the second quarter of 2024. On a year-to-date basis, net interest expense was $157.4 million in 2025 and $166.3 million in 2024, primarily driven by higher interest income.

Income Taxes: For the three and six months ended June 28, 2025, the Company recognized an income tax benefit of $75.2 million and $38.0 million, respectively, resulting in effective tax rates of (281.6)% and (24.6)%, respectively. Excluding the tax effect on Non-GAAP adjustments, for the three and six months ended June 28, 2025, the Company recognized an income tax benefit of $53.4 million and $8.7 million, respectively, resulting in effective tax rates of (48.7)% and (3.2)%, respectively. These effective tax rates for the three and six months ended June 28, 2025 differ from the U.S. statutory tax rate of 21% primarily due to the remeasurement of uncertain tax positions, partially offset by non-deductible expenses.

For the three and six months ended June 29, 2024, the Company recognized an income tax benefit of $2.9 million and income tax expense of $25.9 million, respectively, resulting in effective tax rates of 13.1% and 98.9%, respectively. Excluding the tax effect on Non-GAAP adjustments, for the three and six months ended June 29, 2024, the Company recognized income tax expense of $52.7 million and $88.3 million, respectively, resulting in effective tax rates of 24.3% and 26.2%, respectively. These effective tax rates for the three and six months ended June 29, 2024 differ from the U.S. statutory tax rate of 21% primarily due to non-deductible expenses, losses for which a tax benefit is not recognized, and U.S. tax on foreign earnings, partially offset by the remeasurement of uncertain tax positions, tax credits, and state income taxes.

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

On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act (“OBBBA”), which includes a broad range of tax reform provisions affecting businesses, including extending and modifying certain Tax Cuts & Jobs Act provisions and accelerating the phase-out of certain Inflation Reduction Act incentives. The OBBBA includes provisions modifying net interest deduction limitations, expensing of U.S.-based research and development expenses, and tax depreciation methods, as well as international tax provisions modifying global intangible low-taxed income (GILTI), foreign-derived intangible income (FDII), base erosion and anti-abuse tax (BEAT), and foreign tax credits. The Company evaluated the impacts of the OBBBA and does not expect it to have a material impact on the Company’s current year consolidated financial statements. The Company will continue to assess the potential impact of the OBBBA and monitor developments in legislation, regulation, and interpretive guidance in this area.

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
The Company’s operations are classified into two reportable business segments: Tools & Outdoor and Engineered Fastening.
Tools & Outdoor:

	Second Quarter		Year-to-Date
(Millions of Dollars)	2025	2024	2025	2024
Net sales	$3,461.4	$3,528.7	$6,742.3	$6,813.3
Segment profit	$238.1	$316.1	$527.3	$571.8
% of Net sales	6.9%	9.0%	7.8%	8.4%

Tools & Outdoor net sales decreased $67.3 million, or 2%, in the second quarter of 2025 compared to the second quarter of 2024 as a 5% decrease in volume was partially offset by a 2% increase in price and a 1% increase from foreign currency. Organic revenue decreased 3%, largely due to a slow outdoor buying season and tariff-related shipment disruptions that were partially offset by price and continued DEWALT® professional growth. Total revenue decreased 4% in North America, increased 5% in Europe, and decreased 2% in the rest of the world. Excluding the impact from foreign currency, organic revenue decreased 4% and 1% in North America and Europe, respectively, and increased 1% in the rest of the world.
Tools & Outdoor net sales decreased $71.0 million, or 1%, in the first half of 2025 compared to the first half of 2024 as a 2% decrease in volume was partially offset by a 1% increase in price. Total revenue decreased 1% in North America, increased 1% in Europe, and decreased 5% in the rest of the world. Excluding the impact from foreign currency, organic revenue decreased 1% in North America, Europe, and in the rest of the world.
Segment profit for the second quarter of 2025 was $238.1 million, or 6.9% of net sales, compared to $316.1 million, or 9.0% of net sales, in the second quarter of 2024. Excluding Non-GAAP adjustments, which primarily related to a voluntary retirement program in 2025 and footprint actions associated with the supply chain transformation in both periods, of $38.4 million and $52.6 million for the three months ended June 28, 2025 and June 29, 2024, respectively, segment profit was 8.0% of net sales in the second quarter of 2025 and 10.4% of net sales in the second quarter of 2024. The year-over-year change in segment profit as a percent of sales and adjusted segment profit as a percent of sales were primarily due to the impact from tariffs, lower volume, and investments in growth initiatives, partially offset by the supply chain transformation efficiencies, price and cost control.
Segment profit for the first half of 2025 was $527.3 million, or 7.8% of net sales, compared to $571.8 million, or 8.4% of net sales, in the first half of 2024. Excluding Non-GAAP adjustments, which related to the same factors discussed above that impacted the second quarter of 2025 and 2024, of $63.4 million and $75.5 million for the six months ended June 28, 2025 and June 29, 2024, respectively, segment profit was 8.8% of net sales in the first half of 2025 and 9.5% of net sales in the first half of 2024. The year-over-year change in segment profit as a percent of sales and adjusted segment profit as a percent of sales were driven by the same factors discussed above that impacted the second quarter of 2025.

Engineered Fastening:

	Second Quarter		Year-to-Date
(Millions of Dollars)	2025	2024	2025	2024
Net sales	$483.8	$495.7	$947.5	$1,080.6
Segment profit	$35.0	$66.8	$74.0	$132.0
% of Net sales	7.2%	13.5%	7.8%	12.2%

Engineered Fastening net sales decreased $11.9 million, or 2%, in the second quarter of 2025 compared to the second quarter of 2024, as a 2% decrease in volume and a 3% decrease from a product line transfer to the Tools & Outdoor segment was partially offset by a 1% increase in price and 2% increase from foreign currency. Engineered Fastening organic revenues decreased 1%, as strength in aerospace was more than offset by declines in industrial and automotive.
Engineered Fastening net sales decreased $133.1 million, or 12%, in the first half of 2025 compared to the first half of 2024, as a 2% decrease in volume, a 9% decrease from the Infrastructure divestiture, and a 2% decrease from a product line transfer to Tools & Outdoor was partially offset by a 1% increase in price. Engineered Fastening organic revenues decreased 1%, which was driven by the same factors discussed above that impacted the second quarter of 2025.
Engineered Fastening segment profit for the second quarter of 2025 totaled $35.0 million, or 7.2% of net sales, compared to $66.8 million, or 13.5% of net sales, in the corresponding 2024 period. Excluding Non-GAAP adjustments, which primarily related to a voluntary retirement program in 2025 and costs associated with the supply chain transformation in both periods, of $17.3 million and $0.3 million for the three months ended June 28, 2025 and June 29, 2024, respectively, segment profit amounted to 10.8% of net sales in the second quarter of 2025 compared to 13.5% of net sales in the second quarter of 2024. The year-over-year change in segment profit as a percent of sales and adjusted segment profit as a percent of sales were primarily due to lower volume in the higher-margin automotive business.
Engineered Fastening segment profit for the first half of 2025 totaled $74.0 million, or 7.8% of net sales, compared to $132.0 million, or 12.2% of net sales, in the corresponding 2024 period. Excluding Non-GAAP adjustments, which related to the same factors discussed above that impacted the second quarter of 2025 and 2024, of $25.0 million and $6.0 million for the six months ended June 28, 2025 and June 29, 2024, respectively, segment profit amounted to 10.4% of net sales in the first half of 2025 compared to 12.8% of net sales in the first half of 2024. The year-over-year change in segment profit as a percent of sales and adjusted segment profit as a percent of sales were driven by the same factors discussed above that impacted the second quarter of 2025.

Corporate overhead:
The corporate overhead element of SG&A, which is not allocated to the business segments for purposes of determining segment profit, consists of the costs associated with the executive management team and expenses related to centralized functions that benefit the entire Company but are not directly attributable to the business segments, such as legal and corporate finance functions, as well as expenses for the world headquarters facility. Corporate overhead amounted to $79.7 million and $70.3 million in the second quarter of 2025 and 2024, respectively. Excluding Non-GAAP adjustments, which primarily consisted of a voluntary retirement program in 2025 and transition services costs related to previously divested businesses in both periods, of $16.9 million for the three months ended June 28, 2025 and $8.2 million for the three months ended June 29, 2024, the corporate overhead element of SG&A was $62.8 million and $62.1 million for the three months ended June 28, 2025 and June 29, 2024, respectively.
On a year-to-date basis, corporate overhead amounted to $154.1 million and $134.5 million in the first half of 2025 and 2024, respectively. Excluding Non-GAAP adjustments, which related to the same factors discussed above that impacted the second quarter of 2025 and 2024, of $22.9 million for the six months ended June 28, 2025 and $14.1 million for the six months ended June 29, 2024, the corporate overhead element of SG&A was $131.2 million and $120.4 million for the six months ended June 28, 2025 and June 29, 2024, respectively.

RESTRUCTURING ACTIVITIES
A summary of the restructuring reserve activity from December 28, 2024 to June 28, 2025 is as follows:

(Millions of Dollars)	December 28, 2024	Net Additions	Usage	Currency	June 28, 2025
Severance and related costs	$25.3	$20.5	$(13.2)	$(1.2)	$31.4
Facility closures and other	20.1	(0.5)	(11.1)	—	8.5
Total	$45.4	$20.0	$(24.3)	$(1.2)	$39.9
For the three and six months ended June 28, 2025, the Company recognized net restructuring charges of $18.8 million and $20.0 million, primarily driven by severance costs related to reorganizations of the Company’s corporate and support functions as well as severance and facility costs related to footprint actions associated with the supply chain transformation. The Company expects to achieve annual net cost savings of approximately $40 million by the end of 2026 related to the restructuring costs incurred during the six months ended June 28, 2025. The majority of the $39.9 million of reserves remaining as of June 28, 2025 is expected to be utilized within the next 12 months.
Segments:
The $20.0 million of net restructuring charges for the six months ended June 28, 2025 includes: $9.3 million in the Tools & Outdoor segment; $1.6 million in the Engineered Fastening segment; and $9.1 million in Corporate.
The $18.8 million of net restructuring charges for the three months ended June 28, 2025 includes: $10.9 million in the Tools & Outdoor segment; $1.3 million in the Engineered Fastening segment; and $6.6 million in Corporate.
The anticipated annual net cost savings of approximately $40 million related to the 2025 restructuring actions include: $13 million in the Tools & Outdoor segment; $2 million in the Engineered Fastening segment; and $25 million in Corporate.

TARIFF POLICY IMPLICATIONS
In response to the United States’ recent policy actions and to safeguard gross margins, the Company is continuing to execute its plan with the objective to position the business for success with a focus on achieving its long-term financial objectives.
The Company's guiding principles:
•Serve its end users and customers during a dynamic period;
•Minimize cost increases through supply chain moves with a focus on leveraging the Company’s North American footprint and reducing China production for the United States by 2026 or early 2027;
•Implement price increases with a long-term perspective and to protect cash flow; and
•Continue to proactively engage with the U.S. administration.
Refer to "2025 Planning Assumptions" below for more information.
2025 PLANNING ASSUMPTIONS
This discussion of certain planning assumptions is intended to provide broad insight into the Company's near-term earnings and cash flow generation prospects. The Company's planning assumptions for 2025 are for diluted earnings per share on a GAAP basis to be $3.45 (+/- $0.10) and diluted earnings per share excluding Non-GAAP adjustments to be approximately $4.65. The Company is targeting annual free cash flow to approximate $600 million. The gross annualized tariff impact is currently estimated to be approximately $800 million, which carries an assumption for country tariffs that includes July policy changes. Net of price adjustments and supply shifts the negative 2025 diluted earnings per share impact is expected to be approximately $0.65 reflecting the timing and costs required to implement mitigation countermeasures.

The difference between the planning assumptions for 2025 diluted earnings per share on a GAAP basis and diluted earnings per share excluding Non-GAAP adjustments is approximately $1.10 to $1.30, consisting primarily of charges related to the supply chain transformation under the Global Cost Reduction Program and cost actions.

FINANCIAL CONDITION

Liquidity, Sources and Uses of Capital: The Company’s primary sources of liquidity are cash flows generated from operations and available lines of credit under various credit facilities.

Operating Activities: Cash flows provided by operations were $214.3 million in the second quarter of 2025 compared to $573.0 million in the corresponding period of 2024, as higher earnings were more than offset by changes in working capital. Year-to-date cash flows used in operations were $205.7 million in 2025 compared to cash flows provided by operations of $142.0 million in 2024, primarily driven by the same factors discussed above that impacted the second quarter of 2025.

Free Cash Flow: Free cash flow, as defined in the table below, was an inflow of $134.7 million in the second quarter of 2025 compared to an inflow of $485.8 million in the corresponding period 2024. On a year-to-date basis, free cash flow was an outflow of $350.3 million and $10.9 million in 2025 and 2024, respectively. The year-over-year change in free cash flow was due to the same factors discussed above in operating activities. Management considers free cash flow an important indicator of its liquidity and capital efficiency, as well as its ability to fund future growth and provide dividends to shareowners, and is useful information for investors. Free cash flow does not include deductions for mandatory debt service, other borrowing activity, discretionary dividends on the Company’s common stock and business acquisitions, among other items.

	Second Quarter		Year-to-Date
(Millions of Dollars)	2025	2024	2025	2024
Net cash provided by (used in) operating activities	$214.3	$573.0	$(205.7)	$142.0
Less: capital and software expenditures	(79.6)	(87.2)	(144.6)	(152.9)
Free cash flow	$134.7	$485.8	$(350.3)	$(10.9)
Investing Activities: Cash flows used in investing activities totaled $67.2 million in the second quarter of 2025, primarily due to capital and software expenditures of $79.6 million. Cash flows provided by investing activities totaled $649.4 million in the second quarter of 2024, primarily due to net proceeds from sales of businesses of $735.6 million, partially offset by capital and software expenditures of $87.2 million.
Cash flows used in investing activities totaled $124.9 million in the first half of 2025, primarily due to capital and software expenditures of $144.6 million. Cash flows provided by investing activities totaled $586.2 million in the first half of 2024, primarily due to net proceeds from sales of businesses of $735.6 million, partially offset by capital and software expenditures of $152.9 million.
Financing Activities: Cash flows used in financing activities totaled $223.0 million in the second quarter of 2025, primarily driven by cash dividend payments on common stock of $124.0 million and net short-term commercial paper repayments of $98.2 million. Cash flows used in financing activities totaled $1.368 billion in the second quarter of 2024, primarily driven by net short-term commercial paper repayments of $1.246 billion and cash dividend payments on common stock of $121.8 million.
Cash flows provided by financing activities totaled $279.0 million in the first half of 2025, primarily driven by net short-term commercial paper borrowings of $1.038 billion, partially offset by payments on long-term debt of $500.3 million and cash dividend payments on common stock of $248.5 million. Cash flows used in financing activities totaled $819.5 million in the first half of 2024, primarily driven by net short-term commercial paper repayments of $570.8 million and cash dividend payments on common stock of $243.6 million.

Credit Ratings & Liquidity:

The Company maintains investment grade credit ratings from the major U.S. rating agencies on its senior unsecured debt (S&P A-, Fitch BBB+, Moody's Baa3), as well as its commercial paper program (S&P A-2, Fitch F2, Moody's P-3). There were no changes to any of the Company's credit ratings during the first half of 2025. Failure to maintain investment grade rating levels could adversely affect the Company’s cost of funds, liquidity and access to capital markets, but would not have an adverse effect on the Company’s ability to access its existing committed credit facilities.

Cash and cash equivalents totaled $312 million and $291 million as of June 28, 2025 and December 28, 2024, respectively, which was primarily held in foreign jurisdictions.

As a result of the Tax Cuts and Jobs Act (the "Act"), the Company's tax liability related to the one-time transition tax associated with unremitted foreign earnings and profits totaled $2 million at June 28, 2025. The Act permits a U.S. company to elect to pay the net tax liability interest-free over a period of up to eight years.

The Company has a $3.5 billion commercial paper program which includes Euro denominated borrowings in addition to U.S. Dollars. As of June 28, 2025, the Company had commercial paper borrowings outstanding of $1.1 billion, of which $555.1 million in Euro denominated commercial paper was designated as a net investment hedge. As of December 28, 2024, the Company had no commercial paper borrowings outstanding. Refer to Note H, Financial Instruments, for further discussion.

In June 2024, the Company amended and restated its existing five-year $2.5 billion committed credit facility with the concurrent execution of a new five year $2.25 billion committed credit facility (the “5-Year Credit Agreement”). Borrowings under the 5-Year Credit Agreement may be made in U.S. Dollars, Euros or Pounds Sterling. A sub-limit of an amount equal to the Euro equivalent of $800.0 million is designated for swing line advances. Borrowings bear interest at a floating rate plus an applicable margin dependent upon the denomination of the borrowing and specific terms of the 5-Year Credit Agreement. The Company must repay all advances under the 5-Year Credit Agreement by the earlier of June 28, 2029 or upon termination. The 5-Year Credit Agreement is designated to be a liquidity back-stop for the Company's $3.5 billion U.S. Dollar and Euro commercial paper program. In June 2025, the 5-Year Credit Agreement was amended to include the covenants listed below. As of June 28, 2025 and December 28, 2024, the Company had not drawn on its five-year committed credit facility.

In June 2025, the Company terminated its 364-Day $1.25 billion committed credit facility ("the 2024 Syndicated 364-Day Credit Agreement") dated June 2024. There were no outstanding borrowings under the 2024 Syndicated 364-Day Credit Agreement upon termination and as of December 28, 2024. Contemporaneously, the Company entered into a new $1.25 billion syndicated 364-Day Credit Agreement (the "2025 Syndicated 364-Day Credit Agreement") which is a revolving credit loan. The borrowings under the 2025 Syndicated 364-Day Credit Agreement may be made in U.S. Dollars or Euros and bear interest at a floating rate plus an applicable margin dependent upon the denomination of the borrowing and pursuant to the terms of the 2025 Syndicated 364-Day Credit Agreement. The Company must repay all advances under the 2025 Syndicated 364-Day Credit Agreement by the earlier of June 22, 2026 or upon termination. The Company may, however, convert all advances outstanding upon termination into a term loan that shall be repaid in full no later than the first anniversary of the termination date provided that the Company, among other things, pays a fee to the administrative agent for the account of each lender. The 2025 Syndicated 364-Day Credit Agreement serves as part of the liquidity back-stop for the Company’s $3.5 billion U.S. Dollar and Euro commercial paper program. As of June 28, 2025, the Company had not drawn on its 2025 Syndicated 364-Day Credit Agreement.

The 5-Year Credit Agreement and the 2025 Syndicated 364-Day Credit Agreement, as described above, contain customary affirmative and negative covenants, including but not limited to, maintenance of an interest coverage ratio. The interest coverage ratio tested for covenant compliance compares adjusted Earnings Before Interest, Taxes, Depreciation and Amortization to adjusted net Interest Expense ("Adjusted EBITDA"/"Adjusted Net Interest Expense"). The Company must maintain, for each period of four consecutive fiscal quarters of the Company, an interest coverage ratio of not less than 3.50 to 1.00, provided that the Company is only required to maintain an interest coverage ratio of not less than 2.50 to 1.00 for any four fiscal quarter period ending on or before the end of the Company’s second fiscal quarter of 2026. For purposes of calculating the Company’s compliance with the interest coverage ratio, the Company is permitted to increase EBITDA by an amount equal to the Applicable Adjustment Addbacks (as defined in the 2025 Syndicated 364-Day Credit Agreement), provided that the sum of the Applicable Adjustment Addbacks incurred in any four consecutive fiscal quarter periods ending on or before the end of the Company’s second fiscal quarter of 2026 shall not exceed $250,000,000 in the aggregate.

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

OTHER MATTERS
There have been no changes in the Company’s critical accounting estimates during the second quarter of 2025. Refer to the “Other Matters” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 28, 2024 for a discussion of the Company’s critical accounting estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no significant change in the Company’s exposure to market risk during the second quarter of 2025. Refer to the Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 28, 2024 and subsequent related filings with the Securities and Exchange Commission for further discussion.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of management, including the Company’s President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, the Company has, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined under Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Company’s President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer have concluded that, as of June 28, 2025, the Company’s disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting that occurred during the second quarter of 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any goals, projections, guidance or planning assumptions regarding earnings, EPS, income, revenue, margins, or margin expansion, costs and cost savings/reductions, sales, sales growth, organic growth, profitability, cash flow, debt reduction or other financial items; any statements of the plans, strategies, investments and objectives of management for future operations, including expectations around the Company's ongoing transformation; future market share gain, shareholder returns, any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements concerning future dividends or share repurchases; any statements of beliefs, plans, intentions or expectations; any statements and assumptions regarding possible tariff and tariff impact projections and related mitigation plans (including price actions, supply chain adjustments and timing expectations related to such plans); and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include, among others, the words “may,” “will,” “estimate,” “intend,” “could,” “project,” “plan,” “continue,” “believe,” “expect,” “anticipate,” “run-rate,” “annualized,” “forecast,” “commit,” “goal,” “target,” “design,” “on-track,” “position or positioning,” “guidance,” “aim,” “looking forward,” “multi-year” or any other similar words.
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
Important factors that could cause the Company's actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in its forward-looking statements include, among others, the following: (i) successfully developing, marketing and achieving sales from new products and services and the continued acceptance of current products and services; (ii) macroeconomic factors, including global and regional business conditions, commodity availability and prices, inflation and deflation, interest rate volatility, currency exchange rates, and uncertainties in the global financial markets; (iii) laws, regulations and governmental policies affecting the Company's activities in the countries where it does business or sources supply inputs, including those related to taxation, data privacy, anti-bribery, anti-corruption, government contracts, and trade controls, including but not limited to, tariffs, import and export controls, raw material and rare earth related controls and other monetary and non-monetary trade regulations or barriers; (iv) the Company’s ability to predict the timing and extent of any trade related regulations, clearances, restrictions, including but not limited to, trade barriers, tariffs, raw material and rare earth related controls, as well as its ability to successfully assess the impact to its business of, and mitigate or respond to, such macroeconomic or trade, tariff and raw material and rare earth import/export control changes or policies (including, but not limited to, the Company’s ability to obtain price increases from its customers and complete effective supply chain adjustments within anticipated time frames and ability to obtain rare earth related supply clearances); (v) the economic, political, cultural and legal environment in Europe and the emerging markets in which the Company generates sales, particularly Latin America and China; (vi) realizing the anticipated benefits of mergers, acquisitions, joint ventures, strategic alliances or divestitures and the costs associated with such transactions; (vii) pricing pressure and other changes within competitive markets; (viii) availability and price of raw materials, rare earth materials, component parts, freight, energy, labor and sourced finished goods; (ix) the impact that the tightened credit markets may have on the Company or its customers or suppliers; (x) the extent to which the Company has to write off accounts receivable, inventory or other assets or experiences supply chain disruptions in connection with bankruptcy filings by customers or suppliers; (xi) the Company's ability to identify and effectively execute productivity improvements and cost reductions; (xii) potential business, supply chain and distribution disruptions, including those related to physical security threats, information technology or cyber-attacks, epidemics, natural disasters or pandemics, sanctions, political unrest, war or terrorism, including the conflicts between Russia and Ukraine, and Israel and Hamas and tensions or conflicts in South Korea, China, Taiwan and the Middle East; (xiii) the continued consolidation of customers, particularly in consumer channels, and the Company’s continued reliance on significant customers; (xiv) managing franchisee relationships; (xv) the impact of poor weather conditions and climate change and risks related to the transition to a lower-carbon economy, such as the Company's ability to successfully adopt new technology, meet market-driven demands for carbon neutral and renewable energy technology, or to comply with changes in environmental regulations or requirements, which may be more stringent and complex, impacting its manufacturing facilities and business operations as well as remediation plans and costs relating to any of its current or former locations or other sites; (xvi) maintaining or improving production rates in the Company's manufacturing facilities (including leveraging its North American footprint in connection with tariff mitigation), responding to significant changes in customer preferences or expectations, product demand and fulfilling demand for new and existing products, and learning, adapting and integrating new technologies into products, services and processes; (xvii) changes in the competitive landscape in the Company's markets; (xviii) the Company's non-U.S. operations, including sales to non-U.S. customers; (xix) the Company’s ability to predict the extent or timing of, and impact from demand changes within domestic or world-wide markets associated with construction, homebuilding and remodeling, aerospace, outdoor, engineered fastening, automotive and other markets which the Company serves; (xx) potential adverse developments in new or pending litigation and/or government investigations; (xxi) the incurrence of debt and changes in the Company's ability to obtain debt on commercially reasonable terms and at competitive rates; (xxii) substantial pension and other postretirement benefit obligations; (xxiii) potential regulatory liabilities, including environmental, privacy, data breach, workers compensation and product liabilities; (xxiv) attracting, developing and retaining senior management and other key employees, managing a workforce in many jurisdictions, labor shortages, work stoppages or other labor disruptions; (xxv) the Company's ability to keep abreast with the pace of technological change; (xxvi) changes in accounting estimates; (xxvii) the Company’s ability to protect its intellectual property rights and to maintain its public reputation and the strength of its brands; (xxviii) critical or negative publicity, including on social media, whether or not accurate, concerning the Company’s brands, products, culture, key employees or suppliers, or initiatives, and the Company's handling of divergent stakeholder expectations regarding the same, and (xxix) the Company’s ability to implement, and achieve the expected benefits (including cost savings and reduction in working capital) from its Global Cost Reduction Program including: continuing to advance innovation, electrification and global market penetration and customer diversification to achieve mid-single digit organic revenue growth; streamlining and simplifying the organization, and investing in initiatives that more directly impact the Company's customers and end users; returning adjusted gross margins to historical 35%+ levels by accelerating the supply chain transformation to leverage material productivity, drive operational excellence, rationalize manufacturing and distribution networks, including consolidating facilities and optimizing the distribution network, and reduce complexity of the product portfolio; improving fill rates and matching inventory with customer demand; prioritizing cash flow generation and inventory optimization; delivering operational excellence through efficiency, simplified organizational design; and reducing complexity through platforming products and implementing initiatives to drive a SKU reduction.
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
ITEM 1A. RISK FACTORS
The risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 28, 2024 filed with the Securities and Exchange Commission on February 18, 2025 (the "Form 10-K") should be considered together with information included in this Form 10-Q for the quarter ended June 28, 2025, and should not be considered the only risks to which the Company is exposed. Except as set forth below, there have been no material changes to the risk factors as disclosed in the Company’s Form 10-K.
Business and Operational Risks
The Company’s business is subject to risks associated with sourcing, manufacturing and maintaining appropriate inventory levels.
The Company imports large quantities of finished goods, component parts and raw materials. Lead times for these items vary significantly and may be further impacted by global shortages of critical components. Global trade and supply chain constraints in the wake of geopolitical tensions and conflicts have adversely impacted, and could adversely impact again, the availability, pricing and lead times for products, component parts and raw materials and thus negatively impact the Company’s results of operations. Specifically, the Company sources materials from South Korea, China and Taiwan, and any future tensions or conflicts in such regions could cause material disruptions in the Company's supply chain which could, in turn, cause product shortages, delays in delivery and/or increases in the Company's cost incurred to produce and deliver products to its customers. Other potential consequences arising from the further escalation of conflicts and global geopolitical tensions cannot be predicted. Generally, raw materials and components are available from several different suppliers, however, for certain products, such as components requiring rare earth minerals sourced from China, the Company may rely on one or very few suppliers or suppliers concentrated in certain regions. For example, in April 2025, China restricted export of certain rare earth minerals and may in the future continue to restrict, expand restrictions, or stop exporting these or other materials. Any such restrictions or delays on the export of rare earth minerals from China may cause increased costs and/or production disruptions which could materially and adversely impact the Company’s results of operations, cash flow and financial condition.
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
Existing tariffs remain in effect and there is a possibility of further escalation of trade tensions, tariffs or additional trade restrictions. For example, in April 2025, China imposed export restrictions on certain rare earth minerals that are used in certain components of the Company’s products. If China were to further restrict exporting, or implement burdensome and lengthy licensing processes for the export of, these materials or components, or pressure other countries to do so, the Company’s and its suppliers' ability to obtain such materials or components may be disrupted and the Company may not be able to obtain sufficient quantities, or obtain supply in a timely manner, or at a commercially reasonable cost.
Certain of the Company’s competitors may be better positioned than the Company to withstand or react to these kinds of changes and other restrictions on global trade and as a result the Company could lose market share to such competitors. While the Company may be able to expand or shift sourcing options, such efforts are time-consuming and would be difficult or impracticable for many products and may result in an increase in its manufacturing costs, or otherwise materially and adversely impact the Company’s results of operations, cash flow and financial condition.
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
The Company cannot predict if, and to what extent, other countries in which its products are currently manufactured or will be manufactured in the future, or countries into which its products are imported, will be subject to, or implement, additional or increased tariffs, new trade restrictions or other changes to existing international trade agreements, the impact of which the Company may not be able to accurately assess or effectively mitigate and any of which could have a material adverse impact on its business. In addition, efforts to withdraw from, or substantially modify, such agreements or arrangements, in addition to the implementation of more restrictive trade policies, such as more detailed inspections, import or export licensing requirements (e.g. China’s limitations on exports of rare earth minerals) and exchange controls or new barriers to entry, could limit the Company’s ability to capitalize on current and future growth opportunities in international markets, impair its ability to expand the business by offering new products, and could adversely impact its production costs, customer demand and relationships with customers and suppliers. Any of these consequences could have a material adverse effect on the Company’s results of operations, financial condition and cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
The following table provides information about the Company’s purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the three months ended June 28, 2025:

2025	Total Number Of Common Shares Purchased	Average Price Paid Per Common Share	Total Number Of Common Shares Purchased As Part Of A Publicly Announced Plan Or Program	(In Millions) Maximum Number Of Common Shares That May Yet Be Purchased Under The Program (a)
March 30 - May 3	—	$—	—	20
May 4 - May 31	—	—	—	20
June 1 - June 28	—	—	—	20
Total	—	$—	—	20
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

ITEM 5. OTHER INFORMATION

During the three months ended June 28, 2025, no director or Section 16 officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

(10.1)
364-Day Credit Agreement made as of June 23, 2025, among Stanley Black & Decker, Inc., the Initial Lenders named therein and Citibank N.A. as administrative Agent for the Lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 26, 2025).

(10.2)
Amendment No.1 to that certain Five-Year Credit Agreement, dated as of June 28, 2024, by and among Stanley Black & Decker, Inc., the Initial Lenders named therein and Citibank, N.A., as administrative agent for the lenders. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 26, 2025).

(10.3)
Letter Agreement, dated June 29, 2025, by and between Stanley Black & Decker, Inc. and Christopher J. Nelson (incorporated by reference to Exhibit 10.1 on the Company’s Current report on Form 8-K filed on June 30, 2025).*

(10.4)
Letter Agreement, dated June 29, 2025, by and between Stanley Black & Decker, Inc. and Donald Allan, Jr. (incorporated by reference to Exhibit 10.2 on the Company’s Current Report on Form 8-K filed on June 30, 2025).*

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

(101)
The following materials from Stanley Black & Decker Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 28, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 28, 2025 and June 29, 2024; (ii) Condensed Consolidated Balance Sheets at June 28, 2025 and December 28, 2024; (iii) Condensed Consolidated Statements of Cash Flows for the three and six months ended June 28, 2025 and June 29, 2024; (iv) Consolidated Statements of Changes in Shareowners' Equity for the three and six months ended June 28, 2025 and June 29, 2024; and (v) Notes to Unaudited Condensed Consolidated Financial Statements**.

(104)	The cover page of Stanley Black & Decker Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 28, 2025, formatted in iXBRL (included within Exhibit 101 attachments).

*	Management contract or compensation plan or arrangement
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANLEY BLACK & DECKER, INC.

Date:	July 29, 2025	By:	/s/ PATRICK HALLINAN
Patrick Hallinan
Executive Vice President & Chief Financial Officer