Form 10-Q
period 2025-09-27
STANLEY BLACK & DECKER, INC.
filed 2025-11-04
CIK 93556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
154,884,964 shares of the registrant’s common stock were outstanding as of October 28, 2025.

PART I — FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
THREE AND NINE MONTHS ENDED SEPTEMBER 27, 2025 AND SEPTEMBER 28, 2024
(Unaudited, Millions of Dollars, Except Per Share Amounts)

	Third Quarter		Year-to-Date
	2025	2024	2025	2024
Net Sales	$3,756.0	$3,751.3	$11,445.8	$11,645.2
Costs and Expenses
Cost of sales	$2,576.9	$2,630.7	$8,079.4	$8,274.9
Selling, general and administrative	789.7	790.0	2,512.6	2,467.8
Provision for credit losses	1.3	7.1	18.5	9.7
Other, net	72.2	86.4	187.4	392.9
Loss on sale of business	—	—	0.3	—
Asset impairment charges	169.1	46.9	169.1	72.4
Restructuring charges	32.1	22.1	52.1	66.9
Interest income	(50.0)	(52.8)	(148.1)	(139.3)
Interest expense	129.1	131.4	384.6	384.2
	$3,720.4	$3,661.8	$11,255.9	$11,529.5
Earnings from continuing operations before income taxes	35.6	89.5	189.9	115.7
Income taxes on continuing operations	(15.8)	(1.6)	(53.8)	24.3
Net earnings from continuing operations	$51.4	$91.1	$243.7	$91.4
Gain on Security sale before income taxes	—	—	—	10.4
Income taxes on discontinued operations	—	—	—	2.4
Net earnings from discontinued operations	$—	$—	$—	$8.0
Net Earnings	$51.4	$91.1	$243.7	$99.4
Total Comprehensive Income	$21.5	$228.2	$556.3	$73.1
Basic earnings per share of common stock:
Continuing operations	$0.34	$0.61	$1.61	$0.61
Discontinued operations	$—	$—	$—	$0.05
Total basic earnings per share of common stock	$0.34	$0.61	$1.61	$0.66
Diluted earnings per share of common stock:
Continuing operations	$0.34	$0.60	$1.61	$0.60
Discontinued operations	$—	$—	$—	$0.05
Total diluted earnings per share of common stock	$0.34	$0.60	$1.61	$0.66
See Notes to Unaudited Condensed Consolidated Financial Statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 27, 2025 AND DECEMBER 28, 2024
(Unaudited, Millions of Dollars, Except Share and Per Share Amounts)

	September 27, 2025	December 28, 2024
ASSETS
Current Assets
Cash and cash equivalents	$268.3	$290.5
Accounts and notes receivable, net	1,419.6	1,153.7
Inventories, net	4,442.6	4,536.4
Prepaid expenses	334.2	347.1
Other current assets	35.9	50.0
Total Current Assets	6,500.6	6,377.7
Property, plant and equipment, net	1,970.7	2,034.3
Goodwill	8,027.0	7,905.5
Intangibles, net	3,530.5	3,730.9
Other assets	1,725.1	1,800.5
Total Assets	$21,753.9	$21,848.9
LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities
Short-term borrowings	$1,355.0	$—
Current maturities of long-term debt	554.8	500.4
Accounts payable	2,163.0	2,437.2
Accrued expenses	1,789.7	1,979.3
Total Current Liabilities	5,862.5	4,916.9
Long-term debt	4,702.8	5,602.6
Deferred taxes	49.3	165.3
Post-retirement benefits	329.3	325.9
Other liabilities	1,832.7	2,118.3
Commitments and Contingencies (Notes P and O)
Shareowners’ Equity
Common stock, par value $2.50 per share: Authorized 300,000,000 shares in 2025 and 2024 Issued 176,902,738 shares in 2025 and 2024	442.3	442.3
Retained earnings	8,212.7	8,343.3
Additional paid in capital	5,081.5	5,071.3
Accumulated other comprehensive loss	(2,008.3)	(2,320.9)
	11,728.2	11,536.0
Less: cost of common stock in treasury (22,052,025 shares in 2025 and 22,529,805 shares in 2024)	(2,750.9)	(2,816.1)
Total Shareowners’ Equity	8,977.3	8,719.9
Total Liabilities and Shareowners’ Equity	$21,753.9	$21,848.9

See Notes to Unaudited Condensed Consolidated Financial Statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE AND NINE MONTHS ENDED SEPTEMBER 27, 2025 AND SEPTEMBER 28, 2024
(Unaudited, Millions of Dollars)

	Third Quarter		Year-to-Date
	2025	2024	2025	2024
OPERATING ACTIVITIES
Net earnings	$51.4	$91.1	$243.7	$99.4
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	92.9	113.9	276.7	327.3
Amortization of intangibles	37.3	40.8	112.0	122.6
Loss on sale of business	—	—	0.3	—
Gain on sale of discontinued operations	—	—	—	(10.4)
Asset impairment charges	169.1	46.9	169.1	72.4
Stock-based compensation expense	18.4	21.1	82.8	85.8
Changes in working capital	(38.7)	(60.8)	(380.1)	(22.8)
Changes in other assets and liabilities	(109.2)	32.8	(489.0)	(246.5)
Cash provided by operating activities	221.2	285.8	15.5	427.8
INVESTING ACTIVITIES
Capital and software expenditures	(65.9)	(86.5)	(210.5)	(239.4)
Proceeds from sales of businesses, net of cash sold	—	—	5.0	735.6
Other	0.8	1.1	15.5	4.6
Cash (used in) provided by investing activities	(65.1)	(85.4)	(190.0)	500.8
FINANCING ACTIVITIES
Payment on long-term debt	(350.1)	—	(850.4)	—
Net short-term commercial paper borrowings (repayments)	287.9	(121.5)	1,325.9	(692.3)
Proceeds from issuances of common stock	2.4	13.9	7.3	21.4
Purchases of common stock for treasury	(2.2)	(2.3)	(14.7)	(10.0)
Cash dividends on common stock	(125.8)	(123.6)	(374.3)	(367.2)
Other	(0.3)	(0.8)	(2.9)	(5.7)
Cash (used in) provided by financing activities	(188.1)	(234.3)	90.9	(1,053.8)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5.8)	14.1	68.3	(28.5)
Change in cash, cash equivalents and restricted cash	(37.8)	(19.8)	(15.3)	(153.7)
Cash, cash equivalents and restricted cash, beginning of period	315.3	320.7	292.8	454.6
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$277.5	$300.9	$277.5	$300.9

The following table provides a reconciliation of the cash, cash equivalents and restricted cash balances as of September 27, 2025 and December 28, 2024:

	September 27, 2025	December 28, 2024
Cash and cash equivalents	$268.3	$290.5
Restricted cash included in Other current assets	9.2	2.3
Cash, cash equivalents and restricted cash	$277.5	$292.8
See Notes to Unaudited Condensed Consolidated Financial Statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY
THREE AND NINE MONTHS ENDED SEPTEMBER 27, 2025 AND SEPTEMBER 28, 2024
(Unaudited, Millions of Dollars, Except Share and Per Share Amounts)

	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Shareowners’ Equity
Balance December 28, 2024	$442.3	$5,071.3	$8,343.3	$(2,320.9)	$(2,816.1)	$8,719.9
Net earnings	—	—	90.4	—	—	90.4
Other comprehensive income	—	—	—	128.4	—	128.4
Cash dividends declared — $0.82 per common share	—	—	(124.5)	—	—	(124.5)
Issuance of common stock (452,443 shares)	—	(52.0)	—	—	54.7	2.7
Repurchase of common stock (137,371 shares)	—	—	—	—	(11.7)	(11.7)
Stock-based compensation	—	36.4	—	—	—	36.4
Balance March 29, 2025	$442.3	$5,055.7	$8,309.2	$(2,192.5)	$(2,773.1)	$8,841.6
Net earnings	—	—	101.9	—	—	101.9
Other comprehensive income	—	—	—	214.1	—	214.1
Cash dividends declared — $0.82 per common share	—	—	(124.0)	—	—	(124.0)
Issuance of common stock (78,970 shares)	—	(7.4)	—	—	9.6	2.2
Repurchase of common stock (13,424 shares)	—	—	—	—	(0.8)	(0.8)
Stock-based compensation	—	28.0	—	—	—	28.0
Balance June 28, 2025	$442.3	$5,076.3	$8,287.1	$(1,978.4)	$(2,764.3)	$9,063.0
Net earnings	—	—	51.4	—	—	51.4
Other comprehensive loss	—	—	—	(29.9)	—	(29.9)
Cash dividends declared — $0.83 per common share	—	—	(125.8)	—	—	(125.8)
Issuance of common stock (130,074 shares)	—	(13.2)	—	—	15.6	2.4
Repurchase of common stock (32,912 shares)	—	—	—	—	(2.2)	(2.2)
Stock-based compensation	—	18.4	—	—	—	18.4
Balance September 27, 2025	$442.3	$5,081.5	$8,212.7	$(2,008.3)	$(2,750.9)	$8,977.3

	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Shareowners’ Equity
Balance December 30, 2023	$442.3	$5,059.0	$8,540.2	$(2,069.1)	$(2,916.3)	$9,056.1
Net earnings	—	—	19.5	—	—	19.5
Other comprehensive loss	—	—	—	(116.2)	—	(116.2)
Cash dividends declared — $0.81 per common share	—	—	(121.8)	—	—	(121.8)
Issuance of common stock (303,005 shares)	—	(35.0)	—	—	38.8	3.8
Repurchase of common stock (70,802 shares)	—	—	—	—	(6.3)	(6.3)
Stock-based compensation	—	41.3	—	—	—	41.3
Balance March 30, 2024	$442.3	$5,065.3	$8,437.9	$(2,185.3)	$(2,883.8)	$8,876.4
Net loss	—	—	(11.2)	—	—	(11.2)
Other comprehensive loss	—	—	—	(47.2)	—	(47.2)
Cash dividends declared — $0.81 per common share	—	—	(121.8)	—	—	(121.8)
Issuance of common stock (102,918 shares)	—	(8.1)	—	—	11.8	3.7
Repurchase of common stock (21,451 shares)	—	—	—	—	(1.4)	(1.4)
Stock-based compensation	—	23.4	—	—	—	23.4
Balance June 29, 2024	$442.3	$5,080.6	$8,304.9	$(2,232.5)	$(2,873.4)	$8,721.9
Net earnings	—	—	91.1	—	—	91.1
Other comprehensive income	—	—	—	137.1	—	137.1
Cash dividends declared — $0.82 per common share	—	—	(123.6)	—	—	(123.6)
Issuance of common stock (239,387 shares)	—	(15.2)	—	—	29.1	13.9
Repurchase of common stock (25,635 shares)	—	—	—	—	(2.3)	(2.3)
Stock-based compensation	—	21.1	—	—	—	21.1
Balance September 28, 2024	$442.3	$5,086.5	$8,272.4	$(2,095.4)	$(2,846.6)	$8,859.2
See Notes to Unaudited Condensed Consolidated Financial Statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 27, 2025

A.    SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (hereinafter referred to as “generally accepted accounting principles" or "GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations for the interim periods have been included and are of a normal, recurring nature. Operating results for the three and nine months ended September 27, 2025 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes included in Stanley Black & Decker, Inc.’s (the “Company”) Annual Report on Form 10-K for the year ended December 28, 2024, and subsequent related filings with the Securities and Exchange Commission ("SEC").

In the first quarter of 2025, the Industrial segment was renamed “Engineered Fastening” as a result of a more focused portfolio following recent divestitures. The Engineered Fastening segment name change is to the name only and had no impact on the Company’s consolidated financial statements or segment results.

On April 1, 2024, the Company completed the sale of its Infrastructure business. This divestiture did not qualify for discontinued operations and therefore, its results were included in the Company's Consolidated Statements of Operations and Comprehensive Income through the date of sale. The sale of the Infrastructure business is part of the Company's strategic commitment to simplify and streamline its portfolio to focus on the core Tools & Outdoor and Engineered Fastening businesses. Refer to Note Q, Divestitures, for further discussion of this transaction.

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

C.    EARNINGS PER SHARE

The following table reconciles net earnings and the weighted-average shares outstanding used to calculate basic and diluted earnings per share of common stock for the three and nine months ended September 27, 2025 and September 28, 2024:

	Third Quarter		Year-to-Date
	2025	2024	2025	2024
Numerator (in millions):
Net earnings from continuing operations	$51.4	$91.1	$243.7	$91.4
Net earnings from discontinued operations	—	—	—	8.0
Net Earnings	$51.4	$91.1	$243.7	$99.4

	Third Quarter		Year-to-Date
	2025	2024	2025	2024
Denominator (in thousands):
Basic weighted-average shares outstanding	151,341	150,580	151,195	150,405
Dilutive effect of stock contracts and awards	617	885	605	778
Diluted weighted-average shares outstanding	151,958	151,465	151,800	151,183

	Third Quarter		Year-to-Date
	2025	2024	2025	2024
Earnings per share of common stock:
Basic earnings per share of common stock:
Continuing operations	$0.34	$0.61	$1.61	$0.61
Discontinued operations	$—	$—	$—	$0.05
Total basic earnings per share of common stock	$0.34	$0.61	$1.61	$0.66

Diluted earnings per share of common stock:
Continuing operations	$0.34	$0.60	$1.61	$0.60
Discontinued operations	$—	$—	$—	$0.05
Total diluted earnings per share of common stock	$0.34	$0.60	$1.61	$0.66

The following weighted-average stock options were not included in the computation of weighted-average diluted shares outstanding because the effect would be anti-dilutive (in thousands):

	Third Quarter		Year-to-Date
	2025	2024	2025	2024
Number of stock options	6,457	5,063	6,254	5,265

In March 2015, the Company entered into a forward share purchase contract with a financial institution counterparty for 3,645,510 shares of common stock. The contract obligates the Company to pay $350.0 million, plus an additional amount related to the forward component of the contract. In September 2025, the Company amended the forward share purchase contract and updated the final settlement date to June 2028, or earlier at the Company's option. The reduction of common shares outstanding was recorded at the inception of the forward share purchase contract in March 2015 and factored into the calculation of weighted-average shares outstanding at that time.

D.    ACCOUNTS AND NOTES RECEIVABLE, NET

(Millions of Dollars)	September 27, 2025	December 28, 2024
Trade accounts receivable	$1,219.4	$950.4
Notes receivable	78.4	65.9
Other accounts receivable	197.1	222.1
Accounts and notes receivable	$1,494.9	$1,238.4
Allowance for credit losses	(75.3)	(84.7)
Accounts and notes receivable, net	$1,419.6	$1,153.7
Trade receivables are dispersed among a large number of retailers, distributors and industrial accounts in many countries. Adequate reserves have been established to cover anticipated credit losses.

The changes in the allowance for credit losses for the nine months ended September 27, 2025 and September 28, 2024 are as follows:

	Third Quarter		Year-to-Date
(Millions of Dollars)	2025	2024	2025	2024
Beginning balance	$82.5	$72.0	$84.7	$76.6
Charged to costs and expenses	1.3	7.1	18.5	9.7
Other, including recoveries and deductions (a)	(8.5)	(2.6)	(27.9)	(9.8)
Balance end of period	$75.3	$76.5	$75.3	$76.5
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

The Company has an accounts receivable sale program. According to the terms, the Company sells certain of its trade accounts receivables at fair value to a wholly owned, consolidated, bankruptcy-remote special purpose subsidiary (“BRS"). The BRS, in turn, can sell such receivables to a third-party financial institution (“Purchaser”) for cash. The Purchaser’s maximum cash investment in the receivables at any time is $110.0 million. The purpose of the program is to provide liquidity to the Company. These transfers qualify as sales under Accounting Standards Codification ("ASC") 860, Transfers and Servicing, and receivables are derecognized from the Company’s consolidated balance sheet when the BRS sells those receivables to the Purchaser. The Company has no retained interests in the transferred receivables, other than collection and administrative responsibilities. At September 27, 2025, the Company did not record a servicing asset or liability related to its retained responsibility based on its assessment of the servicing fee, market values for similar transactions and its cost of servicing the receivables sold.

At September 27, 2025 and December 28, 2024, net receivables of $76.6 million and $95.1 million, respectively, were derecognized. Proceeds from transfers of receivables to the Purchaser totaled $94.4 million and $270.5 million for the three and nine months ended September 27, 2025, respectively, and payments to the Purchaser totaled $127.8 million and $289.0 million, respectively. Proceeds from transfers of receivables to the Purchaser totaled $106.4 million and $270.7 million for the three and nine months ended September 28, 2024, respectively, and payments to the Purchaser totaled $115.9 million and $296.8 million, respectively. The program resulted in a pre-tax loss of $1.4 million and $3.5 million for the three and nine months ended September 27, 2025, respectively. The program resulted in a pre-tax loss of $1.4 million and $4.0 million for the three and nine months ended September 28, 2024, respectively. All cash flows under the program are reported as a component of changes in working capital within operating activities in the Condensed Consolidated Statements of Cash Flows since all the cash from the Purchaser is received upon the initial sale of the receivable.

As of September 27, 2025 and December 28, 2024, the Company's deferred revenue totaled $95.9 million and $101.6 million, respectively, of which $30.8 million and $31.3 million, respectively, was classified as current. Revenue recognized for the nine months ended September 27, 2025 and September 28, 2024 that was previously deferred as of December 28, 2024 and December 30, 2023 totaled $22.6 million and $21.6 million, respectively.

E.    INVENTORIES, NET

(Millions of Dollars)	September 27, 2025	December 28, 2024
Finished products	$3,059.8	$2,943.5
Work in process	272.3	346.3
Raw materials	1,110.5	1,246.6
Total	$4,442.6	$4,536.4

F.    GOODWILL
Changes in the carrying amount of goodwill by segment are as follows:

(Millions of Dollars)	Tools & Outdoor	Engineered Fastening	Total
Balance December 28, 2024	$5,909.2	$1,996.3	$7,905.5
Foreign currency translation & other	109.9	11.6	121.5
Balance September 27, 2025	$6,019.1	$2,007.9	$8,027.0

G.    LONG-TERM DEBT AND FINANCING ARRANGEMENTS

		September 27, 2025		December 28, 2024
(Millions of Dollars)	Interest Rate	Notional Value	Carrying Value[1]	Carrying Value
Notes payable due 2025	2.30%	$—	$—	$499.9
Notes payable due 2026	3.40%	500.0	499.8	499.4
Notes payable due 2026	6.27%	—	—	349.3
Notes payable due 2026	3.42%	25.0	25.3	25.7
Notes payable due 2026	1.84%	29.1	29.4	26.7
Notes payable due 2028	6.00%	400.0	398.6	398.0
Notes payable due 2028	7.05%	150.0	155.9	157.5
Notes payable due 2028	4.25%	500.0	498.5	498.3
Notes payable due 2028	3.52%	50.0	51.8	52.4
Notes payable due 2030	2.30%	750.0	746.6	746.2
Notes payable due 2032	3.00%	500.0	497.1	496.6
Notes payable due 2040	5.20%	400.0	375.9	374.5
Notes payable due 2048	4.85%	500.0	495.3	495.2
Notes payable due 2050	2.75%	750.0	741.3	741.0
Notes payable due 2060 (junior subordinated)[2]	6.71%	750.0	741.8	741.6
Other, payable in varying amounts 2025 through 2026	4.23%-4.31%	0.3	0.3	0.7
Total Long-term debt, including current maturities		$5,304.4	$5,257.6	$6,103.0
Less: Current maturities of long-term debt			(554.8)	(500.4)
Long-term debt			$4,702.8	$5,602.6
1Carrying values are net of unamortized discounts of $(4.2) million, deferred issuance costs of $(29.0) million, unamortized terminated swaps of $(19.0) million, and purchase accounting fair value adjustments of $5.4 million. Unamortized gain/(loss) associated with interest rate swaps are more fully discussed in Note H, Financial Instruments.
2In accordance with the terms of Note payable due 2060, the interest rate was reset as of March 2025, to 6.71%, from 4.00% as of the year ended December 28, 2024.

In August 2025, the Company redeemed its $350 million 6.272% notes at par prior to maturity. The redemption was funded through the issuance of commercial paper at a lower prevailing interest rate. The Company recognized a pre-tax loss of $0.3 million from the redemption related to the write-off of unamortized deferred financing fees.

The Company has a $3.5 billion commercial paper program which includes Euro denominated borrowings in addition to U.S. Dollars. As of September 27, 2025, the Company had commercial paper borrowings outstanding of $1.4 billion, of which $552.4 million in Euro denominated commercial paper was designated as a net investment hedge. As of December 28, 2024, the Company had no commercial paper borrowings outstanding. Refer to Note H, Financial Instruments, for further discussion.

In June 2024, the Company amended and restated its existing five-year $2.5 billion committed credit facility with the concurrent execution of a new five-year $2.25 billion committed credit facility (the “5-Year Credit Agreement”). Borrowings under the 5-Year Credit Agreement may be made in U.S. Dollars, Euros or Pounds Sterling. A sub-limit of an amount equal to the Euro equivalent of $800.0 million is designated for swing line advances. Borrowings bear interest at a floating rate plus an applicable margin dependent upon the denomination of the borrowing and specific terms of the 5-Year Credit Agreement. The Company must repay all advances under the 5-Year Credit Agreement by the earlier of June 28, 2029 or upon termination. The 5-Year Credit Agreement is designated to be a liquidity back-stop for the Company's $3.5 billion U.S. Dollar and Euro commercial paper program. In June 2025, the 5-Year Credit Agreement was amended to include the covenants listed below. As of September 27, 2025 and December 28, 2024, the Company had not drawn on its five-year committed credit facility.

In June 2025, the Company terminated its 364-Day $1.25 billion committed credit facility ("the 2024 Syndicated 364-Day Credit Agreement") dated June 2024. There were no outstanding borrowings under the 2024 Syndicated 364-Day Credit Agreement upon termination and as of December 28, 2024. Contemporaneously, the Company entered into a new $1.25 billion syndicated 364-Day Credit Agreement (the "2025 Syndicated 364-Day Credit Agreement") which is a revolving credit loan. The borrowings under the 2025 Syndicated 364-Day Credit Agreement may be made in U.S. Dollars or Euros and bear interest at a floating rate plus an applicable margin dependent upon the denomination of the borrowing and pursuant to the terms of the 2025 Syndicated 364-Day Credit Agreement. The Company must repay all advances under the 2025 Syndicated 364-Day Credit Agreement by the earlier of June 22, 2026 or upon termination. The Company may, however, convert all advances outstanding upon termination into a term loan that shall be repaid in full no later than the first anniversary of the termination date provided that the Company, among other things, pays a fee to the administrative agent for the account of each lender. The 2025 Syndicated 364-Day Credit Agreement serves as part of the liquidity back-stop for the Company’s $3.5 billion U.S. Dollar and Euro commercial paper program. As of September 27, 2025, the Company had not drawn on its 2025 Syndicated 364-Day Credit Agreement.

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

A summary of the fair values of the Company’s derivatives recorded in the Condensed Consolidated Balance Sheets at September 27, 2025 and December 28, 2024 is as follows:

(Millions of Dollars)	Balance Sheet Classification	September 27, 2025	December 28, 2024	Balance Sheet Classification	September 27, 2025	December 28, 2024
Derivatives designated as hedging instruments:
Foreign Exchange Contracts Cash Flow	Other current assets	$4.1	$23.7	Accrued expenses	$12.1	$0.9
	LT other assets	0.5	—	LT other liabilities	1.7	—
Net Investment Hedge	Other current assets	0.5	—	Accrued expenses	11.8	—
Non-derivative designated as hedging instrument:
Net Investment Hedge		$—	$—	Short-term borrowings	$552.4	$—
Total designated as hedging instruments		$5.1	$23.7		$578.0	$0.9
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other current assets	$6.9	$8.9	Accrued expenses	$8.2	$10.9
Total		$12.0	$32.6		$586.2	$11.8
The counterparties to all of the above mentioned financial instruments are major international financial institutions. The Company is exposed to credit risk for net exchanges under these agreements, but not for the notional amounts. The credit risk is limited to the asset amounts noted above. The Company limits its exposure and concentration of risk by contracting with diverse financial institutions and does not anticipate non-performance by any of its counterparties. The Company considers non-performance risk of its counterparties at each reporting period and adjusts the carrying value of these assets accordingly. The risk of default is considered remote. As of September 27, 2025 and December 28, 2024, there were no assets that had been posted as collateral related to the above mentioned financial instruments.

During the nine months ended September 27, 2025 and September 28, 2024, cash flows related to derivatives, including those that are separately discussed below, resulted in net cash paid of $19.4 million and $11.9 million, respectively.

CASH FLOW HEDGES

There were after-tax mark-to-market losses of $44.7 million and $16.7 million as of September 27, 2025 and December 28, 2024, respectively, reported for cash flow hedge effectiveness in Accumulated other comprehensive loss. An after-tax loss of $10.5 million is expected to be reclassified to earnings as the hedged transactions occur or as amounts are amortized within the next twelve months. The ultimate amount recognized will vary based on fluctuations of the hedged currencies and interest rates through the maturity dates.

The tables below detail pre-tax amounts of derivatives designated as cash flow hedges in Accumulated other comprehensive loss during the periods in which the underlying hedged transactions affected earnings for the three and nine months ended September 27, 2025 and September 28, 2024:

	Third Quarter 2025
(Millions of Dollars)	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Recognized in Income on Amounts Excluded from Effectiveness Testing
Interest Rate Contracts	$—	Interest expense	$(1.2)	$—
Foreign Exchange Contracts	$17.0	Cost of sales	$(1.6)	$—

	Year-to-Date 2025
(Millions of Dollars)	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Recognized in Income on Amounts Excluded from Effectiveness Testing
Interest Rate Contracts	$—	Interest expense	$(3.7)	$—
Foreign Exchange Contracts	$(34.3)	Cost of sales	$7.1	$—

	Third Quarter 2024
(Millions of Dollars)	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Recognized in Income on Amounts Excluded from Effectiveness Testing
Interest Rate Contracts	$—	Interest expense	$(1.5)	$—
Foreign Exchange Contracts	$(17.4)	Cost of sales	$0.5	$—

	Year-to-Date 2024
(Millions of Dollars)	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Recognized in Income on Amounts Excluded from Effectiveness Testing
Interest Rate Contracts	$—	Interest expense	$(4.6)	$—
Foreign Exchange Contracts	$(9.2)	Cost of sales	$2.1	$—

A summary of the pre-tax effect of cash flow hedge accounting on the Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 27, 2025 and September 28, 2024 is as follows:

	Third Quarter 2025		Year-to-Date 2025
(Millions of Dollars)	Cost of Sales	Interest Expense	Cost of Sales	Interest Expense
Total amount in the Consolidated Statements of Operations and Comprehensive Income in which the effects of the cash flow hedges are recorded	$2,576.9	$129.1	$8,079.4	$384.6
Gain (loss) on cash flow hedging relationships:
Foreign Exchange Contracts:
Hedged Items	$1.6	$—	$(7.1)	$—
Gain (loss) reclassified from OCI into Income	$(1.6)	$—	$7.1	$—
Interest Rate Swap Agreements:
Gain (loss) reclassified from OCI into Income [1]		$(1.2)	$—	$(3.7)

	Third Quarter 2024		Year-to-Date 2024
(Millions of Dollars)	Cost of Sales	Interest Expense	Cost of Sales	Interest Expense
Total amount in the Consolidated Statements of Operations and Comprehensive Income in which the effects of the cash flow hedges are recorded	$2,630.7	$131.4	$8,274.9	$384.2
Gain (loss) on cash flow hedging relationships:
Foreign Exchange Contracts:
Hedged Items	$(0.5)	$—	$(2.1)	$—
Gain (loss) reclassified from OCI into Income	$0.5	$—	$2.1	$—
Interest Rate Swap Agreements:
Gain (loss) reclassified from OCI into Income [1]	$—	$(1.5)	$—	$(4.6)
1 Inclusive of the gain/loss amortization on terminated derivative financial instruments.

After-tax losses of $1.8 million and $0.6 million were reclassified from Accumulated other comprehensive loss into earnings (inclusive of the gain/loss amortization on terminated derivative instruments) during the periods in which the underlying hedged transactions affected earnings for the three months ended September 27, 2025 and September 28, 2024, respectively. After-tax gains of $1.8 million and after-tax losses of $1.4 million were reclassified from Accumulated other comprehensive loss into earnings (inclusive of the gain/loss amortization on terminated derivative instruments) during the periods in which the underlying hedged transactions affected earnings for the nine months ended September 27, 2025 and September 28, 2024, respectively.

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

As of September 27, 2025 and December 28, 2024, the Company did not have any outstanding forward starting swaps designated as cash flow hedges.

Forward Contracts: Through its global businesses, the Company enters into transactions and makes investments denominated in multiple currencies that give rise to foreign currency risk. The Company and its subsidiaries regularly purchase inventory from subsidiaries with functional currencies different than their own, which creates currency-related volatility in the Company’s results of operations. The Company utilizes forward contracts to hedge these forecasted purchases and sales of inventory. Gains and losses reclassified from Accumulated other comprehensive loss are recorded in Cost of sales as the hedged item affects earnings. There are no components excluded from the assessment of effectiveness for these contracts. At September 27, 2025 and December 28, 2024, the notional value of forward currency contracts outstanding is $746.7 million and $537.8 million, respectively, maturing on various dates through 2026 and 2025, respectively.
FAIR VALUE HEDGES

Interest Rate Risk: In an effort to optimize the mix of fixed versus floating rate debt in the Company’s capital structure, the Company enters into interest rate swaps. In prior years, the Company entered into interest rate swaps related to certain of its notes payable which were subsequently terminated. Amortization of the gain/loss on previously terminated swaps is reported in interest expense. Prior to termination, the changes in the fair value of the swaps and the offsetting changes in fair value related to the underlying notes were recognized in earnings. As of September 27, 2025 and December 28, 2024, the Company did not have any active fair value interest rate swaps.

A summary of the pre-tax effect of fair value hedge accounting on the Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 27, 2025 and September 28, 2024 is as follows:

(Millions of Dollars)	Third Quarter 2025 Interest Expense	Year-to-Date 2025 Interest Expense
Total amount in the Consolidated Statements of Operations and Comprehensive Income in which the effects of the fair value hedges are recorded	$129.1	$384.6
Amortization of gain on terminated swaps	$(0.1)	$(0.3)

(Millions of Dollars)	Third Quarter 2024 Interest Expense	Year-to-Date 2024 Interest Expense
Total amount in the Consolidated Statements of Operations and Comprehensive Income in which the effects of the fair value hedges are recorded	$131.4	$384.2
Amortization of gain on terminated swaps	$(0.1)	$(0.3)

A summary of the amounts recorded in the Condensed Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges as of September 27, 2025 and December 28, 2024 is as follows:

	September 27, 2025
(Millions of Dollars)	Carrying Amount of Hedged Liability (1)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liability
Current Maturities of Long-Term Debt	$554.8	Terminated Swaps	$—
Long-Term Debt	$531.8	Terminated Swaps	$(19.0)

	December 28, 2024
(Millions of Dollars)	Carrying Amount of Hedged Liability (1)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liability
Current Maturities of Long-Term Debt	$500.4	Terminated Swaps	$—
Long-Term Debt	$532.0	Terminated Swaps	$(19.3)
(1) Represents hedged items no longer designated in qualifying fair value hedging relationships.

NET INVESTMENT HEDGES

The Company utilizes net investment hedges to offset the translation adjustment arising from re-measurement of its investment in the assets and liabilities of its foreign subsidiaries. The total after-tax amounts in Accumulated other comprehensive loss were gains of $49.5 million and $78.4 million at September 27, 2025 and December 28, 2024, respectively.

As of September 27, 2025, the Company had cross currency swaps with notional values totaling $220.0 million maturing in 2026, hedging a portion of its Chinese Renminbi and Taiwan Dollar denominated investments. As of December 28, 2024, the Company did not have any net investment hedges with a notional value outstanding.

As of September 27, 2025, the Company had Euro denominated commercial paper with a value of $552.4 million, maturing in 2025, hedging a portion of the Company's Euro denominated net investments. As of December 28, 2024, the Company did not have any Euro denominated commercial paper.

Maturing foreign exchange contracts resulted in no cash received or paid for the nine months ended September 27, 2025 and September 28, 2024.

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

The pre-tax gain or loss from fair value changes for the three and nine months ended September 27, 2025 and September 28, 2024 is as follows:

	Third Quarter 2025
(Millions of Dollars)	Total Gain (Loss) Recorded in OCI	Excluded Component Recorded in OCI	Income Statement Classification	Total Gain (Loss) Reclassified from OCI to Income	Excluded Component Amortized from OCI to Income
Forward Contracts	$(0.1)	$—	Other, net	$—	$—
Cross Currency Swap	$7.4	$2.9	Other, net	$2.9	$2.9
Non-derivative designated as Net Investment Hedge	$3.2	$—	Other, net	$—	$—

	Year-to-Date 2025
(Millions of Dollars)	Total Gain (Loss) Recorded in OCI	Excluded Component Recorded in OCI	Income Statement Classification	Total Gain (Loss) Reclassified from OCI to Income	Excluded Component Amortized from OCI to Income
Forward Contracts	$0.9	$—	Other, net	$—	$—
Cross Currency Swap	$(8.5)	$2.9	Other, net	$2.9	$2.9
Non-derivative designated as Net Investment Hedge	$(27.5)	$—	Other, net	$—	$—

	Third Quarter 2024
(Millions of Dollars)	Total Gain (Loss) Recorded in OCI	Excluded Component Recorded in OCI	Income Statement Classification	Total Gain (Loss) Reclassified from OCI to Income	Excluded Component Amortized from OCI to Income
Forward Contracts	$0.4	$—	Other, net	$—	$—
Cross Currency Swap	$0.1	$—	Other, net	$—	$—
Non-derivative designated as Net Investment Hedge	$(15.2)	$—	Other, net	$—	$—

	Year-to-Date 2024
(Millions of Dollars)	Total Gain (Loss) Recorded in OCI	Excluded Component Recorded in OCI	Income Statement Classification	Total Gain (Loss) Reclassified from OCI to Income	Excluded Component Amortized from OCI to Income
Forward Contracts	$0.1	$—	Other, net	$—	$—
Cross Currency Swap	$0.1	$—	Other, net	$—	$—
Non-derivative designated as Net Investment Hedge	$(4.4)	$—	Other, net	$—	$—
UNDESIGNATED HEDGES

Foreign Exchange Contracts: Foreign exchange forward contracts are used to reduce risks arising from the change in fair value of certain foreign currency denominated assets and liabilities (such as affiliate loans, payables and receivables). The objective is to minimize the impact of foreign currency fluctuations on operating results. The total notional amount of the forward contracts outstanding is $1.4 billion as of September 27, 2025 and $1.3 billion as of December 28, 2024, maturing on various dates through 2026 and 2025, respectively. The gain (loss) recorded in the Consolidated Statements of Operations and Comprehensive Income from changes in the fair value related to derivatives not designated as hedging instruments under ASC 815 for the three and nine months ended September 27, 2025 and September 28, 2024 is as follows:

(Millions of Dollars)	Income Statement Classification	Third Quarter 2025	Year-to-Date 2025	Third Quarter 2024	Year-to-Date 2024
Foreign Exchange Contracts	Other, net	$(6.8)	$(17.2)	$2.9	$(7.3)

I.    ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables summarize the changes in the balances for each component of Accumulated other comprehensive loss for the three and nine months ended September 27, 2025:

(Millions of Dollars)	Currency translation adjustment and other	Cash flow hedges, net of tax	Net investment hedges, net of tax	Pension and other postretirement benefits, net of tax	Total
Balance - June 28, 2025	$(1,745.3)	$(59.4)	$43.8	$(217.5)	$(1,978.4)
Other comprehensive (loss) income before reclassifications	(58.4)	12.9	7.9	3.5	(34.1)
Reclassification adjustments to earnings	—	1.8	(2.2)	4.6	4.2
Net other comprehensive (loss) income	(58.4)	14.7	5.7	8.1	(29.9)
Balance - September 27, 2025	$(1,803.7)	$(44.7)	$49.5	$(209.4)	$(2,008.3)

(Millions of Dollars)	Currency translation adjustment and other	Cash flow hedges, net of tax	Net investment hedges, net of tax	Pension and other postretirement benefits, net of tax	Total
Balance - December 28, 2024	$(2,170.2)	$(16.7)	$78.4	$(212.4)	$(2,320.9)
Other comprehensive income (loss) before reclassifications	366.5	(26.2)	(26.7)	(4.8)	308.8
Reclassification adjustments to earnings	—	(1.8)	(2.2)	7.8	3.8
Net other comprehensive income (loss)	366.5	(28.0)	(28.9)	3.0	312.6
Balance - September 27, 2025	$(1,803.7)	$(44.7)	$49.5	$(209.4)	$(2,008.3)

The following tables summarize the changes in the balances for each component of Accumulated other comprehensive loss for the three and nine months ended September 28, 2024:

(Millions of Dollars)	Currency translation adjustment and other	Cash flow hedges, net of tax	Net investment hedges, net of tax	Pension and other postretirement benefits, net of tax	Total
Balance - June 29, 2024	$(2,016.9)	$(35.3)	$72.8	$(253.1)	$(2,232.5)
Other comprehensive income (loss) before reclassifications	166.8	(12.8)	(11.3)	(8.8)	133.9
Reclassification adjustments to earnings	—	0.6	—	2.6	3.2
Net other comprehensive income (loss)	166.8	(12.2)	(11.3)	(6.2)	137.1
Balance - September 28, 2024	$(1,850.1)	$(47.5)	$61.5	$(259.3)	$(2,095.4)

(Millions of Dollars)	Currency translation adjustment and other	Cash flow hedges, net of tax	Net investment hedges, net of tax	Pension and other postretirement benefits, net of tax	Total
Balance - December 30, 2023	$(1,832.3)	$(42.5)	$64.9	$(259.2)	$(2,069.1)
Other comprehensive loss before reclassifications	(11.8)	(6.4)	(3.4)	(7.0)	(28.6)
Adjustments related to sales of businesses	(6.0)	—	—	—	(6.0)
Reclassification adjustments to earnings	—	1.4	—	6.9	8.3
Net other comprehensive loss	(17.8)	(5.0)	(3.4)	(0.1)	(26.3)
Balance - September 28, 2024	$(1,850.1)	$(47.5)	$61.5	$(259.3)	$(2,095.4)

The Company uses the portfolio method for releasing the stranded tax effects from Accumulated other comprehensive loss. The reclassifications out of Accumulated other comprehensive loss for the three and nine months ended September 27, 2025 and September 28, 2024 were as follows:

	Third Quarter		Year-to-Date		Affected line item in Consolidated Statements of Operations And Comprehensive Income
(Millions of Dollars)	2025	2024	2025	2024
Realized (losses) gains on cash flow hedges	$(1.6)	$0.5	$7.1	$2.1	Cost of sales
Realized losses on cash flow hedges	(1.2)	(1.5)	(3.7)	(4.6)	Interest expense
Total before taxes	$(2.8)	$(1.0)	$3.4	$(2.5)
Tax effect	1.0	0.4	(1.6)	1.1	Income taxes
Realized (losses) gains on cash flow hedges, net of tax	$(1.8)	$(0.6)	$1.8	$(1.4)

Realized gains on net investment hedges	$2.9	$—	$2.9	$—	Other, net
Tax effect	(0.7)	—	(0.7)	—	Income taxes
Realized gains on net investment hedges, net of tax	$2.2	$—	$2.2	$—

Amortization of defined benefit pension items:
Actuarial losses and prior service costs / credits	$(2.2)	$(2.7)	$(6.4)	$(8.3)	Other, net
Settlement loss	(4.2)	(0.6)	(4.2)	(0.7)	Other, net
Total before taxes	$(6.4)	$(3.3)	$(10.6)	$(9.0)
Tax effect	1.8	0.7	2.8	2.1	Income taxes
Amortization of defined benefit pension items, net of tax	$(4.6)	$(2.6)	$(7.8)	$(6.9)
J.    NET PERIODIC BENEFIT COST — DEFINED BENEFIT PLANS
Following are the components of net periodic pension expense for the three and nine months ended September 27, 2025 and September 28, 2024:

	Third Quarter
	Pension Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans		All Plans
(Millions of Dollars)	2025	2024	2025	2024	2025	2024
Service cost	$1.8	$1.6	$3.0	$3.1	$—	$0.1
Interest cost	12.6	12.9	10.9	10.6	0.5	0.4
Expected return on plan assets	(14.8)	(15.2)	(12.6)	(11.2)	—	—
Amortization of prior service cost (credit)	0.2	0.2	(0.2)	(0.2)	—	—
Amortization of net loss (gain)	2.0	2.0	0.6	1.1	(0.4)	(0.4)
Settlement / curtailment loss	—	—	19.2	3.4	—	—
Net periodic pension expense	$1.8	$1.5	$20.9	$6.8	$0.1	$0.1

	Year-to-Date
	Pension Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans		All Plans
(Millions of Dollars)	2025	2024	2025	2024	2025	2024
Service cost	$5.5	$4.8	$8.8	$9.2	$0.1	$0.2
Interest cost	37.9	38.7	31.8	31.4	1.2	1.2
Expected return on plan assets	(44.6)	(45.6)	(36.8)	(32.9)	—	—
Amortization of prior service cost (credit)	0.4	0.5	(0.6)	(0.6)	—	—
Amortization of net loss (gain)	6.2	6.0	1.7	3.3	(1.3)	(0.9)
Settlement / curtailment loss	—	—	19.2	3.5	—	—
Special termination benefit	—	—	—	—	6.1	—
Net periodic pension expense	$5.4	$4.4	$24.1	$13.9	$6.1	$0.5
The components of net periodic benefit expense other than the service cost component are typically included in Other, net in the Consolidated Statements of Operations and Comprehensive Income. The settlement and curtailment loss recorded in the third quarter of 2025 as reflected in the tables above was included in Restructuring charges in the Consolidated Statements of Operations and Comprehensive Income. Refer to Note L, Restructuring Charges and Other, net for further information.

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

Recurring Fair Value Measurements
The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis for each of the hierarchy levels:

(Millions of Dollars)	Total Carrying Value	Level 1	Level 2	Level 3
September 27, 2025
Money market fund	$17.1	$17.1	$—	$—
Deferred compensation plan investments	$14.7	$14.7	$—	$—
Derivative assets	$12.0	$—	$12.0	$—
Derivative liabilities	$33.8	$—	$33.8	$—
Non-derivative hedging instrument	$552.4	$—	$552.4	$—
Contingent consideration liability	$116.6	$—	$—	$116.6
December 28, 2024
Money market fund	$14.2	$14.2	$—	$—
Deferred compensation plan investments	$17.0	$17.0	$—	$—
Derivative assets	$32.6	$—	$32.6	$—
Derivative liabilities	$11.8	$—	$11.8	$—
Contingent consideration liability	$167.4	$—	$—	$167.4
The following table provides information about the Company's financial assets and liabilities not carried at fair value:

	September 27, 2025		December 28, 2024
(Millions of Dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
Other investments	$2.0	$1.9	$4.0	$3.9
Long-term debt, including current portion	$5,257.6	$4,836.3	$6,103.0	$5,548.8
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
The long-term debt instruments are considered Level 2 instruments and are measured using a discounted cash flow analysis based on the Company’s marginal borrowing rates. The differences between the carrying values and fair values of long-term debt are attributable to the stated interest rates differing from the Company's marginal borrowing rates. The fair values of the Company's variable rate short-term borrowings approximate their carrying values at September 27, 2025 and December 28, 2024.
As part of the Craftsman® brand acquisition in March 2017, the Company recorded a contingent consideration liability representing the Company's obligation to make future payments to Transform Holdco, LLC, which operates Sears and Kmart retail locations, of between 2.5% and 3.5% on sales of Craftsman products in new Stanley Black & Decker channels through March 2032. During the nine months ended September 27, 2025, the Company paid $27.0 million for royalties owed. The Company will continue making future payments quarterly through the second quarter of 2032. The estimated fair value of the contingent consideration liability is determined using a discounted cash flow analysis taking into consideration future sales projections, forecasted payments to Transform Holdco, LLC, based on contractual royalty rates, and the related tax impacts. The estimated fair value of the contingent consideration liability was $116.6 million and $167.4 million as of September 27, 2025 and December 28, 2024, respectively. Adjustments to the contingent consideration liability, with the exception of cash payments, are recorded in selling, general, and administrative ("SG&A") expense in the Consolidated Statements of Operations and Comprehensive Income. A 100 basis point reduction in the discount rate would result in an increase to the liability of approximately $2.7 million as of September 27, 2025.

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

Non-Recurring Fair Value Measurements
During the third quarter of 2025, in conjunction with its annual long-term strategic planning, the Company updated its brand prioritization strategy to transition targeted product categories to its major brands, while leveraging certain of its specialty brands on more focused product categories and regions where those brands hold more meaningful market positions and value to end users. As a result of these strategic decisions, and in connection with the preparation of its financial statements for the quarter ended September 27, 2025, the Company tested its indefinite-lived trade names for impairment utilizing a discounted cash flow valuation model. The key assumptions used included discount rates, royalty rates, and perpetual growth rates applied to updated sales projections. The Company determined that the fair values of its indefinite-lived trade names exceeded their respective carrying amounts, with the exception of the Lenox, Troy-Bilt, and Irwin trade names. The Company recognized a pre-tax, non-cash impairment charge of $108.4 million related to these trade names in the third quarter of 2025. Subsequent to this impairment charge, the carrying value for the Lenox, Troy-Bilt, and Irwin trade names totaled $119.6 million. These trade names, which the Company intends to continue utilizing indefinitely in a more focused manner as described above, represented approximately 6% of 2024 net sales for the Tools & Outdoor segment. In addition, as part of its annual long-term strategic planning and ongoing portfolio assessment, the Company has made the strategic decision to exit most of its minority investments that are mainly associated with legacy corporate ventures, which resulted in a pre-tax, non-cash impairment charge of $43.9 million in the third quarter of 2025.

In the third quarter of 2024, the Company recognized a $41.0 million pre-tax, non-cash impairment charge related to the Lenox trade name. Refer to the Company’s Annual Report on Form 10-K for the year ended December 28, 2024 for further information.

The Company recorded impairment charges in the first quarter of 2024 and the fourth quarter of 2023 to adjust the carrying amount of the long-lived assets of its Infrastructure business sold on April 1, 2024. Refer to Note Q, Divestitures, for further discussion.

The Company had no other significant non-recurring fair value measurements, nor any other financial assets or liabilities measured using Level 3 inputs, during the first nine months of 2025 or 2024.

L.    RESTRUCTURING CHARGES AND OTHER, NET

A summary of the restructuring reserve activity from December 28, 2024 to September 27, 2025 is as follows:

(Millions of Dollars)	December 28, 2024	Net Additions	Usage	Currency	September 27, 2025
Severance and related costs	$25.3	$50.9	$(44.2)	$(1.1)	$30.9
Facility closures and other	20.1	1.2	(16.2)	—	5.1
Total	$45.4	$52.1	$(60.4)	$(1.1)	$36.0
For the three and nine months ended September 27, 2025, the Company recognized net restructuring charges of $32.1 million and $52.1 million, respectively, primarily driven by severance costs and related pension charges associated with reorganizations of the Company’s corporate and support functions and supply chain resources, as well as facility exit costs related to footprint actions associated with the supply chain transformation. The majority of the $36.0 million of reserves remaining as of September 27, 2025 is expected to be utilized within the next 12 months.
Segments: The $52.1 million of net restructuring charges for the nine months ended September 27, 2025 includes: $38.8 million in the Tools & Outdoor segment; $1.9 million in the Engineered Fastening segment; and $11.4 million in Corporate.
The $32.1 million of net restructuring charges for the three months ended September 27, 2025 includes: $29.5 million in the Tools & Outdoor segment; $0.3 million in the Engineered Fastening segment; and $2.3 million in Corporate.

Other, net amounted to $72.2 million and $86.4 million for the three months ended September 27, 2025 and September 28, 2024, respectively, which included intangible asset amortization expense of $37.3 million and $40.8 million, respectively. Other, net amounted to $187.4 million and $392.9 million for the nine months ended September 27, 2025 and September 28, 2024, respectively, which included intangible asset amortization expense of $112.0 million and $122.6 million, respectively. In addition, for the nine months ended September 28, 2024, Other, net included the Centredale environmental reserve adjustment of $142.3 million. Refer to Note O, Contingencies, for further discussion of the Centredale site.
Other, net is also comprised of several other items, none of which were individually significant during the three and nine months ended September 27, 2025 and September 28, 2024, primarily related to currency-related gains or losses, other environmental remediation expenses, deal costs and related consulting costs, certain pension gains or losses, and income related to providing transition services to previously divested businesses.
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
For the three and nine months ended September 27, 2025, the Company recognized an income tax benefit of $15.8 million and $53.8 million, respectively, resulting in effective tax rates of (44.4)% and (28.3)%, respectively. The effective tax rates for the three and nine months ended September 27, 2025 differ from the U.S. statutory tax rate of 21% primarily due to the remeasurement of uncertain tax positions, partially offset by non-deductible expenses.
For the three and nine months ended September 28, 2024, the Company recognized an income tax benefit of $1.6 million and income tax expense of $24.3 million, respectively, resulting in effective tax rates of (1.8)% and 21.0%, respectively. The effective tax rate for the three months ended September 28, 2024 differs from the U.S. statutory tax rate of 21% primarily due to the recognition of previously unrecognized foreign deferred tax assets, remeasurement of uncertain tax positions, tax credits, and state income taxes, partially offset by non-deductible expenses and U.S. tax on foreign earnings. For the nine months ended September 28, 2024, the primary drivers are consistent with those discussed above, which in aggregate result in an effective tax rate equivalent to the U.S. statutory tax rate of 21%.
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

(Millions of Dollars)	Third Quarter 2025
	Tools & Outdoor	Engineered Fastening	Total
Net Sales	$3,255.5	$500.5	$3,756.0

Cost of sales	2,221.2	355.7
Selling, general and administrative	651.1	85.0
Segment Profit	$383.2	$59.8	$443.0

Corporate overhead			(54.9)
Other, net			(72.2)
Asset impairment charges			(169.1)
Restructuring charges			(32.1)
Interest income			50.0
Interest expense			(129.1)
Earnings from continuing operations before income taxes			$35.6

(Millions of Dollars)	Year-to-Date 2025
	Tools & Outdoor	Engineered Fastening	Total
Net Sales	$9,997.8	$1,448.0	$11,445.8

Cost of sales	7,037.6	1,039.7
Selling, general and administrative	2,049.7	274.5
Segment Profit	$910.5	$133.8	$1,044.3

Corporate overhead			(209.0)
Other, net			(187.4)
Loss on sale of business			(0.3)
Asset impairment charges			(169.1)
Restructuring charges			(52.1)
Interest income			148.1
Interest expense			(384.6)
Earnings from continuing operations before income taxes			$189.9

(Millions of Dollars)	Third Quarter 2024
	Tools & Outdoor	Engineered Fastening	Total
Net Sales	$3,263.3	$488.0	$3,751.3

Cost of sales	2,298.8	331.8
Selling, general and administrative	637.0	86.0
Segment Profit	$327.5	$70.2	$397.7

Corporate overhead			(74.2)
Other, net			(86.4)
Asset impairment charges			(46.9)
Restructuring charges			(22.1)
Interest income			52.8
Interest expense			(131.4)
Earnings from continuing operations before income taxes			$89.5

(Millions of Dollars)	Year-to-Date 2024
	Tools & Outdoor	Engineered Fastening	Total
Net Sales	$10,076.6	$1,568.6	$11,645.2

Cost of sales	7,173.5	1,101.7
Selling, general and administrative	2,003.8	264.7
Segment Profit	$899.3	$202.2	$1,101.5

Corporate overhead			(208.7)
Other, net			(392.9)
Asset impairment charges			(72.4)
Restructuring charges			(66.9)
Interest income			139.3
Interest expense			(384.2)
Earnings from continuing operations before income taxes			$115.7
The Company recognizes revenue at a point in time from the sale of tangible products or over time depending on when the performance obligation is satisfied. For the three and nine months ended September 27, 2025 and September 28, 2024, the majority of the Company’s revenue was recognized at the time of sale. The percent of total segment revenue recognized over time for the Engineered Fastening segment for the three and nine months ended September 27, 2025 was approximately 1% and 2%, respectively. The percent of total segment revenue recognized over time for the Engineered Fastening segment for both the three and nine months ended September 28, 2024 was approximately 3%.
The Engineered Fastening segment included the Infrastructure business prior to its sale on April 1, 2024. The Infrastructure business had $92.6 million of sales for the three months ended March 30, 2024.

(Millions of Dollars)	Third Quarter		Year-to-Date
	2025	2024	2025	2024
Capital and Software Expenditures
Tools & Outdoor	$54.1	$72.3	$174.8	$205.2
Engineered Fastening	11.8	14.2	35.7	34.2
Consolidated	$65.9	$86.5	$210.5	$239.4
Depreciation and Amortization
Tools & Outdoor	$100.1	$121.9	$299.1	$349.6
Engineered Fastening	30.1	32.8	89.6	100.3
Consolidated	$130.2	$154.7	$388.7	$449.9

(Millions of Dollars)	September 27, 2025	December 28, 2024
Segment Assets
Tools & Outdoor	$18,279.8	$18,135.8
Engineered Fastening	3,997.4	3,962.9
	22,277.2	22,098.7
Corporate assets	(523.3)	(249.8)
Consolidated	$21,753.9	$21,848.9

Corporate assets primarily consist of cash, deferred taxes, property, plant and equipment, and right-of-use lease assets. Based on the nature of the Company's cash pooling arrangements, at times the corporate-related cash accounts will be in a net liability position.

GEOGRAPHIC AREAS

The following table is a summary of net sales by geographic area for the three and nine months ended September 27, 2025 and September 28, 2024:

(Millions of Dollars)	Third Quarter		Year-to-Date
	2025	2024	2025	2024
United States	$2,323.0	$2,337.7	$7,080.7	$7,209.1
Canada	159.3	177.2	530.3	582.8
Other Americas	227.8	229.2	618.9	664.5
Europe	742.6	703.2	2,324.1	2,291.8
Asia	303.3	304.0	891.8	897.0
Consolidated	$3,756.0	$3,751.3	$11,445.8	$11,645.2

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
Government Investigation
As previously disclosed, on January 19, 2024, the Company was notified by the Compliance and Field Operations Division (the “Division”) of the Consumer Product Safety Commission (“CPSC”) that the Division intended to recommend the imposition of a civil penalty of approximately $32 million for alleged untimely reporting in relation to certain utility bars and miter saws that were subject to voluntary recalls in September 2019 and March 2022, respectively. The Company believes there are defenses to the Division’s claims, and has presented its defenses in a meeting with the Division on February 29, 2024 and in a written submission dated March 29, 2024. On April 1, 2024, the Division informed the Company's counsel that the Division intended to recommend that the CPSC refer the matter to the U.S. Department of Justice (the "DOJ"). On May 1, 2024, the Company was informed that the CPSC voted to refer the matter to the DOJ. In December 2024, the CPSC requested that the Company reproduce documents previously provided to the CPSC following changes to the agency’s electronic file sharing system. The Company has reproduced the requested documents to the CPSC. Counsel for the Company and DOJ have met to discuss the parties' positions. The Company does not expect that any sum it may have to pay in connection with this matter, including any reserved amount, will have a materially adverse effect on its financial position, results of operations or liquidity.
The Company is committed to upholding the highest standards of corporate governance and is continuously focused on ensuring the effectiveness of its policies, procedures, and controls.
Class Action Litigation
As previously disclosed, on March 24, 2023, a putative class action lawsuit titled Naresh Vissa Rammohan v. Stanley Black & Decker, Inc., et al., Case No. 3:23-cv-00369-KAD (the “Rammohan Class Action”), was filed in the United States District Court for the District of Connecticut against the Company and certain of the Company’s current and former officers and directors (together, "Defendants"). The complaint was filed on behalf of a purported class consisting of all purchasers of Stanley Black & Decker common stock between October 28, 2021 and July 28, 2022, inclusive. The complaint asserts violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 based on allegedly false and misleading statements related to consumer demand for the Company’s products amid changing COVID-19 trends and macroeconomic conditions. The complaint seeks unspecified damages and an award of costs and expenses. On October 13, 2023, Lead Plaintiff General Retirement System of the City of Detroit filed an Amended Complaint that asserts the same claims and seeks the same forms of relief as the original complaint. On December 14, 2023, Defendants filed a motion to dismiss the Amended Complaint in its entirety. Briefing on that motion concluded on April 5, 2024. Following the recent decision of the United States Court of Appeals for the Second Circuit in City of Hialeah Employees’ Retirement System v. Peloton Interactive, Inc., No. 24-2803 (2d Cir. 2025), Lead Plaintiff informed Defendants that it wished to amend its complaint. Pursuant to a stipulation between the parties, so ordered by the District Court on September 30, 2025, Lead Plaintiff provided Defendants with a proposed second amended complaint on October 30, 2025. By November 13, 2025, Defendants will advise the Court and Plaintiff whether they intend to consent to or oppose Plaintiff’s filing of its proposed second amended complaint. In the event that either consent is given or leave is granted for the filing of a second amended complaint, Defendants would file a renewed motion to dismiss by December 18, 2025. In the meantime, the Court denied Defendants’ initial motion to dismiss without prejudice to renewal. The Company intends to vigorously defend this action in all respects. Given the early stage of this litigation, at this time, the Company is not in a position to assess the likelihood of any potential loss or adverse effect on its financial condition or to estimate the amount or range of potential losses, if any, from this action.
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
The Company’s policy is to accrue environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. If no amount in the range of probable loss is considered most likely, the minimum loss in the range is accrued. The amount of liability recorded is based on an evaluation of currently available facts with respect to each individual site and includes such factors as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. The liabilities recorded do not take into account any claims for recoveries from insurance or third parties. As assessments and remediation progress at individual sites, the amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. As of September 27, 2025 and December 28, 2024, the Company had reserves of $264.8 million and $275.4 million, respectively, for remediation activities associated with Company-owned properties, as well as for Superfund sites, for losses that are probable and estimable. Of the September 27, 2025 amount, $70.6 million is classified as current within Accrued expenses and $194.2 million as long-term within Other liabilities which is expected to be paid over the estimated remediation period. As of September 27, 2025, the Company's net cash obligations, including the WCLC assets discussed below, is $247.4 million. As of September 27, 2025, the range of environmental remediation costs that is reasonably possible is $182.9 million to $396.4 million which is subject to change in the near term. The Company may be liable for environmental remediation of sites it no longer owns. Liabilities have been recorded on those sites in accordance with the Company's policy.
West Cost Loading Corporation
As of September 27, 2025, the Company has recorded $17.4 million in Other assets related to funding received by the Environmental Protection Agency (“EPA”) and placed in a trust in accordance with the final settlement with the EPA, embodied in a Consent Decree approved by the United States District Court for the Central District of California on July 3, 2013. Per the Consent Decree, Emhart Industries, Inc. (a dissolved and liquidated former indirectly wholly-owned subsidiary of The Black & Decker Corporation) (“Emhart”) has agreed to be responsible for an interim remedy at a site located in Rialto, California and formerly operated by WCLC, a defunct company for which Emhart was alleged to be liable as a successor. The remedy will be funded by (i) the amounts received from the EPA as gathered from multiple parties, and, to the extent necessary, (ii) Emhart's affiliate. The interim remedy required the construction of a water treatment facility and the treatment of ground water at or around the site for a period of approximately 30 years or more. The construction of the water treatment facility was completed in September 2023, and the treatment of ground water is ongoing. As of September 27, 2025, the Company's net cash obligation associated with these remediation activities, including WCLC assets, is $6.0 million.
Centredale Site

On April 8, 2019, the United States District Court approved a Consent Decree documenting the terms of a settlement between the Company and the United States for reimbursement of EPA's past costs and remediation of environmental contamination found at the Centredale Manor Restoration Project Superfund Site ("Centredale site"), located in North Providence, Rhode Island. Black & Decker and Emhart are liable for site clean-up costs under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") as successors to the liability of Metro-Atlantic, Inc., a former operator at the Centredale site. The Company is complying with the terms of the settlement and has fully reimbursed the EPA for its past costs. Remediation work at the Centredale site remains ongoing. Technical and regulatory issues have arisen in connection with the disposal methods selected and described in the statement of work for contaminated Centredale site soils and sediment. Emhart’s contractor is working with the EPA and the Rhode Island Department of Environmental Management (“RIDEM”) to develop alternatives. Based on these evolving technical and regulatory discussions, in the second quarter of 2024, the EPA and RIDEM began implementing regulatory changes that suggest that offsite landfill disposal now represents the most probable remedial alternative for the disposal of contaminated Centredale site soils and sediments. Significant open technical and regulatory issues relating to the implementation of this disposal alternative remain, including final EPA and RIDEM approvals, and further developments may result in additional or different remedial actions. Emhart’s contractor’s assessment of the offsite landfill disposal alternative involves soil and sediment volume estimates that could also change or increase as additional design investigations are performed at the site, which may further impact the remediation process. Emhart has recently entered into a cooperative agreement with the Federal and State Natural Resource Trustees to collectively conduct an assessment of what, if any, Natural Resource Damages may be associated with the contamination at the Centredale Site. Litigation continues in the District Court concerning Phase 3 of the case, which is addressing the potential allocation of liability to other PRPs who may have contributed to contamination of the Centredale site with dioxins, polychlorinated biphenyls and other contaminants of concern. Emhart proceeded to trial in a six-week bench trial in Phase 3 on the issue of CERCLA liability against 4 PRPs in October 2024. The Court issued a decision on September 8, 2025, finding all four PRPs liable for contamination at the Site. The litigation will now move to a final allocation phase, Phase 3(B), which will determine each PRP’s equitable share of responsibility for the Centredale site investigation, cleanup costs, and other damages caused by the contamination. As of September 27, 2025, the Company has reserved $157.7 million for this site.
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
In March 2017, the EPA announced a plan to commence an allocation process to identify PRPs that may be eligible for a cash out settlement for the remediation costs. As a result of the allocation process, the EPA and certain parties (including the Company) reached an agreement for a cash-out settlement for remediation of the entire 17-mile LPR. On December 16, 2022, the United States lodged a Consent Decree with the United States District Court for the District of New Jersey in United States v. Alden Leeds, Inc. et al. (No. 2:22-cv-07326) that addressed the liability of 85 parties (including the Company) for an aggregate amount of $150 million. On December 18, 2024, the Court granted the United States’ motion to enter the Consent Decree. The Court’s order entering the Consent Decree has been appealed by two parties (Occidental Chemical Company (“OCC”) and Nokia of America) which were not offered to participate in the settlement. While briefing is ongoing, OCC filed documents with the Court indicating that OCC is now known as Environmental Resource Holdings LCC due to internal reorganization. The Company’s defense group is seeking information to determine whether Environmental Resource Holdings LLC is the proper party to the appeal and to confirm that the corporate successor has the financial resources to satisfy OCC’s liabilities at the LPR. The Company has paid its share of the settlement amount, which currently is held in escrow by the EPA pending the outcome of the appeal.
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
Kerr McGee
Per the terms of a Final Order and Judgment approved by the United States District Court for the Middle District of Florida on January 22, 1991, Emhart is responsible for a percentage of remedial costs arising out of the Kerr McGee Chemical Corporation Superfund Site located in Jacksonville, Florida. On March 15, 2017, the Company received formal notification from the EPA that the EPA had issued a ROD selecting the preferred alternative identified in the Proposed Cleanup Plan. The Multistate Trust managing the remediation provides quarterly projections for the remediation costs for work to be performed, and the Company adjusts the reserve for its percentage share of such costs accordingly. As of September 27, 2025, the Company has reserved $21.8 million for this site.
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

P.    COMMITMENTS AND GUARANTEES

COMMITMENTS — The Company has numerous assets, predominantly real estate, vehicles and equipment, under various lease arrangements. The following is a summary of the Company's right-of-use assets and lease liabilities:

(Millions of Dollars)	September 27, 2025	December 28, 2024
Right-of-use assets	$423.0	$473.4
Lease liabilities	$438.0	$491.8
Weighted-average incremental borrowing rate	4.7%	4.7%
Weighted-average remaining term	6 years	6 years

Right-of-use assets are included within Other assets in the Condensed Consolidated Balance Sheets, while lease liabilities are included within Accrued expenses and Other liabilities, as appropriate. The Company determines its incremental borrowing rate based on interest rates from its debt issuances, taking into consideration adjustments for collateral, lease terms and foreign currency.

The Company has arrangements with third-party financial institutions that offer voluntary supply chain finance ("SCF") programs. These arrangements enable certain of the Company’s suppliers, at the supplier’s sole discretion, to sell receivables due from the Company to the financial institutions on terms directly negotiated with the financial institutions. The Company negotiates commercial terms with its suppliers, including prices, quantities, and payment terms, regardless of suppliers’ decisions to finance the receivables due from the Company under these SCF programs. The Company has no economic interest in a supplier’s decision to participate in these SCF programs, and no direct financial relationship with the financial institutions, as it relates to these SCF programs. The amounts due to the financial institutions for suppliers that voluntarily participate in these SCF programs were presented within Accounts payable on the Company’s Condensed Consolidated Balance Sheets and totaled $397.1 million and $483.6 million as of September 27, 2025 and December 28, 2024, respectively.

As of September 27, 2025, the Company had unrecognized commitments that require the future purchase of goods or services (unconditional purchase obligations) to provide it with access to products and services at competitive prices. These obligations consist of supplier agreements with long-term minimum material purchase requirements and freight forwarding arrangements with minimum quantity commitments. As of September 27, 2025, the Company had unconditional purchase obligations of $152.3 million, consisting of $21.0 million in 2025, $59.9 million in 2026 and $71.4 million in 2027.

GUARANTEES — The Company’s financial guarantees at September 27, 2025 are as follows:

(Millions of Dollars)	Term	Maximum Potential Payment	Carrying Amount of Liability
Guarantees on the residual values of leased assets	Four years to nine years	$45.5	$—
Standby letters of credit	Up to twenty years	176.7	—
Commercial customer financing arrangements	Up to ten years	103.5	18.5
Total		$325.7	$18.5
The Company has guaranteed a portion of the residual values associated with certain of its variable rate leases. The lease guarantees are for an amount up to $45.5 million while the fair value of the underlying assets is estimated at $57.9 million. The related assets would be available to satisfy the guarantee obligations. In May 2025, a distribution center that was previously under a variable rate lease contract was sold. The proceeds from the sale were used to fully satisfy the Company's guarantee.

The Company has issued $176.7 million in standby letters of credit that guarantee future payments which may be required under certain insurance programs and in relation to certain environmental remediation activities described more fully in Note O, Contingencies.

The Company provides various limited and full recourse guarantees to financial institutions that provide financing to U.S. and Canadian Mac Tool distributors and franchisees for their initial purchase of the inventory and trucks necessary to function as a distributor and franchisee. In addition, the Company provides limited and full recourse guarantees to financial institutions that extend credit to certain end retail customers of its U.S. Mac Tool distributors and franchisees. The gross amount guaranteed in these arrangements is $103.5 million and the $18.5 million carrying value of the guarantees issued is recorded in Other liabilities in the Condensed Consolidated Balance Sheets.

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

The changes in the carrying amount of product warranties for the nine months ended September 27, 2025 and September 28, 2024 are as follows:

(Millions of Dollars)	2025	2024
Balance beginning of period	$140.1	$136.7
Warranties and guarantees issued	134.1	136.8
Warranty payments and currency	(117.6)	(129.1)
Balance end of period	$156.6	$144.4

Q.    DIVESTITURES

Infrastructure business

On April 1, 2024, the Company completed the sale of its Infrastructure business to Epiroc AB for $760 million. The Company received proceeds of $728.5 million at closing, net of customary adjustments and costs. This divestiture did not qualify for discontinued operations and therefore, its results were included in the Company's Consolidated Statements of Operations and Comprehensive Income through the date of sale. The pre-tax income for this business was $9.6 million for the three months ended March 30, 2024.

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
Repurchases Of Securities Other Than Common Stock
In April 2021, the Board of Directors approved repurchases by the Company of its outstanding securities, other than its common stock, up to an aggregate amount of $3.0 billion (the “April 2021 Authorization”). Repurchases of $1.1 billion were made under the April 2021 Authorization, and as of September 27, 2025, $1.9 billion remained available for future repurchases under the April 2021 Authorization. In October 2025, the Board of Directors terminated the April 2021 Authorization including any amounts remaining available for repurchase thereunder, and approved repurchases by the Company of its outstanding securities, other than its common stock, up to an aggregate amount of $3.0 billion. No repurchases have been executed pursuant to this authorization to date.
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
During the first nine months of 2025 and since inception of the program, the Company has generated approximately $400 million and $1.9 billion, respectively, of pre-tax run-rate savings, driven by lower headcount, indirect spend reductions and the supply chain transformation. These savings are comprised of supply chain efficiency benefits, which support gross margin improvements as the benefits turn through inventory, and SG&A savings. The Company believes that it is on track to grow to approximately $2 billion of pre-tax run-rate savings by year-end 2025.
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

The Company’s operating results at the consolidated level as discussed below include and exclude certain gains and charges impacting gross profit, SG&A, Other, net, and Income taxes. The Company’s business segment results as discussed below include and exclude certain gains and charges impacting gross profit and SG&A. Corporate overhead as discussed below includes and excludes certain gains and charges. These amounts for the third quarter and year-to-date periods of 2025 and 2024 are as follows:

Third Quarter 2025

(Millions of Dollars)	GAAP	Non-GAAP Adjustments[2]	Non-GAAP
Gross profit	$1,179.1	$8.0	$1,187.1
Selling, general and administrative[1]	791.0	(4.1)	786.9
Earnings from continuing operations before income taxes	35.6	217.6	253.2
Income taxes on continuing operations[3]	(15.8)	51.3	35.5
Net earnings from continuing operations	51.4	166.3	217.7
Diluted earnings per share of common stock - Continuing operations	$0.34	$1.09	$1.43

Year-To-Date 2025

(Millions of Dollars)	GAAP	Non-GAAP Adjustments[2]	Non-GAAP
Gross profit	$3,366.4	$44.7	$3,411.1
Selling, general and administrative[1]	2,531.1	(78.7)	2,452.4
Earnings from continuing operations before income taxes	189.9	332.1	522.0
Income taxes on continuing operations[3]	(53.8)	80.6	26.8
Net earnings from continuing operations	243.7	251.5	495.2
Diluted earnings per share of common stock - Continuing operations	$1.61	$1.65	$3.26

Third Quarter 2024

(Millions of Dollars)	GAAP	Non-GAAP Adjustments[2]	Non-GAAP
Gross profit	$1,120.6	$24.8	$1,145.4
Selling, general and administrative[1]	797.1	(15.1)	782.0
Earnings from continuing operations before income taxes	89.5	105.9	195.4
Income taxes on continuing operations[3]	(1.6)	12.0	10.4
Net earnings from continuing operations	91.1	93.9	185.0
Diluted earnings per share of common stock - Continuing operations	$0.60	$0.62	$1.22

Year-To-Date 2024

(Millions of Dollars)	GAAP	Non-GAAP Adjustments[2]	Non-GAAP
Gross profit	$3,370.3	$72.7	$3,443.0
Selling, general and administrative[1]	2,477.5	(62.8)	2,414.7
Earnings from continuing operations before income taxes	115.7	416.7	532.4
Income taxes on continuing operations[3]	24.3	74.4	98.7
Net earnings from continuing operations	91.4	342.3	433.7
Diluted earnings per share of common stock - Continuing operations	$0.60	$2.27	$2.87

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

Below is a summary of the pre-tax Non-GAAP adjustments for the third quarter and year-to-date periods of 2025 and 2024.

	Third Quarter		Year-to-Date
(Millions of Dollars)	2025	2024	2025	2024
Supply Chain Transformation Costs:
Footprint Rationalization[1]	$4.6	$25.4	$16.6	$57.8
Material Productivity & Operational Excellence	3.9	(1.0)	11.9	12.4
Voluntary retirement program[2]	—	—	11.9	—
Other (gains) charges	(0.5)	0.4	4.3	2.5
Gross profit	$8.0	$24.8	$44.7	$72.7

Supply Chain Transformation Costs:
Footprint Rationalization[1]	$4.0	$13.4	$15.1	$34.0
Complexity Reduction & Operational Excellence[3]	4.4	2.0	24.9	6.2
Transition services costs related to previously divested businesses	—	4.6	8.4	14.8
Voluntary retirement program[2]	—	—	33.5	(0.1)
Other (gains) charges	(4.3)	(4.9)	(3.2)	7.9
Selling, general and administrative	$4.1	$15.1	$78.7	$62.8

Income related to providing transition services to previously divested businesses	$—	$(4.6)	$(10.3)	$(14.8)
Voluntary retirement program[2]	—	—	6.2	—
Environmental charges[4]	—	(1.7)	(1.1)	152.1
Deal-related costs and other[5]	4.3	3.3	(7.6)	4.6
Other, net	$4.3	$(3.0)	$(12.8)	$141.9

Loss on sale of business	$—	$—	$0.3	$—
Asset impairment charges[6]	169.1	46.9	169.1	72.4
Restructuring charges[7]	32.1	22.1	52.1	66.9
Non-GAAP adjustments before income taxes	$217.6	$105.9	$332.1	$416.7

1	Footprint Rationalization costs primarily relate to site transformation and re-configuration costs of $26.7 million and $31.3 million in 2025 and 2024, respectively, as well as accelerated depreciation of manufacturing and distribution center equipment of $45.2 million in 2024. Facility exit costs related to site closures are reported in Restructuring charges.
2	In June 2025, the Company implemented a voluntary retirement program (“VRP”) to right-size the Company’s corporate and support functions to align with a more focused portfolio following recent divestitures and more streamlined operations as part of the supply chain transformation. The costs associated with the VRP relate to separation benefits provided to eligible employees who voluntarily retired from the Company.
3	Complexity Reduction & Operational Excellence costs in 2025 primarily relate to third-party consulting fees to provide expertise in identifying business model changes and quantifying related cost savings opportunities within the Company’s Engineered Fastening business, developing a detailed program and related governance, and assisting the Company with the implementation of actions necessary to achieve the identified objectives.
4	The $152.1 million pre-tax environmental charges in 2024 related primarily to a reserve adjustment for the non-active Centredale Superfund site as a result of regulatory changes and revisions to remediation alternatives.
5	Includes an $8.1 million gain on sale of a distribution center in the second quarter of 2025 as part of the supply chain transformation.
6	The asset impairment charges in 2025 were primarily driven by updates to the Company's brand prioritization strategy impacting the Lenox, Troy-Bilt, and Irwin trade names and the write down of certain minority investments pertaining to legacy corporate ventures. The asset impairment charges in 2024 were primarily related to the Lenox trade name and the Infrastructure business.
7	Refer to "Restructuring Activities" below for further discussion.

Below is a summary of the Company’s operating results at the consolidated level, followed by an overview of business segment performance. Organic growth is utilized to describe the Company's results excluding the impacts of foreign currency fluctuations, acquisitions during their initial 12 months of ownership, divestitures, and transfers of product lines between segments.

Consolidated Results

Net Sales: Net sales were $3.756 billion in the third quarter of 2025 in line with prior year sales of $3.751 billion in the third quarter of 2024, as a 5% increase in price and a 1% increase from foreign currency were offset by a 6% decrease in volume. Tools & Outdoor net sales were in line with the third quarter of 2024 as a 5% increase in price, a 1% increase from foreign currency, and a 1% increase from a product line transfer from Engineered Fastening were offset by a 7% decrease in volume. Engineered Fastening net sales increased 3% compared to the third quarter of 2024 as a 4% increase in volume, a 1% increase in price, and a 1% increase from foreign currency were partially offset by a 3% decrease from a product line transfer to Tools & Outdoor.

Net sales were $11.446 billion in the first nine months of 2025 compared to $11.645 billion in the first nine months of 2024, representing a decrease of 2% as a 2% increase in price was more than offset by a 3% decrease in volume and a 1% decrease from the Infrastructure divestiture. Tools & Outdoor net sales decreased 1% compared to the first nine months of 2024 as a 2% increase in price was more than offset by a 3% decrease in volume. Engineered Fastening net sales decreased 8% compared to the first nine months of 2024 as a 1% increase in price was more than offset by a 6% decrease from the Infrastructure divestiture and a 3% decrease from a product line transfer to Tools & Outdoor.

Cost of Sales and Gross Profit: The Company reported cost of sales of $2.577 billion in the third quarter of 2025 compared to $2.631 billion in the third quarter of 2024. The year-over-year change in cost of sales was primarily driven by lower volume and the supply chain transformation efficiencies, partially offset by the impact from tariffs and inflation. Gross profit, defined as sales less cost of sales, was $1.179 billion, or 31.4% of net sales, in the third quarter of 2025 compared to $1.121 billion, or 29.9% of net sales, in the third quarter of 2024. Non-GAAP adjustments, which increased cost of sales and reduced gross profit, were $8.0 million, or 0.2% of net sales, for the three months ended September 27, 2025 and $24.8 million, or 0.6% of net sales, for the three months ended September 28, 2024. Excluding these adjustments, gross profit was 31.6% of net sales, for the three months ended September 27, 2025, compared to 30.5% of net sales, for the three months ended September 28, 2024. The year-over-year change in gross profit as a percent of sales and adjusted gross profit as a percent of sales was primarily due to benefits from pricing strategies and supply chain transformation efficiencies, partially offset by tariffs, lower volume and inflation.
The Company reported cost of sales of $8.079 billion in the first nine months of 2025 compared to $8.275 billion in the first nine months of 2024. The year-over-year change in cost of sales was primarily driven by the same factors discussed above that impacted the third quarter of 2025. Gross profit, defined as sales less cost of sales, was $3.366 billion, or 29.4% of net sales, in the first nine months of 2025 compared to $3.370 billion, or 28.9% of net sales, in the first nine months of 2024. Non-GAAP adjustments, which increased cost of sales and reduced gross profit, were $44.7 million, or 0.4% of net sales, for the nine months ended September 27, 2025 and $72.7 million, or 0.7% of net sales, for the nine months ended September 28, 2024. Excluding these adjustments, gross profit was 29.8% of net sales, for the nine months ended September 27, 2025, compared to 29.6% of net sales, for the nine months ended September 28, 2024. The year-over-year change in gross profit as a percent of sales and adjusted gross profit as a percent of sales was primarily driven by the same factors discussed above that impacted the third quarter of 2025.
Selling, general and administrative: SG&A, inclusive of the provision for credit losses, was $791.0 million, or 21.1% of net sales, in the third quarter of 2025, compared to $797.1 million, or 21.2% of net sales, in the third quarter of 2024. Within SG&A, Non-GAAP adjustments totaled $4.1 million, or 0.1% of net sales, for the three months ended September 27, 2025 and $15.1 million, or 0.4% of net sales, for the three months ended September 28, 2024. Excluding these adjustments, SG&A was 21.0% of net sales for the three months ended September 27, 2025, compared to 20.8% for the three months ended September 28, 2024. SG&A as a percent of sales and adjusted SG&A as a percent of sales are relatively flat year-over-year, as the Company continues to fund growth investments while exercising disciplined and targeted cost management.
SG&A, inclusive of the provision for credit losses, was $2.531 billion, or 22.1% of net sales, in the first nine months of 2025, compared to $2.478 billion, or 21.3% of net sales, in the first nine months of 2024. Within SG&A, Non-GAAP adjustments totaled $78.7 million, or 0.7% of net sales, for the nine months ended September 27, 2025 and $62.8 million, or 0.6% of net sales, for the nine months ended September 28, 2024. Excluding these adjustments, SG&A was 21.4% of net sales for the nine months ended September 27, 2025, compared to 20.7% for the nine months ended September 28, 2024. The year-over-year change in SG&A as a percent of sales and adjusted SG&A as a percent of sales was driven by growth investments, which were partially offset by targeted cost management.

Distribution center costs (i.e. warehousing and fulfillment facility and associated labor costs) are classified within SG&A. This classification may differ from other companies who may report such expenses within cost of sales. Due to diversity in practice, to the extent the classification of these distribution costs differs from other companies, the Company’s gross margins may not be comparable. Such distribution costs classified in SG&A amounted to $130.3 million and $390.4 million for the three and nine months ended September 27, 2025, respectively, and $134.4 million and $396.7 million for the three and nine months ended September 28, 2024, respectively.

Other, net: Other, net totaled $72.2 million in the third quarter of 2025 compared to $86.4 million in the third quarter of 2024. Excluding Non-GAAP adjustments, Other, net totaled $67.9 million and $89.4 million in the third quarter of 2025 and 2024, respectively. The year-over-year decrease in Other, net, both inclusive and exclusive of Non-GAAP adjustments, is primarily driven by lower environmental remediation costs and lower intangible asset amortization.

Other, net totaled $187.4 million in the first nine months of 2025 and $392.9 million in the first nine months of 2024. The year-over-year decrease is primarily driven by a $142.3 million environmental remediation reserve adjustment related to the Centredale site and write-downs on certain investments in 2024, as well as lower intangible asset amortization in 2025. Excluding Non-GAAP adjustments, Other, net totaled $200.2 million and $251.0 million for the first nine months of 2025 and 2024, respectively. The year-over-year decrease in Other, net, excluding Non-GAAP adjustments, is primarily driven by lower environmental remediation costs and intangible asset amortization in 2025, and write-downs on certain investments in 2024.

Loss on Sale of Business: During the first nine months of 2025, the Company reported a pre-tax loss of $0.3 million related to the divestiture of a small business in the Engineered Fastening segment.

Asset Impairment Charges: During the third quarter of 2025, in conjunction with its annual long-term strategic planning, the Company recorded pre-tax, non-cash asset impairment charges of $169.1 million primarily driven by updates to the Company’s brand prioritization strategy impacting the Lenox, Troy-Bilt, and Irwin trade names, as well as its ongoing portfolio assessment and the strategic decision to exit most of its minority investments that are mainly associated with legacy corporate ventures.

During the third quarter of 2024, the Company recorded pre-tax, non-cash asset impairment charges of $46.9 million primarily related to the Lenox trade name. During the first quarter of 2024, the Company recorded a pre-tax impairment charge of $25.5 million related to the Infrastructure business.

Refer to Note K, Fair Value Measurements, for additional information on the third quarter 2025 impairment charges related to the trade names and minority investments. Refer to Note Q, Divestitures, for additional information on the divestiture of the Infrastructure business completed in the second quarter of 2024.

Interest, net: Net interest expense was $79.1 million in the third quarter of 2025 compared to $78.6 million in the third quarter of 2024. On a year-to-date basis, net interest expense was $236.5 million in 2025 and $244.9 million in 2024, primarily driven by higher interest income.

Income Taxes: For the three and nine months ended September 27, 2025, the Company recognized an income tax benefit of $15.8 million and $53.8 million, respectively, resulting in effective tax rates of (44.4)% and (28.3)%, respectively. Excluding the tax effect on Non-GAAP adjustments, for the three and nine months ended September 27, 2025, the Company recognized income tax expense of $35.5 million and $26.8 million, respectively, resulting in effective tax rates of 14.0% and 5.1%, respectively. These effective tax rates for the three and nine months ended September 27, 2025 differ from the U.S. statutory tax rate of 21% primarily due to the remeasurement of uncertain tax positions, partially offset by non-deductible expenses.

For the three and nine months ended September 28, 2024, the Company recognized an income tax benefit of $1.6 million and income tax expense of $24.3 million, respectively, resulting in effective tax rates of (1.8)% and 21.0%, respectively. Excluding the tax effect on Non-GAAP adjustments, for the three and nine months ended September 28, 2024, the Company recognized income tax expense of $10.4 million and $98.7 million, respectively, resulting in effective tax rates of 5.3% and 18.5%, respectively. These effective tax rates for the three months ended September 28, 2024 differ from the U.S. statutory tax rate of 21% primarily due to the recognition of previously unrecognized foreign deferred tax assets, remeasurement of uncertain tax positions, tax credits, and state income taxes, partially offset by non-deductible expenses and U.S. tax on foreign earnings. For the nine months ended September 28, 2024, the primary drivers are consistent with those discussed above, which in aggregate result in effective tax rates that approximate the U.S. statutory tax rate of 21%.

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
The Company’s operations are classified into two reportable business segments: Tools & Outdoor and Engineered Fastening.
Tools & Outdoor:

	Third Quarter		Year-to-Date
(Millions of Dollars)	2025	2024	2025	2024
Net sales	$3,255.5	$3,263.3	$9,997.8	$10,076.6
Segment profit	$383.2	$327.5	$910.5	$899.3
% of Net sales	11.8%	10.0%	9.1%	8.9%

Tools & Outdoor net sales decreased $7.8 million in the third quarter of 2025 compared to the third quarter of 2024 as a 5% increase in price, a 1% increase from foreign currency, and a 1% increase from a product line transfer from Engineered Fastening were offset by a 7% decrease in volume. Organic revenue decreased 2%, driven by expected tariff related promotional reductions and a soft consumer backdrop, partially offset by continued DEWALT® growth. Total revenue decreased 2% in North America, increased 6% in Europe, and decreased 1% in the rest of the world. Excluding the impact from foreign currency, organic revenue decreased 2% in North America, remained flat in Europe, and decreased 1% in the rest of the world.
Tools & Outdoor net sales decreased $78.8 million, or 1%, in the first nine months of 2025 compared to the first nine months of 2024 as a 2% increase in price was more than offset by a 3% decrease in volume. Total revenue decreased 1% in North America, increased 3% in Europe, and decreased 4% in the rest of the world. Excluding the impact from foreign currency, organic revenue decreased 1% in all regions.
Segment profit for the third quarter of 2025 was $383.2 million, or 11.8% of net sales, compared to $327.5 million, or 10.0% of net sales, in the third quarter of 2024. Excluding Non-GAAP adjustments, which primarily related to footprint actions associated with the supply chain transformation in both periods, of $6.8 million, or 0.2% of net sales, and $35.5 million, or 1.1% of net sales, for the three months ended September 27, 2025 and September 28, 2024, respectively, segment profit was 12.0% of net sales in the third quarter of 2025 and 11.1% of net sales in the third quarter of 2024. The year-over-year change in segment profit as a percent of sales and adjusted segment profit as a percent of sales was primarily due to price and supply chain transformation efficiencies, partially offset by tariffs, lower volume and inflation.
Segment profit for the first nine months of 2025 was $910.5 million, or 9.1% of net sales, compared to $899.3 million, or 8.9% of net sales, in the first nine months of 2024. Excluding Non-GAAP adjustments, which primarily related to a voluntary retirement program in 2025 and footprint actions associated with the supply chain transformation in both periods, of $70.2 million, or 0.7% of net sales, and $111.0 million, or 1.1% of net sales, for the nine months ended September 27, 2025 and September 28, 2024, respectively, segment profit was 9.8% of net sales in the first nine months of 2025 and 10.0% of net sales in the first nine months of 2024. The year-over-year change in segment profit as a percent of sales and adjusted segment profit was relatively flat as the impact of supply chain transformation efficiencies, price and cost control were offset by the impact from tariffs, lower volume, and investments in growth initiatives.

Engineered Fastening:

	Third Quarter		Year-to-Date
(Millions of Dollars)	2025	2024	2025	2024
Net sales	$500.5	$488.0	$1,448.0	$1,568.6
Segment profit	$59.8	$70.2	$133.8	$202.2
% of Net sales	11.9%	14.4%	9.2%	12.9%

Engineered Fastening net sales increased $12.5 million, or 3%, in the third quarter of 2025 compared to the third quarter of 2024, as a 4% increase in volume, a 1% increase in price, and a 1% increase from foreign currency were partially offset by a 3% decrease from a product line transfer to Tools & Outdoor. Engineered Fastening organic revenues increased 5%, supported by the stronger than anticipated automotive market and continued strength in aerospace, partially offset by lower industrial volume.
Engineered Fastening net sales decreased $120.6 million, or 8%, in the first nine months of 2025 compared to the first nine months of 2024, as a 1% increase in price was more than offset by a 6% decrease from the Infrastructure divestiture and a 3% decrease from a product line transfer to Tools & Outdoor. Engineered Fastening organic revenues increased 1%, driven by strength in aerospace, partially offset by declines in industrial and automotive.
Engineered Fastening segment profit for the third quarter of 2025 totaled $59.8 million, or 11.9% of net sales, compared to $70.2 million, or 14.4% of net sales, in the corresponding 2024 period. Excluding a Non-GAAP charge of $4.1 million, or 0.9% of net sales, for the three months ended September 27, 2025 and a Non-GAAP gain of $2.6 million, or 0.5% of net sales, for the three months ended September 28, 2024, which primarily related to the supply chain transformation in both periods, segment profit amounted to 12.8% of net sales in the third quarter of 2025 compared to 13.9% of net sales in the third quarter of 2024. The year-over-year change in segment profit as a percent of sales and adjusted segment profit as a percent of sales was primarily due to elevated production costs in relation to a tough prior year comparable.
Engineered Fastening segment profit for the first nine months of 2025 totaled $133.8 million, or 9.2% of net sales, compared to $202.2 million, or 12.9% of net sales, in the corresponding 2024 period. Excluding Non-GAAP adjustments of $29.1 million, or 2.1% of net sales, for the nine months ended September 27, 2025, which related to a voluntary retirement program and costs associated with the supply chain transformation, and $3.4 million, or 0.2% of net sales, for the nine months ended September 28, 2024, segment profit amounted to 11.3% of net sales in the first nine months of 2025 compared to 13.1% of net sales in the first nine months of 2024. The year-over-year change in segment profit as a percent of sales and adjusted segment profit as a percent of sales were primarily due to lower volume in the higher-margin automotive business.

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

Corporate overhead amounted to $54.9 million and $74.2 million in the third quarter of 2025 and 2024, respectively. Excluding Non-GAAP adjustments of $1.2 million for the three months ended September 27, 2025 and $7.0 million for the three months ended September 28, 2024, which primarily consisted of transition services costs related to previously divested businesses, the corporate overhead element of SG&A was $53.7 million and $67.2 million for the three months ended September 27, 2025 and September 28, 2024, respectively.
On a year-to-date basis, corporate overhead amounted to $209.0 million and $208.7 million in the first nine months of 2025 and 2024, respectively. Excluding Non-GAAP adjustments, which primarily consisted of a voluntary retirement program in 2025 and transition services costs related to previously divested businesses in both periods, of $24.1 million for the nine months ended September 27, 2025 and $21.1 million for the nine months ended September 28, 2024, the corporate overhead element of SG&A was $184.9 million and $187.6 million for the nine months ended September 27, 2025 and September 28, 2024, respectively.
RESTRUCTURING ACTIVITIES
A summary of the restructuring reserve activity from December 28, 2024 to September 27, 2025 is as follows:

(Millions of Dollars)	December 28, 2024	Net Additions	Usage	Currency	September 27, 2025
Severance and related costs	$25.3	$50.9	$(44.2)	$(1.1)	$30.9
Facility closures and other	20.1	1.2	(16.2)	—	5.1
Total	$45.4	$52.1	$(60.4)	$(1.1)	$36.0
For the three and nine months ended September 27, 2025, the Company recognized net restructuring charges of $32.1 million and $52.1 million, respectively, primarily driven by severance costs and related pension charges associated with reorganizations of the Company’s corporate and support functions and supply chain resources, as well as facility exit costs related to footprint actions associated with the supply chain transformation. The Company expects to achieve annual net cost savings of approximately $90 million by the end of 2026 related to the restructuring costs incurred during the nine months ended September 27, 2025. The majority of the $36.0 million of reserves remaining as of September 27, 2025 is expected to be utilized within the next 12 months.
Segments:
The $52.1 million of net restructuring charges for the nine months ended September 27, 2025 includes: $38.8 million in the Tools & Outdoor segment; $1.9 million in the Engineered Fastening segment; and $11.4 million in Corporate.
The $32.1 million of net restructuring charges for the three months ended September 27, 2025 includes: $29.5 million in the Tools & Outdoor segment; $0.3 million in the Engineered Fastening segment; and $2.3 million in Corporate.
The anticipated annual net cost savings of approximately $90 million related to the 2025 restructuring actions include: $58 million in the Tools & Outdoor segment; $4 million in the Engineered Fastening segment; and $28 million in Corporate.

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

2025 PLANNING ASSUMPTIONS
This discussion of certain planning assumptions is intended to provide broad insight into the Company's near-term earnings and cash flow generation prospects. The Company's planning assumptions for 2025 are for diluted earnings per share on a GAAP basis to be $2.55 to $2.70 (from $3.45 (+/-$0.10)) incorporating the third quarter pre-tax non-cash asset impairment charges of $169 million. The Company expects diluted earnings per share excluding Non-GAAP adjustments to be approximately $4.55, revised from approximately $4.65, reflecting higher production costs that the Company expects to adjust back to targeted levels during the fourth quarter. The Company is targeting free cash flow to approximate $600 million, unchanged from the second quarter of 2025.

The difference between the planning assumptions for 2025 diluted earnings per share on a GAAP basis and diluted earnings per share excluding Non-GAAP adjustments is approximately $1.85 to $2.00, consisting primarily of charges related to the supply chain transformation under the Global Cost Reduction Program, non-cash asset impairment charges and other cost actions.

FINANCIAL CONDITION

Liquidity, Sources and Uses of Capital: The Company’s primary sources of liquidity are cash flows generated from operations and available lines of credit under various credit facilities.

Operating Activities: Cash flows provided by operations were $221.2 million in the third quarter of 2025 compared to $285.8 million in the corresponding period of 2024, primarily driven by lower earnings. Year-to-date cash flows provided by operations were $15.5 million in 2025 compared to $427.8 million in the corresponding period of 2024, as higher earnings were more than offset by changes in working capital.

Free Cash Flow: Free cash flow, as defined in the table below, was an inflow of $155.3 million and $199.3 million in the third quarter of 2025 and 2024, respectively. On a year-to-date basis, free cash flow was an outflow of $195.0 million in 2025 and an inflow of $188.4 million in 2024. The year-over-year change in free cash flow was due to the same factors discussed above in operating activities, as well as lower planned capital expenditures in 2025. Management considers free cash flow an important indicator of its liquidity and capital efficiency, as well as its ability to fund future growth and provide dividends to shareowners, and is useful information for investors. Free cash flow does not include deductions for mandatory debt service, other borrowing activity, discretionary dividends on the Company’s common stock and business acquisitions, among other items.

	Third Quarter		Year-to-Date
(Millions of Dollars)	2025	2024	2025	2024
Net cash provided by operating activities	$221.2	$285.8	$15.5	$427.8
Less: capital and software expenditures	(65.9)	(86.5)	(210.5)	(239.4)
Free cash flow	$155.3	$199.3	$(195.0)	$188.4
Investing Activities: Cash flows used in investing activities totaled $65.1 million and $85.4 million in the third quarter of 2025 and 2024, respectively, primarily due to capital and software expenditures of $65.9 million and $86.5 million in 2025 and 2024, respectively.
Cash flows used in investing activities totaled $190.0 million in the first nine months of 2025, primarily due to capital and software expenditures of $210.5 million. Cash flows provided by investing activities totaled $500.8 million in the first nine months of 2024, primarily due to net proceeds from sales of businesses of $735.6 million, partially offset by capital and software expenditures of $239.4 million.
Financing Activities: Cash flows used in financing activities totaled $188.1 million in the third quarter of 2025, primarily driven by payments on long term-debt of $350.1 million and cash dividend payments on common stock of $125.8 million, partially offset by short-term commercial paper borrowings of $287.9 million. Cash flows used in financing activities totaled $234.3 million in the third quarter of 2024, primarily driven by cash dividend payments on common stock of $123.6 million and net short-term commercial paper repayments of $121.5 million
Cash flows provided by financing activities totaled $90.9 million in the first nine months of 2025, primarily driven by net short-term commercial paper borrowings of $1.326 billion, partially offset by payments on long-term debt of $850.4 million and cash dividend payments on common stock of $374.3 million. Cash flows used in financing activities totaled $1.054 billion in the first nine months of 2024, primarily driven by net short-term commercial paper repayments of $692.3 million and cash dividend payments on common stock of $367.2 million.

Credit Ratings & Liquidity:

The Company maintains investment grade credit ratings from the major U.S. rating agencies on its senior unsecured debt (S&P BBB+, Fitch BBB+, Moody's Baa3), as well as its commercial paper program (S&P A-2, Fitch F2, Moody's P-3). In the third quarter of 2025, S&P downgraded the Company’s senior unsecured debt credit rating from A- to BBB+. Failure to maintain investment grade rating levels could adversely affect the Company’s cost of funds, liquidity and access to capital markets, but would not have an adverse effect on the Company’s ability to access its existing committed credit facilities.

Cash and cash equivalents totaled $268.3 million and $290.5 million as of September 27, 2025 and December 28, 2024, respectively, which was primarily held in foreign jurisdictions.

As a result of the Tax Cuts and Jobs Act (the "Act"), the Company's tax liability related to the one-time transition tax associated with unremitted foreign earnings and profits totaled $2 million at September 27, 2025. The Act permits a U.S. company to elect to pay the net tax liability interest-free over a period of up to eight years.

In August 2025, the Company redeemed its $350 million 6.272% notes at par prior to maturity. The redemption was funded through the issuance of commercial paper at a lower prevailing interest rate. The Company recognized a pre-tax loss of $0.3 million from the redemption related to the write-off of unamortized deferred financing fees.

The Company has a $3.5 billion commercial paper program which includes Euro denominated borrowings in addition to U.S. Dollars. As of September 27, 2025, the Company had commercial paper borrowings outstanding of $1.4 billion, of which $552.4 million in Euro denominated commercial paper was designated as a net investment hedge. As of December 28, 2024, the Company had no commercial paper borrowings outstanding. Refer to Note H, Financial Instruments, for further discussion.

In June 2024, the Company amended and restated its existing five-year $2.5 billion committed credit facility with the concurrent execution of a new five year $2.25 billion committed credit facility (the “5-Year Credit Agreement”). Borrowings under the 5-Year Credit Agreement may be made in U.S. Dollars, Euros or Pounds Sterling. A sub-limit of an amount equal to the Euro equivalent of $800.0 million is designated for swing line advances. Borrowings bear interest at a floating rate plus an applicable margin dependent upon the denomination of the borrowing and specific terms of the 5-Year Credit Agreement. The Company must repay all advances under the 5-Year Credit Agreement by the earlier of June 28, 2029 or upon termination. The 5-Year Credit Agreement is designated to be a liquidity back-stop for the Company's $3.5 billion U.S. Dollar and Euro commercial paper program. In June 2025, the 5-Year Credit Agreement was amended to include the covenants listed below. As of September 27, 2025 and December 28, 2024, the Company had not drawn on its five-year committed credit facility.

In June 2025, the Company terminated its 364-Day $1.25 billion committed credit facility ("the 2024 Syndicated 364-Day Credit Agreement") dated June 2024. There were no outstanding borrowings under the 2024 Syndicated 364-Day Credit Agreement upon termination and as of December 28, 2024. Contemporaneously, the Company entered into a new $1.25 billion syndicated 364-Day Credit Agreement (the "2025 Syndicated 364-Day Credit Agreement") which is a revolving credit loan. The borrowings under the 2025 Syndicated 364-Day Credit Agreement may be made in U.S. Dollars or Euros and bear interest at a floating rate plus an applicable margin dependent upon the denomination of the borrowing and pursuant to the terms of the 2025 Syndicated 364-Day Credit Agreement. The Company must repay all advances under the 2025 Syndicated 364-Day Credit Agreement by the earlier of June 22, 2026 or upon termination. The Company may, however, convert all advances outstanding upon termination into a term loan that shall be repaid in full no later than the first anniversary of the termination date provided that the Company, among other things, pays a fee to the administrative agent for the account of each lender. The 2025 Syndicated 364-Day Credit Agreement serves as part of the liquidity back-stop for the Company’s $3.5 billion U.S. Dollar and Euro commercial paper program. As of September 27, 2025, the Company had not drawn on its 2025 Syndicated 364-Day Credit Agreement.

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

In March 2015, the Company entered into a forward share purchase contract with a financial institution counterparty for 3,645,510 shares of common stock. The contract obligates the Company to pay $350 million, plus an additional amount related to the forward component of the contract. In September 2025, the Company amended the forward share purchase contract and updated the final settlement date to June 2028, or earlier at the Company's option.

Refer to Note G, Long-Term Debt and Financing Arrangements, for further discussion of the Company's financing arrangements.

OTHER MATTERS
Critical Accounting Estimates
During the third quarter of 2025, in conjunction with its annual long-term strategic planning, the Company updated its brand prioritization strategy to transition targeted product categories to its major brands, while leveraging certain of its specialty brands on more focused product categories and regions where those brands hold more meaningful market positions and value to end users. As a result of these strategic decisions, and in connection with the preparation of its financial statements for the quarter ended September 27, 2025, the Company tested its indefinite-lived trade names for impairment utilizing a discounted cash flow valuation model. The key assumptions used included discount rates, royalty rates, and perpetual growth rates applied to updated sales projections. The Company determined that the fair values of its indefinite-lived trade names exceeded their respective carrying amounts, with the exception of the Lenox, Troy-Bilt, and Irwin trade names. The Company recognized a pre-tax, non-cash impairment charge of $108.4 million related to these trade names in the third quarter of 2025. Subsequent to this impairment charge, the carrying value for the Lenox, Troy-Bilt, and Irwin trade names totaled $119.6 million. These trade names, which the Company intends to continue utilizing indefinitely in a more focused manner as described above, represented approximately 6% of 2024 net sales for the Tools & Outdoor segment. Refer to Note K, Fair Value Measurements, for further discussion.

There have been no other changes in the Company’s critical accounting estimates during the third quarter of 2025. Refer to the “Other Matters” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 28, 2024 for a discussion of the Company’s critical accounting estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no significant change in the Company’s exposure to market risk during the third quarter of 2025. Refer to the Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 28, 2024 and subsequent related filings with the Securities and Exchange Commission for further discussion.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of management, including the Company’s President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, the Company has, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined under Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Company’s President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer have concluded that, as of September 27, 2025, the Company’s disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting that occurred during the third quarter of 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any goals, projections, guidance or planning assumptions regarding earnings, EPS, income, revenue, margins, or margin expansion, costs and cost savings/reductions, sales, sales growth, organic growth, profitability, cash flow, debt reduction or other financial items; any statements of the plans, strategies, investments and objectives of management for future operations, including expectations around the Company's ongoing transformation and future operational strategies following completion of the transformation; future market share gain, shareholder returns, any statements concerning proposed new products, services or developments and brand prioritization strategies; any statements regarding future economic conditions or performance; any statements concerning future dividends or share repurchases; any statements of beliefs, plans, intentions or expectations; any statements and assumptions regarding possible tariff and tariff impact projections and related mitigation plans (including price actions, supply chain adjustments and timing expectations related to such plans); and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include, among others, the words “may,” “will,” “estimate,” “intend,” “could,” “project,” “plan,” “continue,” “believe,” “expect,” “anticipate,” “run-rate,” “annualized,” “forecast,” “commit,” “goal,” “target,” “design,” “on-track,” “position or positioning,” “guidance,” “aim,” “looking forward,” “multi-year” or any other similar words.
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
Important factors that could cause the Company's actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in its forward-looking statements include, among others, the following: (i) successfully developing, marketing and achieving sales from new products and services and the continued acceptance of current products and services as well as successful execution of, and realization of expected benefits from, the Company’s brand prioritization and investment strategy, including potential licensing initiatives and related restructuring efforts, and its ability to estimate and mitigate negative consequences from the same including, but not limited to, reduced ability to generate sales; (ii) macroeconomic factors, including global and regional business conditions, commodity availability and prices, inflation and deflation, interest rate volatility, currency exchange rates, and uncertainties in the global financial markets; (iii) laws, regulations and governmental policies affecting the Company's activities in the countries where it does business or sources supply inputs, including those related to taxation, data privacy, anti-bribery, anti-corruption, government contracts, and trade controls, including but not limited to, tariffs, import and export controls, raw material and rare earth related controls and other monetary and non-monetary trade regulations or barriers; (iv) the Company’s ability to predict the timing and extent of any trade related regulations, clearances, restrictions, including but not limited to, trade barriers, tariffs, raw material and rare earth related controls, as well as its ability to successfully assess the impact to its business of, and mitigate or respond to, such macroeconomic or trade, tariff and raw material and rare earth import/export control changes or policies (including, but not limited to, the Company’s ability to obtain price increases from its customers and complete effective supply chain adjustments within anticipated time frames and ability to obtain rare earth related supply clearances); (v) the economic, political, cultural and legal environment in Europe and the emerging markets in which the Company generates sales, particularly Latin America and China; (vi) realizing the anticipated benefits of mergers, acquisitions, joint ventures, strategic alliances or divestitures and the costs associated with such transactions; (vii) pricing pressure and other changes within competitive markets; (viii) availability and price of raw materials, rare earth materials, component parts, freight, energy, labor and sourced finished goods; (ix) the impact that the tightened credit markets may have on the Company or its customers or suppliers; (x) the extent to which the Company has to write off accounts receivable, inventory or other assets or experiences supply chain disruptions in connection with bankruptcy filings by customers or suppliers; (xi) the Company's ability to identify and effectively execute productivity improvements and cost reductions; (xii) potential business, supply chain and distribution disruptions, including those related to physical security threats, information technology or cyber-attacks, epidemics, natural disasters or pandemics, sanctions, political unrest, war or terrorism, including the conflicts between Russia and Ukraine, and Israel and Hamas and tensions or conflicts in South Korea, China, Taiwan and the Middle East; (xiii) the continued consolidation of customers, particularly in consumer channels, and the Company’s continued reliance on significant customers; (xiv) managing franchisee relationships; (xv) the impact of poor weather conditions and climate change and risks related to the transition to a lower-carbon economy, such as the Company's ability to successfully adopt new technology, meet market-driven demands for carbon neutral and renewable energy technology, or to comply with changes in environmental regulations or requirements, which may be more stringent and complex, impacting its manufacturing facilities and business operations as well as remediation plans and costs relating to any of its current or former locations or other sites; (xvi) maintaining or improving production rates in the Company's manufacturing facilities (including leveraging its North American footprint in connection with tariff mitigation), responding to significant changes in customer preferences or expectations, product demand and fulfilling demand for new and existing products, and learning, adapting and integrating new technologies into products, services and processes; (xvii) changes in the competitive landscape in the Company's markets; (xviii) the Company's non-U.S. operations, including sales to non-U.S. customers; (xix) the Company’s ability to predict the extent or timing of, and impact from demand changes within domestic or world-wide markets associated with construction, homebuilding and remodeling, aerospace, outdoor, engineered fastening, automotive and other markets which the Company serves; (xx) potential adverse developments in new or pending litigation and/or government investigations; (xxi) the incurrence of debt and changes in the Company's ability to obtain debt on commercially reasonable terms and at competitive rates; (xxii) substantial pension and other postretirement benefit obligations; (xxiii) potential regulatory liabilities, including environmental, privacy, data breach, workers compensation and product liabilities; (xxiv) attracting, developing and retaining senior management and other key employees, managing a workforce in many jurisdictions, labor shortages, work stoppages or other labor disruptions; (xxv) the Company's ability to keep abreast with the pace of technological change; (xxvi) changes in accounting estimates; (xxvii) the Company’s ability to protect its intellectual property rights and to maintain its public reputation and the strength of its brands; (xxviii) critical or negative publicity, including on social media, whether or not accurate, concerning the Company’s brands, products, culture, key employees or suppliers, or initiatives, and the Company's handling of divergent stakeholder expectations regarding the same; and (xxix) the Company’s ability to implement, and achieve the expected benefits (including cost savings and reduction in working capital) from its Global Cost Reduction Program including: continuing to advance innovation, electrification and global market penetration and customer diversification to achieve mid-single digit organic revenue growth; streamlining and simplifying the organization, and investing in initiatives that more directly impact the Company's customers and end users; returning adjusted gross margins to historical 35%+ levels by accelerating the supply chain transformation to leverage material productivity, drive operational excellence, rationalize manufacturing and distribution networks, including consolidating facilities and optimizing the distribution network, and reduce complexity of the product portfolio; improving fill rates and matching inventory with customer demand; prioritizing cash flow generation and inventory optimization; delivering operational excellence through efficiency, simplified organizational design; and reducing complexity through platforming products and implementing initiatives to drive a SKU reduction.
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

Government Investigation
As previously disclosed, on January 19, 2024, the Company was notified by the Compliance and Field Operations Division (the “Division”) of the Consumer Product Safety Commission (“CPSC”) that the Division intended to recommend the imposition of a civil penalty of approximately $32 million for alleged untimely reporting in relation to certain utility bars and miter saws that were subject to voluntary recalls in September 2019 and March 2022, respectively. The Company believes there are defenses to the Division’s claims, and has presented its defenses in a meeting with the Division on February 29, 2024 and in a written submission dated March 29, 2024. On April 1, 2024, the Division informed the Company's counsel that the Division intended to recommend that the CPSC refer the matter to the U.S. Department of Justice (the "DOJ"). On May 1, 2024, the Company was informed that the CPSC voted to refer the matter to the DOJ. In December 2024, the CPSC requested that the Company reproduce documents previously provided to the CPSC following changes to the agency’s electronic file sharing system. The Company has reproduced the requested documents to the CPSC. Counsel for the Company and DOJ have met to discuss the parties' positions. The Company does not expect that any sum it may have to pay in connection with this matter, including any reserved amount, will have a materially adverse effect on its financial position, results of operations or liquidity.
The Company is committed to upholding the highest standards of corporate governance and is continuously focused on ensuring the effectiveness of its policies, procedures, and controls.

Class Action Litigation
As previously disclosed, on March 24, 2023, a putative class action lawsuit titled Naresh Vissa Rammohan v. Stanley Black & Decker, Inc., et al., Case No. 3:23-cv-00369-KAD (the “Rammohan Class Action”), was filed in the United States District Court for the District of Connecticut against the Company and certain of the Company’s current and former officers and directors (together, “Defendants”). The complaint was filed on behalf of a purported class consisting of all purchasers of Stanley Black & Decker common stock between October 28, 2021 and July 28, 2022, inclusive. The complaint asserts violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 based on allegedly false and misleading statements related to consumer demand for the Company’s products amid changing COVID-19 trends and macroeconomic conditions. The complaint seeks unspecified damages and an award of costs and expenses. On October 13, 2023, Lead Plaintiff General Retirement System of the City of Detroit filed an Amended Complaint that asserts the same claims and seeks the same forms of relief as the original complaint. On December 14, 2023, Defendants filed a motion to dismiss the Amended Complaint in its entirety. Briefing on that motion concluded on April 5, 2024. Following the recent decision of the United States Court of Appeals for the Second Circuit in City of Hialeah Employees’ Retirement System v. Peloton Interactive, Inc., No. 24-2803 (2d Cir. 2025), Lead Plaintiff informed Defendants that it wished to amend its complaint. Pursuant to a stipulation between the parties, so ordered by the District Court on September 30, 2025, Lead Plaintiff provided Defendants with a proposed second amended complaint on October 30, 2025. By November 13, 2025, Defendants will advise the Court and Plaintiff whether they intend to consent to or oppose Plaintiff’s filing of its proposed second amended complaint. In the event that either consent is given or leave is granted for the filing of a second amended complaint, Defendants would file a renewed motion to dismiss by December 18, 2025. In the meantime, the Court denied Defendants’ initial motion to dismiss without prejudice to renewal. The Company intends to vigorously defend this action in all respects. Given the early stage of this litigation, at this time, the Company is not in a position to assess the likelihood of any potential loss or adverse effect on its financial condition or to estimate the amount or range of potential losses, if any, from this action.
ITEM 1A. RISK FACTORS
The risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 28, 2024 filed with the Securities and Exchange Commission on February 18, 2025 (the "Form 10-K") should be considered together with information included in this Form 10-Q for the quarter ended September 27, 2025, and should not be considered the only risks to which the Company is exposed. Except as set forth below, there have been no material changes to the risk factors as disclosed in the Company’s Form 10-K.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
The following table provides information about the Company’s purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the three months ended September 27, 2025:

2025	Total Number Of Common Shares Purchased	Average Price Paid Per Common Share	Total Number Of Common Shares Purchased As Part Of A Publicly Announced Plan Or Program	(In Millions) Maximum Number Of Common Shares That May Yet Be Purchased Under The Program (a)
June 29 - August 2	—	$—	—	20
August 3 - August 30	—	—	—	20
August 31 - September 27	—	—	—	20
Total	—	$—	—	20
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

ITEM 5. OTHER INFORMATION

During the three months ended September 27, 2025, no director or Section 16 officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

(101)
The following materials from Stanley Black & Decker Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 27, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 27, 2025 and September 28, 2024; (ii) Condensed Consolidated Balance Sheets at September 27, 2025 and December 28, 2024; (iii) Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 27, 2025 and September 28, 2024; (iv) Consolidated Statements of Changes in Shareowners' Equity for the three and nine months ended September 27, 2025 and September 28, 2024; and (v) Notes to Unaudited Condensed Consolidated Financial Statements*.

(104)	The cover page of Stanley Black & Decker Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 27, 2025, formatted in iXBRL (included within Exhibit 101 attachments).

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANLEY BLACK & DECKER, INC.

Date:	November 4, 2025	By:	/s/ PATRICK HALLINAN
Patrick Hallinan
Executive Vice President & Chief Financial Officer