Form 10-K
period 2026-01-03
STANLEY BLACK & DECKER, INC.
filed 2026-02-24
CIK 93556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2026
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

As of June 27, 2025, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $10.5 billion based on the New York Stock Exchange closing price for such shares on that date. On February 16, 2026, the registrant had 155,079,468 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2026 annual meeting of shareholders (the "2026 Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2026 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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
The Company is a global provider of hand tools, power tools, outdoor products and related accessories, as well as a leading provider of engineered fastening solutions, with 2025 consolidated annual revenues of $15.1 billion. Approximately 62% of the Company’s 2025 revenues were generated in the United States, with the remainder largely from Europe (16%), emerging markets (13%) and Canada (4%).
In recent years, the Company has re-shaped its portfolio through a series of divestitures. In July 2022, the Company sold its Convergent Security Solutions ("CSS") business comprised of the commercial electronic security and healthcare businesses for net proceeds of $3.1 billion and its Mechanical Access Solutions ("MAS") business comprised of the automatic doors business for net proceeds of $916 million. In August 2022, the Company sold its Oil & Gas business comprised of the pipeline services and equipment businesses. In April 2024, the Company sold its Infrastructure business, comprised of the attachment and handheld hydraulic tools business, for net proceeds of $729 million. Most recently, the Company announced in December 2025 that it had entered into a definitive agreement to sell its Consolidated Aerospace Manufacturing ("CAM") business for $1.8 billion in cash. These divestitures reflect the Company's ongoing strategic commitment to simplify and streamline its portfolio to focus on its leading market positions in tools and outdoor, as well as engineered fastening systems.
Refer to Note S, Divestitures, of the Notes to Consolidated Financial Statements in Item 8 for further discussion.

In mid-2022, the Company initiated a business transformation that included reinvestment for faster growth as well as a Global Cost Reduction Program designed to achieve $2.0 billion of pre-tax run-rate cost savings by optimizing its cost base across its supply chain and selling, general, and administrative (“SG&A”) functions. The Company completed this program as of the end of 2025 and generated approximately $2.1 billion of pre-tax run-rate savings, exceeding the original program target.

The Company is guided by its mission to build a world-class branded industrial company, by solving end users’ most pressing and complex challenges. The strategy to achieve this mission is anchored by three core imperatives: activating our brands with purpose, driving operational excellence, and accelerating innovation.

Activating our brands with purpose is rooted by the Company's brands standing for quality, safety and productivity. The Company is investing resources to continue to deepen connections with end users, with every product, solution and service aligned with their evolving needs.

Driving operational excellence is centered on continuous improvement to deliver stronger results, including more effective resource allocation with higher return on investment. The focus on driving annual net productivity will contribute to continued margin expansion and reinvestment into brand health and innovation.

Accelerating innovation is required to advance and expand the end-to-end workflow solutions that end users demand. The Company's platforming method enables faster speed to market and leverages modularity combined with specialization to deliver uncompromised productivity and value.

With a strengthened foundation and a more streamlined organization, focused on its core imperatives, the Company is well-positioned to drive performance towards its long-term financial targets as further discussed in "Strategic Objectives" in Item 7.

In terms of capital allocation, the Company’s top priority is funding organic growth investments that drive long-term value. The Company also remains committed, over time, to maintaining a strong and growing dividend and has a preference toward opportunistic share repurchases. In the near-term, the Company intends to utilize the net proceeds from the pending CAM divestiture to reduce debt.

The Company continues to focus on sustainability efforts that align with its business strategy. The Company’s sustainability approach is comprised of three impact pillars of People, Product, and Planet–which guide the Company’s focus and initiatives for sustainable performance. The Company’s most recent Impact Report provides an overview of the Company’s priority impact goals and progress. To learn more about the Company’s sustainability strategy and sustainability efforts, please view the most recent Impact Report on the Company's website. As explained in the most recent Impact Report, these goals make a number of assumptions and measurements of progress against such goals are based on certain methodologies and there are no assurances that those assumptions or methodologies will be correct or that such goals will be achieved or retained. The Impact Report is not, and is not intended to be, part of this Annual Report on Form 10-K and is not incorporated into this report by reference.
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
Tools & Outdoor
The Tools & Outdoor segment is comprised of the Power Tools Group ("PTG"), Hand Tools, Accessories & Storage ("HTAS"), and Outdoor Power Equipment ("Outdoor") product lines. Annual revenues in the Tools & Outdoor segment were $13.2 billion in 2025, representing 87% of the Company’s total revenues. The segment is a worldwide leader in the tools and outdoor markets and carries iconic brands in the industry, including DEWALT®, CRAFTSMAN®, STANLEY®, BLACK+DECKER® and CUB CADET®.
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
The Outdoor product line primarily sells corded and cordless electric lawn and garden products, including hedge trimmers, string trimmers, lawn mowers, pressure washers and related accessories, and gas powered lawn and garden products, including lawn tractors, zero turn ride on mowers, walk behind mowers, snow blowers, residential robotic mowers, hand-held outdoor power equipment, garden tools, and parts and accessories to professionals and consumers primarily under the DEWALT®, CRAFTSMAN®, CUB CADET®, BLACK+DECKER®, and HUSTLER® brand names.
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
Engineered Fastening
The Engineered Fastening segment is comprised of the Engineered Fastening business and included the Infrastructure business prior to its sale in April 2024. Annual revenues in the Engineered Fastening segment were $2.0 billion in 2025, representing 13% of the Company’s total revenues.
The Engineered Fastening business is a global leader of highly engineered, application-based solutions. The business primarily sells highly engineered components such as fasteners, fittings and various engineered products, which are designed for specific applications across multiple verticals. The product categories include externally threaded fasteners, blind rivets and tools, blind inserts and tools, drawn arc weld studs and systems, engineered plastic and mechanical fasteners, self-piercing riveting systems, precision nut running systems, micro fasteners, high-strength structural fasteners, axel swage, latches, heat shields, pins, and couplings. The business sells to customers in the automotive, manufacturing, electronics, construction, and aerospace industries, amongst others, and its products are distributed through a direct sales force and, to a lesser extent, third-party distributors.
Other Information
Competition
The Company competes on the basis of its reputation for innovation and product quality, its well-known brands, its commitment to customer service, its strong customer relationships, the breadth of its product lines focused on core end-user segments, and customer value propositions.
The Company encounters active competition in the Tools & Outdoor and Engineered Fastening segments from both larger and smaller companies that offer the same or similar products and services or that produce different products appropriate for the same uses. Certain large customers offer private label brands (“house brands”) that compete across a wide spectrum of the Company’s Tools & Outdoor segment product offerings.
Major Customers
A significant portion of the Company’s Tools & Outdoor products are sold to home centers and mass merchants in the U.S. and Europe. A consolidation of retailers both in North America and abroad has occurred over time. While this consolidation and the domestic and international expansion of these large retailers have provided the Company with opportunities for growth, the increasing size and importance of individual customers create a certain degree of exposure to potential sales volume loss. The Home Depot accounted for approximately 15% and 14% of the Company's consolidated net sales in 2025 and 2024, respectively, while Lowe's accounted for approximately 12% and 14% of the Company's consolidated net sales in 2025 and 2024, respectively. No other customer exceeded 10% of the Company's consolidated net sales in 2025 or 2024.
Working Capital
Operational Excellence, one of the Company's core imperatives, leverages the principles of sales and operations planning, operational lean, global supply management, order-to-cash excellence, and upskilling the Company's workforce. The Company aims to develop standardized business processes and system platforms to reduce costs and provide scalability. The Company plans to continue leveraging Operational Excellence to drive ongoing improvements in working capital and cash flow generation by focusing on strategic inventory management, reducing cycle times, and improving customer service levels.
Raw Materials
The Company’s products are manufactured using resins, ferrous and non-ferrous metals including, but not limited to, steel, zinc, copper, brass, aluminum and nickel. The Company also purchases components such as batteries, motors, engines, transmissions, and electronic components to use in manufacturing and assembly operations along with resin-based molded parts. The raw materials required are procured globally and generally available from multiple sources at competitive prices. As part of the Company's Enterprise Risk Management, the Company has implemented a supplier risk mitigation strategy in order to identify and address any potential supply disruption or material scarcity issues associated with commodities, components, finished goods and critical services. The Company does not anticipate difficulties in obtaining supplies for any raw materials used in its production processes and has maintained the proactive measures to secure global energy supply insulating the Company's production from supply constraints.
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
The Company has numerous trademarks that are used in its businesses worldwide. In the Tools & Outdoor segment, significant trademarks include DEWALT®, CRAFTSMAN®, STANLEY®, BLACK+DECKER®, DEWALT FLEXVOLT®, DEWALT POWERSTACK®, DEWALT POWERSHIFT™, IRWIN®, LENOX®, PORTER-CABLE®, BOSTITCH®, FATMAX®, Powers®, Guaranteed Tough®, MAC TOOLS®, PROTO®, Vidmar®, FACOM®, Expert®, CribMaster®, LISTA®, MTD®, CUB CADET®, TROY-BILT®, HUSTLER®, and the yellow & black color scheme for power tools and accessories. Significant trademarks in the Engineered Fastening segment include STANLEY®, NELSON®, POP®, Avdel®, Tucker®, NPR®, Spiralock®, Integra®, and Optia®. Significant trademarks related to the CAM business, within the Engineered

Fastening segment, include CAM®, Bristol Industries®, Voss™, Aerofit™, and EA Patten™. The terms of these trademarks typically vary from 10 to 20 years, with most trademarks being renewable indefinitely for like terms.
Research and Development Costs
Research and development costs, which are classified in Selling, general and administrative ("SG&A"), were $321.4 million and $328.8 million for fiscal years 2025 and 2024, respectively, or 2.1% of net sales in both years. The Company continues to invest in its innovation model targeting key end-user segments with products designed to deliver against the attributes of productivity, quality and safety, and places an emphasis on electrification. During 2025, the Company achieved 20% faster product development by leveraging a rigorous implementation of the platforming method, which utilizes modularity combined with specialization to deliver uncompromised productivity and value.
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
The Company is also subject to various environmental laws and regulations in the U.S. and foreign countries where it has operations. In the normal course of business, the Company is involved in various legal proceedings relating to environmental issues. The Company’s policy is to accrue environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In the event that no amount in the range of probable loss is considered most likely, the minimum loss in the range is accrued. The amount of liability recorded is based on an evaluation of currently available facts with respect to each individual site and includes such factors as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. The liabilities recorded do not take into account any claims for recoveries from insurance or third parties. As assessments and remediation progress at individual sites, the amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. As of January 3, 2026 and December 28, 2024, the Company had reserves of $259.2 million and $275.4 million, respectively, for remediation activities associated with Company-owned properties, as well as for Superfund sites, for losses that are probable and estimable. Of the 2025 amount, $69.5 million is classified as current within Accrued expenses and $189.7 million as long-term within Other liabilities, which is expected to be paid over the estimated remediation period. As of January 3, 2026, the Company has recorded $15.6 million in Other assets related to funding by the Environmental Protection Agency ("EPA") and monies received have been placed in trust in accordance with the Consent Decree associated with the West Coast Loading Corporation ("WCLC") proceedings, as further discussed in Note R, Contingencies, of the Notes to Consolidated Financial Statements in Item 8. Accordingly, the Company's net cash obligation as of January 3, 2026 associated with the aforementioned remediation activities is $243.6 million. As of January 3, 2026, the range of environmental remediation costs that is reasonably possible is $179.1 million to $395.7 million, which is subject to change in the near term. The Company may be liable for environmental remediation of sites it no longer owns. Liabilities have been recorded on those sites in accordance with the Company's policy.
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

Human Capital Management
To achieve its mission of building a world-class branded industrial company and solving end users' most pressing and complex challenges, the Company continues its focus on human capital management to grow as an employer of choice with leading market positions in each of its major categories. The Company’s human capital management approach is guided by its purpose (why we do what we do), values (intrinsically what we prioritize), leadership capabilities (how we lead to drive growth), core imperatives (what we focus on), operating model (how we work), and key performance indicators (how we measure success).
The focus areas that will guide this journey forward include a strong foundation of attracting, developing and retaining talent, building organizational capabilities, evolving the Company's culture in line with the business strategy and values and enabling Human Resources functional excellence.
To drive this focus and build a workforce that can execute its strategy, the Company prioritizes attracting, developing, and retaining top talent across the Company, so that it can serve its customers and end users with best-in-class brands and innovation. To achieve this, the Company is committed to cultivating an environment where employees feel connected to its mission and to one another. In addition, the Company has developed a new Stanley Black & Decker Leader Profile, which lays out a distinct set of capabilities and behaviors meant not only for executives but all employees.
As of January 3, 2026, the Company had approximately 43,500 employees in 59 countries. Approximately 35% of total employees were employed in the U.S. In addition, the Company had approximately 6,300 temporary contractors globally, primarily in operations. The employee workforce is comprised of approximately 66% hourly-paid employees, principally in manufacturing and distribution centers, and 34% salaried employees.
As of January 3, 2026, there were approximately 840 U.S. employees represented by 9 different local labor unions, and a majority of European employees are represented by Works Councils. One U.S. collective bargaining agreement is scheduled for renegotiation in the next 12 months. The Company strives to maintain a positive relationship with all its employees, as well as the unions and Works Councils representing them, where applicable.
Talent Attraction, Development, and Retention
Attraction
In 2025, the Company continued to expand its global talent acquisition center of excellence, building on the work started in 2022 within the regions to better focus on acquiring top talent and addressing skill shortages locally, while providing a consistent, candidate experience. Additionally, the Company continues to work with a dedicated focus on improving the candidate journey and increasing manager capabilities to facilitate a more effective approach to the recruitment process. This improved approach includes everything from attraction through onboarding with a more efficient application process and streamlined interviews and communication for job seekers. The Company also continued work to develop an Employee Value Proposition and Employer Brand to help articulate Company values and culture to potential candidates in the attraction process, which it expects to begin launching in the first quarter of 2026.
Development
Talent development continues to be a key enabler of the Company's strategy. The Company's annual performance enablement process encourages self-reflection and leader feedback on goals, supporting a continuous cycle of development. Building on its foundation of clearly defined goals and performance feedback, the Company expanded its process in 2025 to include a dedicated mid-year performance and development conversation. This enhancement facilitated meaningful conversations between eligible employees and their managers focused on strengths, growth opportunities and development goals, reflecting its commitment to ongoing growth. By continuing to evolve the process introduced in late 2023, the Company is further enhancing the achievement of personal and business goals through a regular cycle of feedback and employee development.
The Company believes a skilled workforce is central to meeting customer and end-user needs, both in the Company's professional roles and in its manufacturing and distribution facilities. In 2025, salaried employees completed more than 89,500 courses and programs, resulting in over 67,000 hours of training, through a combination of in-person and online learning. The Company continues to invest in its hourly operations workforce with dedicated enablement programs focused on upskilling initiatives and future career opportunities, as well as job-specific training. Through digital learning, the Company delivers on-demand visual training to empower employees with flexible, accessible, and relevant learning opportunities that support personal growth, compliance, and organizational success while ensuring the Company remains competitive and innovative. This powerful efficiency tool has expanded from the factory floor and is integrated into onboarding and safety training, helping the Company’s operations employees learn outside of the classroom and increasing uptake for on-the-job training.

The Company’s leadership development is anchored in its core values and newly-introduced strategic capabilities aligned to drive the business strategy. These capabilities, Customer Centricity, Enterprise Mindset, Change Leadership and People Focus, are the foundation of how the Company’s leaders can drive growth in their daily work interactions. Throughout 2025, the Company cultivated understanding and embedded these leadership capabilities across performance and development processes. In addition, the Company has invested in deploying development programs to build skill and capability in these areas, including feedback, coaching skills, and inclusive leadership. The Company has continued its robust leadership talent review process and remains invested in dedicated coaching for many of its leaders.
In 2026, the Company plans to continue to evolve its Leadership and Development portfolio through enterprise-wide and role-specific training and development experiences at all levels.
Retention
The Company monitors organizational health through a variety of channels including employee engagement surveys, town halls, roundtables, listening sessions, and an updated internal communications platform. The Company maintained its track record of a strong participation rate with its 2025 employee engagement survey. The recent implementation of robust leader dashboards enables the Human Resources data team to regularly deliver new metrics, reports and dashboards related to headcount, hiring and retention. These enhanced tools empower leaders with timely, value-driven insights from people data, supporting informed decision-making and ongoing organizational improvement.
Total Rewards and Employee Well-being
Total Rewards programs consist of compensation, benefits, recognition, and well-being programs. Program designs incorporate both global and market-specific considerations that are externally competitive and internally equitable for employees, reflecting the Company’s commitment to attract, engage and retain a high caliber workforce. For a sizable portion of the Company’s workforce, its programs also differentiate talent impact and drive/reinforce positive business outcomes through incentive awards, promote an ownership mindset and enable mobility across our workforce.
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
Environmental, Health and Safety
The Company maintains an Environmental, Health and Safety (“EHS”) management system that establishes its standard of care and the framework for consistent EHS program implementation across global sites, in alignment with the Company’s Code of Business Ethics, applicable laws and site-specific needs. The framework developed by the Corporate EHS team includes risk assessment processes, compliance management, policies and standards, all enabled by an integrated data management platform that improves line of sight into EHS performance, tracking capabilities and drives proactive leading indicator performance, including risk mitigation. In 2025, the Company continued to prioritize EHS as a non-negotiable that applies to employees and operating locations and subsidiaries worldwide, including manufacturing facilities, distribution centers, warehouses, laboratories, field service centers, retail locations and office locations and mobile units. While legal requirements may vary by country and jurisdiction, the Company remains committed to continuous improvement in EHS performance, capabilities and compliance. In 2025, the Safety Business Impact Group ("Safety BIG") was launched to amplify and advance the Company’s culture of safety & well-being. Activation areas included the reinforcement of the Company’s Safety Cardinal Rules as a core expectation for all employees and of the need to identify risks associated with non-routine tasks performed by commercial and field-based employees.
Grow the Trades
In 2025, the Company doubled down on its initial “Grow the Trades” commitment to invest $30 million into initiatives that educate tradespeople, by announcing an increased $60 million commitment to those initiatives by 2030. Through the program, the Company invests in initiatives that educate tradespeople such as plumbers, electricians, carpenters, HVAC techs and others. Since the original goal was set in 2023, the Company has invested nearly $30 million in these initiatives.
Despite recent improvements in enrollment and demand trends, a large and growing skills gap persists due to an aging workforce, legacy underinvestment in vocational education, and a long-standing emphasis on four-year degrees over trades pathways. Rapid enrollment growth, continued limited resources and long waitlists, and emerging technologies in the trades all call for increased private sector involvement in addressing the skilled trades gap. The Company is also providing resources to improve accessibility of the trades to underserved populations, and in 2025, provided scholarships to students pursuing secondary education aligned with its business priorities. Through the Stanley Black & Decker Leadership Scholarship, the

Company awarded scholarships to high school and college scholars, affording them with access to expanded experiential learning beyond their classrooms and enabling them to pursue their education while working to achieve their leadership and academic aspirations in business, technology, and STEM fields. Through the DEWALT® Trades Scholarship program, the Company provided scholarships to individuals attending a two-year college or vocational-technical school who are pursuing a trade degree/certificate in fields aligned with the Company's end markets.
The Company is committed to addressing the trade skills gap and investing in education and training programs for local tradespeople and the communities that support them.
Governance and Oversight
The Chief Executive Officer ("CEO") and the management Executive Committee are entrusted with developing and advancing the Company’s human capital strategy, which is reviewed annually with periodic updates on progress with the Compensation & Talent Development Committee and the entire Board. The Chief Human Resources Officer (“CHRO”), who reports directly to the CEO, is charged with the development and stewardship of this strategy on an enterprise-wide basis. This incorporates a broad range of dimensions, including culture, values, labor and employee relations, leadership expectations and capabilities, talent development, performance management, and total rewards. Each year, the Company conducts an extensive talent review with its CEO in which the leadership team, key talent, and succession plans are reviewed. Afterward, the CEO or CHRO leads a talent review with the Compensation & Talent Development Committee, which provides strategic oversight and direction regarding the talent development process, as well as with the entire membership of the Board, at least annually.
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

ITEM 1A. RISK FACTORS

The following describes management’s beliefs and opinions regarding the material factors that make an investment in our securities speculative or risky, as the Company’s business, operations and financial condition are subject to various risks and uncertainties. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including those risks set forth under the heading entitled "Cautionary Statement Concerning Forward-Looking Statements" in Item 7, and in other documents that the Company files with, or furnishes to, the SEC, before making any investment decision with respect to its securities. Some of the risks and uncertainties discussed below may have occurred in the past. The disclosures below are provided by way of example only and are not representations as to whether or not the risks or uncertainties have occurred in the past, but are provided because if any of the risks or uncertainties actually occur or develop, the Company’s business, financial condition, results of operations and future growth prospects could change. Under these circumstances, the trading prices of the Company’s securities could decline, and you could lose all or part of your investment in the Company’s securities.

Business and Operational Risks

The Company’s business is subject to risks associated with sourcing, manufacturing and maintaining appropriate inventory levels.

The Company imports large quantities of finished goods, component parts and raw materials. Lead times for these items vary significantly and may be further impacted by global shortages of critical components. Global trade, inflation, deflation, and supply chain constraints in the wake of geopolitical tensions and conflicts have adversely impacted, and could adversely impact again, the availability, pricing and lead times for products, component parts and raw materials and thus negatively impact the Company’s results of operations. Specifically, the Company sources materials from South Korea, China, Taiwan and Israel, among other countries, and any future tensions or conflicts in such regions could cause material disruptions in the Company's supply chain which could, in turn, cause product shortages, delays in delivery and/or increases in the Company's cost incurred to produce and deliver products to its customers. Other potential consequences arising from the further escalation of conflicts and global geopolitical tensions cannot be predicted. Generally, raw materials and components are available from several different suppliers, however, for certain products, such as components requiring rare earth minerals sourced from China and components requiring cobalt, the Company and its suppliers may rely on one or very few suppliers or suppliers concentrated in certain regions. For example, in April 2025, China restricted export of certain rare earth minerals and may in the future continue to restrict, expand restrictions, or stop exporting these or other materials. Any such restrictions or delays on the export of rare earth minerals from China have caused, and may in the future cause, increased costs and/or production disruptions which could materially and adversely impact the Company’s results of operations, cash flow and financial condition.

In addition, the Company’s ability to import these items in a timely and cost-effective manner may be affected by conditions at ports or issues that otherwise affect transportation and warehousing providers, such as fluctuations in freight costs, port and shipping capacity, personnel security, labor disputes and shortages, severe weather, or increased homeland security requirements in the U.S. and other countries. These issues have delayed, and could delay in the future, importation of products or require the Company to locate alternative ports or warehousing providers to avoid disruption to customers. These alternatives may not be available on short notice or could result in higher transit costs, which could have an adverse impact on the Company’s business, results of operations, and financial condition.

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

The Company also relies on its suppliers to provide high quality products and to comply with applicable laws. The Company’s ability to find qualified suppliers who meet its standards, and supply products in a timely, cost-effective and efficient manner is a significant challenge with the increasing demand from customers, especially with respect to goods sourced from non-U.S. suppliers. A supplier’s failure to meet the Company’s standards, provide products in a timely, cost-effective and efficient manner, or comply with applicable laws is beyond the Company’s control. These issues could have a material negative impact on the Company's business and profitability. Poor quality or an insecure supply chain may also adversely affect the reliability and reputation of the Company. Further, as a result of inflationary or deflationary economic conditions, changes in tariffs or trade policies or otherwise, the Company believes it is possible that a limited number of suppliers may either cease operations or require additional financial assistance from the Company in order to fulfill their obligations. In a limited number of circumstances, the magnitude of the Company’s purchases of certain items is of such significance that a change in established relationships with suppliers or increase in the costs of purchased raw materials, component parts or finished goods could result in manufacturing interruptions, delays, inefficiencies or an inability to market products. Changes in value-added tax rebates, currently available to the Company or to its suppliers, could also increase the costs of the Company’s manufactured products, as well as purchased products and components, and could adversely affect the Company’s results.

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

Changes in governmental policy regarding international trade, including import and export regulation, sanctions, and international trade agreements, have negatively impacted the Company’s business. In 2025, the U.S. government announced a series of tariffs on imported goods into the U.S., which prompted retaliatory actions from some of its trading partners, and in response, the Company introduced strategies to mitigate the impacts of these changes on its results of operations, including price increases and supply chain adjustments. However, there is no assurance that the Company will be able to mitigate the full impact of all such tariffs, retaliatory actions or other changes in trade policies that have or may develop. Similar U.S. actions involving China, Mexico or other countries, and any corresponding retaliatory efforts, could be adopted or modified with little or no advanced notice, and result in disruption to the Company's supply chain and an increase in supply chain costs that the Company may not be able to accurately assess and offset, which could in turn require the Company to increase its prices and, in the event customer demand declines as a result, adversely impact the Company’s results of operations. Moreover, decisions made as part of the Company’s tariff mitigation strategy concerning the rationalization, restructuring or relocation of facilities, production or component sources and any similar actions could also subject the Company to additional or new tariffs or trade regulations and interpretations of those regulations, reputational risks, and other issues relating to the importation of products. For example, in 2025 the Company began shifting production of certain power tools to Mexico. As a result, these products became subject to additional tariffs on imports from Mexico in 2025. Even though the Company is taking actions to qualify for an exemption under the United States-Mexico-Canada Agreement to mitigate the additional tariff costs, there is no guarantee that the Company will be able to obtain such qualification.

There is a possibility of further escalation of trade tensions, tariffs or additional trade restrictions. For example, in April 2025, China imposed export restrictions on certain rare earth minerals that are used in certain components of the Company’s products, which resulted in delays and shortages of certain components. If China were to further restrict exporting, or implement burdensome and lengthy licensing processes for the export of, these materials or components, or pressure other countries to do so, the Company’s and its suppliers' ability to obtain such materials or components may be disrupted and the Company may not be able to obtain sufficient quantities, or obtain supply in a timely manner, or at a commercially reasonable cost.

Certain of the Company’s competitors may be better positioned than the Company to withstand or react to these kinds of changes and other restrictions on global trade and as a result the Company could lose market share to such competitors. While the Company may be able to expand or shift sourcing options and has been focused, and continues to focus, on implementing other supply chain adjustments, such efforts are time-consuming and are, or could be, difficult or impracticable for many products and may result in an increase in its manufacturing costs, or otherwise materially and adversely impact the Company's results of operations, cash flow and financial condition.

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

The Company has certain significant customers, particularly home centers and major retailers. In 2025, the two largest customers comprised approximately 27% of consolidated net sales, with U.S. and international mass merchants and home centers collectively comprising approximately 42% of consolidated net sales. The loss or material reduction of business, the lack of success of sales initiatives, changes in customer business strategies or the Company's inability to support those strategies, customers’ inability to execute on business strategies, or changes in customer or end-user preferences or loyalties for the Company’s products, related to any such significant customer could have a material adverse impact on the Company’s results of operations and cash flows. In addition, the Company’s major customers are volume purchasers, a few of which are much larger than the Company, and have strong bargaining power with suppliers. This factor limits the Company's ability to recover cost increases through higher selling prices. Furthermore, unanticipated inventory adjustments by these customers, whether due to external factors or changes in the price of the Company's products, could have a negative impact on the Company's net sales.

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

The Company faces active competition and resulting pricing pressures. The Company’s products compete on the basis of, among other things, its reputation for product quality, its well-known brands, price, performance, innovation and customer service capabilities. The Company competes with both larger and smaller companies that offer the same or similar products and services or that produce different products appropriate for the same uses. These companies, especially those with global footprints and low-cost sources of supply, vertically integrated business models and/or highly protected home countries outside the United States, may have lower labor and other production costs than the Company. Also, certain large customers offer house brands that compete with some of the Company’s product offerings as a lower-cost alternative. To remain profitable and maintain or grow market share, the Company must maintain a competitive cost structure, develop new products and services, lead product innovation, successfully execute its platform design innovation and brand prioritization efforts, respond to competitor innovations and enhance its existing products in a timely manner. The Company also competes for labor, particularly in its manufacturing facilities, which can drive higher labor costs and adversely impact its ability to efficiently operate. Any failure to attract and retain employees at the Company’s manufacturing facilities or in other parts of the Company’s operations may adversely affect its business and ability to meet customer demand, which in turn could adversely affect the Company’s liquidity and results of operations. The Company may not be able to compete effectively on all of these fronts and with all of its competitors, and the failure to do so could have a material adverse effect on its sales and profits.

Operational Excellence, one of the Company's core imperatives, is a continuous operational improvement process applied to many aspects of the Company’s business such as procurement, quality in manufacturing, maximizing customer fill rates, driving annual net productivity, and other key business processes. In the event the Company is not successful in effectively applying the various aspects of Operational Excellence to its key business processes, its ability to compete and future earnings could be adversely affected.

In addition, the Company may have to reduce prices on its products and services, or make other concessions, to stay competitive. Price reductions taken by the Company in response to customer and competitive pressures, as well as price reductions and marketing and promotional actions taken to drive demand that may not result in anticipated sales levels, could also negatively impact its business. The Company engages in restructuring actions, sometimes entailing shifts of production to low-cost countries or consolidation of manufacturing sites, as part of its efforts to maintain a competitive cost structure. If the Company does not execute restructuring actions effectively, its ability to meet customer demand may decline, or earnings may otherwise be adversely impacted. Similarly, if such efforts to reform the cost structure are delayed relative to competitors or other market factors, the Company may lose market share and profits.

Customer consolidation could have a material adverse effect on the Company’s business.

A significant portion of the Company’s products are sold through home centers and mass merchant distribution channels in the U.S. and Europe. A consolidation of retailers in both North America and abroad has occurred over time and the increasing size and importance of individual customers creates risk of exposure to potential volume loss or reduced leverage in price negotiations, which could have an adverse effect on net sales and profitability. Furthermore, the loss of certain larger home centers as customers would have a material adverse effect on the Company’s business.

Low demand for new products and the inability to develop and introduce new products at favorable margins and on target timelines could adversely impact the Company’s performance and prospects for future growth.

The Company’s competitive advantage is due in part to its ability to develop and introduce new products in a timely manner at favorable margins. The uncertainties associated with developing and introducing new products, such as market demand, the unavailability of raw materials necessary for production of the Company's products and costs of development and production, may impede the successful development and introduction of new products on a consistent or timely basis. Introduction of new technology may result in higher costs to the Company than that of the technology replaced. That increase in costs, which may continue indefinitely or until increased demand and greater availability in the sources of the new technology drive down its cost, could adversely affect the Company’s results of operations. Market acceptance of the new products introduced in recent years and scheduled for introduction in future years may not meet sales expectations due to various factors, such as the failure to accurately predict market demand, end-user preferences, evolving industry standards, or the emergence of new or disruptive technologies. Moreover, the ultimate success and profitability of the new products may depend on the Company’s ability to resolve technical and technological challenges in a timely and cost-effective manner, and to achieve manufacturing efficiencies. The Company’s focus on innovation could result in additional investments to accelerate product development, productive capacity and advertising and product promotions in connection with the new innovative products. If expectations of the return on these investments are not met, future earnings could be adversely affected.

The pace of technological change continues to accelerate and the Company's ability to react effectively to such change may present significant competitive risks.

The Company's future growth rate depends upon a number of factors, including its ability to (i) identify and evolve with emerging technological and broader industry trends in its target end-markets, including, but not limited to, artificial intelligence machine learning and robotics; (ii) defend its market share against an ever-expanding number of competitors, including many new and non-traditional competitors; (iii) monitor disruptive technologies and business models; and (iv) attract, develop, and retain individuals with the requisite technical expertise and understanding of customers’ needs to develop new technologies and introduce new products.

To remain competitive, the Company will need to stay abreast of new technologies, require its employees to continue to learn and adapt to new technologies and be able to integrate them into current and future business models, products, services and processes, comply with evolving regulatory and operational requirements concerning the use of emerging technologies, and also guard against existing and new competitors disrupting the marketplace using such technologies. For example, changing market trends, such as increased consumer demand for energy efficient products and technologies in response, in part, to environmental concerns, require the Company to develop and adopt new innovations focused on electrification. The Company may not adequately meet these demands or develop and adapt to the applicable new technologies focused on electrification, which could adversely affect the Company’s reputation and the consumer and customer demand for the Company’s products. The failure of the Company's technologies or products to gain market acceptance due to more attractive offerings by its competitors or the failure to address any of the above factors could negatively impact revenues and adversely affect its competitive standing and prospects.

The Company has significant operations outside of the U.S., which are subject to political, legal, economic and other risks arising from international operations.

The Company has significant operations outside of the U.S., including manufacturing, sales and distribution facilities. Such business operations are subject to political, legal, economic and other risks inherent in operating internationally, such as:

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

The Company is committed to continuous productivity improvement and evaluating opportunities to reduce fixed costs, simplify or improve processes, and eliminate excess capacity. The Company has undertaken restructuring and cost-reduction actions, such as restructuring of manufacturing and distribution facilities, including relocating production or component sources or closing facilities, workforce reductions and centralization of certain business support functions, the savings of which may be, and have been, mitigated by many factors, including economic weakness, inflation, competitive pressures, higher labor costs, production volume decline and decisions to increase costs in areas such as sales promotion or research and development above levels that were otherwise assumed.

In mid-2022, the Company initiated a Global Cost Reduction Program designed to achieve significant pre-tax run rate cost savings to, in part, help return adjusted gross margins to historical 35%+ levels. While the Company completed this program as of the end of 2025, it plans to continue making significant investments in additional productivity improvements and supply chain footprint actions, and the success and anticipated cost savings from such efforts are not assured. Failure to achieve, or delays in achieving, projected levels of efficiencies and cost savings from productivity investments and footprint actions, as well as other restructuring or cost reduction actions introduced by the Company, significant increases in the costs related to such actions, or unanticipated inefficiencies resulting from such investments (such as delays in ability to fulfil orders as a result of temporary constraints on production and storage of products) and other manufacturing and administrative reorganization actions in progress or contemplated, could adversely affect any anticipated cost savings as well as the Company’s reputation and financial position.

A material disruption of the Company's operations, particularly at its manufacturing facilities or within its information technology infrastructure, or its supply chain could adversely affect business.

The Company's facilities, supply chains, distribution systems, and information technology systems are subject to catastrophic loss due to natural disasters or other disruptions, including hurricanes, floods, fires, droughts, water scarcity, and other adverse weather or environmental conditions (each of which may be worsened by climate change), power outages, energy shortages, explosions, terrorism or other geopolitical tensions, equipment failures, sabotage, cybersecurity incidents, labor disputes or shortages, critical supply failure, inaccurate downtime forecast, political disruption, public health crises, like a regional or global pandemic such as COVID-19, and other reasons, which have and could again result in undesirable consequences, including financial losses and damaged relationships with customers.

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

The effects of extreme weather conditions could also place capacity constraints on the Company’s supply chain. For example, rare earth minerals are critical to the design of the Company's products and some countries from which these materials are sourced have experienced severe weather. A severe weather event in these countries could cause disruptions in the Company's supply chain which could, in turn, cause product shortages, delays in delivery and/or increases in the Company's cost to produce and deliver products to its customers.

If the Company were required to write-down all or part of its goodwill, indefinite-lived trade names, or other definite-lived intangible assets, its net income and net worth could be materially adversely affected.

As of January 3, 2026, the Company has approximately $7.3 billion of goodwill, approximately $2.3 billion of indefinite-lived trade names and approximately $0.8 billion of net definite-lived intangible assets. The Company is required to periodically, at least annually, determine if its goodwill or indefinite-lived trade names have become impaired, in which case it would write down the impaired portion of the asset. The definite-lived intangible assets, including customer relationships, are amortized over their estimated useful lives and are evaluated for impairment when appropriate. Impairment of intangible assets may be triggered by developments outside of the Company’s control, such as worsening economic conditions, technological change, intensified competition or other factors, which could have an adverse effect on the Company’s financial condition and results of operations. During 2025, the Company recognized a $108.4 million pre-tax, non-cash impairment charge driven by updates to the Company’s brand prioritization strategy impacting the Lenox, Troy-Bilt, and Irwin trade names. During 2024, the Company recorded a pre-tax impairment charge of $41.0 million related to the Lenox trade name and $25.5 million related to the Infrastructure business. During 2023, the Company recorded pre-tax impairment charges of $274.8 million, comprised of $124.0 million related to the Irwin and Troy-Bilt trade names and $150.8 million related to the Infrastructure business. Refer to Note E, Goodwill and Intangible Assets, for additional information on the trade name impairments. Refer to Note S, Divestitures, for additional information on the 2024 divestiture of the Infrastructure business.

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

The Company’s exiting of businesses, divestitures, acquisitions, strategic investments and alliances and joint ventures, as well as general business reorganizations, may result in financial results that are different than expected and certain risks for its business and operations.

As part of the Company's strategy, it may divest businesses or assets, acquire businesses or assets, enter into strategic alliances and joint ventures, and make similar investments to further its business.

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

The Company has taken steps to streamline its portfolio and focus on its core Tools & Outdoor and Engineering Fastening businesses. As a result of recent divestitures, the Company may be subject to increased volatility and vulnerability to market conditions due to its more focused portfolio. In addition, the current and proposed changes to the U.S. and foreign regulatory approval process and requirements in connection with an acquisition or divestiture may jeopardize, delay or reduce the anticipated benefits of the transaction to the Company. Failure to effectively integrate acquired companies, strategic investments and alliances, consummate or manage any future acquisitions, divestitures, or general business reorganizations, may adversely affect the Company’s existing businesses and harm its operational results due to large write-offs, significant restructuring costs, contingent liabilities, substantial depreciation, and/or adverse tax or other consequences. The Company cannot ensure that such integrations and reorganizations will be successfully completed or that all of the planned synergies and other benefits will be realized.

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

As described in Note G, Long-Term Debt and Financing Arrangements, of the Notes to Consolidated Financial Statements in Item 8, the Company has a five-year $2.25 billion committed credit facility and a $1.25 billion syndicated 364-day credit agreement. No amounts were outstanding against any of these facilities on January 3, 2026. As of January 3, 2026, the Company had $5.3 billion principal amount of indebtedness.

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

The Company must maintain, for each period of four consecutive fiscal quarters of the Company, an interest coverage ratio of not less than 3.50 to 1.00, provided that the Company is only required to maintain an interest coverage ratio of not less than 2.50 to 1.00 for any four fiscal quarter period on or before the end of the Company’s second fiscal quarter of 2026. For purposes of calculating the Company’s compliance with the interest coverage ratio, as defined in each credit agreement, the Company is permitted to increase EBITDA to allow for applicable adjustment addbacks, as defined in the 364-day credit agreement, incurred in any four consecutive fiscal quarter periods, provided that the sum of the applicable adjustment addbacks incurred on or before the Company’s second fiscal quarter of 2026 may not exceed $250 million in the aggregate.

The Company was compliant with its debt covenant requirements during its 2025 fiscal year. Management does not believe it is reasonably likely the Company will breach this covenant. Failure to maintain these ratios could adversely affect further access to liquidity.

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

The Company sponsors pension and other post-retirement defined benefit plans. The Company’s defined benefit plan assets are currently invested in equity securities, government and corporate bonds and other fixed income securities, money market instruments and insurance contracts. The Company’s funding policy is generally to contribute amounts determined annually on an actuarial basis to provide for current and future benefits in accordance with applicable law which require, among other things, that the Company make cash contributions to under-funded pension plans. During 2025, the Company made cash contributions to its defined benefit plans of approximately $34 million and expects to contribute approximately $29 million to its pension and other post-retirement benefit plans in 2026.

There can be no assurance that the value of the defined benefit plan assets, or the investment returns on those plan assets, will be sufficient in the future. It is therefore possible that the Company may be required to make higher cash contributions to the plans in future years which would reduce the cash available for other business purposes, and that the Company will have to recognize a significant pension liability adjustment which would decrease the net assets of the Company and result in higher expense in future years. The fair value of the defined benefit plan assets on January 3, 2026 was approximately $1.7 billion.

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

In addition, the Company's ability to compete could be negatively impacted by its failure to obtain and adequately protect its intellectual property and preserve its associated intellectual property rights, including patents, copyrights, trade secrets, and licenses, as well as its products and any new features of its products or processes. The Company's patent applications may not be approved and any patents owned could be challenged, invalidated or designed around by third parties. In addition, the Company's patents may not be of sufficient scope or strength to provide meaningful protection or commercial advantage. The use of artificial intelligence in the development of the Company's products and services could also impact its intellectual property protections.

The Company may be unaware of intellectual property rights of others that may cover some of its technology, brands, or products. Any dispute or litigation regarding patents or other intellectual property could be costly and time-consuming and could divert the attention of the Company’s management and key personnel from its business operations. Allegations of intellectual property infringement may also require the Company to enter into costly license agreements or necessitate redesigns of its products at substantial cost. The Company also may be subject to significant damages or injunctions against development and sale of certain products.

Cybersecurity incidents could disrupt business operations, result in the loss of critical and confidential information, and adversely impact the Company's reputation, operating results, and financial condition.

The Company’s information systems and data may be vulnerable to cybersecurity threats and incidents which can include uncoordinated individual attempts to gain unauthorized access to information technology ("IT") systems, sophisticated and targeted measures known as advanced persistent threats, breaches due to human error, malfeasance, or other cybersecurity incidents directed at the Company, its products, services and technologies, including those leveraging “Internet of Things,” robotics or generative artificial intelligence capabilities, its customers and/or its third-party service providers, including cloud providers. New vulnerabilities may be introduced as cybersecurity threats continue to evolve and if the Company or its third-party vendors increase their use of, or reliance on, emerging technologies, such as generative artificial intelligence and machine learning. The Company deploys measures which it believes leverage industry accepted frameworks to deter, prevent, detect, respond to, and mitigate cybersecurity threats. The Company has invested and continues to invest in risk management and information security and data protection measures it believes are appropriate to protect its systems and data, including employee and critical service provider training, organizational investments, incident response plans, tabletop exercises, technical defenses and defensive product software designs. The cost and operational consequences of implementing, maintaining and enhancing these measures could increase significantly to overcome increasingly intense, complex, and sophisticated cybersecurity threats.

Despite these efforts, cybersecurity incidents (against the Company or parties with whom the Company contracts), depending on their nature and scope, could potentially result in the misappropriation, disclosure, destruction, corruption or unavailability of critical data and confidential or proprietary information (the Company's or that of third parties) and the disruption of business operations. Additionally, it is possible for security vulnerabilities or a cybersecurity threat to remain undetected for an extended time period, and the prioritization of decisions with respect to security measures and remediation of known vulnerabilities undertaken by the Company, and the vendors and other third parties upon which it relies, may be inadequate to protect against or fully mitigate cybersecurity threats. The potential consequences of a material cybersecurity incident and its effects include financial loss, reputational damage, litigation with third parties, theft of intellectual property, disclosure of confidential or personal customer, supplier and employee information, fines levied by both U.S. and international government agencies, diminution in the value of the Company's investment in research, development and engineering, and increased cybersecurity protection and remediation costs due to the increasing sophistication and proliferation of threats, which in turn could adversely affect the Company's competitiveness and results of operations. Any of the foregoing can be exacerbated by a delay or failure to detect a cybersecurity incident or the full extent of such incident.

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

To conduct its operations, the Company regularly collects, stores, and processes data across national borders, and consequently is subject to a variety of continuously evolving and developing laws and regulations in the U.S. and abroad regarding privacy, data governance and data security. The scope of the laws that may be applicable to the Company is often uncertain and may be conflicting, particularly with respect to foreign laws. For example, many countries around the world maintain a broad array of requirements for handling personal data and product data, including the public disclosure of significant data breaches. Similarly, in the U.S., state-specific privacy regulations have created and continue to create new industry requirements, consumer privacy rights and enforcement mechanisms. The Company's reputation and brand and its ability to attract new customers could also be adversely impacted if the Company fails, or is perceived to have failed, to properly respond to breaches or other privacy concerns (even if unfounded) resulting from its management of consumer data or of its third party’s information technology systems. Such failure to properly respond could also result in similar exposure to liability.

Additionally, other countries have enacted or are enacting data localization laws that require data to stay within their borders. In many cases, these laws and regulations apply not only to transfers between unrelated third parties but also to transfers between the Company and its subsidiaries.

All of these evolving compliance and operational requirements impose significant costs that are likely to increase over time. Privacy laws that may be implemented in the future, laws regarding product data portability and governance, generative artificial intelligence, and robotics, and court decisions impacting activities across borders, may require changes to certain business practices and/or products, thereby increasing costs and operational complexity, or may result in negative publicity, require significant management time and attention, and may subject the Company to remedies that may harm its business, including fines or demands or orders that the Company modify or cease existing business practices.

The use of artificial intelligence in the Company’s business operations, products and services could expose it to legal and compliance risks as well as brand or reputational harm and competitive harm, any of which may adversely affect its results of operations.

The Company’s businesses increasingly leverage artificial intelligence solutions to optimize their operations, improve customer experiences, and enhance their products and services. While the Company believes the use of artificial intelligence can offer significant benefits and opportunities, it also introduces a range of risks and challenges and there can be no assurances that the use of such technology will result in improved operational efficiencies, cost reductions or other anticipated benefits.

The regulatory landscape surrounding artificial intelligence is rapidly evolving and the Company’s use of artificial intelligence may be subject to new legal or regulatory requirements, which may impose prohibitions or additional compliance burdens on the Company. For example, the Company’s artificial intelligence efforts may subject it to heightened compliance and legal as well as other risks related to technology integration, accuracy, program bias, data sourcing, intellectual property infringement or misappropriation, data privacy, and cybersecurity, among others. Moreover, the Company may experience brand or reputational harm if it fails to appropriately manage its use of artificial intelligence in compliance with applicable laws and regulations or successfully execute on strategies leveraging artificial intelligence.

Additionally, the Company’s competitors or other third parties may incorporate artificial intelligence into their products, services or operations more quickly, cost-effectively or successfully than the Company, or develop superior products and services with the aid of artificial intelligence, which could impair the Company’s ability to compete effectively and adversely affect its results of operations.

Significant judgment and certain estimates are required in determining the Company’s worldwide provision for income taxes. Future tax law changes and audit results may materially increase the Company’s prospective income tax expense.

The Company is subject to income taxation in the U.S. and numerous foreign jurisdictions. Significant judgment is required in determining the Company’s worldwide income tax provision and accordingly there are many transactions and computations for which the final income tax determination is uncertain. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments, and which may not accurately anticipate actual outcomes. The Company periodically assesses its liabilities and contingencies for all tax years still subject to audit based on the most currently available information, which involves inherent uncertainty. The Company is routinely audited by income tax authorities in various jurisdictions, and while management believes the recorded tax estimates are reasonable, the ultimate outcome of any audit (or related litigation) could differ materially from amounts reflected in the Company’s income tax accruals. Changes in tax laws, regulations, or interpretations and applications of such laws and regulations, including the implementation of global minimum tax rules by the various taxing jurisdictions applicable to multi-national corporations, could have a material impact on the Company’s worldwide income tax provision, cash tax liability, and effective tax rate.

Changing legislation, regulations, and market trends in response to climate change and other environmental-related concerns may adversely affect the Company's business.

A number of governmental bodies have adopted, revised, or proposed legislation and regulation in response to the potential effects of climate change, protection of the environment, human health and safety, and water and energy efficiency. There continues to be a lack of consistency and harmony in such legislation and regulation in the regions in which the Company operates, which creates economic and regulatory uncertainty. International, regional, state and/or federal requirements or other stakeholder expectations have mandated, and could mandate in the future, different standards, timing, or reporting of environmental, social and governance metrics compared to the Company's voluntary commitments and reporting. In addition, any such requirements or other stakeholder expectations could require changes to be implemented on a more accelerated time frame than the Company anticipates or could result in changes to the Company’s business operations, supply chain, manufacturing, and reporting processes. Such legislation or regulation has also increased, and may continue to increase, the Company’s compliance burdens and associated costs, including potential increased costs passed along from its suppliers. Additionally, such legislation has and potentially could include provisions for a “cap and trade” system of allowances and credits or a carbon tax or require increased measurement of metrics and disclosure, among other provisions. If carbon tax legislation is changed or adopted, the Company may not be able to mitigate the future impact of carbon tax through its emissions reduction initiatives or other measures. If environmental laws or regulations are either changed or adopted and impose significant operational restrictions and compliance requirements on the Company, they may have a material adverse effect on the Company’s business, access to credit, capital expenditures, operating results and financial condition.

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

In addition, many of the Company’s products incorporate battery technology. As the market moves towards a lower-carbon economy and as other industries begin to adopt similar battery technology for use in their products or increase their current consumption of battery technology, the increased demand could place capacity constraints on the Company’s supply chain. Furthermore, increased demand for battery technology may also increase the costs to the Company for both the battery cells as well as the underlying raw materials such as cobalt and lithium, among others. If the Company is unable to mitigate any possible supply constraints or related increased costs or drive alternative technology through innovation, its profitability and financial results could be negatively impacted.

The Company’s failure to continue to successfully avoid, manage, defend, litigate and accrue for claims and litigation could negatively impact its results of operations or cash flows.

The Company is exposed to and becomes involved in various legal proceedings, claims, disputes and investigations arising out of the conduct of its business, including the matters described in Item 3. Legal Proceedings in Part I of this Annual Report on Form 10-K and other, actual or threatened proceedings, claims, disputes or investigations relating to such items as securities laws, anti-trust laws, commercial transactions, product liability, workers compensation, employment litigation, employee benefits plans, arrangements between the Company and its distributors, franchisees or vendors, intellectual property claims and regulatory actions. Any legal proceedings, claims, disputes or investigations, whether with or without merit, can be time consuming and expensive to defend and can divert management’s attention and resources.

In addition, the Company is subject to environmental laws in each jurisdiction in which business is conducted. Some of the Company’s products incorporate substances that are regulated in some jurisdictions in which it conducts manufacturing operations or distributes its products. The Company has been, and could be in the future, subject to liability if it does not comply with these regulations. In addition, the Company is currently being, and may in the future be, held responsible for remedial investigations and clean-up costs resulting from the discharge of hazardous substances into the environment, including sites that have never been owned or operated by the Company but at which it has been identified as a potentially responsible party under federal and state environmental laws and regulations. Changes in environmental and other laws and regulations in both domestic and foreign jurisdictions could adversely affect the Company’s operations due to increased costs of compliance and potential liability for non-compliance.

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

The Company maintains an awareness of and responsibility for the potential health and safety impacts of its products on its customers and end users. The Company's product development processes include tollgates and milestones that incorporate product safety and quality reviews and extensive testing at various stages to identify potential safety and operational hazards for customers and end users. Product labeling and marking reviews are also conducted.

Despite safety and quality reviews, the Consumer Product Safety Commission or other applicable regulatory bodies have required and may require in the future, or the Company has voluntarily instituted and may in the future voluntarily institute, the recall, repair or replacement of the Company’s products if those products are found not to be in compliance with applicable standards or regulations. The Company has also been, and may in the future be, subject to regulatory requirements and penalties concerning the Company’s products. Any recall, repair, replacement or other corrective action could increase the Company's costs and adversely impact its reputation. Refer to Item 3. Legal Proceedings in Part I of this Annual Report on Form 10-K for further information about legal proceedings involving recalled products.

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
Cyber Incident Response Team and Governance
Board of Directors
The Board of Directors (the "Board") has the primary responsibility for oversight of cybersecurity matters. The Audit Committee also monitors cybersecurity risk as part of its oversight of financial risk exposures. The Board regularly reviews compliance and disclosure control procedures for cybersecurity matters. The Board and Audit Committee also receive regular briefings (at least annually) from members of management responsible for cybersecurity and digital risk management for the Company, including the Vice President and Chief Information Officer (the “CIO”), Chief Information Security Officer (the “CISO”) and Senior Vice President, General Counsel and Secretary (the “General Counsel”), as well as third-party cybersecurity advisors, on the Company’s cybersecurity program, including data protection and cybersecurity risks and the Company’s new and existing cyber risk controls intended to mitigate them, as appropriate. The Company has protocols and procedures by which certain cybersecurity incidents are escalated within the Company and, where appropriate, reported promptly to the Audit Committee and the full Board.
Management
At the management level, oversight of risks from cybersecurity threats has been integrated into the Company’s overall risk management processes. The Senior Risk Council has broad oversight of the Company’s risk management processes and is also responsible for the assessment and management of risks from cybersecurity threats. The Senior Risk Council is comprised of senior management personnel representing different functional and business areas, including the Chief Executive Officer; Chief Financial Officer & Chief Administrative Officer ("CFO"); General Counsel; Treasurer; and CIO, as well as other senior business leaders. The Company believes the experience that these senior management personnel have from serving on the Senior Risk Council provides them with an understanding of the Company’s risk management processes overall, and individual members are able to provide further insight to the risk analysis process based on their functional area of expertise within the business. The CIO also has extensive leadership experience in computer product engineering and information technology fields, including responsibility for overseeing cybersecurity risk management and digital risk management. The CIO also holds a bachelor’s degree in computer science. The Senior Risk Council meets regularly to discuss the risk management measures implemented by the Company, including measures to identify and mitigate data protection and cybersecurity risks and the broader cybersecurity risk landscape. The Senior Risk Council receives regular updates on cybersecurity incidents from the CISO and CIO.
The Company’s CISO is the member of management principally responsible for overseeing the Company’s cybersecurity risk management program, under the CIO's leadership and in coordination with other business leaders across the Company, including legal, product engineering management, internal audit, finance and risk management. The CISO has extensive cybersecurity knowledge and skills gained from over 20 years of technical and business experience in the cybersecurity and information security fields, including as a Chief Information Security Officer and through other leadership and technical roles in IT governance and strategy, security risk and compliance, corporate product security and data privacy, and IT infrastructure. She also holds a Master of Science degree in Information and Cybersecurity from the University of California, Berkeley. The CISO reports directly to the CIO who in turn reports directly to the CFO. The CISO receives reports on cybersecurity threats from members of the Cyber Security Office on an ongoing basis and, in conjunction with the Senior Risk Council, regularly reviews risk management measures implemented by the Company to identify and mitigate data protection and cybersecurity risks. The CISO and CIO also work closely with the Company's legal department to oversee compliance with applicable legal, regulatory and contractual security requirements.
Internal Cybersecurity Team
The Company's Cyber Security Office, led by the CISO, is responsible for monitoring, maintaining and supporting the implementation of cybersecurity governance, operations and data protection practices across the Company. The Information Technology organization, led by the CIO, is responsible for the implementation of cybersecurity technical controls. Reporting to the CISO are a number of experienced information security directors responsible for various parts of the Company’s business, each of whom is supported by a team of trained cybersecurity professionals. The team also holds a number of industry recognized certifications such as Certified Information Systems Security Professional, Certified Information Security Manager, Certified in Risk and Information Systems Control, Certified Information Systems Auditor, Certified Cloud Security Professional, Certified Secure Software Lifecycle Professional, Computer Hacking Forensic Investigator and Certified Ethical Hacker, among others. In addition to its internal cybersecurity capabilities, the Company also regularly engages assessors, consultants, auditors, or other third parties to assist with assessing, identifying, and managing cybersecurity risks.

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
The Company has adopted a Cybersecurity Incident Response Plan (the “IRP”) that applies in the event of a cybersecurity threat or incident, which is designed to protect the Company’s information systems from cybersecurity threats and to promptly respond to cybersecurity incidents. The IRP sets out a coordinated approach to investigating, containing, documenting and mitigating incidents, including reporting findings and keeping senior management and other key stakeholders informed and involved as appropriate. To facilitate the success of this program, multi-disciplinary teams throughout the Company are deployed to address cybersecurity threats and to respond to cybersecurity incidents in accordance with the IRP. Through the ongoing communications among these teams, the CISO, in coordination with the legal department and the Senior Risk Council, monitor the prevention, detection, mitigation and remediation of cybersecurity incidents, and report such incidents to the Audit Committee and the full Board when appropriate, as discussed above. In general, the IRP leverages the National Institute of Standards and Technology guidance. The IRP applies to all Company personnel who provide or deliver technology systems (including employees, contractors and service providers).
As part of the Company’s cybersecurity risk management strategy, the Company takes measures to test and improve its cybersecurity program, including reviewing and updating the information technology policies and IRP, engaging independent third-party consultants to conduct regular assessments of its cyber security maturity against industry best practice frameworks and recommend program enhancements, and conducting tabletop exercises. The Company also engages in internal and external audits to meet its regulatory obligations or customer requirements. The assessment summaries and action plans are shared with the Audit Committee as part of the regular briefings provided by the CIO and CISO, and in turn the Audit Committee Chair regularly updates the full Board on such briefings.
The Company has processes and procedures as part of its centralized supplier risk management system to oversee, identify, assess and reduce cybersecurity threats and risks associated with key third-party service providers. As part of this process, the Company utilizes external frameworks and tools to provide assessment scoring, planning and monitoring against cybersecurity threats and risks and remediation recommendations, as applicable. Updates on third-party service provider risks are included in regular briefings to the Senior Risk Council by the CISO and CIO and escalated to the Audit Committee and the full Board as appropriate.
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
The Company deploys measures which it believes leverage industry accepted frameworks to deter, prevent, detect, respond to, and mitigate these threats. The Company has invested and continues to invest in risk management and information security and data protection measures it believes are appropriate to protect its systems and data, including employee and critical service provider training, organizational investments, incident response plans, tabletop exercises and technical defenses. Despite these efforts, cybersecurity incidents (against the Company or parties with whom the Company contracts), depending on their nature and scope, could potentially result in the misappropriation, disclosure, destruction, corruption or unavailability of critical data and confidential or proprietary information (the Company's or that of third parties) and the disruption of business operations. Refer to Item 1A. Risk Factors in Part I of this Annual Report on Form 10-K, which should be read in conjunction with the foregoing information, for additional information on cybersecurity risks the Company faces.

ITEM 2. PROPERTIES
As of January 3, 2026, the Company and its subsidiaries owned or leased significant facilities used for manufacturing, distribution and sales offices in 18 states and 21 countries. The Company leases its corporate headquarters in New Britain, Connecticut. The Company has 108 facilities including its corporate headquarters that are larger than 100,000 square feet, as follows:

	Owned	Leased	Total
Tools & Outdoor	50	40	90
Engineered Fastening	11	4	15
Corporate	2	1	3
Total	63	45	108
The combined size of these facilities is approximately 32 million square feet. The buildings are in good condition, suitable for their intended use, adequate to support the Company’s operations, and generally fully utilized. Of the 108 facilities above, there is one owned facility included in Engineered Fastening, which relates to the pending divestiture of the CAM business.

ITEM 3. LEGAL PROCEEDINGS
Government Litigation
As previously disclosed, on January 19, 2024, the Company was notified by the Compliance and Field Operations Division (the “Division”) of the Consumer Product Safety Commission (“CPSC”) that the Division intended to recommend the imposition of a civil penalty of approximately $32 million for alleged untimely reporting in relation to certain utility bars and miter saws that were subject to voluntary recalls in September 2019 and March 2022, respectively. The Company believes there are defenses to the Division’s claims, and has presented its defenses in a meeting with the Division on February 29, 2024 and in a written submission dated March 29, 2024. On April 1, 2024, the Division informed the Company's counsel that the Division intended to recommend that the CPSC refer the matter to the U.S. Department of Justice (the "DOJ"). On May 1, 2024, the Company was informed that the CPSC voted to refer the matter to the DOJ. In December 2024, the CPSC requested that the Company reproduce documents previously provided to the CPSC following changes to the agency’s electronic file sharing system, and the Company reproduced the requested documents to the CPSC. Counsel for the Company and DOJ met to discuss the parties' positions. On December 22, 2025, DOJ filed suit in the U.S. District Court for the District of Maryland related to the matter, naming Black & Decker (U.S.) Inc. as a defendant. The Company believes that it took timely and appropriate action and intends to vigorously defend itself against the claims brought by DOJ. The Company does not expect that any sum it may have to pay in connection with this matter, including any reserved amount, will have a materially adverse effect on its financial position, results of operations or liquidity.
The Company is committed to upholding the highest standards of corporate governance and is continuously focused on ensuring the effectiveness of its policies, procedures, and controls.
Class Action Litigation
As previously disclosed, on March 24, 2023, a putative class action lawsuit titled Naresh Vissa Rammohan v. Stanley Black & Decker, Inc., et al., Case No. 3:23-cv-00369-KAD (the “Rammohan Class Action”), was filed in the United States District Court for the District of Connecticut against the Company and certain of the Company’s current and former officers and directors (together, “Defendants”). The complaint was filed on behalf of a purported class consisting of all purchasers of Stanley Black & Decker common stock between October 28, 2021 and July 28, 2022, inclusive. The complaint asserted violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 based on allegedly false and misleading statements related to consumer demand for the Company’s products amid changing COVID-19 trends and macroeconomic conditions. The complaint sought unspecified damages and an award of costs and expenses. On October 13, 2023, Lead Plaintiff General Retirement System of the City of Detroit filed an Amended Complaint that asserted the same claims and seeks the same forms of relief as the original complaint. On December 14, 2023, Defendants filed a motion to dismiss the Amended Complaint in its entirety. Briefing on that motion concluded on April 5, 2024. Following the recent decision of the United States Court of Appeals for the Second Circuit in City of Hialeah Employees’ Retirement System v. Peloton Interactive, Inc., No. 24-2803 (2d Cir. 2025), Lead Plaintiff informed Defendants that it wished to further amend its complaint. Pursuant to a stipulation between the parties, so ordered by the District Court on September 30, 2025, Lead Plaintiff provided Defendants with a proposed second amended complaint on October 30, 2025, and Defendants consented to its filing. Lead Plaintiff subsequently filed its Second Amended Complaint on November 14, 2025, asserting the same claims on behalf of the same putative class and seeking the same forms of relief as the prior complaints. Defendants filed a renewed motion to dismiss on December 18, 2025. Lead Plaintiff filed its opposition to Defendants’ renewed motion to dismiss on January 29, 2026, and Defendants filed a reply in support of their renewed motion to dismiss on February 19, 2026. The Company intends to vigorously defend this action in all respects. Given the early stage of this litigation, at this time, the Company is not in a position to assess the likelihood of any potential loss or adverse effect on its financial condition or to estimate the amount or range of potential losses, if any, from this action.
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
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following is a list of the executive officers of the Company as of February 24, 2026:

Name and Age	Office	Date Elected to Office as an Executive Officer
Christopher J. Nelson (55)	President and Chief Executive Officer since October 2025. Chief Operating Officer, Executive Vice President and President, Tools & Outdoor (2023). President, HVAC, Carrier Global Corporation (2020); President, Commercial HVAC, Carrier Global Corporation (2018); President, North America HVAC, Carrier Global Corporation (2012).	6/14/2023

Donald Allan, Jr. (61)	Executive Chair since October 2025. President and Chief Executive Officer (2022). President and Chief Financial Officer (2021); Executive Vice President & Chief Financial Officer (2016); Senior Vice President and Chief Financial Officer (2010); Vice President and Chief Financial Officer (2009); Vice President and Corporate Controller (2002); Corporate Controller (2000); Assistant Controller (1999).	10/24/2006

Patrick D. Hallinan (58)	Executive Vice President, Chief Financial Officer and Chief Administrative Officer since January 2026. Executive Vice President and Chief Financial Officer (2023). Executive Vice President and Chief Financial Officer, Fortune Brands Innovations, Inc. (formerly, Fortune Brands Home & Security, Inc.) (2017); Senior Vice President Finance, Fortune Brands Innovations, Inc. (2017); Vice President Finance and Chief Financial Officer, Moen Incorporated (2013).	4/6/2023

William D. Beck (47)	Senior Vice President and President, Tools & Outdoor since October 2025; Tools & Outdoor General Manager, Chief Growth Officer (2025), Chief Growth Officer, Tools & Outdoor (2024); Senior Vice President & Chief Marketing Officer, Elevance Health, Inc. (2019); Vice President & General Manager - Kitchen, Whirlpool Corporation (2017).

10/1/2025

Francesca Campbell (42)	Senior Vice President, General Counsel and Corporate Secretary since February 2026. Senior Vice President & Chief Legal Officer, Carrier Global Corporation (2024); Vice President, Chief M&A Counsel & Corporate Secretary, Carrier Global Corporation (2023); Vice President, Carrier Ventures, Chief M&A Counsel, Carrier Global Corporation (2021); Associate, Davis Polk & Wardwell LLP (2012).	2/16/2026

Agustin Lopez Diaz (48)	Senior Vice President, Chief Supply Chain Officer since December 2025. North America Supply Chain Officer, Schneider Electric (2024); Global Chief Sustainability, Customer Satisfaction and Quality Officer, Schneider Electric SE (2022); Group Chief Sustainability, Quality and Customer Satisfaction Officer, FORVIA (formerly Faurecia SE) (2018); Senior Executive Global General Manager, Quality and Technical Regulations and Standards, GE Power (2013).	12/15/2025

Deborah Wintner (57)	Senior Vice President and Chief Human Resources Officer since August 2024. Senior Vice President of HR Operations, Chief Human Resources Officer of Tools & Outdoor (2023); Interim Chief Human Resources Officer (2022); Vice President, Global Human Resources, Stanley Security (2018).	8/13/2024

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s common stock is listed and traded on the New York Stock Exchange, Inc. (“NYSE”) under the abbreviated ticker symbol “SWK”, and is a component of the Standard & Poor’s (“S&P”) 500 Composite Stock Price Index. The Company increased its annual dividend per common share by $0.04 in 2025 compared to 2024 and intends to continue to pay quarterly dividends in 2026. In July 2025, the Company raised the quarterly dividend per common share, its 58th annual consecutive increase, which extended its record for the longest, consecutive quarterly and annual dividend payments among industrial companies listed on the NYSE. As of February 16, 2026, there were 7,571 holders of record of the Company’s common stock. Information required by Item 201(d) of Regulation S-K concerning securities authorized for issuance under equity compensation plans can be found under Item 12 of this Annual Report on Form 10-K.
Issuer Purchases of Equity Securities
The following table provides information about the Company’s purchases of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934 for the three months ended January 3, 2026:

2025	Total Number Of Common Shares Purchased	Average Price Paid Per Common Share	Total Number Of Common Shares Purchased As Part Of A Publicly Announced Plan or Program	(In Millions) Maximum Number Of Common Shares That May Yet Be Purchased Under The Program (a)
September 28 - November 1	—	$—	—	20
November 2 - November 29	—	—	—	20
November 30 - January 3	—	—	—	20
Total	—	$—	—	20

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

THE POINTS IN THE ABOVE TABLE ARE AS FOLLOWS:	2020	2021	2022	2023	2024	2025
Stanley Black & Decker	$100.00	$107.31	$44.07	$59.70	$50.83	$50.50
S&P 500 Index	$100.00	$128.68	$105.36	$133.03	$168.79	$196.35
S&P 500 Capital Goods Index	$100.00	$118.92	$118.60	$141.41	$175.21	$223.95
The comparison assumes $100 invested at the closing price on December 31, 2020 in the Company’s common stock, S&P 500 Index, and S&P 500 Capital Goods Index. Total return assumes reinvestment of dividends.

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
Strategic Objectives
The Company is guided by its mission to build a world-class branded industrial company, by solving end users’ most pressing and complex challenges. The strategy to achieve this mission is anchored by three core imperatives: activating our brands with purpose, driving operational excellence, and accelerating innovation.

Activating our brands with purpose is rooted by the Company's brands standing for quality, safety and productivity. The Company is investing resources to continue to deepen connections with end users, with every product, solution and service aligned with their evolving needs.

Driving operational excellence is centered on continuous improvement to deliver stronger results, including more effective resource allocation with higher return on investment. The focus on driving annual net productivity will contribute to continued margin expansion and reinvestment into brand health and innovation.

Accelerating innovation is required to advance and expand the end-to-end workflow solutions that end users demand. The Company's platforming method enables faster speed to market and leverages modularity combined with specialization to deliver uncompromised productivity and value.

With a strengthened foundation and a more streamlined, focused organization, the Company is positioned to drive performance towards its long-term financial targets. The following targets, which are based on the tariff landscape as of January 2026, are expected to be reflected in the Company's 2028 financial results and assume that the Company's markets are growing by low-single digits and inflation approximates 2% per year.

•Mid-single digit organic revenue growth;
•35% to 37% adjusted gross margins with mid to high-teens adjusted Earnings Before Interest, Taxes, Depreciation and Amortization margin ("adjusted EBITDA margin");
•Free cash flow approximating 100% of GAAP net income over a multi-year period;
•Cash Flow Return On Investment ("CFROI"), computed as cash from operations plus after-tax interest expense, divided by the two-point average of debt and equity, in the low-to-mid-teens by 2028 and greater than or equal to the mid-teens beyond 2028; and
•Solid investment grade credit rating.

In terms of capital allocation, the Company’s top priority is funding organic growth investments that drive long-term value. The Company also remains committed, over time, to maintaining a strong and growing dividend and has a preference toward opportunistic share repurchases. In the near-term, the Company intends to utilize the net proceeds from the pending CAM divestiture to reduce debt, as further discussed below.

Repurchases Of Securities Other Than Common Stock
In April 2021, the Board of Directors approved repurchases by the Company of its outstanding securities, other than its common stock, up to an aggregate amount of $3.0 billion (the “April 2021 Authorization”). Repurchases of $1.1 billion were made under the April 2021 Authorization. In October 2025, the Board of Directors terminated the April 2021 Authorization including any amounts remaining available for repurchase thereunder, and approved repurchases by the Company of its outstanding securities, other than its common stock, up to an aggregate amount of $3.0 billion. No repurchases have been executed pursuant to this authorization to date.
Refer to Note I, Capital Stock, for further discussion.
Pending Sale of Consolidated Aerospace Manufacturing ("CAM") Business
In December 2025, the Company announced that it had entered into a definitive agreement to sell its CAM business to Howmet Aerospace for $1.8 billion in cash. The sale is subject to regulatory approvals and other customary closing conditions and is expected to close in the first half of 2026. Cash proceeds, net of tax and fees, are expected to be in the range of $1.525 billion to $1.6 billion, which the Company expects to utilize to reduce debt. For the year ended January 3, 2026, net sales and segment profit for the Engineered Fastening segment included $413.9 million and $31.3 million, respectively, related to the CAM business. See below for further discussion of the Company's business segments and results.
Refer to Note S, Divestitures, for further discussion of the pending CAM divestiture.
Other Divestitures
On April 1, 2024, the Company sold its Infrastructure business comprised of the attachment and handheld hydraulic tools business to Epiroc AB for net proceeds of $728.5 million. The Company used the net proceeds to reduce debt in the second quarter of 2024.
The Company has also divested several businesses in recent years that allowed the Company to invest in other areas that fit into its long-term strategy.
Refer to Note S, Divestitures, for further discussion of the Company's divestitures.

Global Cost Reduction Program
In mid-2022, the Company launched a Global Cost Reduction Program comprised of a series of initiatives designed to generate targeted pre-tax run-rate cost savings of $2.0 billion by resizing the organization, reducing inventory, and transforming its supply chain with the ultimate objective of driving long-term growth, improving profitability and generating strong cash flow. The program has been completed as of the end of 2025 and has generated approximately $2.1 billion of pre-tax run-rate savings, exceeding its original cost savings target. These savings were partially redeployed to fund over $300 million of innovation and commercial investments through 2025 designed to accelerate organic growth.
The program included selling, general, and administrative ("SG&A") cost savings driven by simplifying the corporate structure, optimizing organizational spans and layers and reducing indirect spend as well as a supply chain transformation. The savings related to the supply chain transformation were driven by the following value streams:
•Material Productivity: Implemented capabilities to source in a more efficient and integrated manner across all of the Company’s businesses and leveraged contract manufacturing;

•Operational Excellence: Redesigned in-plant operations following footprint rationalization to deliver incremental efficiencies, simplified organizational design and inventory optimization leveraging a standard operating model and LEAN principles;
•Footprint Rationalization: Transformed the Company’s manufacturing and distribution network from sites built through years of acquisitions to a strategically focused supply chain, inclusive of site closures, transformations of existing sites into manufacturing centers of excellence and re-configuration of the distribution network; and
•Complexity Reduction: Reduced complexity through platforming products and implemented initiatives to drive a SKU reduction.
In addition, the Company has reduced inventory by over $2 billion since the end of the second quarter of 2022 and expects further working capital reductions to support free cash flow generation in 2026.
The cash investment required to achieve the pre-tax run-rate supply chain cost savings was approximately $0.6 billion. Of the total cash investment, approximately 30% related to capital expenditures.
The charges associated with the execution of the supply chain transformation are reflected in the Non-GAAP adjustments detailed below in "Results From Operations." Although the broader Global Cost Reduction Program has been completed, the Company expects to incur additional charges and make cash investments in 2026 relating to footprint actions to support the ongoing network transformation and reposition its supply chain, as necessary. The expected charges related to these actions are reflected in the Company's full year estimate of Non-GAAP adjustments detailed below in "2026 Planning Assumptions".
Driving Profitable Growth Through Core Franchises and Brand-Led Commercial Execution

The Company’s core franchises operate in markets which the Company believes possess attractive long-term growth characteristics, competitive structures where brand and innovation influence outcomes, and the ability to scale globally while generating strong cash flow. These franchises provide the foundation for sustained value creation through disciplined investment, operational execution, and customer focus.
•The Tools & Outdoor segment is a global growth platform anchored by leading brands, differentiated innovation, and broad channel reach. The segment offers a comprehensive portfolio of power tools, hand tools, outdoor products, accessories, storage, and digital solutions designed to improve productivity for professional and consumer end users. Global scale, innovation cadence, and brand strength are expected to support competitive positioning across regions and contribute to margin improvement over time. The Company’s priority global brands within the Tools & Outdoor segment include DEWALT®, CRAFTSMAN®, and STANLEY®, supported by a broader portfolio of complementary brands.
•The Engineered Fastening segment serves end markets with GDP-plus growth profiles. The segment provides highly engineered components and automation systems in the automotive, general industrial and aerospace markets. The business benefits from recurring revenue characteristics, durable customer relationships, and global scale, supporting attractive profitability and cash generation.

Management continues to invest in these core franchises to drive growth and returns. Priorities include product innovation, brand and commercial activation, and continued transformation of operations and supply chain capabilities to improve service levels, align inventory with demand, and enhance global cost competitiveness.
Investing in Brands to Drive Demand and Long-Term Value

The Company's portfolio of trusted, globally recognized brands is central to its commercial strategy, particularly within the Tools & Outdoor segment. Brand investment is focused on driving demand, supporting effective product commercialization, and strengthening customer loyalty across channels and geographies.

Brand spending is managed as part of an integrated commercial approach that connects innovation, marketing, sales execution, and customer insights. Investments are directed toward product launch support, in-market and promotional execution, retail and digital activation, sales force effectiveness, and selective partnerships that extend brand reach and relevance.

Select global sports and professional partnerships represent one element of this broader approach and are used to amplify brand visibility and engage priority end-user audiences. These partnerships are intended to reinforce brand positioning and support demand generation, rather than function as standalone marketing activities. The Company is proud to partner with globally-recognized organizations including the McLaren F1 Team, English Premier League, PGA Tour, and NASCAR.

Management remains focused on allocating brand and advertising spend with discipline, guided by data, performance insights, and return-oriented decision making. Looking forward, brand investment will continue to prioritize alignment with end-user insights, effective in-market execution, and the use of technology to strengthen engagement, supporting sustainable growth and long-term shareholder value.
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
The Outdoor product line primarily sells corded and cordless electric lawn and garden products, including hedge trimmers, string trimmers, lawn mowers, pressure washers and related accessories, and gas powered lawn and garden products, including lawn tractors, zero turn ride on mowers, walk behind mowers, snow blowers, residential robotic mowers, hand-held outdoor power equipment, garden tools, and parts and accessories to professionals and consumers primarily under the DEWALT®, CRAFTSMAN®, CUB CADET®, BLACK+DECKER®, and HUSTLER® brand names.
Engineered Fastening
The Engineered Fastening segment is comprised of the Engineered Fastening business and included the Infrastructure business prior to its sale in April 2024.
The Engineered Fastening business primarily sells highly engineered components such as fasteners, fittings and various engineered products, which are designed for specific applications across multiple verticals. The product lines include externally threaded fasteners, blind rivets and tools, blind inserts and tools, drawn arc weld studs and systems, engineered plastic and mechanical fasteners, self-piercing riveting systems, precision nut running systems, micro fasteners, high-strength structural fasteners, axel swage, latches, heat shields, pins, and couplings.
RESULTS OF OPERATIONS
The following is a discussion and analysis of changes in the results of operations and financial condition for the year ended January 3, 2026 compared to the year ended December 28, 2024. The discussion and analysis of the year ended December 30, 2023 and changes in the results of operations and financial condition for the year ended December 28, 2024 compared to the year ended December 30, 2023, is omitted from this Form 10-K and can be found in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 28, 2024, filed with the U.S. Securities and Exchange Commission ("SEC") on February 18, 2025.

The Company’s results represent continuing operations and include the results of the divested Infrastructure business within the Engineered Fastening segment through the date of sale in the second quarter of 2024, as the divestiture of this business did not qualify for discontinued operations. The pending divestiture of the CAM business did not qualify for discontinued operations and therefore, its results are included in the Company's continuing operations within the Engineered Fastening segment for all periods presented.

Certain Items Impacting Earnings and Non-GAAP Financial Measures
The Company has provided a discussion of its results both inclusive and exclusive of certain gains and charges. The results and measures, including gross profit, SG&A, Other, net, Income taxes, segment profit, and corporate overhead, on a basis excluding certain gains and charges, free cash flow, organic revenue and organic growth are Non-GAAP financial measures. These Non-GAAP financial measures are defined and reconciled to their most directly comparable GAAP financial measures below. The Company considers the use of Non-GAAP financial measures relevant to aid analysis and understanding of the Company’s results, business trends and outlook measures aside from the material impact of certain gains and charges and ensures appropriate comparability to operating results of prior periods. Supplemental Non-GAAP information should not be considered in isolation or as a substitute for the related GAAP financial measures. Non-GAAP financial measures presented herein may differ from similar measures used by other companies.

The Company provides expectations for the non-GAAP financial measures of full-year 2026 adjusted EPS, presented on a basis excluding certain gains and charges, as well as 2026 free cash flow. Forecasted full-year 2026 adjusted EPS is reconciled to forecasted full-year 2026 GAAP EPS under the section entitled "2026 Planning Assumptions" below. Consistent with past methodology, forecasted full-year 2026 GAAP EPS excludes the impacts of potential acquisitions and divestitures (unless otherwise noted), future regulatory changes or strategic shifts that could impact the Company's contingent liabilities or intangible assets, respectively, potential future cost actions in response to external factors that have not yet occurred, and any other items not specifically referenced under “2026 Planning Assumptions.” A reconciliation of forecasted 2026 free cash flow to its most directly comparable GAAP estimate is not available without unreasonable effort due to high variability and difficulty in predicting items that impact cash flow from operations, which could be material to the Company’s results in accordance with U.S. GAAP. The Company believes such a reconciliation would also imply a degree of precision that is inappropriate for this forward-looking measure.

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

The Company’s operating results at the consolidated level as discussed below include and exclude certain gains and charges impacting gross profit, SG&A, Other, net, and Income taxes. The Company’s business segment results as discussed below include and exclude certain gains and charges impacting gross profit and SG&A. Corporate overhead as discussed below includes and excludes certain gains and charges. These amounts for 2025 and 2024 are as follows:

2025

(Millions of Dollars)	GAAP	Non-GAAP Adjustments[2]	Non-GAAP
Gross profit	$4,588.3	$50.6	$4,638.9
Selling, general and administrative[1]	3,332.9	(86.6)	3,246.3
Earnings from continuing operations before income taxes	417.9	396.2	814.1
Income taxes on continuing operations[3]	16.0	88.6	104.6
Net earnings from continuing operations	401.9	307.6	709.5
Diluted earnings per share of common stock - Continuing operations	$2.65	$2.02	$4.67

2024

(Millions of Dollars)	GAAP	Non-GAAP Adjustments[2]	Non-GAAP
Gross profit	$4,514.4	$88.8	$4,603.2
Selling, general and administrative[1]	3,332.7	(81.3)	3,251.4
Earnings from continuing operations before income taxes	241.1	466.0	707.1
Income taxes on continuing operations[3]	(45.2)	92.6	47.4
Net earnings from continuing operations	286.3	373.4	659.7
Diluted earnings per share of common stock - Continuing operations	$1.89	$2.47	$4.36

1	Includes provision for credit losses
2	Refer to table below for additional detail of the Non-GAAP adjustments
3	Income taxes attributable to Non-GAAP adjustments are determined by calculating income taxes on pre-tax earnings, both inclusive and exclusive of Non-GAAP adjustments, taking into consideration the nature of the Non-GAAP adjustments and the applicable statutory income tax rates.

Below is a summary of the pre-tax Non-GAAP adjustments for 2025 and 2024.

(Millions of Dollars)	2025	2024
Supply Chain Transformation Costs:
Footprint Rationalization[1]	$19.0	$66.3
Material Productivity & Operational Excellence	15.3	18.6
Voluntary retirement program[2]	11.5	—
Other charges	4.8	3.9
Gross Profit	$50.6	$88.8

Supply Chain Transformation Costs:
Footprint Rationalization[1]	$21.3	$42.5
Complexity Reduction & Operational Excellence[3]	27.8	8.7
Transition services costs related to previously divested businesses	8.4	19.6
Voluntary retirement program[2]	31.1	(0.1)
Other (gains) charges	(2.0)	10.6
Selling, general and administrative	$86.6	$81.3

Income related to providing transition services to previously divested businesses	$(10.3)	$(19.6)
Voluntary retirement program[2]	6.2	—
Environmental charges[4]	(3.9)	143.2
Deal-related costs and other[5]	(11.9)	—
Other, net	$(19.9)	$123.6

Loss on sale of business	$0.3	$—
Asset impairment charges[6]	189.5	72.4
Restructuring charges[7]	89.1	99.9
Non-GAAP adjustments before income taxes	$396.2	$466.0

1	Footprint Rationalization costs primarily relate to site transformation and re-configuration costs of $35.4 million and $45.2 million in 2025 and 2024, respectively, as well as accelerated depreciation of manufacturing and distribution center equipment of $48.9 million in 2024. Facility exit costs related to site closures are reported in Restructuring charges.
2	In June 2025, the Company implemented a voluntary retirement program (“VRP”) to right-size the Company’s corporate and support functions to align with a more focused portfolio following recent divestitures and more streamlined operations as part of the supply chain transformation. The costs associated with the VRP relate to separation benefits provided to eligible employees who voluntarily retired from the Company.
3	Complexity Reduction & Operational Excellence costs in 2025 primarily relate to third-party consulting fees to provide expertise in identifying business model changes and quantifying related cost savings opportunities within the Company’s Engineered Fastening business, developing a detailed program and related governance, and assisting the Company with the implementation of actions necessary to achieve the identified objectives.
4	The $143.2 million pre-tax environmental charges in 2024 related primarily to a reserve adjustment for the non-active Centredale Superfund site as a result of regulatory changes and revisions to remediation alternatives.
5	Deal-related costs and other in 2025 include an $8.1 million gain on sale of a distribution center as part of the supply chain transformation and a $14.3 million gain related to a favorable patent infringement settlement, partially offset by deal costs associated with the announced divestiture of the CAM business.
6	Asset impairment charges in 2025 include: (a) $108.4 million driven by updates to the Company’s brand prioritization strategy impacting the Lenox, Troy-Bilt, and Irwin trade names, (b) $43.9 million related to the write-down of certain minority investments pertaining to legacy corporate ventures, (c) $17.1 million related to the write-down of assets due to the planned exit of certain Outdoor product lines, and (d) $20.1 million related to a small business in the Tools & Outdoor segment. Asset impairment charges in 2024 include: (a) $41.0 million related to the Lenox trade name, (b) $25.5 million related to the Infrastructure business, and (c) $5.9 million related to a small business in the Engineered Fastening segment.
7	Refer to “Restructuring Activities” below for further discussion.

Below is a summary of the Company’s operating results at the consolidated level, followed by an overview of business segment performance. Organic growth is utilized to describe the Company's results excluding the impacts of foreign currency fluctuations, acquisitions during their initial 12 months of ownership, divestitures, and transfers of product lines between segments.
Consolidated Results

Net Sales: Net sales were $15.130 billion in 2025 compared to $15.366 billion in 2024, representing a decrease of 2%, as a 3% increase in price was more than offset by a 4% decrease in volume and a 1% decrease from the Infrastructure divestiture. Tools & Outdoor net sales decreased 1% compared to 2024 as a 3% increase in price and a 1% increase from foreign currency were more than offset by a 5% decrease in volume. Engineered Fastening net sales decreased 4% compared to 2024 as a 2% increase in volume, a 1% increase in price, and a 1% increase from foreign currency were more than offset by a 5% decrease from the Infrastructure divestiture and a 3% decrease from a product line transfer to Tools & Outdoor.

Cost of Sales and Gross Profit: The Company reported cost of sales of $10.542 billion in 2025 compared to $10.851 billion in 2024. The year-over-year decrease in cost of sales was primarily driven by lower volume and supply chain transformation efficiencies, partially offset by tariff costs and inflation. Gross profit, defined as sales less cost of sales, was $4.588 billion, or 30.3% of net sales, in 2025 compared to $4.514 billion, or 29.4% of net sales, in 2024. Non-GAAP adjustments, which increased cost of sales and reduced gross profit, were $50.6 million, or 0.4% of net sales, in 2025 and $88.8 million, or 0.6% of net sales in 2024. Excluding these adjustments, gross profit was 30.7% of net sales in 2025 compared to 30.0% of net sales in 2024. The year-over-year changes in gross profit as a percent of sales and adjusted gross profit as a percent of sales were primarily due to benefits from pricing strategies and supply chain cost transformation efficiencies partially offset by tariffs, lower volume and inflation.

Selling, general and administrative: SG&A, inclusive of the provision for credit losses, were $3.333 billion, or 22.0% of net sales, in 2025 compared to $3.333 billion, or 21.7% of net sales, in 2024. Within SG&A, Non-GAAP adjustments totaled $86.6 million, or 0.5% of net of sales, in 2025 and $81.3 million, or 0.5% of net sales in 2024. Excluding these adjustments, SG&A was 21.5% of net sales in 2025 compared to 21.2% in 2024. The year-over-year changes in SG&A as a percent of sales and adjusted SG&A as a percent of sales were driven by strategic growth investments, which were partially offset by disciplined and targeted cost management.

Distribution center costs (i.e. warehousing and fulfillment facility and associated labor costs) are classified within SG&A. This classification may differ from other companies who may report such expenses within cost of sales. Due to diversity in practice, to the extent the classification of these distribution costs differs from other companies, the Company’s gross margins may not be comparable. Such distribution costs classified in SG&A amounted to $522.5 million in 2025 and $534.4 million in 2024.

Other, net: Other, net totaled $240.7 million in 2025 compared to $448.8 million in 2024. The year-over-year decrease is primarily driven by a $142.3 million environmental remediation reserve adjustment related to the Centredale site and write-downs on certain investments in 2024, as well as lower intangible asset amortization in 2025. Excluding Non-GAAP adjustments, Other, net, totaled $260.6 million in 2025 compared to $325.2 million in 2024. The year-over-year decrease in Other, net, excluding Non-GAAP adjustments, is primarily driven by lower intangible asset amortization, environmental remediation expenses, and pension costs in 2025, and write-downs on certain investments in 2024.

Loss on Sales of Businesses: During 2025, the Company reported a pre-tax loss of $0.3 million primarily related to the divestiture of a small business in the Engineered Fastening segment.

Asset Impairment Charges: During 2025, the Company recorded pre-tax, non-cash impairment charges of $189.5 million, comprised of $108.4 million driven by updates to the Company’s brand prioritization strategy impacting the Lenox, Troy-Bilt, and Irwin trade names, $43.9 million related to the write-down of certain minority investments pertaining to legacy corporate ventures, $17.1 million related to the write-down of assets due to the planned exit of certain Outdoor product lines, and $20.1 million related to a small business in the Tools & Outdoor segment. During 2024, the Company recorded pre-tax, non-cash impairment charges of $72.4 million, comprised of $41.0 million related to the Lenox trade name, $25.5 million related to the Infrastructure business, and $5.9 million related to a small business in the Engineered Fastening segment. Refer to Note E, Goodwill and Intangible Assets, for additional information on the trade name impairments. Refer to Note L, Fair Value Measurements, for additional information on the minority investment write-downs. Refer to Note S, Divestitures, for additional information on the 2024 divestiture of the Infrastructure business.

Interest, net: Net interest expense in 2025 was $317.9 million compared to $319.5 million in 2024. The year-over-year decrease was driven by higher interest income, partially offset by higher interest expense due to higher commercial paper balances.

Income Taxes: The Company's effective tax rate on continuing operations was 3.8% in 2025 and (18.7)% in 2024. Excluding the tax effect on Non-GAAP adjustments, the effective tax rate in 2025 on continuing operations was 12.8%. This effective tax rate differs from the U.S. statutory tax rate primarily due to tax benefits associated with partial realignment of the Company's legal structure, remeasurement of uncertain tax positions, and tax credits, partially offset by withholding taxes, deferred tax assets for which a tax benefit is not recognized, U.S. tax on foreign earnings, and non-deductible expenses.

Excluding the tax effect on Non-GAAP adjustments, the effective tax rate in 2024 on continuing operations was 6.7%. This effective tax rate differs from the U.S. statutory tax rate primarily due to tax benefits associated with partial realignment of the Company's legal structure, remeasurement of uncertain tax positions, the recognition of previously unrecognized foreign deferred tax assets, state income taxes, and tax credits, partially offset by non-deductible expenses, U.S. tax on foreign earnings, withholding taxes, and losses for which a tax benefit is not recognized.

On December 20, 2021, the Organization for Economic Cooperation and Development ("OECD") published a proposal for the establishment of a global minimum tax rate of 15% (“Pillar Two"). The Pillar Two rules provide a template that jurisdictions can translate into domestic law, to assist with the implementation within an agreed upon timeframe and in a coordinated manner. Certain countries in which the Company operates have enacted legislation effective January 1, 2024, while other jurisdictions are in various stages of implementation.

On January 5, 2026, the OECD published a package introducing new safe harbors and a side-by-side system (“SbS”) in relation to the Pillar Two global minimum tax rules. If enacted into law in each of the jurisdictions in which the Company operates following the indicated timeline, the SbS system would generally be expected to exempt the Company from the application of two of the three Pillar Two top-up taxes starting in 2026.

The Company has performed an assessment of the potential impact to its income taxes as a result of Pillar Two. The assessment of the potential impact is based on the most recent tax filings, country-by-country reporting, and financial statements of affected subsidiaries. Based on results of the assessment, the Company believes it can avail itself of the transitional safe harbor rules in most jurisdictions in which the Company operates. There are, however, a limited number of jurisdictions where the transitional safe harbor relief does not apply. The Pillar Two tax impact from these jurisdictions is immaterial to the Company's 2025 income tax provision. The Company continues to assess the potential impact of Pillar Two, including the SbS system, and monitor developments in legislation, regulation, and interpretive guidance in these areas.

On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act (“OBBBA”), which includes a broad range of tax reform provisions affecting businesses, including extending and modifying certain Tax Cuts & Jobs Act provisions and accelerating the phase-out of certain Inflation Reduction Act incentives. The OBBBA includes provisions modifying net interest deduction limitations, expensing of U.S.-based research and development expenses, and tax depreciation methods, as well as international tax provisions modifying global intangible low-taxed income (GILTI), foreign-derived intangible income (FDII), base erosion and anti-abuse tax (BEAT), and foreign tax credits. The Company evaluated the impacts of the OBBBA and concluded that it did not have a material impact on the Company’s consolidated financial statements in 2025 and does not expect a material impact to future income tax provisions. The Company will continue to assess the potential impact of the OBBBA and monitor developments in legislation, regulation, and interpretive guidance in this area.

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

The Company’s operations are classified into two reportable business segments: Tools & Outdoor and Engineered Fastening.
Tools & Outdoor:

(Millions of Dollars)	2025	2024
Net sales	$13,158.2	$13,304.2
Segment profit	$1,328.8	$1,197.4
% of Net sales	10.1%	9.0%
Tools & Outdoor net sales decreased $146.0 million, or 1%, in 2025 compared to 2024 as a 3% increase in price and a 1% increase from foreign currency were more than offset by a 5% decrease in volume. Organic revenue decreased 2% driven by a soft market backdrop and mid-year tariff related promotional reductions, partially offset by strategic pricing initiatives and growth in DEWALT®. Total revenue decreased 2% in North America, increased 3% in Europe, and decreased 3% in the rest of the world. Excluding the impact from foreign currency, organic revenue decreased 2%, 1%, and 2% in North America, Europe, and the rest of the world, respectively.

Tools & Outdoor segment profit amounted to $1.329 billion, or 10.1% of net sales, in 2025 compared to $1.197 billion, or 9.0% of net sales, in 2024. Excluding Non-GAAP adjustments, which primarily related to a voluntary retirement program in 2025 and footprint actions associated with the supply chain transformation in both periods, of $81.6 million, or 0.6% of net sales, and $143.1 million, or 1.1% of net sales in 2025 and 2024, respectively, segment profit amounted to 10.7% of net sales in 2025 and 10.1% of net sales in 2024. The year-over-year changes in segment profit as a percent of sales and adjusted segment profit as a percent of sales were primarily driven by higher pricing and supply chain transformation efficiencies.

Engineered Fastening:

(Millions of Dollars)	2025	2024
Net sales	$1,972.2	$2,061.5
Segment profit	$197.0	$254.9
% of Net sales	10.0%	12.4%
Engineered Fastening net sales decreased $89.3 million, or 4%, in 2025 compared to 2024, as a 2% increase in volume, a 1% increase in price, and a 1% increase from foreign currency were more than offset by a 5% decrease from the Infrastructure divestiture and a 3% decrease from a product line transfer to Tools & Outdoor. Engineered Fastening organic revenues increased 3% driven by strength in aerospace, partially offset by declines in industrial and automotive.

Engineered Fastening segment profit totaled $197.0 million, or 10.0% of net sales, in 2025 compared to $254.9 million, or 12.4% of net sales, in 2024. Excluding Non-GAAP adjustments of $29.3 million, or 1.5% of net sales in 2025, which related to a voluntary retirement program and costs associated with the supply chain transformation, and $3.6 million, or 0.1% of net sales in 2024, segment profit amounted to 11.5% of net sales in 2025 compared to 12.5% of net sales in 2024. The year-over-year changes in segment profit as a percent of sales and adjusted segment profit as a percent of sales were primarily due to lower volume in the higher-margin automotive business.

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

Corporate Overhead amounted to $270.4 million in 2025 compared to $270.6 million in 2024. Excluding Non-GAAP adjustments of $26.3 million in 2025 and $23.4 million in 2024, which primarily consisted of a voluntary retirement program in 2025 and transition services costs related to previously divested businesses in both periods, the Corporate Overhead element of SG&A was $244.1 million in 2025 compared to $247.2 million 2024.

RESTRUCTURING ACTIVITIES
A summary of the restructuring reserve activity from December 28, 2024 to January 3, 2026 is as follows:

(Millions of Dollars)	December 28, 2024	Net Additions	Usage	Currency	January 3, 2026
Severance and related costs	$25.3	$85.7	$(64.2)	$(1.1)	$45.7
Facility closures and other	20.1	3.4	(21.4)	—	2.1
Total	$45.4	$89.1	$(85.6)	$(1.1)	$47.8

During 2025, the Company recognized net restructuring charges of approximately $89 million, primarily driven by severance costs and certain related pension charges associated with reorganizations of the Company’s corporate and support functions and supply chain resources, as well as facility exit costs related to footprint actions associated with the supply chain transformation. The Company expects to achieve annual net cost savings of approximately $188 million by the end of 2026 related to the restructuring costs incurred during 2025. The majority of the $48 million of reserves remaining as of January 3, 2026 is expected to be utilized within the next twelve months.

During 2024, the Company recognized net restructuring charges of approximately $100 million, primarily related to severance and facility closures associated with the supply chain transformation. The Company estimates that these actions resulted in net cost savings of approximately $129 million in 2025.

Segments: The $89 million of net restructuring charges in 2025 includes: $71 million pertaining to the Tools & Outdoor segment; $5 million pertaining to the Engineered Fastening segment; and $13 million pertaining to Corporate.

The anticipated annual net cost savings of approximately $188 million related to the 2025 restructuring actions include: $168 million in the Tools & Outdoor segment; $9 million in the Engineered Fastening segment; and $11 million in Corporate.
TARIFF POLICY IMPLICATIONS
In response to the United States’ policy actions in 2025 and potential policy changes in the future, the Company is continuing to execute its plan with the objective to safeguard gross margins and position the business for success with a focus on achieving its long-term financial objectives.
The Company's guiding principles and actions executed in response to tariffs include:
•Serving its end users and customers during a dynamic period;
•Minimizing cost increases through supply chain moves with a focus on leveraging the Company’s North American footprint and reducing China production for the United States by the end of 2026 or early 2027;
•Implementing price increases in 2025 with a long-term perspective and to protect cash flow; and
•Continuing to proactively engage with the U.S. administration.
Refer to "2026 Planning Assumptions" below for more information.
2026 PLANNING ASSUMPTIONS

This discussion of certain planning assumptions is intended to provide broad insight into the Company's near-term earnings and cash flow generation prospects. The Company's planning assumptions for 2026 are for diluted earnings per share on a GAAP basis to be $3.15 to $4.35 and for diluted earnings per share excluding Non-GAAP adjustments to be $4.90 to $5.70, which reflects year-over-year growth of 42% and 13%, respectively, at the midpoint of each range. The Company is targeting free cash flow to be in the range of $700 to $900 million, reflecting an increase of 16% at the midpoint. These underlying planning assumptions include results of the CAM business for the first half of 2026 and the tariff landscape as of January 2026.

The difference between the planning assumptions for 2026 diluted earnings per share on a GAAP basis and diluted earnings per share excluding Non-GAAP adjustments is approximately $1.35 to $1.75, consisting primarily of charges related to footprint actions and other cost actions.
FINANCIAL CONDITION
Liquidity, Sources and Uses of Capital: The Company’s primary sources of liquidity are cash flows generated from operations and available lines of credit under various credit facilities.

Operating Activities: Cash flows provided by operations were $971.2 million in 2025 compared to $1,106.9 million in 2024 as higher earnings were more than offset by changes in working capital.

Free Cash Flow: Free cash flow, as defined in the table below, was $687.9 million in 2025 and $753.0 million in 2024. The year-over-year changes in free cash flow are due to the same factors discussed above in operating activities, as well as lower planned capital expenditures in 2025. Management considers free cash flow an important indicator of its liquidity and capital efficiency, as well as its ability to fund future growth and provide dividends to shareowners, and is useful information for investors. Free cash flow does not include deductions for mandatory debt service, other borrowing activity, discretionary dividends on the Company’s common stock and business acquisitions, among other items.

(Millions of Dollars)	2025	2024
Net cash provided by operating activities	$971.2	$1,106.9
Less: capital and software expenditures	(283.3)	(353.9)
Free cash flow	$687.9	$753.0
Investing Activities: Cash flows used in investing activities totaled $261.5 million in 2025 primarily due to capital and software expenditures of $283.3 million.

Cash flows provided by investing activities in 2024 totaled $394.2 million, primarily due to net proceeds from sales of businesses of $735.6 million, partially offset by capital and software expenditures of $353.9 million.

Financing Activities: Cash flows used in financing activities totaled $794.4 million in 2025 primarily driven by payments on long term debt of $850.5 million and cash dividend payments on common stock of $500.6 million, partially offset by net short-term commercial paper borrowings of $572.9 million.

Cash flows used in financing activities totaled $1.557 billion in 2024 primarily driven by net repayments of short-term commercial paper borrowings of $1.057 billion and cash dividend payments on common stock of $491.2 million.

Fluctuations in foreign currency rates positively impacted cash by $79.3 million in 2025 due to the weakening of the U.S. dollar against other currencies. Fluctuations in foreign currency rates negatively impacted cash by $106.2 million in 2024 due to the strengthening of the U.S. dollar against other currencies.

Refer to Note G, Long-Term Debt and Financing Arrangements, and Note I, Capital Stock, for further discussion regarding the Company's debt and equity arrangements.
Credit Ratings and Liquidity:
The Company maintains investment grade credit ratings from the major U.S. rating agencies on its senior unsecured debt (S&P BBB+, Fitch BBB+, Moody's Baa3), as well as its commercial paper program (S&P A-2, Fitch F2, Moody's P-3). In the third quarter of 2025, S&P downgraded the Company's senior unsecured debt credit rating from A- to BBB+. Failure to maintain investment grade rating levels could adversely affect the Company’s cost of funds, liquidity, and access to capital markets, but would not have an adverse effect on the Company’s ability to access its existing committed credit facilities.

Cash and cash equivalents totaled $280.1 million and $290.5 million as of January 3, 2026 and December 28, 2024, respectively, which was primarily held in foreign jurisdictions.

As a result of the Tax Cuts and Jobs Act (the "Act"), the Company's tax liability related to the one-time transition tax associated with unremitted foreign earnings and profits totaled $2 million at January 3, 2026. The Act permits a U.S. company to elect to pay the net tax liability interest-free over a period of up to eight years. See the "Contractual Obligations" table below for the estimated amounts due by period.

In August 2025, the Company redeemed its $350 million 6.272% notes at par prior to maturity. The redemption was funded through the issuance of commercial paper at a lower prevailing interest rate. The Company recognized a pre-tax loss of $0.3 million from the redemption related to the write-off of unamortized deferred financing fees.
The Company has a $3.5 billion commercial paper program which includes Euro denominated borrowings in addition to U.S. Dollars. As of January 3, 2026, the Company had $605.6 million of borrowings outstanding, of which $555.6 million in Euro denominated commercial paper was designated as a net investment hedge. As of December 28, 2024, the Company had no commercial paper borrowings outstanding. Refer to Note H, Financial Instruments, for further discussion.

In June 2024, the Company amended and restated its existing five-year $2.5 billion committed credit facility with the concurrent execution of a new five year $2.25 billion committed credit facility (the “5-Year Credit Agreement”). Borrowings under the 5-Year Credit Agreement may be made in U.S. Dollars, Euros or Pounds Sterling. A sub-limit of an amount equal to the Euro equivalent of $800.0 million is designated for swing line advances. Borrowings bear interest at a floating rate plus an applicable margin dependent upon the denomination of the borrowing and specific terms of the 5-Year Credit Agreement. The Company must repay all advances under the 5-Year Credit Agreement by the earlier of June 28, 2029 or upon termination. The 5-Year Credit Agreement is designated to be a liquidity back-stop for the Company's $3.5 billion U.S. Dollar and Euro commercial paper program. In June 2025, the 5-Year Credit Agreement was amended to include the covenants listed below. As of January 3, 2026 and December 28, 2024, the Company had not drawn on its five-year committed credit facility.

In June 2025, the Company terminated its 364-Day $1.25 billion committed credit facility ("the 2024 Syndicated 364-Day Credit Agreement") dated June 2024. There were no outstanding borrowings under the 2024 Syndicated 364-Day Credit Agreement upon termination and as of December 28, 2024. Contemporaneously, the Company entered into a new $1.25 billion syndicated 364-Day Credit Agreement (the "2025 Syndicated 364-Day Credit Agreement") which is a revolving credit loan. The borrowings under the 2025 Syndicated 364-Day Credit Agreement may be made in U.S. Dollars or Euros and bear interest at a floating rate plus an applicable margin dependent upon the denomination of the borrowing and pursuant to the terms of the 2025 Syndicated 364-Day Credit Agreement. The Company must repay all advances under the 2025 Syndicated 364-Day Credit Agreement by the earlier of June 22, 2026 or upon termination. The Company may, however, convert all advances outstanding upon termination into a term loan that shall be repaid in full no later than the first anniversary of the termination date provided that the Company, among other things, pays a fee to the administrative agent for the account of each lender. The 2025 Syndicated 364-Day Credit Agreement serves as part of the liquidity back-stop for the Company’s $3.5 billion U.S. Dollar and Euro commercial paper program. As of January 3, 2026, the Company had not drawn on its 2025 Syndicated 364-Day Credit Agreement.

The 5-Year Credit Agreement and the 2025 Syndicated 364-Day Credit Agreement, as described above, contain customary affirmative and negative covenants, including but not limited to, maintenance of an interest coverage ratio. The interest coverage ratio tested for covenant compliance compares adjusted Earnings Before Interest, Taxes, Depreciation and Amortization to adjusted net Interest Expense ("Adjusted EBITDA"/"Adjusted Net Interest Expense"). The Company must maintain, for each period of four consecutive fiscal quarters of the Company, an interest coverage ratio of not less than 3.50 to 1.00, provided that the Company is only required to maintain an interest coverage ratio of not less than 2.50 to 1.00 for any four fiscal quarter period ending on or before the end of the Company’s second fiscal quarter of 2026. For purposes of calculating the Company’s compliance with the interest coverage ratio, the Company is permitted to increase EBITDA by an amount equal to the Applicable Adjustment Addbacks (as defined in the 2025 Syndicated 364-Day Credit Agreement), provided that the sum of the Applicable Adjustment Addbacks incurred in any four consecutive fiscal quarter periods ending on or before the end of the Company's second fiscal quarter of 2026 shall not exceed $250,000,000 in aggregate.

In addition, the Company has other short-term lines of credit that are primarily uncommitted, with numerous banks, aggregating to $299.8 million, of which approximately $216.1 million was available at January 3, 2026, and approximately $83.7 million of the short-term credit lines were utilized primarily pertaining to outstanding letters of credit for which there are no required or reported debt balances. Short-term arrangements are reviewed annually for renewal.
At January 3, 2026, the aggregate amount of short-term and long-term committed and uncommitted lines of credit was approximately $3.8 billion. The weighted-average interest rates on U.S. dollar denominated short-term borrowings for the years ended January 3, 2026 and December 28, 2024 were 4.6% and 5.6%, respectively. The weighted-average interest rates on Euro denominated short-term borrowings for the years ended January 3, 2026 and December 28, 2024 were 2.3% and 3.9%, respectively.
In March 2015, the Company entered into a forward share purchase contract with a financial institution counterparty for 3,645,510 shares of common stock. The contract obligates the Company to pay $350 million, plus an additional amount related to the forward component of the contract. In September 2025, the Company amended the settlement date to June 2028, or earlier at the Company's option.

Refer to Note G, Long-Term Debt and Financing Arrangements, and Note I, Capital Stock, for further discussion regarding the Company's debt and equity arrangements.
Contractual Obligations: The following table summarizes the Company’s significant contractual and other obligations that impact its liquidity:

Payments Due by Period
(Millions of Dollars)	Total	2026	2027-2028	2029-2030	Thereafter
Long-term debt (a)	$5,305	$555	$1,100	$750	$2,900
Interest payments on long-term debt (b)	2,742	189	343	243	1,967
Short-term borrowings	606	606	—	—	—
Lease obligations	552	139	198	119	96
Inventory purchase commitments (c)	493	484	9	—	—
Deferred compensation	29	—	1	—	28
Marketing commitments	81	41	30	10	—
Forward stock purchase contract (d)	350	—	350	—	—
Pension funding obligations (e)	29	29	—	—	—
U.S. income tax (f)	2	2	—	—	—
Supplier agreements (g)	132	60	72	—	—
Derivatives (h)	26	26	—	—	—
Total contractual cash obligations	$10,347	$2,131	$2,103	$1,122	$4,991

(a)Future payments on long-term debt encompass all payments related to aggregate debt maturities, excluding certain fair value adjustments included in long-term debt, as discussed further in Note G, Long-Term Debt and Financing Arrangements.
(b)Future interest payments on long-term debt reflect the applicable interest rate in effect at January 3, 2026.
(c)Inventory purchase commitments primarily consist of open purchase orders to purchase raw materials, components, and sourced products.
(d)In March 2015, the Company entered into a forward share purchase contract with a financial institution counterparty which obligates the Company to pay $350 million, plus an additional amount related to the forward component of the contract. In September 2025, the Company amended the settlement date to June 2028 or earlier at the Company's option. See Note I, Capital Stock, for further discussion.
(e)This amount principally represents contributions either required by regulations or laws or, with respect to unfunded plans, necessary to fund current benefits. The Company has not presented estimated pension and post-retirement funding beyond 2026 as funding can vary significantly from year to year based upon changes in the fair value of the plan assets, actuarial assumptions, and curtailment/settlement actions.
(f)Income tax liability for the one-time deemed repatriation tax on unremitted foreign earnings and profits.
(g)Supplier agreements with long-term minimum material purchase requirements and freight forwarding arrangements.
(h)Future cash flows on derivative instruments reflect the fair value and accrued interest as of January 3, 2026. The ultimate cash flows on these instruments will differ, perhaps significantly, based on applicable market interest and foreign currency rates at their maturity.

To the extent the Company can reliably determine when payments will occur, the related amounts will be included in the table above. However, due to the high degree of uncertainty regarding the timing of potential future cash flows associated with the contingent consideration liability related to the Craftsman acquisition and the unrecognized tax liabilities of $110 million and $406 million, respectively, at January 3, 2026, the Company is unable to make a reliable estimate of when (if at all) these amounts may be paid. Refer to Note L, Fair Value Measurements, and Note P, Income Taxes, for further discussion.

Payments of the above contractual and other obligations (with the exception of payments related to debt principal, the forward stock purchase contract, and tax obligations) will typically generate a cash tax benefit such that the net cash outflow will be lower than the gross amounts summarized above.

Other Significant Commercial Commitments:

Amount of Commitment Expirations Per Period
(Millions of Dollars)	Total	2026	2027-2028	2029-2030	Thereafter
U.S. lines of credit	$3,500	$1,250	$—	$2,250	$—
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
Exposure to foreign currency risk results because the Company, through its global businesses, enters into transactions and makes investments denominated in multiple currencies. The Company’s predominant currency exposures are related to the Euro, Canadian Dollar, British Pound, Australian Dollar, Brazilian Real, Chinese Renminbi and the Taiwan Dollar. Certain cross-currency trade flows arising from both trade and affiliate sales and purchases are consolidated and netted prior to obtaining risk protection through the use of various derivative financial instruments which may include: purchased basket options, purchased options, collars, cross-currency swaps and currency forwards. The Company is thus able to capitalize on its global positioning by taking advantage of naturally offsetting exposures and portfolio efficiencies to reduce the cost of purchasing derivative protection. At times, the Company also enters into foreign exchange derivative contracts to reduce the earnings and cash flow impacts of non-functional currency denominated receivables and payables, primarily for affiliate transactions. Gains and losses from these hedging instruments offset the gains or losses on the underlying net exposures. Management determines the nature and extent of currency hedging activities, and in certain cases, may elect to allow certain currency exposures to remain un-hedged. The Company may also enter into cross-currency swaps and forward contracts to hedge the net investments in certain subsidiaries and better match the cash flows of operations to debt service requirements. Management estimates the foreign currency impact from its derivative financial instruments outstanding at the end of 2025 would have been an incremental pre-tax loss of approximately $27 million based on a hypothetical 10% adverse movement in all net derivative currency positions. The Company follows risk management policies in executing derivative financial instrument transactions, and does not use such instruments for speculative purposes. The Company generally does not hedge the translation of its non-U.S. dollar earnings in foreign subsidiaries, but may choose to do so in certain instances in future periods.
As mentioned above, the Company routinely has cross-border trade and affiliate flows that cause an impact on earnings from foreign exchange rate movements. The Company is also exposed to currency fluctuation volatility from the translation of foreign earnings into U.S. dollars and the economic impact of foreign currency volatility on monetary assets held in foreign currencies. It is more difficult to quantify the transactional effects from currency fluctuations than the translational effects. Aside from the use of derivative instruments, which may be used to mitigate some of the exposure, transactional effects can potentially be influenced by actions the Company may take. For example, if an exposure occurs from a European entity sourcing product from a U.S. supplier it may be possible to change to a European supplier. Management estimates the combined translational and transactional impact, on pre-tax earnings, of a 10% overall movement in exchange rates is approximately $196 million. In 2025, translational and transactional foreign currency fluctuations negatively impacted pre-tax earnings from continuing operations by approximately $13 million.
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
The Company’s primary exposure to interest rate risk comes from its commercial paper program in which the pricing is partially based on short-term U.S. interest rates. The Company has a $3.5 billion commercial paper program which includes Euro denominated borrowings in addition to U.S. Dollars. The impact of a hypothetical 10% increase in the average interest rate of the Company’s average commercial paper borrowings outstanding during 2025 would have been an incremental pre-tax loss of approximately $4 million. As of January 3, 2026, the Company had $605.6 million of commercial paper borrowings outstanding.
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
The Company has $124.4 million of liabilities as of January 3, 2026 pertaining to unfunded defined contribution plans for certain U.S. employees for which there is mark-to-market exposure.
The assets held by the Company’s defined benefit plans are exposed to fluctuations in the market value of securities, primarily global stocks and fixed-income securities. The Company employs diversified asset allocations to help mitigate this risk. The Company's investment strategy for pension assets focuses on a liability-matching approach with gradual de-risking taking place over a period of many years to effectively manage portfolio risk. The Company utilizes the current funded status to transition the portfolio toward investments that better match the duration and cash flow attributes of the underlying liabilities. In 2025 and 2024, investment gains resulted in an increase of $112 million and $15 million to pension plan assets, respectively. The funded status percentage (total plan assets divided by total projected benefit obligation) of all global pension plans was 90% in 2025 and 2024. The Company expects funding obligations on its defined benefit plans to be approximately $29 million in 2026. Management has worked to minimize this exposure by freezing and terminating defined benefit plans where appropriate. Refer to Note K, Employee Benefit Plans, for further discussion regarding the Company's pension plans.
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
GOODWILL AND INTANGIBLE ASSETS — The Company acquires businesses in purchase transactions that result in the recognition of goodwill and intangible assets. The determination of the value of intangible assets requires management to make estimates and assumptions. In accordance with Accounting Standards Codification ("ASC") 350-20, Goodwill, acquired goodwill and indefinite-lived intangible assets are not amortized but are subject to impairment testing at least annually or when an event occurs or circumstances change that indicate it is more likely than not an impairment exists. Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. At January 3, 2026, the Company reported $7.288 billion of goodwill, $2.256 billion of indefinite-lived trade names and $831.2 million of net definite-lived intangibles.
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
As required by the Company’s policy, goodwill was tested for impairment in the third quarter of 2025. In accordance with Accounting Standards Update ("ASU") 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment, companies are permitted to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test. Impairment tests are completed separately with respect to the goodwill of each of the Company’s reporting units. For its annual impairment testing performed in the third quarter of 2025, the Company applied a quantitative test for each of its reporting units using a discounted cash flow valuation model. Based on the results of the Company’s annual impairment testing, it was determined that the fair value of each of its reporting units was substantially in excess of its carrying amount.

With respect to the quantitative tests, the key assumptions applied to the cash flow projections include a discount rate of 10% and a perpetual growth rate of 3% for both reporting units. In addition, near-term cash flow projections for both reporting units included cumulative annual revenue growth rates in the mid-single digits (ranging from approximately 3% to 5%) and Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") margin rates in the mid to high-teens (ranging from approximately 15% to 19%), which are consistent with the Company's overall long-term financial targets as further discussed in "Strategic Objectives" in Item 7. These assumptions contemplated business, market and overall economic conditions. Management performed sensitivity analyses on the estimated fair values from the discounted cash flow valuation models utilizing more conservative assumptions that reflect reasonably likely future changes in the discount rate and perpetual growth rate. The discount rate was increased by 250 basis points with no impairment indicated. The perpetual growth rate was decreased by 300 basis points with no impairment indicated.
When a portion of a reporting unit is classified as held for sale, the Company allocates goodwill to the disposal group based on the relative fair values of the business to be disposed of and the portion of the reporting unit that will be retained. The Company then performs a goodwill impairment test on the remaining reporting unit. As of January 3, 2026, the Company classified the CAM business, which is included in the Engineered Fastening reporting unit, as held for sale and allocated a portion of the goodwill of the Engineered Fastening reporting unit to CAM. The Company then performed a goodwill impairment test on the remaining reporting unit after the allocation of goodwill to CAM, which did not result in impairment.
The Company also tested its indefinite-lived trade names for impairment during the third quarter of 2025 utilizing a discounted cash flow model. The key assumptions used included discount rates, royalty rates, and perpetual growth rates applied to the projected sales. With the exception of the Lenox, Troy-Bilt, and Irwin trade names discussed below, the Company determined that the fair values of its indefinite-lived trade names exceeded their respective carrying amounts.
During 2025, in conjunction with its annual long-term strategic planning, the Company updated its brand prioritization and investment strategy to transition targeted product categories to its priority global brands, while leveraging certain of its complementary brands on more focused product categories and regions where those brands hold more meaningful market positions and value to end users. As a result of these strategic decisions, the Company recognized a $108.4 million pre-tax, non-cash impairment charge related to the Lenox, Troy-Bilt, and Irwin trade names in the third quarter of 2025. Subsequent to this impairment charge, the carrying value of the Lenox, Troy-Bilt, and Irwin trade names totaled $119.6 million. In the third quarter of 2024, the Company recognized a $41.0 million pre-tax, non-cash impairment charge related to the Lenox trade name. The Lenox, Troy-Bilt, and Irwin trade names, which the Company intends to continue utilizing indefinitely in a more focused manner as described above, represented approximately 5% of 2025 net sales for the Tools & Outdoor segment.
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
DEFINED BENEFIT OBLIGATIONS — The valuation of pension and other postretirement benefits costs and obligations is dependent on various assumptions. These assumptions, which are updated annually, include discount rates, expected return on plan assets, future salary increase rates, and health care cost trend rates. The Company considers current market conditions, including interest rates, to establish these assumptions. Discount rates are developed considering the yields available on high-quality fixed income investments with maturities corresponding to the duration of the related benefit obligations. The Company’s weighted-average discount rates used to determine benefit obligations at January 3, 2026 for the United States and international pension plans were 5.27% and 5.11%, respectively. The Company’s weighted-average discount rates used to determine benefit obligations at December 28, 2024 for the United States and international pension plans were 5.55% and 5.04%, respectively. As discussed further in Note K, Employee Benefit Plans, the Company develops the expected return on plan assets considering various factors, which include its targeted asset allocation percentages, historic returns, and expected future returns. The Company’s expected rate of return assumptions for the United States and international pension plans were 6.72% and 6.37%, respectively, at January 3, 2026. The Company will use a 6.55% weighted-average expected rate of return assumption to determine the 2026 net periodic benefit cost. A 25 basis point reduction in the expected rate of return assumption would increase 2026 net periodic benefit cost by approximately $4 million on a pre-tax basis.
The Company believes that the assumptions used are appropriate; however, differences in actual experience or changes in the assumptions may materially affect the Company’s financial position or results of operations. To the extent that actual (newly measured) results differ from the actuarial assumptions, the difference is recognized in accumulated other comprehensive loss, and, if in excess of a specified corridor, amortized over future periods. The expected return on plan assets is determined using the expected rate of return and the fair value of plan assets. Accordingly, market fluctuations in the fair value of plan assets can affect the net periodic benefit cost in the following year. The projected benefit obligation for defined benefit plans exceeded the fair value of plan assets by $221 million at January 3, 2026. A 25 basis point reduction in the discount rate would have increased the projected benefit obligation by approximately $44 million at January 3, 2026. The primary Black & Decker U.S. pension and post-employment benefit plans were curtailed in late 2010, as well as the only material Black & Decker international plan, and in their place the Company implemented defined contribution benefit plans. The vast majority of the projected benefit obligation pertains to plans that have been frozen; the remaining defined benefit plans that are not frozen are predominantly small domestic union plans and those that are statutorily mandated in certain international jurisdictions. The Company recognized approximately $43 million of defined benefit plan expense in 2025, which may fluctuate in future years depending upon various factors including future discount rates and actual returns on plan assets.
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
As of January 3, 2026, the Company had reserves of $259 million for remediation activities associated with Company-owned properties as well as for Superfund sites, for losses that are probable and estimable. As of January 3, 2026, the range of environmental remediation costs that is reasonably possible is $179 million to $396 million which is subject to change in the near term. The Company may be liable for environmental remediation of sites it no longer owns. Liabilities have been recorded on those sites in accordance with this policy.
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

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any goals, projections, guidance or planning assumptions or scenarios regarding earnings, EPS, income, revenue, margins, or margin expansion, costs and cost savings/reductions, sales, sales growth, organic growth, profitability, cash flow, leverage ratios, debt reduction or other financial items; any statements of the plans, strategies, investments and objectives of management for future operations, including expectations around the Company's productivity and efficiency goals and future operational strategies following completion of the Company's transformation; future market share gain, shareholder returns, any statements concerning innovation initiatives and proposed new products, services or developments and brand prioritization strategies; any statements regarding future economic conditions or performance; any statements concerning future dividends or share repurchases; any statements of beliefs, plans, intentions or expectations; any statements and assumptions or scenarios regarding possible tariff and tariff impact projections and related mitigation plans (including price actions, supply chain adjustments) and expected timing and benefits related to such plans; any statements concerning the consummation of the CAM sale transaction, the Company’s ability to maximize value for shareholders through active portfolio management and the impact of the transaction to fund debt reduction and support the Company’s capital allocation strategy and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include, among others, the words “may,” “will,” “estimate,” “intend,” “could,” “project,” “plan,” “continue,” “believe,” “expect,” “anticipate,” “run-rate,” “annualized,” “forecast,” “commit,” “goal,” “target,” “design,” “on-track,” “position or positioning,” “guidance,” “aim,” “looking forward,” “multi-year” or any other similar words.
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
Important factors that could cause the Company's actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in its forward-looking statements include, among others, the following: (i) successfully developing, marketing and achieving sales from new products and services and the continued acceptance of current products and services as well as successful execution of, and realization of expected benefits from, the Company’s brand prioritization and investment strategy, including potential licensing initiatives and related restructuring efforts, and its ability to estimate and mitigate negative consequences from the same including, but not limited to, reduced ability to generate sales; (ii) macroeconomic factors, including global and regional business conditions, commodity availability and prices, inflation and deflation, interest rate volatility, currency exchange rates, and uncertainties in the global financial markets; (iii) laws, regulations and governmental policies affecting the Company's activities in the countries where it does business or sources supply inputs, including those related to taxation, data privacy, anti-bribery, anti-corruption, government contracts, and trade controls, including but not limited to, tariffs, import and export controls, raw material and rare earth related controls and other monetary and non-monetary trade regulations or barriers; (iv) the Company’s ability to predict the timing and extent of any trade related regulations (or any court rulings in response thereto), clearances, restrictions, including but not limited to, trade barriers, tariffs, raw material and rare earth related controls, as well as its ability to successfully assess the impact to its business of, and mitigate or respond to, such macroeconomic or trade, tariff and raw material and rare earth import/export control changes or policies (including, but not limited to, the Company’s ability to predict and respond to court rulings in response thereto, or to obtain price increases from its customers and complete effective supply chain adjustments within anticipated time frames and ability to obtain rare earth related supply clearances); (v) the economic, political, cultural and legal environment in the U.S., Europe, and the emerging markets in which the Company generates sales, particularly Latin America and China; (vi) realizing the anticipated benefits of mergers, acquisitions, joint ventures, strategic alliances or divestitures and the costs associated with such transactions; (vii) pricing pressure and other changes within competitive markets; (viii) availability and price of raw materials, rare earth materials, component parts, freight, energy, labor and sourced finished goods; (ix) the impact that the tightened credit markets may have on the Company or its customers or suppliers; (x) the extent to which the Company has to write off accounts receivable, inventory or other assets or experiences supply chain disruptions in connection with bankruptcy filings by customers or suppliers; (xi) the Company's ability to identify and effectively execute productivity improvements and cost reductions, including complexity reduction through platforming products and SKU reduction initiatives, and other manufacturing and administrative reorganization actions; (xii) potential business, supply chain and distribution disruptions, including those related to physical security threats, information technology or cyber-attacks, epidemics, natural disasters or pandemics, sanctions, political unrest, war or terrorism, including the conflicts between Russia and Ukraine, and Israel and Hamas and tensions or conflicts in South Korea, China, Taiwan and the Middle East; (xiii) the continued consolidation of customers, particularly in consumer channels, and the Company’s continued reliance on significant customers; (xiv) managing franchisee relationships; (xv) the impact of poor weather conditions and climate change and risks related to the transition to a lower-carbon economy, such as the Company's ability to successfully adopt new technology, meet market-driven demands for carbon neutral and renewable energy technology, or to comply with changes in environmental regulations or requirements, which may be more stringent and complex, impacting its reporting processes and manufacturing facilities and business operations as well as remediation plans and costs relating to any of its current or former locations or other sites; (xvi) maintaining or improving production rates in the Company's manufacturing facilities (including leveraging its North American footprint in connection with tariff mitigation), responding to significant changes in customer preferences or expectations, product demand and fulfilling demand for new and existing products, and learning, adapting and integrating new technologies into products, services and processes; (xvii) changes in the competitive landscape in the Company's markets; (xviii) the Company's non-U.S. operations, including sales to non-U.S. customers; (xix) the Company’s ability to predict the extent or timing of, and impact from demand changes within domestic or world-wide markets associated with construction, homebuilding and remodeling, aerospace, outdoor, engineered fastening, automotive and other markets which the Company serves; (xx) potential adverse developments in new or pending litigation and/or government investigations; (xxi) the incurrence of debt and changes in the Company's ability to obtain debt on commercially reasonable terms and at competitive rates; (xxii) substantial pension and other post-retirement benefit obligations; (xxiii) potential regulatory liabilities, including environmental, privacy, data breach, workers compensation and product liabilities; (xxiv) attracting, developing and retaining senior management and other key employees, managing a workforce in many jurisdictions, labor shortages, work stoppages or other labor disruptions; (xxv) the Company's ability to keep abreast with the pace of technological change; (xxvi) changes in accounting estimates; (xxvii) the Company’s ability to protect its intellectual property rights and to maintain its public reputation and the strength of its brands; (xxviii) critical or negative publicity, including on social media, whether or not accurate, concerning the Company’s brands, products, culture, key employees or suppliers, or initiatives, and the Company's handling of divergent stakeholder expectations regarding the same; and (xxix) the failure to consummate, or a delay in the consummation of, the CAM sale transaction for various reasons (including but not limited to failure to receive, or delay in receiving, required regulatory approvals and meet customary closing conditions), and failure to realize the expected benefits of the Company’s value creation, debt reduction and capital allocation strategy.
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
Management has assessed the effectiveness of the Company’s internal control over financial reporting as of January 3, 2026. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control — Integrated Framework (2013 Framework). Management concluded that based on its assessment, the Company’s internal control over financial reporting was effective as of January 3, 2026. Ernst & Young LLP, the auditor of the financial statements included in this annual report, has issued an attestation report on the registrant’s internal control over financial reporting, a copy of which appears on page 61.
Under the supervision and with the participation of management, including the Company’s President and Chief Executive Officer and its Executive Vice President, Chief Financial Officer and Chief Administrative Officer, the Company has, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined under Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Company’s President and Chief Executive Officer and its Executive Vice President, Chief Financial Officer and Chief Administrative Officer have concluded that, as of January 3, 2026, the Company’s disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended January 3, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION

During the three months ended January 3, 2026, no director or Section 16 officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Available on the Company's website at https://www.stanleyblackanddecker.com in the “Governance” section is the Code of Business Ethics applicable to all of its directors and officers, including the President and Chief Executive Officer, Executive Vice President, Chief Financial Officer and Chief Administrative Officer, and Chief Accounting Officer, and employees worldwide, as well as the Supplemental Code of Ethics for CEO and Senior Financial Officers, applicable to the Company’s President and Chief Executive Officer, and all senior financial officers, including the Executive Vice President, Chief Financial Officer and Chief Administrative Officer, and Chief Accounting Officer. The Company intends to post on its website required information regarding any amendment to, or waiver from, the Code of Business Ethics or the Code of Ethics for CEO and Senior Financial Officers that applies to the Company's President and Chief Executive Officer and senior financial officers within four business days after any such amendment or waiver.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference to the information set forth under the sections entitled “Compensation Discussion & Analysis,” “2025 Executive Compensation,” “Director Compensation,” and “Compensation and Talent Development Committee Report” of the Company’s definitive proxy statement, which will be filed pursuant to Regulation 14A under the Exchange Act within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
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
EQUITY COMPENSATION PLAN INFORMATION
Compensation plans under which the Company’s equity securities are authorized for issuance at January 3, 2026 follow:

	(A)		(B)		(C)
Plan Category	Number of securities to be issued upon exercise of outstanding options and stock awards		Weighted-average exercise price of outstanding options		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	8,555,309	(1)	$125.81	(2)	4,656,069	(3)
Equity compensation plans not approved by security holders (4)	—		—		—
Total	8,555,309		$125.81		4,656,069

(1)Consists of 5,928,076 shares underlying outstanding stock options (whether vested or unvested) with a weighted-average exercise price of $125.81 and a weighted-average remaining term of 5.3 years; 2,463,241 shares underlying time-vesting restricted stock units that have not yet vested and the maximum number of shares that will be issued pursuant to outstanding performance awards if all established goals are met; and 163,992 of shares earned but related to which participants elected deferral of delivery. All stock-based compensation plans are discussed in Note I, Capital Stock, of the Notes to Consolidated Financial Statements in Item 8.
(2)There is no cost to the recipient for shares issued pursuant to time-vesting restricted stock units or performance awards. Because there is no strike price applicable to these stock awards they are excluded from the weighted-average exercise price which pertains solely to outstanding stock options.
(3)Consists of 794,421 shares available for purchase under the employee stock purchase plan ("ESPP") at the election of employees and 3,861,648 securities available for future grants under stock-based compensation plans. On April 26, 2024, the Company’s shareholders approved the adoption of the 2024 Omnibus Award Plan (the “2024 Plan”), which was approved by the Board of Directors on February 27, 2024. Subject to adjustment as provided in the 2024 Plan, up to an aggregate of (i) 9,320,000 shares of the Company’s common stock may be issued in connection with awards under the 2024 Plan, less (ii) the shares covered by awards granted under the 2022 Omnibus Award Plan (the “2022 Plan”) following December 31, 2023, plus (iii) any shares that become available for awards in accordance with the terms of the 2024 Plan, including as a result of forfeitures under the 2022 Plan or other prior plans. No further awards will be issued under the Company's 2022 Plan.
(4)U.S. non-highly compensated employees are eligible to contribute from 1% to 25% of their salary to a qualified tax deferred savings plan as described in the Retirement Account Plan ("RAP") section of Note K, Employee Benefit Plans, of the Notes to the Consolidated Financial Statements in Item 8. The Company contributes an amount equal to one half of the employee contribution up to the first 7% of salary. There is a non-qualified tax deferred savings plan for highly compensated salaried employees which mirrors certain qualified plan provisions, but was not specifically approved by security holders. Eligible highly compensated salaried U.S. employees are eligible to contribute from 1% to 50% of their salary to the non-qualified tax deferred savings plan. The same matching arrangement was provided for highly compensated salaried employees in the non-qualified plan, to the extent the match was not fully met in the qualified plan, except that the arrangement for these employees is outside of the RAP, and is not funded in advance of distributions. If the Company decides to make matching contributions for a year, it will make contributions, in an amount determined at its discretion, that may constitute part or all of or more than the matching contributions that would have been made pursuant to the provisions of the Stanley Black & Decker Supplemental Retirement Account Plan that were in effect prior to 2019. For both qualified and non-qualified plans, the investment of the employee’s contribution and the Company’s matching contribution is controlled by the employee and may include an election to invest in Company stock. Shares of the Company’s common stock may be issued at the time of a distribution from the qualified plan. The number of securities remaining available for issuance under the plans at January 3, 2026 is not determinable, since the plans do not authorize a maximum number of securities.

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
3. Exhibits
See Exhibit Index in this Annual Report on Form 10-K on page 109.
(b) See Exhibit Index in this Annual Report on Form 10-K on page 109.
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

Schedule II — Valuation and Qualifying Accounts is included in Item 15 (page 57).
Management’s Report on Internal Control Over Financial Reporting (page 58).
Report of Independent Registered Public Accounting Firm (PCAOB ID: 00042) — Financial Statement Opinion (page 60).
Report of Independent Registered Public Accounting Firm — Internal Control Opinion (page 61).
Consolidated Statements of Operations — fiscal years ended January 3, 2026, December 28, 2024, and December 30, 2023 (page 62).
Consolidated Statements of Comprehensive Income (Loss) — fiscal years ended January 3, 2026, December 28, 2024, and December 30, 2023 (page 63).
Consolidated Balance Sheets — January 3, 2026 and December 28, 2024 (page 64).
Consolidated Statements of Cash Flows — fiscal years ended January 3, 2026, December 28, 2024, and December 30, 2023 (page 65).
Consolidated Statements of Changes in Shareowners’ Equity — fiscal years ended January 3, 2026, December 28, 2024, and December 30, 2023 (page 66).
Notes to Consolidated Financial Statements (page 67).
Consent of Independent Registered Public Accounting Firm (Exhibit 23).
All other schedules are omitted because either they are not applicable or the required information is shown in the financial statements or the notes thereto.

ITEM 16. FORM 10-K SUMMARY
Not applicable.

Schedule II — Valuation and Qualifying Accounts
Stanley Black & Decker, Inc. and Subsidiaries
Fiscal years ended January 3, 2026, December 28, 2024, and December 30, 2023
(Millions of Dollars)

		ADDITIONS
	Beginning Balance	Charged To Costs And Expenses	Charged To Other Accounts (b)	Deductions (a)	Ending Balance
Allowance for Credit Losses:
Year Ended 2025	$84.7	$18.4	$21.0	$(55.5)	$68.6
Year Ended 2024	$76.6	$22.2	$9.0	$(23.1)	$84.7
Year Ended 2023	$106.6	$8.7	$9.5	$(48.2)	$76.6
Tax Valuation Allowance:
Year Ended 2025 (c)	$967.8	$131.3	$1.8	$(14.9)	$1,086.0
Year Ended 2024	$1,046.9	$31.5	$(1.0)	$(109.6)	$967.8
Year Ended 2023	$1,032.5	$38.4	$2.2	$(26.2)	$1,046.9

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
Management has assessed the effectiveness of Stanley Black & Decker, Inc.’s internal control over financial reporting as of January 3, 2026. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control — Integrated Framework (2013 Framework). Management concluded that based on its assessment, Stanley Black & Decker, Inc.’s internal control over financial reporting was effective as of January 3, 2026. Ernst & Young LLP, Registered Public Accounting Firm included in this annual report, has issued an attestation report on the registrant’s internal control over financial reporting, a copy of which appears on page 61.

/s/ Christopher J. Nelson
Christopher J. Nelson
President and Chief Executive Officer

/s/ Patrick Hallinan
Patrick Hallinan
Executive Vice President, Chief Financial Officer & Chief Administrative Officer

Report of Independent Registered Public Accounting Firm
To the Shareowners and the Board of Directors of Stanley Black & Decker, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Stanley Black & Decker, Inc. and Subsidiaries (the Company) as of January 3, 2026 and December 28, 2024, the related consolidated statements of operations, comprehensive income (loss), changes in shareowners’ equity and cash flows for each of the three years in the period ended January 3, 2026, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 3, 2026 and December 28, 2024, and the results of its operations and its cash flows for each of the three years in the period ended January 3, 2026, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 3, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 24, 2026 expressed an unqualified opinion thereon.
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

Valuation of Goodwill and Indefinite-Lived Intangibles
Description of the Matter
As reflected in the Company’s consolidated financial statements, at January 3, 2026, the Company’s goodwill and indefinite-lived intangible assets, consisting of trade names, totaled $7.3 billion and $2.3 billion, respectively. As discussed in Note A to the consolidated financial statements, goodwill and intangible assets deemed to have indefinite lives are not amortized, but are tested for impairment annually during the third quarter, and at any time when events suggest an impairment more likely than not has occurred. As a result of the Company’s 2025 annual impairment tests, the Company recognized a $108.4 million pre-tax, non-cash impairment charge related to the Lenox, Troy-Bilt and Irwin trade names.

Auditing management’s annual goodwill and indefinite-lived intangible assets impairment test was complex and judgmental due to the significant estimation required in determining the fair value of the reporting units and the fair value of the indefinite-lived trade name intangible assets. In particular, the fair value estimates of the reporting units included the application of assumptions to cash flow projections such as discount rates, near-term revenue growth rates, perpetual revenue growth rates and earnings before interest, taxes, depreciation and amortization margin rates. The fair value estimates of indefinite-lived intangible assets included the application of assumptions to projected sales such as discount rates, royalty rates and perpetual revenue growth rates. These assumptions are affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill and indefinite-lived intangible assets annual impairment testing process, including controls over management’s review of the significant assumptions discussed above.

To test the estimated fair value of the Company’s reporting units and indefinite-lived intangible assets, we performed audit procedures that included, among others, assessing methodologies, testing the significant assumptions discussed above, and testing the completeness and accuracy of the underlying data used by the Company in its analyses. We also compared the significant assumptions to current industry and economic trends, changes to the Company’s business, customer base or product mix and other relevant factors. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of the significant assumptions to evaluate the changes in the fair value of the reporting units and indefinite-lived intangible assets that would result from changes in the assumptions. We involved an internal valuation professional to assist in evaluating the Company’s models, valuation methodology, and certain significant assumptions used in the fair value estimates. We also tested management’s reconciliation of the fair value of the reporting units to the market capitalization of the Company.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1932.
Hartford, Connecticut
February 24, 2026

Report of Independent Registered Public Accounting Firm
To the Shareowners and the Board of Directors of Stanley Black & Decker, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Stanley Black & Decker, Inc. and Subsidiaries’ internal control over financial reporting as of January 3, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Stanley Black & Decker, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 3, 2026, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 3, 2026 and December 28, 2024, the related consolidated statements of operations, comprehensive income (loss), changes in shareowners’ equity and cash flows for each of the three years in the period ended January 3, 2026, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 24, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Hartford, Connecticut
February 24, 2026

Consolidated Statements of Operations
Fiscal years ended January 3, 2026, December 28, 2024, and December 30, 2023
(Millions of Dollars, Except Per Share Amounts)

	2025	2024	2023
Net Sales	$15,130.4	$15,365.7	$15,781.1
Costs and Expenses
Cost of sales	$10,542.1	$10,851.3	$11,848.5
Selling, general and administrative	3,314.5	3,310.5	3,282.0
Provision for credit losses	18.4	22.2	8.7
Other, net	240.7	448.8	320.1
Loss on sales of businesses	0.3	—	10.8
Restructuring charges	89.1	99.9	39.4
Asset impairment charges	189.5	72.4	274.8
Interest income	(198.4)	(179.1)	(186.9)
Interest expense	516.3	498.6	559.4
	$14,712.5	$15,124.6	$16,156.8
Earnings (loss) from continuing operations before income taxes	417.9	241.1	(375.7)
Income taxes on continuing operations	16.0	(45.2)	(94.0)
Net earnings (loss) from continuing operations	$401.9	$286.3	$(281.7)
Gain (loss) on sale of discontinued operations before income taxes	—	10.4	(14.3)
Income taxes on discontinued operations	—	2.4	14.5
Net earnings (loss) from discontinued operations	$—	$8.0	$(28.8)
Net Earnings (Loss)	$401.9	$294.3	$(310.5)
Basic earnings (loss) per share of common stock:
Continuing operations	$2.66	$1.90	$(1.88)
Discontinued operations	$—	$0.05	$(0.19)
Total basic earnings (loss) per share of common stock	$2.66	$1.96	$(2.07)
Diluted earnings (loss) per share of common stock:
Continuing operations	$2.65	$1.89	$(1.88)
Discontinued operations	$—	$0.05	$(0.19)
Total diluted earnings (loss) per share of common stock	$2.65	$1.95	$(2.07)

See Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income (Loss)
Fiscal years ended January 3, 2026, December 28, 2024, and December 30, 2023
(Millions of Dollars)

	2025	2024	2023
Net earnings (loss) from continuing operations	$401.9	$286.3	$(281.7)
Net earnings (loss) from discontinued operations	—	8.0	(28.8)
	$401.9	$294.3	$(310.5)
Other comprehensive income (loss):
Currency translation adjustment and other	408.6	(337.9)	75.1
(Losses) gains on cash flow hedges, net of tax	(26.5)	25.8	2.0
(Losses) gains on net investment hedges, net of tax	(29.5)	13.5	(8.9)
Pension (losses) gains, net of tax	(2.1)	46.8	(17.8)
Other comprehensive income (loss)	$350.5	$(251.8)	$50.4
Comprehensive income (loss) attributable to common shareowners	$752.4	$42.5	$(260.1)

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
January 3, 2026 and December 28, 2024
(Millions of Dollars, Except Share and Per Share Amounts)

	2025	2024
ASSETS
Current Assets
Cash and cash equivalents	$280.1	$290.5
Accounts and notes receivable, net	919.7	1,153.7
Inventories, net	4,157.1	4,536.4
Current assets held for sale	262.4	—
Prepaid expenses	328.6	347.1
Other current assets	31.1	50.0
Total Current Assets	5,979.0	6,377.7
Property, plant and equipment, net	1,831.8	2,034.3
Goodwill	7,287.9	7,905.5
Customer relationships, net	766.7	1,293.4
Trade names, net	2,319.1	2,435.5
Other intangible assets, net	1.1	2.0
Long-term assets held for sale	1,273.9	—
Other assets	1,784.2	1,800.5
Total Assets	$21,243.7	$21,848.9
LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities
Short-term borrowings	$605.6	$—
Current maturities of long-term debt	554.8	500.4
Accounts payable	2,163.0	2,437.2
Accrued expenses	1,878.1	1,979.3
Current liabilities held for sale	44.2	—
Total Current Liabilities	5,245.7	4,916.9
Long-term debt	4,703.3	5,602.6
Deferred taxes	66.2	165.3
Post-retirement benefits	330.2	325.9
Long-term liabilities held for sale	9.4	—
Other liabilities	1,834.3	2,118.3
Commitments and Contingencies (Notes Q and R)
Shareowners’ Equity
Stanley Black & Decker, Inc. Shareowners’ Equity
Common stock, par value $2.50 per share: Authorized 300,000,000 shares in 2025 and 2024 Issued 176,902,738 shares in 2025 and 2024	442.3	442.3
Retained earnings	8,244.6	8,343.3
Additional paid in capital	5,063.0	5,071.3
Accumulated other comprehensive loss	(1,970.4)	(2,320.9)
	11,779.5	11,536.0
Less: cost of common stock in treasury (21,866,327 shares in 2025 and 22,529,805 shares in 2024)	(2,724.9)	(2,816.1)
Stanley Black & Decker, Inc. Shareowners’ Equity	9,054.6	8,719.9
Total Liabilities and Shareowners’ Equity	$21,243.7	$21,848.9
See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
Fiscal years ended January 3, 2026, December 28, 2024, and December 30, 2023
(Millions of Dollars)

	2025	2024	2023
Operating Activities:
Net earnings (loss)	$401.9	$294.3	$(310.5)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	365.6	426.3	432.4
Amortization of intangibles	146.8	163.2	192.7
Loss on sales of businesses	0.3	—	10.8
(Gain) loss on sale of discontinued operations	—	(10.4)	14.3
Asset impairment charges	189.5	72.4	274.8
Stock-based compensation expense	94.1	105.4	83.8
Provision for credit losses	18.4	22.2	8.7
Deferred tax benefit	(64.4)	(227.2)	(424.3)
Other non-cash items	67.3	186.3	154.5
Changes in operating assets and liabilities:
Accounts receivable	190.0	58.2	(117.0)
Inventories	258.5	93.0	906.6
Accounts payable	(284.6)	173.3	(23.0)
Deferred revenue	(4.5)	(3.0)	2.4
Other current assets	44.8	7.1	115.6
Other long-term assets	45.6	(49.7)	(175.7)
Accrued expenses	(204.1)	(230.5)	(25.6)
Defined benefit liabilities	(34.0)	(40.9)	(42.2)
Other long-term liabilities	(260.0)	66.9	113.0
Net cash provided by operating activities	971.2	1,106.9	1,191.3
Investing Activities:
Capital and software expenditures	(283.3)	(353.9)	(338.7)
Sales of assets	16.9	14.8	15.1
Sales of businesses, net of cash sold	5.0	735.6	(5.7)
Other	(0.1)	(2.3)	1.6
Net cash (used in) provided by investing activities	(261.5)	394.2	(327.7)
Financing Activities:
Payments on long-term debt	(850.5)	—	—
Proceeds from debt issuances, net of fees	—	—	745.3
Net short-term commercial paper borrowings (repayments)	572.9	(1,056.9)	(1,044.7)
Purchases of common stock for treasury	(20.1)	(17.7)	(16.1)
Proceeds from issuances of common stock	8.9	24.8	19.0
Craftsman contingent consideration payments	—	—	(18.0)
Cash dividends on common stock	(500.6)	(491.2)	(482.6)
Other	(5.0)	(15.7)	(18.9)
Net cash used in financing activities	(794.4)	(1,556.7)	(816.0)
Effect of exchange rate changes on cash and cash equivalents	79.3	(106.2)	2.1
Change in cash, cash equivalents and restricted cash	(5.4)	(161.8)	49.7
Cash, cash equivalents and restricted cash, beginning of year	292.8	454.6	404.9
Cash, cash equivalents and restricted cash, end of year	$287.4	$292.8	$454.6

The following table provides a reconciliation of the cash, cash equivalents and restricted cash balances as of January 3, 2026 and December 28, 2024, as shown above:

	January 3, 2026	December 28, 2024
Cash and cash equivalents	$280.1	$290.5
Restricted cash included in Other current assets	7.3	2.3
Cash, cash equivalents and restricted cash	$287.4	$292.8

See Notes to Consolidated Financial Statements.

Consolidated Statements of Changes in Shareowners’ Equity
Fiscal years ended January 3, 2026, December 28, 2024, and December 30, 2023
(Millions of Dollars, Except Share and Per Share Amounts)

	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non- Controlling Interests	Shareowners’ Equity
Balance December 31, 2022	$442.3	$5,055.6	$9,333.3	$(2,119.5)	$(2,999.6)	$2.1	$9,714.2
Net loss			(310.5)				(310.5)
Other comprehensive income				50.4			50.4
Cash dividends declared — $3.22 per common share			(482.6)				(482.6)
Issuance of common stock (817,110 shares)		(80.4)			99.4		19.0
Repurchase of common stock (180,552 shares)					(16.1)		(16.1)
Non-controlling interest liquidation						(2.1)	(2.1)
Stock-based compensation		83.8					83.8
Balance December 30, 2023	$442.3	$5,059.0	$8,540.2	$(2,069.1)	$(2,916.3)	$—	$9,056.1
Net earnings			294.3				294.3
Other comprehensive loss				(251.8)			(251.8)
Cash dividends declared — $3.26 per common share			(491.2)				(491.2)
Issuance of common stock (960,437 shares)		(93.1)			117.9		24.8
Repurchase of common stock (207,592 shares)					(17.7)		(17.7)
Stock-based compensation		105.4					105.4
Balance December 28, 2024	$442.3	$5,071.3	$8,343.3	$(2,320.9)	$(2,816.1)	$—	$8,719.9
Net earnings			401.9				401.9
Other comprehensive income				350.5			350.5
Cash dividends declared — $3.30 per common share			(500.6)				(500.6)
Issuance of common stock (921,552 shares)		(102.4)			111.3		8.9
Repurchase of common stock (258,074 shares)					(20.1)		(20.1)
Stock-based compensation		94.1					94.1
Balance January 3, 2026	$442.3	$5,063.0	$8,244.6	$(1,970.4)	$(2,724.9)	$—	$9,054.6

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

A. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION — The Consolidated Financial Statements include the accounts of Stanley Black & Decker, Inc. and its majority-owned subsidiaries (collectively the “Company”) which require consolidation, after the elimination of intercompany accounts and transactions. The Company’s fiscal year ends on the Saturday nearest to December 31. There were 53 weeks in fiscal year 2025 and 52 weeks in fiscal years 2024 and 2023.

In the first quarter of 2025, the Industrial segment was renamed “Engineered Fastening” as a result of a more focused portfolio following recent divestitures. The Engineered Fastening segment name change is to the name only and had no impact on the Company’s consolidated financial statements or segment results.

On December 22, 2025, the Company announced that it had entered into a definitive agreement for the sale of the Consolidated Aerospace Manufacturing ("CAM") business. Based on management's commitment to sell this business, the assets and liabilities related to CAM were classified as held for sale on the Company's Consolidated Balance Sheet as of January 3, 2026. There were no assets or liabilities held for sale relating to CAM as of December 28, 2024. This pending divestiture does not qualify for discontinued operations and therefore, its results are included in the Company's continuing operations for all periods presented.

On April 1, 2024, the Company completed the sale of its Infrastructure business. This divestiture did not qualify for discontinued operations, and therefore, the results of the Infrastructure business were included in the Company's continuing operations through the date of sale.

The divestitures above are part of the Company's strategic commitment to simplify and streamline its portfolio to focus on the core Tools & Outdoor and Engineered Fastening businesses. Refer to Note S, Divestitures, for further discussion.
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
ACCOUNTS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES — Trade receivables are stated at gross invoice amounts less discounts, other allowances and provisions for credit losses. The Company maintains an allowance for credit losses, which represents an estimate of expected losses over the remaining contractual life of its receivables. The allowance is determined using two methods. The amounts calculated from each of these methods are combined to determine the total amount reserved. First, a specific reserve is established for individual accounts where information indicates the customers may have an inability to meet financial obligations. Second, a reserve is determined for all customers based on a range of percentages applied to aging categories. These percentages are based on historical collection rates, write-off experience, and forecasts of future economic conditions. Actual write-offs are charged against the allowance when collection efforts have been unsuccessful.
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

Refer to Note E, Goodwill And Intangible Assets, for further discussion of the 2025 impairment charges related to the Lenox, Troy-Bilt, and Irwin indefinite-lived trade names and the 2024 impairment charge related to Lenox. Refer to Note S, Divestitures, for further discussion of the 2024 goodwill impairment charges related to the Infrastructure business.
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
ADVERTISING COSTS — Television advertising is expensed the first time the advertisement airs, whereas other advertising is expensed as incurred. Advertising costs are classified in SG&A and amounted to $90.1 million in 2025, $109.6 million in 2024 and $110.5 million in 2023. Expense pertaining to cooperative advertising with customers reported as a reduction of Net Sales was $350.4 million in 2025, $335.4 million in 2024 and $325.1 million in 2023. Cooperative advertising with customers classified as SG&A expense amounted to $29.1 million in 2025, $21.4 million in 2024 and $27.8 million in 2023.
SALES TAXES — Sales and value added taxes collected from customers and remitted to governmental authorities are excluded from Net Sales reported in the Consolidated Statements of Operations.
SHIPPING AND HANDLING COSTS — The Company generally does not bill customers for freight. Shipping and handling costs associated with inbound and outbound freight are reported in Cost of sales. Other distribution costs, primarily relating to salary and facility costs, are classified in SG&A and amounted to $522.5 million, $534.4 million and $521.7 million in 2025, 2024 and 2023, respectively.
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

NEW ACCOUNTING STANDARDS ADOPTED — In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The new standard was issued to improve transparency and decision usefulness of income tax disclosures by providing information that helps investors better understand how an entity’s operations, tax risks, tax planning and operational opportunities affect its tax rate and prospects for future cash flows. The amendments in this update primarily relate to requiring greater disaggregated disclosure of information in the rate reconciliation, income taxes paid, income (loss) before income tax expense (benefit), and income tax expense (benefit). The ASU is effective for fiscal years beginning after December 15, 2024. The standard can be applied prospectively or retrospectively. The Company adopted this standard in fiscal year 2025 on a prospective basis and included the required disclosures in Note P, Income Taxes.
RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED — In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in this update require disclosure and further disaggregation, in the notes to financial statements, of specified information about certain costs and expenses. The required disclosures include the amounts of purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depreciation, depletion, and amortization recognized as part of oil and gas producing activities included in each relevant expense caption. Additionally, further disclosures are required for certain amounts already required to be disclosed under current GAAP, a qualitative description of amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, and the total amount of selling expenses, and on an annual basis, the definition of selling expenses. The ASU is effective for fiscal years beginning after December 15, 2026 and interim periods beginning after December 15, 2027. Early adoption is permitted. The standard can be applied prospectively or retrospectively. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.

B. ACCOUNTS AND NOTES RECEIVABLE, NET

(Millions of Dollars)	January 3, 2026	December 28, 2024
Trade accounts receivable	$775.0	$950.4
Notes receivable	68.0	65.9
Other accounts receivable	145.3	222.1
Accounts and notes receivable	988.3	1,238.4
Allowance for credit losses	(68.6)	(84.7)
Accounts and notes receivable, net	$919.7	$1,153.7
Trade receivables are dispersed among a large number of retailers, distributors and industrial accounts in many countries. The Company actively manages its accounts receivables to maximize liquidity and mitigate credit risk through customer payment terms, accounts receivable sale programs, and ongoing customer credit monitoring and evaluations. Adequate reserves have been established to cover anticipated credit losses.
The changes in the allowance for credit losses for the years ended January 3, 2026 and December 28, 2024 are as follows:

(Millions of Dollars)	2025	2024
Balance beginning of period	$84.7	$76.6
Charged to costs and expenses	18.4	22.2
Other, including recoveries and deductions (a)	(34.5)	(14.1)
Balance end of period	$68.6	$84.7
(a) Amounts represent charge-offs less recoveries, the impacts of foreign currency translation, divestitures and net transfers to/from other accounts.

The Company has an accounts receivable sale program in which the Company sells certain of its trade accounts receivables at fair value to a wholly owned, consolidated, bankruptcy-remote special purpose subsidiary (“BRS"). The BRS, in turn, can sell such receivables to a third-party financial institution (“Purchaser”) for cash. The Purchaser’s maximum cash investment in the receivables at any time is $110.0 million. At January 3, 2026 and December 28, 2024, net receivables of approximately $110.0 million and $95.1 million, respectively, were derecognized. Proceeds from transfers of receivables to the Purchaser totaled $459.0 million and $402.3 million for the years ended January 3, 2026 and December 28, 2024, respectively, and payments to the Purchaser totaled $444.1 million and $417.2 million, respectively. The Company has no retained interests in the transferred receivables, other than collection and administrative responsibilities. At January 3, 2026, the Company did not record a servicing asset or liability related to its retained responsibility based on its assessment of the servicing fee, market values for similar transactions and its cost of servicing the receivables sold. Transfers qualify as sales under ASC 860, Transfers and Servicing, and receivables are derecognized from the Company’s Consolidated Balance Sheets upon the sale of the receivables to the Purchaser. All cash flows are reported as a component of changes in accounts receivable within operating activities in the Consolidated Statements of Cash Flows since all the cash from the Purchaser is received upon the initial sale of the receivable.

As of January 3, 2026 and December 28, 2024, the Company's deferred revenue totaled $86.5 million and $101.6 million, respectively, of which $27.3 million and $31.3 million, respectively, was classified as current. Revenue recognized for the years ended January 3, 2026 and December 28, 2024 that was previously deferred as of December 28, 2024 and December 30, 2023 totaled $29.6 million and $28.6 million, respectively.

C. INVENTORIES, NET

(Millions of Dollars)	January 3, 2026	December 28, 2024
Finished products	$2,919.8	$2,943.5
Work in process	174.3	346.3
Raw materials	1,063.0	1,246.6
Total	$4,157.1	$4,536.4
Net inventories in the amount of $2.4 billion at January 3, 2026 and $2.7 billion at December 28, 2024 were valued at the lower of LIFO cost or market. If the LIFO method had not been used, inventories would have been higher than reported by $382.8 million at January 3, 2026 and $197.2 million at December 28, 2024.

D. PROPERTY, PLANT AND EQUIPMENT

(Millions of Dollars)	January 3, 2026	December 28, 2024
Land	$104.8	$132.0
Land improvements	67.2	55.2
Buildings	845.1	805.1
Leasehold improvements	195.3	205.0
Machinery and equipment	3,348.7	3,402.1
Computer software	592.1	529.6
Property, plant & equipment, gross	$5,153.2	$5,129.0
Less: accumulated depreciation and amortization	(3,321.4)	(3,094.7)
Property, plant & equipment, net	$1,831.8	$2,034.3

E. GOODWILL AND INTANGIBLE ASSETS
GOODWILL — The changes in the carrying amount of goodwill by segment are as follows:

(Millions of Dollars)	Tools & Outdoor	Engineered Fastening	Total
Balance December 30, 2023	$5,976.3	$2,019.6	$7,995.9
Foreign currency translation and other	(67.1)	(23.3)	(90.4)
Balance December 28, 2024	$5,909.2	$1,996.3	$7,905.5
Foreign currency translation and other	116.1	5.7	121.8
Reclassification to assets held for sale	—	(739.4)	(739.4)
Balance January 3, 2026	$6,025.3	$1,262.6	$7,287.9

As required by the Company's policy, the Company performed its annual goodwill impairment testing in the third quarter of 2025. The Company assessed the fair values of its two reporting units utilizing a discounted cash flow valuation model. The key assumptions used were discount rates and perpetual growth rates applied to cash flow projections. Also inherent in the discounted cash flow valuations were near-term revenue growth rates and Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") margin rates. These assumptions contemplated business, market and overall economic conditions. Based on the results of the annual impairment testing performed in the third quarter of 2025, the Company determined that the fair values of each of its reporting units exceeded their respective carrying amounts.

When a portion of a reporting unit is classified as held for sale, the Company allocates goodwill to the disposal group based on the relative fair values of the business to be disposed of and the portion of the reporting unit that will be retained. The Company then performs a goodwill impairment test on the remaining reporting unit. As previously discussed, in December 2025, the Company entered into an agreement to sell its CAM business. As of January 3, 2026, the Company classified the CAM business, a portion of the Engineered Fastening reporting unit, as held for sale and allocated $739.4 million of the goodwill of the Engineered Fastening reporting unit to CAM. The Company then performed a goodwill impairment test on the remaining reporting unit after the allocation to CAM, which did not result in impairment.

Refer to Note S, Divestitures, for further discussion of the pending CAM divestiture.

INTANGIBLE ASSETS — Definite-lived intangible assets at January 3, 2026 and December 28, 2024 were as follows:

	2025		2024
(Millions of Dollars)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized Intangible Assets — Definite-lived
Patents and copyrights	$27.1	$(27.1)	$25.3	$(25.2)
Trade names	197.5	(134.1)	222.0	(134.0)
Customer relationships	2,014.1	(1,247.4)	2,550.7	(1,257.3)
Other intangible assets	130.8	(129.7)	129.8	(127.9)
Total	$2,369.5	$(1,538.3)	$2,927.8	$(1,544.4)

Net intangibles totaling $410.1 million were reclassified to assets held for sale as of January 3, 2026 related to the pending divestiture of the CAM business.

Indefinite-lived trade names totaled $2.256 billion at January 3, 2026 and $2.348 billion at December 28, 2024. The year-over-year change is primarily due to a $108.4 million pre-tax, non-cash impairment charge, as discussed below, as well as currency fluctuations.
As required by the Company’s policy, the Company tested its indefinite-lived trade names for impairment during the third quarter of 2025 utilizing a discounted cash flow model. The key assumptions used included discount rates, royalty rates, and perpetual growth rates applied to the projected sales. With the exception of the Lenox, Troy-Bilt, and Irwin trade names discussed below, the Company determined that the fair values of its indefinite-lived trade names exceeded their respective carrying amounts.
During 2025, the Company updated its brand prioritization strategy to transition targeted product categories to its priority global brands, while leveraging certain of its complementary brands on more focused product categories and regions where those brands hold more meaningful market positions and value to end users. As a result of these strategic decisions, the Company recognized a $108.4 million pre-tax, non-cash impairment charge related to the Lenox, Troy-Bilt, and Irwin trade names in the third quarter of 2025. Subsequent to this impairment charge, the carrying value of the Lenox, Troy-Bilt, and Irwin trade names totaled $119.6 million. In the third quarter of 2024, the Company recognized a $41.0 million pre-tax, non-cash impairment charge related to the Lenox trade name. The Lenox, Troy-Bilt, and Irwin trade names, which the Company intends to continue utilizing indefinitely in a more focused manner as described above, represented approximately 5% of 2025 net sales for the Tools & Outdoor segment.
Intangible assets amortization expense by segment was as follows:

(Millions of Dollars)	2025	2024	2023
Tools & Outdoor	$96.6	$101.6	$103.1
Engineered Fastening	50.2	61.6	89.6
Consolidated	$146.8	$163.2	$192.7
Future amortization expense in each of the next five years amounts to $111.1 million for 2026, $103.8 million for 2027, $100.4 million for 2028, $99.3 million for 2029, $95.9 million for 2030 and $320.7 million thereafter.

F. ACCRUED EXPENSES

(Millions of Dollars)	January 3, 2026	December 28, 2024
Payroll and related taxes	$269.0	$329.8
Income and other taxes	115.5	231.1
Customer rebates and sales returns	381.7	353.2
Insurance and benefits	77.8	75.3
Restructuring costs	47.8	34.7
Derivative financial instruments	28.5	11.8
Warranty costs	129.5	113.7
Deferred revenue	27.3	31.3
Freight costs	128.3	139.6
Environmental costs	69.5	51.4
Current lease liability	133.1	126.6
Accrued interest	55.3	71.6
Other	414.8	409.2
Total	$1,878.1	$1,979.3

G. LONG-TERM DEBT AND FINANCING ARRANGEMENTS

	January 3, 2026			December 28, 2024
(Millions of Dollars)	Interest Rate	Notional Value	Carrying Value[1]	Carrying Value[1]
Notes payable due 2025	2.30%	$—	$—	$499.9
Notes payable due 2026	3.40%	500.0	499.9	499.4
Notes payable due 2026	6.27%	—	—	349.3
Notes payable due 2026	3.42%	25.0	25.2	25.7
Notes payable due 2026	1.84%	29.3	29.5	26.7
Notes payable due 2028	6.00%	400.0	398.7	398.0
Notes payable due 2028	7.05%	150.0	155.3	157.5
Notes payable due 2028	4.25%	500.0	498.6	498.3
Notes payable due 2028	3.52%	50.0	51.7	52.4
Notes payable due 2030	2.30%	750.0	746.8	746.2
Notes payable due 2032	3.00%	500.0	497.2	496.6
Notes payable due 2040	5.20%	400.0	376.3	374.5
Notes payable due 2048	4.85%	500.0	495.4	495.2
Notes payable due 2050	2.75%	750.0	741.4	741.0
Notes payable due 2060 (junior subordinated)[2]	6.71%	750.0	741.9	741.6
Other, payable due 2026	4.31%	0.2	0.2	0.7
Total long-term debt, including current maturities		$5,304.5	$5,258.1	$6,103
Less: Current maturities of long-term debt			(554.8)	(500.4)
Long-term debt			$4,703.3	$5,602.6
1Carrying values are net of unamortized discounts of $(4.1) million, deferred issuance costs of $(28.2) million, unamortized terminated swaps of $(18.9) million, and purchase accounting fair value adjustments of $4.8 million. Unamortized gain/(loss) associated with interest rate swaps are more fully discussed in Note H, Financial Instruments.
2In accordance with the terms of Note payable due 2060, the interest rate was reset as of March 2025, to 6.71%, from 4.00% as of the year ended December 28, 2024.
As of January 3, 2026, the total aggregate annual principal maturities of long-term debt for the next five years and thereafter are as follows: $554.5 million in 2026, $1,100.0 million in 2028, $750.0 million in 2030 and $2,900.0 million beyond 2030.
In August 2025, the Company redeemed its $350 million 6.272% notes at par prior to maturity. The redemption was funded through the issuance of commercial paper at a lower prevailing interest rate. The Company recognized a pre-tax loss of $0.3 million from the redemption related to the write-off of unamortized deferred financing fees.

Commercial Paper and Credit Facilities
The Company has a $3.5 billion commercial paper program which includes Euro denominated borrowings in addition to U.S. Dollars. As of January 3, 2026, the Company had commercial paper borrowings outstanding of $605.6 million, of which $555.6 million in Euro denominated commercial paper was designated as a net investment hedge. Refer to Note H, Financial Instruments, for further discussion. As of December 28, 2024, the Company had no commercial paper borrowings outstanding.

In June 2024, the Company amended and restated its existing five-year $2.5 billion committed credit facility with the concurrent execution of a new five-year $2.25 billion committed credit facility (the “5-Year Credit Agreement”). Borrowings under the 5-Year Credit Agreement may be made in U.S. Dollars, Euros or Pounds Sterling. A sub-limit of an amount equal to the Euro equivalent of $800.0 million is designated for swing line advances. Borrowings bear interest at a floating rate plus an applicable margin dependent upon the denomination of the borrowing and specific terms of the 5-Year Credit Agreement. The Company must repay all advances under the 5-Year Credit Agreement by the earlier of June 28, 2029 or upon termination. The 5-Year Credit Agreement is designated to be a liquidity back-stop for the Company's $3.5 billion U.S. Dollar and Euro commercial paper program. As of January 3, 2026 and December 28, 2024, the Company had not drawn on its five-year committed credit facility.

In June 2025, the Company terminated its 364-Day $1.25 billion committed credit facility ("the 2024 Syndicated 364-Day Credit Agreement") dated June 2024. There were no outstanding borrowings under the 2024 Syndicated 364-Day Credit Agreement upon termination and as of December 28, 2024. Contemporaneously, the Company entered into a new $1.25 billion syndicated 364-Day Credit Agreement (the "2025 Syndicated 364-Day Credit Agreement") which is a revolving credit loan. The borrowings under the 2025 Syndicated 364-Day Credit Agreement may be made in U.S. Dollars or Euros and bear interest at a floating rate plus an applicable margin dependent upon the denomination of the borrowing and pursuant to the terms of the 2025 Syndicated 364-Day Credit Agreement. The Company must repay all advances under the 2025 Syndicated 364-Day Credit Agreement by the earlier of June 22, 2026 or upon termination. The Company may, however, convert all advances outstanding upon termination into a term loan that shall be repaid in full no later than the first anniversary of the termination date provided that the Company, among other things, pays a fee to the administrative agent for the account of each lender. The 2025 Syndicated 364-Day Credit Agreement serves as part of the liquidity back-stop for the Company’s $3.5 billion U.S. Dollar and Euro commercial paper program. As of January 3, 2026, the Company had not drawn on its 2025 Syndicated 364-Day Credit Agreement.

In addition, the Company has other short-term lines of credit that are primarily uncommitted, with numerous banks, aggregating to $299.8 million, of which $216.1 million was available at January 3, 2026, and $83.7 million of the short-term credit lines were utilized primarily pertaining to outstanding letters of credit for which there are no required or reported debt balances. Short-term arrangements are reviewed annually for renewal.

At January 3, 2026, the aggregate amount of short-term and long-term committed and uncommitted lines of credit was approximately $3.8 billion. The weighted-average interest rates on U.S. dollar denominated short-term borrowings for the years ended January 3, 2026 and December 28, 2024 were 4.6% and 5.6%, respectively. The weighted-average interest rates on Euro denominated short-term borrowings for the years ended January 3, 2026 and December 28, 2024 were 2.3% and 3.9%, respectively.
Interest paid relating to the Company's indebtedness, including long-term debt and commercial paper borrowings, during 2025, 2024 and 2023 amounted to $520.6 million, $479.9 million and $531.5 million, respectively.
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

A summary of the fair values of the Company’s derivatives recorded in the Consolidated Balance Sheets at January 3, 2026 and December 28, 2024 is as follows:

(Millions of Dollars)	Balance Sheet Classification	2025	2024	Balance Sheet Classification	2025	2024
Derivatives designated as hedging instruments:
Foreign Exchange Contracts Cash Flow	Other current assets	$1.4	$23.7	Accrued expenses	$10.0	$0.9
Net Investment Hedge	Other current assets	2.9	—	Accrued expenses	9.3	—
Non-derivative designated as hedging instrument:
Net Investment Hedge		$—	$—	Short-term borrowings	$555.6	$—
Total Designated as hedging instruments		$4.3	$23.7		$574.9	$0.9
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other current assets	$5.0	$8.9	Accrued expenses	$9.2	$10.9
Total		$9.3	$32.6		$584.1	$11.8

The counterparties to all of the above mentioned financial instruments are major international financial institutions. The Company is exposed to credit risk for net exchanges under these agreements, but not for the notional amounts. The credit risk is limited to the asset amounts noted above. The Company limits its exposure and concentration of risk by contracting with diverse financial institutions and does not anticipate non-performance by any of its counterparties. The Company considers non-performance risk of its counterparties at each reporting period and adjusts the carrying value of these assets accordingly. The risk of default is considered remote. As of January 3, 2026 and December 28, 2024, there were no assets that had been posted as collateral related to the above mentioned financial instruments.

Cash flows related to derivatives, including those that are separately discussed below, resulted in net cash paid of $22.4 million in 2025, $0.1 million in 2024, and $30.1 million in 2023.

CASH FLOW HEDGES — There were after-tax mark-to-market losses of $43.2 million and $16.7 million as of January 3, 2026 and December 28, 2024, respectively, reported for cash flow hedge effectiveness in Accumulated other comprehensive loss. An after-tax loss of $10.6 million is expected to be reclassified to earnings as the hedged transactions occur or as amounts are amortized within the next twelve months. The ultimate amount recognized will vary based on fluctuations of the hedged currencies and interest rates through the maturity dates.

The tables below detail pre-tax amounts of derivatives designated as cash flow hedges in Accumulated other comprehensive loss during the periods in which the underlying hedged transactions affected earnings for 2025, 2024 and 2023:

2025 (Millions of Dollars)	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Recognized in Income on Amounts Excluded from Effectiveness Testing
Interest Rate Contracts	$—	Interest expense	$(4.9)	$—
Foreign Exchange Contracts	$(39.6)	Cost of sales	$1.2	$—

2024 (Millions of Dollars)	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Recognized in Income on Amounts Excluded from Effectiveness Testing
Interest Rate Contracts	$—	Interest expense	$(6.1)	$—
Foreign Exchange Contracts	$30.8	Cost of sales	$2.0	$—

2023 (Millions of Dollars)	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Recognized in Income on Amounts Excluded from Effectiveness Testing
Interest Rate Contracts	$—	Interest expense	$(6.1)	$—
Foreign Exchange Contracts	$(4.3)	Cost of sales	$(0.6)	$—

A summary of the pre-tax effect of cash flow hedge accounting on the Consolidated Statements of Operations for 2025, 2024 and 2023 is as follows:

	2025		2024		2023
(Millions of Dollars)	Cost of Sales	Interest Expense	Cost of Sales	Interest Expense	Cost of Sales	Interest Expense
Total amount in the Consolidated Statements of Operations in which the effects of the cash flow hedges are recorded	$10,542.1	$516.3	$10,851.3	$498.6	$11,848.5	$559.4
Gain (loss) on cash flow hedging relationships:
Foreign Exchange Contracts:
Hedged Items	$(1.2)	$—	$(2.0)	$—	$0.6	$—
Gain (loss) reclassified from OCI into Income	$1.2		$2.0	$—	$(0.6)	$—
Interest Rate Swap Agreements:
Gain (loss) reclassified from OCI into Income [1]	$—	$(4.9)	$—	$(6.1)	$—	$(6.1)
1 Inclusive of the gain/loss amortization on terminated derivative financial instruments.

For 2025, after-tax losses of $2.0 million were reclassified from Accumulated other comprehensive loss into earnings (inclusive of the gain/loss amortization on terminated derivative instruments) during the periods in which the underlying hedged transactions affected earnings. After-tax losses of $1.5 million and $3.6 million were reclassified in 2024 and 2023, respectively.

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

As of January 3, 2026 and December 28, 2024, the Company did not have any outstanding forward starting swaps designated as cash flow hedges.

Forward Contracts: Through its global businesses, the Company enters into transactions and makes investments denominated in multiple currencies that give rise to foreign currency risk. The Company and its subsidiaries regularly purchase inventory from subsidiaries with functional currencies different than their own, which creates currency-related volatility in the Company’s results of operations. The Company utilizes forward contracts to hedge these forecasted purchases and sales of inventory. Gains and losses reclassified from Accumulated other comprehensive loss are recorded in Cost of sales as the hedged item affects earnings. There are no components excluded from the assessment of effectiveness for these contracts. At January 3, 2026 and December 28, 2024, the notional value of forward currency contracts outstanding is $598.3 million, maturing in 2026, and $537.8 million, maturing in 2025, respectively. In January 2026, the Company entered into forward currency contracts with notional values totaling $166 million, maturing in 2026 and 2027.

FAIR VALUE HEDGES

Interest Rate Risk: In an effort to optimize the mix of fixed versus floating rate debt in the Company’s capital structure, the Company enters into interest rate swaps. In prior years, the Company entered into interest rate swaps related to certain of its notes payable which were subsequently terminated. Amortization of the gain/loss on previously terminated swaps is reported as a reduction of interest expense. Prior to termination, the changes in the fair value of the swaps and the offsetting changes in fair value related to the underlying notes were recognized in earnings. The Company did not have any active fair value interest rate swaps at January 3, 2026 or December 28, 2024.

A summary of the pre-tax effect of fair value hedge accounting on the Consolidated Statements of Operations for 2025, 2024 and 2023 is as follows:

	2025	2024	2023
(Millions of Dollars)	Interest Expense	Interest Expense	Interest Expense
Total amount in the Consolidated Statements of Operations in which the effects of the fair value hedges are recorded	$516.3	$498.6	$559.4
Amortization of gain on terminated swaps	$(0.4)	$(0.4)	$(0.4)

A summary of the amounts recorded in the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges as of January 3, 2026 and December 28, 2024 is as follows:

(Millions of Dollars)	2025 Carrying Amount of Hedged Liability[1]	2025 Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liability
Current maturities of long-term debt	$554.8	Terminated Swaps	$—
Long-Term Debt	$531.6	Terminated Swaps	$(18.9)
1Represents hedged items no longer designated in qualifying fair value hedging relationships.

(Millions of Dollars)	2024 Carrying Amount of Hedged Liability[1]	2024 Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liability
Current maturities of long-term debt	$500.4	Terminated Swaps	$—
Long-Term Debt	$532.0	Terminated Swaps	$(19.3)
1Represents hedged items no longer designated in qualifying fair value hedging relationships.

NET INVESTMENT HEDGES

The Company utilizes net investment hedges to offset the translation adjustment arising from re-measurement of its investment in the assets and liabilities of its foreign subsidiaries. The total after-tax amounts in Accumulated other comprehensive loss were gains of $48.9 million and $78.4 million at January 3, 2026 and December 28, 2024, respectively.

As of January 3, 2026 the Company had cross currency swaps with notional values totaling $220 million maturing in 2026, hedging a portion of its Chinese Renminbi and Taiwan Dollar denominated investments. As of December 28, 2024, the Company did not have any net investment hedges with a notional value outstanding. As of January 3, 2026, the Company had $555.6 million in Euro denominated commercial paper hedging a portion of the Company's Euro denominated investments. As of December 28, 2024, the Company did not have any Euro denominated commercial paper.

Maturing foreign exchange contracts resulted in no cash paid or received in 2025, 2024 and 2023.

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

The pre-tax gain or loss from fair value changes during 2025, 2024 and 2023 were as follows:

	2025
(Millions of Dollars)	Total Gain (Loss) Recorded in OCI	Excluded Component Recorded in OCI	Income Statement Classification	Total Gain (Loss) Reclassified from OCI to Income	Excluded Component Amortized from OCI to Income
Forward Contracts	$1.0	$—	Other, net	$—	$—
Cross Currency Swap	$(4.4)	$—	Other, net	$4.3	$(4.3)
Non-derivative designated as Net Investment Hedge	$(31.2)	$—	Other, net	$—	$—

	2024
(Millions of Dollars)	Total Gain (Loss) Recorded in OCI	Excluded Component Recorded in OCI	Income Statement Classification	Total Gain (Loss) Reclassified from OCI to Income	Excluded Component Amortized from OCI to Income
Forward Contracts	$(0.5)	$—	Other, net	$—	$—
Non-derivative designated as Net Investment Hedge	$18.6	$—	Other, net	$—	$—

	2023
(Millions of Dollars)	Total Gain (Loss) Recorded in OCI	Excluded Component Recorded in OCI	Income Statement Classification	Total Gain (Loss) Reclassified from OCI to Income	Excluded Component Amortized from OCI to Income
Forward Contracts	$0.4	$—	Other, net	$—	$—
Non-derivative designated as Net Investment Hedge	$(12.0)	$—	Other, net	$—	$—

UNDESIGNATED HEDGES

Foreign Exchange Contracts: Foreign exchange forward contracts are used to reduce risks arising from the change in fair value of certain foreign currency denominated assets and liabilities (such as affiliate loans, payables and receivables). The objective is to minimize the impact of foreign currency fluctuations on operating results. The total notional amount of the forward contracts outstanding at January 3, 2026 was $1.4 billion maturing on various dates through 2026. The total notional amount of the forward contracts outstanding at December 28, 2024 was $1.3 billion maturing on various dates through 2025. The gain (loss) recorded in the Consolidated Statements of Operations from changes in the fair value related to derivatives not designated as hedging instruments under ASC 815 for 2025, 2024 and 2023 is as follows:

(Millions of Dollars)	Income Statement Classification	2025	2024	2023
Foreign Exchange Contracts	Other-net	$(20.5)	$(0.9)	$(33.7)

I. CAPITAL STOCK
EARNINGS PER SHARE — The following table reconciles net earnings (loss) and the weighted-average shares outstanding used to calculate basic and diluted earnings (loss) per share for the fiscal years ended January 3, 2026, December 28, 2024, and December 30, 2023.

	2025	2024	2023
Numerator (in millions):
Net earnings (loss) from continuing operations	$401.9	$286.3	$(281.7)
Net earnings (loss) from discontinued operations	—	8.0	(28.8)
Net Earnings (Loss)	$401.9	$294.3	$(310.5)

	2025	2024	2023
Denominator (in thousands):
Basic weighted-average shares outstanding	151,258	150,485	149,751
Dilutive effect of stock contracts and awards	620	812	—
Diluted weighted-average shares outstanding	151,878	151,297	149,751

	2025	2024	2023
Earnings (loss) per share of common stock:
Basic earnings (loss) per share of common stock:
Continuing operations	$2.66	$1.90	$(1.88)
Discontinued operations	$—	$0.05	$(0.19)
Total basic earnings (loss) per share of common stock	$2.66	$1.96	$(2.07)

Diluted earnings (loss) per share of common stock:
Continuing operations	$2.65	$1.89	$(1.88)
Discontinued operations	$—	$0.05	$(0.19)
Total diluted earnings (loss) per share of common stock	$2.65	$1.95	$(2.07)

The following weighted-average stock options were not included in the computation of weighted-average diluted shares outstanding because the effect would be anti-dilutive (in thousands):

	2025	2024	2023
Number of stock options	6,234	5,141	5,406

COMMON STOCK ACTIVITY — Common stock activity for 2025, 2024 and 2023 was as follows:

	2025	2024	2023
Outstanding, beginning of year	154,372,933	153,620,088	152,983,530
Issued from treasury	921,552	960,437	817,110
Returned to treasury	(258,074)	(207,592)	(180,552)
Outstanding, end of year	155,036,411	154,372,933	153,620,088
Shares subject to the forward share purchase contract	(3,645,510)	(3,645,510)	(3,645,510)
Outstanding, less shares subject to the forward share purchase contract	151,390,901	150,727,423	149,974,578
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
COMMON STOCK RESERVED — Common stock shares reserved for issuance under various employee and director stock plans at January 3, 2026 and December 28, 2024 are as follows:

	2025	2024
Employee stock purchase plan	794,421	921,982
Other stock-based compensation plans	3,861,648	5,869,501
Total shares reserved	4,656,069	6,791,483

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
The fair value of stock option grants is estimated on the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used to value grants made in 2025, 2024 and 2023:

	2025	2024	2023
Average expected volatility	38.9%	38.0%	39.1%
Dividend yield	3.7%	3.6%	3.6%
Risk-free interest rate	4.2%	4.2%	4.0%
Expected life	5.0 years	5.0 years	5.0 years
Fair value per option	$25.42	$25.25	$26.05
Weighted-average vesting period	2.0 years	2.0 years	1.9 years

Stock Options:
The number of stock options and weighted-average exercise prices as of January 3, 2026 are as follows:

	Options	Price
Outstanding, December 28, 2024	5,918,571	$128.59
Granted	794,826	88.36
Exercised	(13,603)	77.83
Forfeited	(771,718)	109.38
Outstanding, January 3, 2026	5,928,076	$125.81
Exercisable, January 3, 2026	4,683,215	$135.62

At January 3, 2026, the range of exercise prices on outstanding stock options was $69.03 to $193.97 per share. Stock option expense was $21.5 million, $25.3 million and $26.6 million for 2025, 2024 and 2023, respectively. At January 3, 2026, the Company had $12.3 million of unrecognized pre-tax compensation expense for stock options. This expense will be recognized over the remaining vesting periods which are 1.7 years on a weighted-average basis.

During 2025, the Company received $1.1 million in cash from the exercise of stock options and there was no related cash tax benefit. During 2025, 2024, and 2023, the total intrinsic value of options exercised was $0.1 million, $1.9 million, and $1.0 million, respectively. When options are exercised, the related shares are issued from treasury stock. During 2025, 2024, and 2023, the tax shortfall recognized was $2.5 million, $0.3 million, and $0.1 million, respectively, and was recorded in income tax expense.
Outstanding and exercisable stock option information at January 3, 2026 follows:

	Outstanding Stock Options			Exercisable Stock Options
Exercise Price Ranges	Options	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Options	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$90.00 and below	1,985,945	8.09	$85.52	909,914	7.30	$81.96
90.01 — 155.00	2,362,208	3.78	123.17	2,193,378	3.52	125.62
155.01 — higher	1,579,923	4.15	180.41	1,579,923	4.15	180.41
	5,928,076	5.32	$125.81	4,683,215	4.47	$135.62
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
As of January 3, 2026, the aggregate intrinsic value of stock options outstanding and stock options exercisable was $0.2 million and zero, respectively.
Employee Stock Purchase Plan:
The Employee Stock Purchase Plan (“ESPP”) enables eligible employees in the United States, Canada and Israel to purchase shares of the Company's common stock at the lower of 85.0% of the fair market value of the shares on the grant date ($90.98 per share for fiscal year 2025 purchases) or 85.0% of the fair market value of the shares on the last business day of each month. A maximum of 1,600,000 shares are authorized for subscription. During 2025, 2024, and 2023, 127,561 shares, 148,144 shares, and 181,573 shares, respectively, were issued under the plan at average prices of $61.72, $69.49, and $65.34 per share, respectively, and the intrinsic value of the ESPP purchases was $1.4 million, $3.7 million, and $4.1 million, respectively. For 2025, the Company received $7.8 million in cash from ESPP purchases, and there was no related tax benefit. The fair value of ESPP shares was estimated using the Black-Scholes option pricing model. ESPP compensation cost is recognized ratably over the one-year term based on actual employee stock purchases under the plan. The fair value of the employees’ purchase rights under the ESPP was estimated using the following assumptions for 2025, 2024, and 2023, respectively: dividend yield of 3.9%, 3.3%, and 3.9%; expected volatility of 32.0%, 34.0%, and 42.0%; risk-free interest rates of 4.3%, 5.2%, and 4.7%; and expected lives of one year. The weighted-average fair value of those purchase rights granted in 2025, 2024, and 2023 was

$15.53, $27.38, and $21.26, respectively. Total compensation expense recognized for ESPP was $1.6 million, $3.7 million, and $3.6 million in 2025, 2024, and 2023, respectively.
Restricted Share Units:
Compensation cost for restricted share units (“RSUs”) granted to employees is recognized ratably over the vesting term, which varies but is generally three or four years. RSU grants totaled 881,316 shares, 750,126 shares, and 827,133 shares in 2025, 2024, and 2023, respectively. The weighted-average grant date fair value of RSUs granted in 2025, 2024, and 2023 was $84.31, $89.66, and $90.09 per share, respectively.
Total compensation expense recognized for RSUs amounted to $64.4 million, $64.0 million, and $53.9 million in 2025, 2024, and 2023, respectively. The related cash tax benefit received related to the shares that were delivered in 2025 was $11.2 million. During 2025, 2024, and 2023, the tax shortfall recognized was $1.8 million, $0.8 million, and $1.9 million, respectively. As of January 3, 2026, unrecognized compensation expense for RSUs amounted to $52.8 million and will be recognized over a weighted-average period of 1.0 year.
A summary of non-vested restricted share units and award activity as of January 3, 2026, and changes during the year then ended is as follows:

	Restricted Share Units & Awards	Weighted-Average Grant Date Fair Value
Non-vested at December 28, 2024	1,479,983	$95.44
Granted	881,316	84.31
Vested	(762,210)	96.42
Forfeited	(216,830)	96.11
Non-vested at January 3, 2026	1,382,259	$87.70
The total fair value of vested RSUs (market value on the date vested) during 2025, 2024, and 2023 was $67.6 million, $59.4 million, and $49.9 million, respectively.
Prior to 2020, non-employee members of the Board of Directors received annual restricted share-based grants which must be cash settled, and accordingly mark-to-market accounting is applied. In 2025, 2024, and 2023 , the Company recognized $1.6 million of income, $0.9 million of income, and $1.5 million of expense for these awards, respectively. Beginning in 2020, the annual grant issued to non-employee members of the Board of Directors is stock settled. The expense related to the annual grant in 2025, 2024, and 2023 was $1.8 million, $1.7 million, and $1.9 million respectively. Additionally, non-employee members of the Board of Directors may defer any or all of their cash retainer fees, which would subsequently be settled as RSU awards. Compensation expense related to these RSUs was $1.0 million, $1.0 million, and $1.1 million for 2025, 2024, and 2023, respectively.
Management Incentive Compensation Plan Performance Stock Units:
In 2020, the Company granted Performance Stock Units (collectively "MICP-PSUs") under the Management Incentive Compensation Plan ("MICP") to participating employees. Awards were payable in shares of common stock and generally no award was made if the employee terminated employment prior to the settlement dates. The delivery of the shares related to the 2020 MICP-PSU grant occurred ratably in 2021, 2022, and 2023. The total shares delivered were based on actual 2020 performance in relation to the established goals. No additional MICP-PSUs have been granted under the MICP in 2023, 2024, or 2025.

Compensation cost for these performance awards was recognized ratably over the vesting term of three years. Total income recognized in 2023 related to these MICP-PSUs approximated $5.0 million. The related cash tax benefit received related to the shares that were delivered in 2023 was $0.9 million. There was no compensation cost for these performance awards recognized in 2025 or 2024, as the 2020 MICP-PSUs were fully vested.
Long-Term Performance Awards:
The Company has granted Long-Term Performance Awards (“LTIP”) to senior management employees for achieving Company performance measures. Awards are payable in shares of common stock, which may be subject to restrictions if the employee has not achieved certain stock ownership levels, and generally no award is made if the employee terminates employment prior to the settlement date. LTIP grants were made in 2023, 2024, and 2025. Each grant has two separate performance goals representing 75% of the grant date value and one market-based metric representing 25% of the grant date value. For grants made in 2025, the performance goals were adjusted EBITDA and cash flow return on investment measured for each year within the three-year performance period. For grants made in 2024 and 2023, the performance goals are relative organic sales growth measured over the three-year performance period and cash flow return on investment measured for each year within the three-year performance period. For all years, the market-based metric measures the Company’s common stock return relative to peers over the three-year performance period. The ultimate delivery of shares will occur in 2026, 2027, and 2028 for the 2023, 2024, and 2025 grants, respectively. Share settlements are based on actual performance in relation to these goals.
Expense recognized for these performance awards was $3.7 million, $9.7 million, and $1.7 million in 2025, 2024, and 2023, respectively. With the exception of the market-based metric comprising 25% of the award, in the event performance goals are not met, compensation cost is not recognized and any previously recognized compensation cost is reversed. In 2025, the Company did not receive a cash tax benefit from the exercise of performance awards. The related cash tax benefit received related to the shares that were delivered in 2024 and 2023 was $0.1 million and $0.3 million, respectively. The tax shortfall recognized in 2025, 2024, and 2023 was $0.3 million, $0.5 million, and $0.5 million, respectively.
A summary of the activity pertaining to the maximum number of shares that may be issued is as follows:

	LTIP Units	Weighted-Average Grant Date Fair Value
Non-vested at December 28, 2024	1,019,148	$96.50
Granted	463,348	85.79
Vested	—	—
Forfeited	(403,752)	121.00
Non-vested at January 3, 2026	1,078,744	$82.73

J. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table summarizes the changes in the accumulated balances for each component of Accumulated other comprehensive loss:

(Millions of Dollars)	Currency translation adjustment and other	Cash flow hedges, net of tax	Net investment hedges, net of tax	Pension and other postretirement benefits, net of tax	Total
Balance - December 30, 2023	$(1,832.3)	$(42.5)	$64.9	$(259.2)	$(2,069.1)
Other comprehensive (loss) income before reclassifications	(331.9)	24.3	13.5	35.0	(259.1)
Adjustments related to sales of businesses	(6.0)	—	—	—	(6.0)
Reclassification adjustments to earnings	—	1.5	—	11.8	13.3
Net other comprehensive (loss) income	(337.9)	25.8	13.5	46.8	(251.8)
Balance - December 28, 2024	$(2,170.2)	$(16.7)	$78.4	$(212.4)	$(2,320.9)
Other comprehensive income (loss) before reclassifications	408.6	(28.5)	(26.3)	(31.9)	321.9
Reclassification adjustments to earnings	—	2.0	(3.2)	29.8	28.6
Net other comprehensive income (loss)	408.6	(26.5)	(29.5)	(2.1)	350.5
Balance - January 3, 2026	$(1,761.6)	$(43.2)	$48.9	$(214.5)	$(1,970.4)

The Company uses the portfolio method for releasing the stranded tax effects from Accumulated other comprehensive loss. The reclassifications out of Accumulated other comprehensive loss for the years ended January 3, 2026 and December 28, 2024 were as follows:

(Millions of Dollars)	2025	2024
Components of Accumulated other comprehensive loss	Reclassification adjustments	Reclassification adjustments	Affected line item in Consolidated Statements of Operations
Realized gains on cash flow hedges	$1.2	$2.0	Cost of sales
Realized losses on cash flow hedges	(4.9)	(6.1)	Interest expense
Total before taxes	(3.7)	(4.1)
Tax effect	1.7	2.6	Income taxes
Realized losses on cash flow hedges, net of tax	$(2.0)	$(1.5)

Realized gains on net investment hedges	$4.3	$—	Other, net
Tax effect	(1.1)	—	Income taxes
Realized gains on net investment hedges, net of tax	$3.2	$—

Actuarial losses and prior service costs / credits	$(8.5)	$(11.1)	Other, net
Settlement losses	(23.2)	(3.5)	Other, net and Restructuring Charges
Total before taxes	(31.7)	(14.6)
Tax effect	1.9	2.8	Income taxes
Amortization of defined benefit pension items, net of tax	$(29.8)	$(11.8)

K. EMPLOYEE BENEFIT PLANS

RETIREMENT ACCOUNT PLAN (“RAP”) — Most U.S. employees may make contributions that do not exceed 25% of their eligible compensation to a tax-deferred 401(k) savings plan, subject to restrictions under tax laws. Employees generally direct the investment of their own contributions into various investment funds. An employer match benefit is provided under the plan equal to one half of each employee’s tax-deferred contribution up to the first 7% of their compensation. Participants direct the entire employer match benefit such that no participant is required to hold the Company’s common stock in their 401(k) account. The employer match benefit totaled $31.4 million, $31.7 million, and $32.8 million in 2025, 2024, and 2023, respectively.

In addition, 10,965 U.S. salaried and non-union hourly employees are eligible to receive a non-contributory benefit under the Core benefit plan. Core benefit allocations range from 2% to 6% of eligible employee compensation based on age. Allocations for benefits earned under the Core plan were $38.6 million, $36.1 million, and $38.8 million in 2025, 2024, and 2023, respectively. Assets held in participant Core accounts are invested in target date retirement funds which have an age-based allocation of investments.

The Company’s net RAP activity resulted in expense of $70.0 million, $67.8 million, and $71.6 million in 2025, 2024, and 2023, respectively, and is comprised of the aforementioned Core and 401(k) match defined contribution benefits.

The Company made cash contributions to the plan totaling $72.7 million in 2025, $72.6 million in 2024, and $61.0 million in 2023.

PENSION AND OTHER BENEFIT PLANS — The Company sponsors pension plans covering most domestic hourly and certain executive employees, and 9,303 foreign employees. Benefits are generally based on salary and years of service, except for U.S. collective bargaining employees whose benefits are based on a stated amount for each year of service.

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

In addition to the multi-employer plans, various other defined contribution plans are sponsored worldwide. As of January 3, 2026 and December 28, 2024, the Company had $124.4 million and $118.7 million, respectively, of liabilities pertaining to an unfunded supplemental defined contribution plan for certain U.S. employees.

The expense for defined contribution plans, aside from the earlier discussed RAP plans, are as follows:

(Millions of Dollars)	2025	2024	2023
Multi-employer plan expense	$3.4	$3.7	$3.5
Other defined contribution plan expense	$50.8	$45.7	$43.3

The components of net periodic pension expense are as follows:

	U.S. Plans			Non-U.S. Plans
(Millions of Dollars)	2025	2024	2023	2025	2024	2023
Service cost	$7.3	$6.4	$8.1	$11.9	$12.2	$11.2
Interest cost	50.7	51.6	54.7	42.6	41.7	43.4
Expected return on plan assets	(59.5)	(60.8)	(62.1)	(49.2)	(43.9)	(41.5)
Amortization of prior service cost (credit)	0.5	0.6	0.8	(0.8)	(0.7)	(0.7)
Actuarial loss amortization	8.3	8.1	8.9	2.3	4.4	3.4
Special termination benefit	—	—	—	—	—	0.3
Settlement / curtailment loss	0.2	—	0.3	23.0	3.5	0.7
Net periodic pension expense	$7.5	$5.9	$10.7	$29.8	$17.2	$16.8

The Company provides medical and dental benefits for certain retired employees in the United States, Brazil, and Canada. Approximately 523 participants are covered under these plans. Net periodic post-retirement benefit expense was comprised of the following:

	Other Benefit Plans
(Millions of Dollars)	2025	2024	2023
Service cost	$0.2	$0.3	$0.3
Interest cost	1.5	1.7	2.0
Amortization of prior service cost	0.1	0.1	0.1
Actuarial gain amortization	(1.9)	(1.4)	(1.4)
Settlement / curtailment gain	—	—	—
Special termination benefit	6.1	—	—
Net periodic post-retirement expense	$6.0	$0.7	$1.0

The components of net periodic post-retirement benefit expense other than the service cost component are typically included in Other, net in the Consolidated Statements of Operations. The settlement and curtailment loss recorded in 2025 as reflected in the table above, under Non-U.S. Plans, was included in Restructuring charges in the Consolidated Statements of Operations. Refer to Note N, Restructuring Charges and Other, net for further information.

Changes in plan assets and benefit obligations recognized in Accumulated other comprehensive loss in 2025 are as follows:

(Millions of Dollars)	2025
Current year actuarial loss	$27.7
Amortization of actuarial loss	(8.5)
Prior service cost from plan amendments	0.8
Settlement / curtailment loss	(23.2)
Currency / other	6.2
Total increase recognized in Accumulated other comprehensive loss (pre-tax)	$3.0

The changes in the pension and other post-retirement benefit obligations, fair value of plan assets, as well as amounts recognized in the Consolidated Balance Sheets, are shown below.

	U.S. Plans		Non-U.S. Plans		Other Benefits
(Millions of Dollars)	2025	2024	2025	2024	2025	2024
Change in benefit obligation
Benefit obligation at end of prior year	$1,012.5	$1,090.3	$861.6	$999.1	$27.0	$35.2
Service cost	7.3	6.4	11.9	12.2	0.2	0.3
Interest cost	50.7	51.6	42.6	41.7	1.5	1.7
Special termination benefit	—	—	—	—	6.1	—
Settlements/curtailments	(7.8)	—	(10.8)	(14.5)	—	—
Actuarial loss (gain)	22.2	(46.7)	(6.8)	(92.6)	0.4	(1.4)
Plan amendments	0.6	0.1	—	0.1	0.2	—
Foreign currency exchange rate changes	—	—	72.3	(29.2)	0.6	(1.1)
Participant contributions	—	—	0.3	0.2	—	—
Acquisitions, divestitures, and other	(4.8)	(4.6)	(3.5)	(2.8)	—	—
Benefits paid	(79.5)	(84.6)	(52.9)	(52.6)	(5.4)	(7.7)
Benefit obligation at end of year	$1,001.2	$1,012.5	$914.7	$861.6	$30.6	$27.0
Change in plan assets
Fair value of plan assets at end of prior year	$923.4	$979.2	$759.7	$831.0	$—	$—
Actual return on plan assets	77.3	21.1	35.0	(6.1)	—	—
Participant contributions	—	—	0.3	0.2	—	—
Employer contributions	13.1	12.3	38.6	20.9	5.4	7.7
Settlements	(7.8)	—	(27.8)	(16.9)	—	—
Foreign currency exchange rate changes	—	—	54.6	(14.4)	—	—
Acquisitions, divestitures, and other	(4.8)	(4.6)	(3.8)	(2.4)	—	—
Benefits paid	(79.5)	(84.6)	(52.9)	(52.6)	(5.4)	(7.7)
Fair value of plan assets at end of plan year	$921.7	$923.4	$803.7	$759.7	$—	$—
Funded status — assets less than benefit obligation	$(79.5)	$(89.1)	$(111.0)	$(101.9)	$(30.6)	$(27.0)
Unrecognized prior service cost (credit)	1.7	1.5	(13.1)	(13.0)	0.5	0.4
Unrecognized net actuarial loss (gain)	213.8	217.9	126.4	121.0	(17.6)	(19.1)
Net amount recognized	$136.0	$130.3	$2.3	$6.1	$(47.7)	$(45.7)

	U.S. Plans		Non-U.S. Plans		Other Benefits
(Millions of Dollars)	2025	2024	2025	2024	2025	2024
Amounts recognized in the Consolidated Balance Sheets
Prepaid benefit cost (non-current)	$4.3	$3.8	$126.5	$124.8	$—	$—
Current benefit liability	(5.4)	(5.2)	(11.3)	(10.3)	(5.0)	(5.2)
Non-current benefit liability	(78.4)	(87.7)	(226.2)	(216.4)	(25.6)	(21.8)
Net liability recognized	$(79.5)	$(89.1)	$(111.0)	$(101.9)	$(30.6)	$(27.0)

Accumulated other comprehensive loss (pre-tax):
Prior service cost (credit)	$1.7	$1.5	$(13.1)	$(13.0)	$0.5	$0.4
Actuarial loss (gain)	213.8	217.9	126.4	121.0	(17.6)	(19.1)
	215.5	219.4	113.3	108.0	(17.1)	(18.7)
Net amount recognized	$136.0	$130.3	$2.3	$6.1	$(47.7)	$(45.7)

Actuarial gains and losses reflected in the table above are driven by changes in demographic experience, changes in assumptions, and differences in actual returns on investments compared to estimated returns from the prior year. For the year ended January 3, 2026, the net actuarial loss across the Company's plans was driven by the decrease in the single equivalent discount rate used to measure these obligations as well as unfavorable changes in demographic experience. These actuarial losses were partially offset, as actual returns on plan assets during the year were greater than the estimated return.
The accumulated benefit obligation for all benefit plans was $1.912 billion at January 3, 2026 and $1.868 billion at December 28, 2024. The following table provides information regarding pension plans in which accumulated benefit obligations exceed plan assets as of January 3, 2026 and December 28, 2024:

	U.S. Plans		Non-U.S. Plans
(Millions of Dollars)	2025	2024	2025	2024
Accumulated benefit obligation	$910.6	$916.5	$234.0	$221.1
Fair value of plan assets	$826.7	$823.6	$29.4	$25.7
The following table provides information regarding pension plans in which projected benefit obligations (inclusive of anticipated future compensation increases) exceed plan assets as of January 3, 2026 and December 28, 2024:

	U.S. Plans		Non-U.S. Plans
(Millions of Dollars)	2025	2024	2025	2024
Projected benefit obligation	$910.6	$916.5	$281.1	$271.9
Fair value of plan assets	$826.7	$823.6	$43.6	$45.2

The major assumptions used in valuing pension and post-retirement plan obligations and net costs were as follows:

	Pension Benefits
	U.S. Plans			Non-U.S. Plans			Other Benefits
	2025	2024	2023	2025	2024	2023	2025	2024	2023
Weighted-average assumptions used to determine benefit obligations at year end:
Discount rate	5.27%	5.55%	5.04%	5.11%	5.04%	4.43%	5.38%	5.74%	5.45%
Rate of compensation increase	—	—	—	3.33%	3.45%	3.52%	—	—	—
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate - service cost	5.84%	5.27%	5.58%	5.45%	5.18%	5.23%	7.77%	6.33%	6.64%
Discount rate - interest cost	5.24%	4.96%	5.23%	4.85%	4.36%	4.67%	5.52%	5.44%	5.37%
Rate of compensation increase	—	—	—	3.45%	3.52%	3.64%	—	—	—
Expected return on plan assets	6.72%	6.47%	6.70%	6.37%	5.45%	5.29%	—	—	—
The expected rate of return on plan assets is determined considering the returns projected for the various asset classes and the relative weighting for each asset class. The Company will use a 6.55% weighted-average expected rate of return assumption to determine the 2026 net periodic benefit cost.
PENSION PLAN ASSETS — Plan assets are invested in equity securities, government and corporate bonds and other fixed income securities, money market instruments and insurance contracts. The Company’s worldwide asset allocations at January 3, 2026 and December 28, 2024 by asset category and the level of the valuation inputs within the fair value hierarchy established by ASC 820, Fair Value Measurement, were as follows:

Asset Category (Millions of Dollars)	2025	Level 1	Level 2
Cash and cash equivalents	$23.3	$17.7	$5.6
Equity securities
U.S. equity securities	80.0	—	80.0
Foreign equity securities	38.7	—	38.7
Fixed income securities
Government securities	841.2	264.5	576.7
Corporate securities	670.6	—	670.6
Insurance contracts	42.9	—	42.9
Other	28.7	—	28.7
Total	$1,725.4	$282.2	$1,443.2

Asset Category (Millions of Dollars)	2024	Level 1	Level 2
Cash and cash equivalents	$29.7	$20.3	$9.4
Equity securities
U.S. equity securities	166.1	48.7	117.4
Foreign equity securities	92.8	24.5	68.3
Fixed income securities
Government securities	647.7	253.5	394.2
Corporate securities	678.9	—	678.9
Insurance contracts	37.7	—	37.7
Other	30.2	—	30.2
Total	$1,683.1	$347.0	$1,336.1
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
The Company's investment strategy for pension assets focuses on a liability-matching approach with gradual de-risking taking place over a period of many years. The Company utilizes the current funded status to transition the portfolio toward investments that better match the duration and cash flow attributes of the underlying liabilities. The primary goals is to mitigate exposure to interest rate movement and preserve the overall funded status of the underlying plans. Plan assets are broadly diversified and are invested to ensure adequate liquidity for immediate- and medium-term benefit payments. The Company’s target asset allocations include approximately 10%-20% in equity securities, approximately 70%-80% in fixed income securities and approximately 10% in other securities. The funded status percentage (total plan assets divided by total projected benefit obligation) of all global pension plans was 90% in both 2025 and 2024, and 87% in 2023.

CONTRIBUTIONS — The Company’s funding policy for its defined benefit plans is to contribute amounts determined annually on an actuarial basis to provide for current and future benefits in accordance with federal law and other regulations. The Company expects to contribute approximately $29 million to its pension and other post-retirement benefit plans in 2026.

EXPECTED FUTURE BENEFIT PAYMENTS — Benefit payments, inclusive of amounts attributable to estimated future employee service, are expected to be paid over the next 10 years as follows:

(Millions of Dollars)	Total	Year 1	Year 2	Year 3	Year 4	Year 5	Years 6-10
Future payments	$1,471.2	$152.0	$152.4	$151.4	$148.1	$149.7	$717.6
These benefit payments will be funded through a combination of existing plan assets, the returns on those assets, and amounts to be contributed in the future by the Company.

HEALTH CARE COST TRENDS — The weighted-average annual assumed rate of increase in the per-capita cost of covered benefits (i.e., health care cost trend rate) is assumed to be 7.1% for 2026, reducing gradually to 4.9% by 2037 and remaining at that level thereafter.

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

Recurring Fair Value Measurements
The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis for each of the hierarchy levels:

(Millions of Dollars)	Total Carrying Value	Level 1	Level 2	Level 3
January 3, 2026
Money market fund	$16.9	$16.9	$—	$—
Deferred compensation plan investments	$15.0	$15.0	$—	$—
Derivative assets	$9.3	$—	$9.3	$—
Derivative liabilities	$28.5	$—	$28.5	$—
Non-derivative hedging instrument	$555.6	$—	$555.6	$—
Contingent consideration liability	$109.5	$—	$—	$109.5
December 28, 2024
Money market fund	$14.2	$14.2	$—	$—
Deferred compensation plan investments	$17.0	$17.0	$—	$—
Derivative assets	$32.6	$—	$32.6	$—
Derivative liabilities	$11.8	$—	$11.8	$—
Contingent consideration liability	$167.4	$—	$—	$167.4
The following table provides information about the Company's financial assets and liabilities not carried at fair value:

	January 3, 2026		December 28, 2024
(Millions of Dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
Other investments	$2.0	$1.9	$4.0	$3.9
Long-term debt, including current portion	$5,258.1	$4,844.4	$6,103.0	$5,548.8
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
The long-term debt instruments are considered Level 2 instruments and are measured using a discounted cash flow analysis based on the Company’s marginal borrowing rates. The differences between the carrying values and fair values of long-term debt are attributable to the stated interest rates differing from the Company's marginal borrowing rates. The fair values of the Company's variable rate short-term borrowings approximated their carrying values at January 3, 2026 and December 28, 2024.
As part of the Craftsman® brand acquisition in March 2017, the Company recorded a contingent consideration liability representing the Company's obligation to make future payments to Transform Holdco, LLC, which operates Sears and Kmart retail locations, of between 2.5% and 3.5% on sales of Craftsman products in new Stanley Black & Decker, Inc. channels through March 2032. During the year ended January 3, 2026, the Company paid $34.6 million for royalties owed. The Company will continue making future payments quarterly through the second quarter of 2032. The estimated fair value of the contingent consideration liability is determined using a discounted cash flow analysis taking into consideration future sales projections, forecasted payments to Transform Holdco, LLC, based on contractual royalty rates, and the related tax impacts. The estimated fair value of the contingent consideration liability was $109.5 million and $167.4 million as of January 3, 2026 and December 28, 2024, respectively. Adjustments to the contingent consideration liability, with the exception of cash payments, are recorded in SG&A in the Consolidated Statements of Operations. A 100-basis point reduction in the discount rate would result in an increase to the liability of approximately $2.4 million as of January 3, 2026.
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

Non-Recurring Fair Value Measurements
During the third quarter of 2025, as part of its annual long-term strategic planning and ongoing portfolio assessment, the Company made the strategic decision to exit most of its minority investments that are mainly associated with legacy corporate ventures, which resulted in a pre-tax, non-cash impairment charge of $43.9 million. Additionally, as a result of strategic decisions, the Company recorded a non-cash impairment charge in the third quarter of 2025 related to the Lenox, Troy-Bilt and Irwin trade names. These impairment charges were considered Level 3 fair value measurements. Refer to Note E, Goodwill and Intangible Assets, for further discussion on trade names.
During the third quarter of 2024, the Company recorded an impairment charge related to the Lenox trade name, which was considered a Level 3 fair value measurement. Refer to Note E, Goodwill and Intangible Assets.
The Company recorded impairment charges in the first quarter of 2024 and the fourth quarter of 2023 to adjust the carrying amount of the long-lived assets of its Infrastructure business sold on April 1, 2024, which were considered Level 3 fair value measurements. Refer to Note S, Divestitures for further discussion.
The Company had no other non-recurring fair value measurements that were significant individually or in the aggregate, nor any other financial assets or liabilities measured using Level 3 inputs, during 2025 or 2024.

M. OTHER COSTS AND EXPENSES
Other, net amounted to $240.7 million, $448.8 million, and $320.1 million for fiscal years 2025, 2024, and 2023, respectively, which included intangible asset amortization expense of $146.8 million, $163.2 million, and $192.7 million, respectively. Other, net in 2024 also included a $142.3 million environmental remediation reserve adjustment related to the Centredale site, as further discussed in Note R, Contingencies.
Other, net is also comprised of several other items, none of which were individually significant in 2025, 2024, and 2023, primarily related to currency-related gains or losses, other environmental remediation expenses, deal costs and related consulting costs, certain pension gains or losses, gains or losses on sales of assets, and income related to providing transition services to previously divested businesses.
Research and development costs, which are classified in SG&A, were $321.4 million, $328.8 million, and $362.0 million, or 2.1%, 2.1%, and 2.3% of net sales, for fiscal years 2025, 2024 and 2023, respectively.

N. RESTRUCTURING CHARGES
A summary of the restructuring reserve activity from December 28, 2024 to January 3, 2026 is as follows:

(Millions of Dollars)	December 28, 2024	Net Additions	Usage	Currency	January 3, 2026
Severance and related costs	$25.3	$85.7	$(64.2)	$(1.1)	$45.7
Facility closures and other	20.1	3.4	(21.4)	—	2.1
Total	$45.4	$89.1	$(85.6)	$(1.1)	$47.8

During 2025, the Company recognized net restructuring charges of $89.1 million, primarily driven by severance costs and certain related pension charges associated with reorganizations of the Company’s corporate and support functions and supply chain resources, as well as facility exit costs related to footprint actions associated with the supply chain transformation.
The majority of the $47.8 million of reserves remaining as of January 3, 2026 is expected to be utilized within the next 12 months.

Segments: The $89.1 million of net restructuring charges for the year ended January 3, 2026 includes: $71.0 million pertaining to the Tools & Outdoor segment; $5.3 million pertaining to the Engineered Fastening segment; and $12.8 million pertaining to Corporate.

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
The Tools & Outdoor segment is comprised of the Power Tools Group ("PTG"), Hand Tools, Accessories & Storage ("HTAS") and Outdoor Power Equipment ("Outdoor") product lines. The PTG product line includes both professional and consumer products. Professional products, primarily under the DEWALT® brand, include professional grade corded and cordless electric power tools and equipment including drills, impact wrenches and drivers, grinders, saws, routers, sanders, and concrete prep and placement tools as well as pneumatic tools and fasteners including nail guns, nails, staplers and staples, and concrete and masonry anchors. DIY and tradesperson focused products include corded and cordless electric power tools sold primarily under the CRAFTSMAN® and STANLEY® brands, and consumer home products such as household power tools, hand-held vacuums, and small appliances primarily under the BLACK+DECKER® brand. The HTAS product line sells hand tools, power tool accessories and storage products primarily under the DEWALT®, CRAFTSMAN®, and STANLEY® brands. Hand tools include measuring, leveling and layout tools, planes, hammers, demolition tools, clamps, vises, knives, saws, chisels, material handling, and industrial and automotive tools. Power tool accessories include drill bits, screwdriver bits, router bits, abrasives, saw blades and threading products. Storage products include tool boxes, sawhorses, cabinets and engineered storage solution products. The Outdoor product line primarily sells corded and cordless electric lawn and garden products, including hedge trimmers, string trimmers, lawn mowers, pressure washers and related accessories, and gas powered lawn and garden products, including lawn tractors, zero turn ride on mowers, walk behind mowers, snow blowers, residential robotic mowers, hand-held outdoor power equipment, garden tools, and parts and accessories to professionals and consumers primarily under the DEWALT®, CRAFTSMAN®, CUB CADET®, BLACK+DECKER®, and HUSTLER® brand names.
The Engineered Fastening segment is comprised of the Engineered Fastening business and included the Infrastructure business prior to its sale in April 2024. The Engineered Fastening business primarily sells highly engineered components such as fasteners, fittings and various engineered products, which are designed for specific applications across multiple verticals. The product categories include externally threaded fasteners, blind rivets and tools, blind inserts and tools, drawn arc weld studs and systems, engineered plastic and mechanical fasteners, self-piercing riveting systems, precision nut running systems, micro fasteners, high-strength structural fasteners, axel swage, latches, heat shields, pins, and couplings.
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

BUSINESS SEGMENTS

(Millions of Dollars)	2025
	Tools & Outdoor	Engineered Fastening	Total
Net Sales	$13,158.2	$1,972.2	$15,130.4

Cost of sales	9,122.5	1,417.5
Selling, general and administrative	2,706.9	357.7
Segment Profit	$1,328.8	$197.0	$1,525.8

Corporate Overhead			(270.4)
Other, net			(240.7)
Loss on sale of business			(0.3)
Restructuring charges			(89.1)
Asset impairment charges			(189.5)
Interest income			198.4
Interest expense			(516.3)
Earnings from continuing operations before income taxes			$417.9

(Millions of Dollars)	2024
	Tools & Outdoor	Engineered Fastening	Total
Net Sales	$13,304.2	$2,061.5	$15,365.7

Cost of sales	9,404.0	1,452.0
Selling, general and administrative	2,702.8	354.6
Segment Profit	$1,197.4	$254.9	$1,452.3

Corporate Overhead			(270.6)
Other, net			(448.8)
Restructuring charges			(99.9)
Asset impairment charges			(72.4)
Interest income			179.1
Interest expense			(498.6)
Earnings from continuing operations before income taxes			$241.1

(Millions of Dollars)	2023
	Tools & Outdoor	Engineered Fastening	Total
Net Sales	$13,367.1	$2,414.0	$15,781.1

Cost of sales	10,090.2	1,758.2
Selling, general and administrative	2,589.3	389.3
Segment Profit	$687.6	$266.5	$954.1

Corporate Overhead			(312.2)
Other, net			(320.1)
Loss on sales of businesses			(10.8)
Restructuring charges			(39.4)
Asset impairment charges			(274.8)
Interest income			186.9
Interest expense			(559.4)
Loss from continuing operations before income taxes			$(375.7)

(Millions of Dollars)	2025	2024	2023
Capital and Software Expenditures
Tools & Outdoor	$236.5	$301.5	$264.7
Engineered Fastening	46.8	52.4	74.0
Consolidated	$283.3	$353.9	$338.7
Depreciation and Amortization
Tools & Outdoor	$396.7	$456.8	$453.5
Engineered Fastening	115.7	132.7	171.6
Consolidated	$512.4	$589.5	$625.1

Segment Assets	January 3, 2026	December 28, 2024
Tools & Outdoor	$17,705.5	$18,135.8
Engineered Fastening	2,402.0	3,962.9
	20,107.5	22,098.7
Assets held for sale	1,536.3	—
Corporate assets	(400.1)	(249.8)
Consolidated	$21,243.7	$21,848.9

Corporate assets primarily consist of cash, deferred taxes, property, plant and equipment and right-of-use lease assets. Based on the nature of the Company's cash pooling arrangements, at times corporate-related cash accounts will be in a net liability position.

The Home Depot accounted for approximately 15%, 14%, and 13% of the Company's consolidated net sales in 2025, 2024, and 2023, respectively, while Lowe's accounted for approximately 12%, 14%, and 14% of the Company's consolidated net sales in 2025, 2024, and 2023, respectively.

As described in Note A, Significant Accounting Policies, the Company recognizes revenue at a point in time from the sale of tangible products or over time depending on when the performance obligation is satisfied. For the years ended January 3, 2026, December 28, 2024, and December 30, 2023, the majority of the Company’s revenue was recognized at the time of sale. The percent of total segment revenue recognized over time for the Engineered Fastening segment for the years ended January 3, 2026, December 28, 2024, and December 30, 2023 was 1.9%, 3.2%, and 2.2%, respectively.
The Engineered Fastening segment included the Infrastructure business prior to its sale on April 1, 2024. The Infrastructure business had $92.6 million of sales for the three months ended March 30, 2024 and $448.6 million of sales for the year ended December 30, 2023.

GEOGRAPHIC AREAS

The following table is a summary of net sales and PP&E by geographic area for the years ended January 3, 2026, December 28, 2024 and December 30, 2023:

(Millions of Dollars)	2025	2024	2023
Net Sales
United States	$9,316.8	$9,505.4	$9,861.3
Canada	680.3	739.5	761.5
Other Americas	839.6	879.7	870.9
Europe	3,079.8	3,018.3	3,024.7
Asia	1,213.9	1,222.8	1,262.7
Consolidated	$15,130.4	$15,365.7	$15,781.1

(Millions of Dollars)	January 3, 2026	December 28, 2024
Property, Plant & Equipment, net
United States	$1,053.3	$1,256.8
Canada	5.1	5.6
Other Americas	195.3	208.4
Europe	290.0	273.4
Asia	288.1	290.1
Consolidated	$1,831.8	$2,034.3

P. INCOME TAXES
The components of earnings (loss) from continuing operations before income taxes consisted of the following:

(Millions of Dollars)	2025	2024	2023
United States	$(597.2)	$(925.4)	$(1,385.0)
Foreign	1,015.1	1,166.5	1,009.3
Earnings (loss) from continuing operations before income taxes	$417.9	$241.1	$(375.7)
Income taxes on continuing operations consisted of the following:

(Millions of Dollars)	2025	2024	2023
Current:
Federal	$(154.5)	$4.3	$5.8
Foreign	233.4	174.9	307.4
State	1.5	2.8	17.1
Total current	$80.4	$182.0	$330.3
Deferred:
Federal	$(126.0)	$(181.5)	$(158.2)
Foreign	78.6	(17.5)	(218.3)
State	(17.0)	(28.2)	(47.8)
Total deferred	$(64.4)	$(227.2)	$(424.3)
Income taxes on continuing operations	$16.0	$(45.2)	$(94.0)

The amount of income taxes paid (net of refunds) consisted of the following:

(Millions of Dollars)	2025
Federal	$113.3
State	10.4
Foreign	206.4
Total net income taxes paid	$330.1
Income taxes paid (net of refunds) for the following jurisdictions exceeded five percent of total income taxes paid (net of refunds):

(Millions of Dollars)	2025
Foreign:
China	$27.9
Mexico	27.4
Canada	17.3
Net income taxes paid for continuing operations during 2024 and 2023 were $352.3 million and $415.2 million, respectively. The 2024 and 2023 amounts include refunds of $53.1 million and $25.3 million, respectively.

The reconciliation of the U.S. federal statutory income tax provision to Income taxes on continuing operations in the Consolidated Statements of Operations is as follows:

	2025
(Millions of Dollars)	Amount	Percent
U.S. federal statutory tax rate	$87.8	21.0%
State and local income taxes, net of federal income tax effect (a)	(11.1)	(2.7)%
Foreign tax effects	50.2	12.0%
China
Withholding taxes	26.8	6.4%
Other	3.5	0.8%
Cyprus
Tax base differential	(23.1)	(5.5)%
Other	(4.1)	(1.0)%
Germany
Enacted changes in tax laws or rates	13.2	3.2%
Other	3.5	0.8%
Mexico
Changes in valuation allowances	15.3	3.7%
Other	6.4	1.5%
Other foreign jurisdictions	8.7	2.1%
Effect of cross-border tax laws	55.1	13.2%
Deemed royalty income	18.1	4.3%
Global intangible low-taxed income	17.1	4.1%
Subpart F income	16.1	3.9%
Other	3.8	0.9%
Tax credits	(10.9)	(2.6)%
Nontaxable or nondeductible items	38.7	9.3%
Share-based payment awards	11.8	2.8%
Other	26.9	6.4%
Changes in unrecognized tax benefits	(101.1)	(24.2)%
Other adjustments	(92.7)	(22.2)%
Capital loss	(107.9)	(25.8)%
Other	15.2	3.6%
Effective tax rate	$16.0	3.8%

(a) State taxes in Illinois, Texas, Georgia, Indiana, Minnesota, and California made up the majority (greater than 50 percent) of the tax effect in this category.

(Millions of Dollars)	2024	2023
Tax at statutory rate	$50.6	$(78.9)
State income taxes, net of federal benefits	(21.2)	(23.6)
Foreign tax rate differential	(0.9)	(48.0)
Uncertain tax benefits	(8.6)	30.5
Change in valuation allowance	(28.1)	33.5
Change in deferred tax liabilities on undistributed foreign earnings	1.2	—
Stock-based compensation	8.0	8.2
Change in tax rates	0.7	0.2
Tax credits	(20.2)	(17.8)
U.S. federal tax expense on foreign earnings	15.9	63.6
Intra-entity asset transfer of intellectual property	—	(131.3)
Withholding taxes	13.6	38.9
Impairment on assets held for sale	4.0	30.4
Capital loss	(64.4)	—
Global minimum taxes	3.9	—
Other	0.3	0.3
Income taxes on continuing operations	$(45.2)	$(94.0)
Significant components of the Company’s deferred tax assets and liabilities, excluding 2025 amounts classified as held for sale, at the end of each fiscal year were as follows:

(Millions of Dollars)	2025	2024
Deferred tax assets:
Employee benefit plans	$120.5	$137.9
Basis differences in liabilities	141.0	139.5
Operating loss, capital loss and tax credit carryforwards	989.7	983.7
Lease liability	114.2	123.3
Intangible assets	711.2	636.2
Capitalized research and development costs	155.6	205.3
Interest expense carryforward	291.1	207.2
Inventory	100.8	22.5
Other	157.8	151.3
Total deferred tax assets	$2,781.9	$2,606.9
Less: Valuation allowance	$(1,086.0)	$(967.8)
Deferred tax asset, net of valuation allowance	$1,695.9	$1,639.1
Deferred tax liabilities:
Depreciation	$61.2	$73.9
Intangible assets	737.2	799.6
Liability on undistributed foreign earnings	36.0	11.8
Lease right-of-use asset	110.5	118.1
Other	42.9	37.4
Total deferred tax liabilities	$987.8	$1,040.8
Net deferred tax asset	$708.1	$598.3
A valuation allowance is recorded on certain deferred tax assets if it has been determined it is more likely than not that all or a portion of these assets will not be realized. The Company recorded a valuation allowance of $1,086.0 million and $967.8 million on deferred tax assets existing as of January 3, 2026 and December 28, 2024, respectively. The valuation allowances in 2025 and 2024 are primarily attributable to foreign and state net operating loss carryforwards, certain intangible assets, foreign interest expense carryforwards, foreign tax credits, and state tax credits.

As of January 3, 2026, the Company has provided for deferred taxes of $36.0 million on approximately $1.3 billion of unremitted foreign earnings and profits, which are not indefinitely reinvested. The Company otherwise continues to consider the remaining undistributed earnings of its foreign subsidiaries to be permanently reinvested based on its current plans for use outside of the U.S. and accordingly no taxes have been provided on such earnings. The cash held by the Company’s non-U.S. subsidiaries for indefinite reinvestment is generally used to finance foreign operations and investments. The income taxes applicable to such earnings and other outside basis differences are not readily determinable or practicable to calculate.
As of January 3, 2026, the Company has approximately $1.6 billion and $3.8 billion of net operating loss carryforwards available to reduce future tax obligations in certain U.S. state and foreign jurisdictions, respectively. The Company’s foreign net operating loss carryforwards primarily relate to its subsidiaries’ operations in Luxembourg ($2.3 billion), United Kingdom ($905.1 million), France ($203.5 million), Germany ($126.0 million), Brazil ($78.2 million), and other foreign jurisdictions ($184.4 million). The net operating loss carryforwards have various expiration dates beginning in 2026 with certain jurisdictions having indefinite carryforward periods. The foreign capital loss carryforwards of $20.9 million as of January 3, 2026 have indefinite carryforward periods.
U.S. foreign tax credit carryforward balance as of January 3, 2026 totaled $24.1 million with various expiration dates beginning in 2027. State tax credit carryforward balance as of January 3, 2026 totaled $21.8 million. The carryforward balance is made up of various credit types spanning multiple state taxing jurisdictions and various expiration dates beginning in 2026.
The Company conducts business globally and, as a result, files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course, the Company is subject to examinations by taxing authorities throughout the world. The Internal Revenue Service is currently examining the Company's consolidated U.S. income tax returns for the 2020 through 2022 tax years. With few exceptions, as of January 3, 2026, the Company is no longer subject to U.S. federal, state, local, or foreign examinations by tax authorities for years before 2012.
The Company’s liabilities for unrecognized tax benefits relate to U.S. and various foreign jurisdictions. The following table summarizes the activity related to the unrecognized tax benefits:

(Millions of Dollars)	2025	2024	2023
Balance at beginning of year	$452.4	$481.3	$502.7
Additions based on tax positions related to current year	25.0	41.4	20.9
Additions based on tax positions related to prior years	36.1	10.2	20.4
Reductions based on tax positions related to prior years	(142.8)	(41.6)	(8.2)
Settlements	(4.4)	(10.2)	(16.2)
Statute of limitations expirations	(1.0)	(28.7)	(16.8)
Reclassification to long-term liabilities held for sale	—	—	(21.5)
Balance at end of year	$365.3	$452.4	$481.3

The gross unrecognized tax benefits at January 3, 2026 and December 28, 2024 include $360.5 million and $447.1 million, respectively, of tax benefits that, if recognized, would impact the effective tax rate. The liability for potential penalties and interest related to unrecognized tax benefits, excluding 2023 amounts reclassified to liabilities held for sale, decreased by $24.6 million in 2025, increased by $1.0 million in 2024, and increased by $15.5 million in 2023. The liability for potential penalties and interest totaled $40.7 million as of January 3, 2026, $65.3 million as of December 28, 2024, and $64.3 million as of December 30, 2023. The Company classifies all tax-related interest and penalties as income tax expense.

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

(Millions of Dollars)	January 3, 2026	December 28, 2024
Right-of-use assets	$464.3	$473.4
Lease liabilities	$476.7	$491.8
Weighted-average incremental borrowing rate	4.7%	4.7%
Weighted-average remaining term	6 years	6 years
Right-of-use assets are included within Other assets in the Consolidated Balance Sheets, while lease liabilities are included within Accrued expenses and Other liabilities, as appropriate. The Company determines its incremental borrowing rate based on interest rates from its debt issuances, taking into consideration adjustments for collateral, lease terms and foreign currency. As of January 3, 2026, $7.2 million of right-of-use assets and $7.0 million of lease liabilities were reclassified to held for sale due to the pending divestiture of the CAM business.
As a result of acquiring right-of-use assets from new leases entered into during the years ended January 3, 2026 and December 28, 2024, the Company's lease liabilities increased approximately $63.6 million and $72.2 million, respectively. The Company has variable rate leases for certain manufacturing facilities, distribution centers and office buildings in which the periodic rental payments vary based on benchmark interest rates.

The following is a summary of the Company's total lease cost for the years ended January 3, 2026, December 28, 2024, and December 30, 2023:

(Millions of Dollars)	2025	2024	2023
Operating lease cost	$151.8	$139.6	$144.0
Short-term lease cost	31.6	33.0	31.2
Variable lease cost	4.3	8.3	11.2
Sublease income	(1.7)	(2.5)	(3.2)
Total lease cost	$186.0	$178.4	$183.2

During 2025, 2024, and 2023, the Company paid $133.0 million, $136.9 million, and $128.3 million respectively, relating to leases included in the measurement of its lease liability and right-of-use asset.

The following is a summary of the Company's future lease obligations on an undiscounted basis at January 3, 2026:

(Millions of Dollars)	Total	2026	2027	2028	2029	2030	Thereafter
Lease obligations	$551.5	$138.8	$111.6	$86.1	$68.7	$50.1	$96.2

The amounts above include undiscounted future lease obligations related to the pending divestiture of the CAM business totaling $9.4 million, $2.6 million in 2026, $1.3 million in 2027, $1.2 million in 2028, $1.2 million in 2029, $1.3 million in 2030, and $1.8 million thereafter.

The following is a summary of the Company’s future marketing commitments at January 3, 2026:

(Millions of Dollars)	Total	2026	2027	2028	2029	2030	Thereafter
Marketing commitments	$80.5	$41.1	$19.2	$10.7	$4.9	$4.6	$—

As of January 3, 2026, the Company had unrecognized commitments that require the future purchase of goods or services (unconditional purchase obligations) to provide it with access to products and services at competitive prices. These obligations consist of supplier agreements with long-term minimum material purchase requirements and freight forwarding arrangements with minimum quantity commitments. The following is a summary of the Company's unconditional purchase obligations related to these agreements at January 3, 2026:

(Millions of Dollars)	Total	2026	2027	2028	2029	2030	Thereafter
Supplier agreements	$131.4	$59.9	$71.5	$—	$—	$—	$—

The Company has arrangements with third-party financial institutions that offer voluntary supply chain finance ("SCF") programs. These arrangements enable certain of the Company’s suppliers, at the supplier’s sole discretion, to sell receivables due from the Company to the financial institutions on terms directly negotiated with the financial institutions. The Company negotiates commercial terms with its suppliers, including prices, quantities, and payment terms, regardless of suppliers’ decisions to finance the receivables due from the Company under these SCF programs. The Company has no economic interest in a supplier’s decision to participate in these SCF programs, and no direct financial relationship with the financial institutions, as it relates to these SCF programs. The amounts due to the financial institutions for suppliers that voluntarily participate in these SCF programs were presented within Accounts payable on the Company’s Consolidated Balance Sheets and totaled $349.3 million and $483.6 million as of January 3, 2026 and December 28, 2024, respectively.

The following is a rollforward of the Company's outstanding obligations under its SCF programs for the years ended January 3, 2026 and December 28, 2024:

(Millions of Dollars)	2025	2024
Balance, beginning of year	$483.6	$528.1
Additions	1,715.8	2,111.5
Reductions for payments	(1,855.5)	(2,153.3)
Foreign currency translation and other	5.4	(2.7)
Balance, end of year	$349.3	$483.6

GUARANTEES — The Company's financial guarantees at January 3, 2026 are as follows:

(Millions of Dollars)	Term	Maximum Potential Payment	Carrying Amount of Liability
Guarantees on the residual values of leased properties	Four years to nine years	$45.5	$—
Standby letters of credit	Up to twenty years	177.2	—
Commercial customer financing arrangements	Up to ten years	106.7	17.8
Total		$329.4	$17.8

The Company has guaranteed a portion of the residual values associated with certain of its variable rate leases. The lease guarantees are for an amount up to $45.5 million. Fair values of the underlying assets are estimated at $57.1 million. The related assets would be available to satisfy the guarantee obligations.

The Company has issued $177.2 million in standby letters of credit that guarantee future payments which may be required under certain insurance programs and in relation to certain environmental remediation activities described more fully in Note R, Contingencies.

The Company provides various limited and full recourse guarantees to financial institutions that provide financing to U.S. and Canadian Mac Tools distributors and franchisees for their initial purchase of the inventory and trucks necessary to function as a distributor and franchisee. In addition, the Company provides limited and full recourse guarantees to financial institutions that extend credit to certain end retail customers of its U.S. Mac Tools distributors and franchisees. The gross amount guaranteed in these arrangements is $106.7 million and the $17.8 million carrying value of the guarantees issued is recorded in Other liabilities in the Consolidated Balance Sheets.

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

The changes in the carrying amount of product warranties for the years ended January 3, 2026, December 28, 2024, and December 30, 2023 are as follows:

(Millions of Dollars)	2025	2024	2023
Balance beginning of period	$140.1	$136.7	$126.6
Warranties and guarantees issued	177.6	180.3	171.3
Warranty payments and currency	(159.9)	(176.9)	(161.2)
Balance end of period	$157.8	$140.1	$136.7

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
Government Litigation
As previously disclosed, on January 19, 2024, the Company was notified by the Compliance and Field Operations Division (the “Division”) of the Consumer Product Safety Commission (“CPSC”) that the Division intended to recommend the imposition of a civil penalty of approximately $32 million for alleged untimely reporting in relation to certain utility bars and miter saws that were subject to voluntary recalls in September 2019 and March 2022, respectively. The Company believes there are defenses to the Division’s claims, and has presented its defenses in a meeting with the Division on February 29, 2024 and in a written submission dated March 29, 2024. On April 1, 2024, the Division informed the Company's counsel that the Division intended to recommend that the CPSC refer the matter to the U.S. Department of Justice (the “DOJ”). On May 1, 2024, the Company was informed that the CPSC voted to refer the matter to the DOJ. In December 2024, the CPSC requested that the Company reproduce documents previously provided to the CPSC following changes to the agency’s electronic file sharing system, and the Company reproduced the requested documents to the CPSC. Counsel for the Company and DOJ met to discuss the parties' positions. On December 22, 2025, DOJ filed suit in the U.S. District Court for the District of Maryland related to the matter, naming Black & Decker (U.S.) Inc. as a defendant. The Company believes that it took timely and appropriate action and intends to vigorously defend itself against the claims brought by DOJ. The Company does not expect that any sum it may have to pay in connection with this matter, including any reserved amount, will have a materially adverse effect on its financial position, results of operations or liquidity.
The Company is committed to upholding the highest standards of corporate governance and is continuously focused on ensuring the effectiveness of its policies, procedures, and controls.
Class Action Litigation
As previously disclosed, on March 24, 2023, a putative class action lawsuit titled Naresh Vissa Rammohan v. Stanley Black & Decker, Inc., et al., Case No. 3:23-cv-00369-KAD (the “Rammohan Class Action”), was filed in the United States District Court for the District of Connecticut against the Company and certain of the Company’s current and former officers and directors (together, "Defendants"). The complaint was filed on behalf of a purported class consisting of all purchasers of Stanley Black & Decker common stock between October 28, 2021 and July 28, 2022, inclusive. The complaint asserted violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 based on allegedly false and misleading statements related to consumer demand for the Company’s products amid changing COVID-19 trends and macroeconomic conditions. The complaint sought unspecified damages and an award of costs and expenses. On October 13, 2023, Lead Plaintiff General Retirement System of the City of Detroit filed an Amended Complaint that asserted the same claims and seeks the same forms of relief as the original complaint. On December 14, 2023, Defendants filed a motion to dismiss the Amended Complaint in its entirety. Briefing on that motion concluded on April 5, 2024. Following the recent decision of the United States Court of Appeals for the Second Circuit in City of Hialeah Employees’ Retirement System v. Peloton Interactive, Inc., No. 24-2803 (2d Cir. 2025), Lead Plaintiff informed Defendants that it wished to further amend its complaint. Pursuant to a stipulation between the parties, so ordered by the District Court on September 30, 2025, Lead Plaintiff provided Defendants with a proposed second amended complaint on October 30, 2025, and Defendants consented to its filing. Lead Plaintiff subsequently filed its Second Amended Complaint on November 14, 2025, asserting the same claims on behalf of the same putative class and seeking the same forms of relief as the prior complaints. Defendants filed a renewed motion to dismiss on December 18, 2025. Lead Plaintiff filed its opposition to Defendants’ renewed motion to dismiss on January 29, 2026, and Defendants filed a reply in support of their renewed motion to dismiss on February 19, 2026. The Company intends to vigorously defend this action in all respects. Given the early stage of this litigation, at this time, the Company is not in a position to assess the likelihood of any potential loss or adverse effect on its financial condition or to estimate the amount or range of potential losses, if any, from this action.

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
The Company’s policy is to accrue environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. If no amount in the range of probable loss is considered most likely, the minimum loss in the range is accrued. The amount of liability recorded is based on an evaluation of currently available facts with respect to each individual site and includes such factors as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. The liabilities recorded do not take into account any claims for recoveries from insurance or third parties. As assessments and remediation progress at individual sites, the amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. As of January 3, 2026 and December 28, 2024, the Company had reserves of $259.2 million and $275.4 million, respectively, for remediation activities associated with Company-owned properties, as well as for Superfund sites, for losses that are probable and estimable. Of the January 3, 2026 amount, $69.5 million is classified as current within Accrued expenses and $189.7 million as long-term within Other liabilities, which is expected to be paid over the estimated remediation period. As of January 3, 2026, the Company's net cash obligations, including the WCLC assets discussed below, is $243.6 million. As of January 3, 2026, the range of environmental remediation costs that is reasonably possible is $179.1 million to $395.7 million which is subject to change in the near term. The Company may be liable for environmental remediation of sites it no longer owns. Liabilities have been recorded on those sites in accordance with the Company's policy.
The environmental liability for certain sites with cash payments beyond the current year that are fixed or reliably determinable have been discounted using a rate of 3.6% to 4.7%, depending on the expected timing of disbursements. The discounted and undiscounted amount of the liability relative to these sites is $74.2 million and $107.7 million, respectively. The payments relative to these sites are expected to be $17.2 million in 2026, $7.3 million in 2027, $7.3 million in 2028, $7.3 million in 2029, $4.1 million in 2030, and $64.5 million thereafter.
West Coast Loading Corporation
As of January 3, 2026, the Company has recorded $15.6 million in Other assets related to funding received by the Environmental Protection Agency (“EPA”) and placed in a trust in accordance with the final settlement with the EPA, embodied in a Consent Decree approved by the United States District Court for the Central District of California on July 3, 2013. Per the Consent Decree, Emhart Industries, Inc. (a dissolved and liquidated former indirectly wholly-owned subsidiary of The Black & Decker Corporation) (“Emhart”) has agreed to be responsible for an interim remedy at a site located in Rialto, California and formerly operated by WCLC, a defunct company for which Emhart was alleged to be liable as a successor. The remedy will be funded by (i) the amounts received from the EPA as gathered from multiple parties, and, to the extent necessary, (ii) Emhart's affiliate. The interim remedy required the construction of a water treatment facility and the treatment of ground water at or around the site for a period of approximately 30 years or more. The construction of the water treatment facility was completed in September 2023, and the treatment of ground water is ongoing. As of January 3, 2026, the Company's net cash obligation associated with these remediation activities, including WCLC assets, is $7.2 million.
Centredale Site
On April 8, 2019, the United States District Court approved a Consent Decree documenting the terms of a settlement between the Company and the United States for reimbursement of EPA's past costs and remediation of environmental contamination found at the Centredale Manor Restoration Project Superfund Site ("Centredale site"), located in North Providence, Rhode Island. Black & Decker and Emhart are liable for site clean-up costs under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") as successors to the liability of Metro-Atlantic, Inc., a former operator at the Centredale site. The Company is complying with the terms of the settlement and has fully reimbursed the EPA for its past costs. Remediation work at the Centredale site remains ongoing. Technical and regulatory issues have arisen in connection with the disposal methods selected and described in the statement of work for contaminated Centredale site soils and sediment. Emhart’s contractor is working with the EPA and the Rhode Island Department of Environmental Management (“RIDEM”) to develop alternatives. Based on these evolving technical and regulatory discussions, in the second quarter of 2024, the EPA and RIDEM began implementing regulatory changes that suggest that offsite landfill disposal now represents the most probable remedial alternative for the disposal of contaminated Centredale site soils and sediments. Significant open technical and regulatory issues relating to the implementation of this disposal alternative remain, including final EPA and RIDEM approvals, and further developments may result in additional or different remedial actions. Emhart’s contractor’s assessment of the offsite landfill disposal alternative involves soil and sediment volume estimates that could also change or increase as additional design investigations are performed at the site, which may further impact the remediation process. Emhart has entered into a cooperative agreement with the Federal and State Natural Resource Trustees to collectively conduct an assessment of what, if any, Natural Resource Damages may be associated with the contamination at the Centredale Site. That process remains in its very preliminary stages. Litigation continues in the District Court concerning Phase 3 of the case, which is addressing the potential allocation of liability to other PRPs who may have contributed to contamination of the Centredale site with dioxins, polychlorinated biphenyls and other contaminants of concern. Emhart proceeded to trial in a six-week bench trial in Phase 3 on the issue of CERCLA liability against 4 PRPs in October 2024. The Court issued a decision on September 8, 2025, finding all four PRPs liable for contamination at the Site. The litigation will now move to a final allocation phase, Phase 3(B), which will determine each PRP's equitable share of responsibility for the Centredale site investigation, cleanup costs, and other damages caused by the contamination. As of January 3, 2026, the Company has reserved $156.5 million for this site.
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
In March 2017, the EPA announced a plan to commence an allocation process to identify PRPs that may be eligible for a cash out settlement for the remediation costs. As a result of the allocation process, the EPA and certain parties (including the Company) reached an agreement for a cash-out settlement for remediation of the entire 17-mile LPR. On December 16, 2022, the United States lodged a Consent Decree with the United States District Court for the District of New Jersey in United States v. Alden Leeds, Inc. et al. (No. 2:22-cv-07326) that addressed the liability of 85 parties (including the Company) for an aggregate amount of $150 million. On December 18, 2024, the Court granted the United States’ motion to enter the Consent Decree. The Court’s order entering the Consent Decree has been appealed by two parties (Occidental Chemical Company

(“OCC”) and Nokia of America) which were not offered to participate in the settlement. While briefing was ongoing, OCC filed documents with the Court indicating that OCC is now known as Environmental Resource Holdings LCC due to internal reorganization. Nearly a month before OCC’s filing, OCC merged into a new Texas limited liability company named Snowcone, LLC, which then changed its name to Occidental Chemical Company, LLC. Occidental Chemical Company, LLC then executed a divisive merger under Texas law pursuant to which it split into two entities (1) Occidental Chemical Corporation, a Texas corporation (“OCC-Texas”), which retained OCC’s assets and (2) Occidental Chemical Company, LLC, which was stripped of its assets and changed its name to Environmental Resource Holdings LLC. In October 2025, OCC’s then-parent, Occidental Petroleum Corporation agreed to sell 100% of the equity in OCC-Texas to Berkshire Hathaway, Inc. (“Berkshire Hathaway”) for $9.7 billion. The sale of OCC-Texas to Berkshire Hathaway closed on January 2, 2026. The Company’s joint defense group called the Small Parties Group (or “SPG”) is seeking information to determine whether Environmental Resource Holdings LLC, the purported amended appellant as a result of OCC’s internal reorganization, is the proper party to the appeal and is evaluating its options to ensure that the corporate successor (which may include OCC-Texas as well as Environmental Resource Holdings LLC) has the financial resources to satisfy OCC’s liabilities at the LPR. On February 6, 2026, certain members of the SPG (including the Company) filed a complaint in the United States District Court for the District of New Jersey against OCC-Texas requesting that the Court enter a declaratory judgment that OCC-Texas is jointly and severally liable for OCC’s CERCLA liabilities. The appeal of the Court’s opinion granting the United States’ motion to enter the Consent Decree has been fully briefed by the parties. The Company has paid its share of the settlement amount, which currently is held in escrow by the EPA pending the outcome of the appeal.
On June 30, 2018, OCC filed a complaint in the United States District Court for the District of New Jersey against over 100 companies, including the Company, seeking CERCLA cost recovery or contribution for past costs relating to various investigations and cleanups OCC has conducted or is conducting in connection with OU-2 and OU-4 and seeking a declaratory judgment to hold the defendants liable for their proper shares of future response costs for OCC's ongoing activities in connection with the Site, which would include OCC’s Remedial Investigation/Feasibility Study ("RI/FS") in Newark Bay (OU-3 of the Site). The litigation was stayed while the Court considered the Consent Decree and during the appeal discussed above.
The U.S. Army Corps of Engineers and other federal agencies have been conducting a natural resources damage assessment of the LPR. The results of this assessment may be used in the future to support a claim by the federal agencies for natural resource damages against the Company and other PRPs.
At this time, the Company cannot reasonably estimate its liability related to the litigation, remediation efforts and natural resource damages as discussed above, as the OCC litigation is pending, the Court’s opinion granting the United States’ motion to enter the Consent Decree has been appealed, and Newark Bay RI/FS and the natural resource damage assessment are ongoing.
Kerr McGee
Per the terms of a Final Order and Judgment approved by the United States District Court for the Middle District of Florida on January 22, 1991, Emhart is responsible for a percentage of remedial costs arising out of the Kerr McGee Chemical Corporation Superfund Site located in Jacksonville, Florida. On March 15, 2017, the Company received formal notification from the EPA that the EPA had issued a ROD selecting the preferred alternative identified in the Proposed Cleanup Plan. The Multistate Trust managing the remediation provides quarterly projections for the remediation costs for work to be performed, and the Company adjusts the reserve for its percentage share of such costs accordingly. As of January 3, 2026, the Company has reserved $18.8 million for this site.
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

S. DIVESTITURES

PENDING DIVESTITURE

Consolidated Aerospace Manufacturing

In December 2025, the Company announced that it had entered into a definitive agreement for the sale of its CAM business for

$1.8 billion in cash as part of the Company's strategic commitment to simplify and streamline its portfolio to focus on its core Tools & Outdoor and Engineered Fastening businesses. The sale is subject to regulatory approvals and other customary closing conditions and is expected to close in the first half of 2026. Based on management's commitment to sell this business, the assets and liabilities related to the CAM business were classified as held for sale on the Company's Consolidated Balance Sheet as of January 3, 2026. This pending divestiture does not qualify for discontinued operations and therefore, its results are included in the Company's continuing operations within the Engineered Fastening segment for all periods presented.
Following is the pre-tax income for this business for the years ended January 3, 2026, December 28, 2024, and December 30, 2023:

(Millions of Dollars)	2025	2024	2023
Pre-tax income (loss)	$29.5	$25.9	$(12.2)

The carrying amounts of the assets and liabilities that were aggregated in assets held for sale and liabilities held for sale as of January 3, 2026 are presented in the following table:

(Millions of Dollars)	January 3, 2026
Accounts and notes receivable, net	$94.2
Inventories, net	168.0
Other current assets	0.2
Property, plant and equipment, net	117.1
Goodwill	739.4
Intangibles, net	410.1
Other assets	7.3
Total assets	$1,536.3

Accounts payable and accrued expenses	$44.2
Other long-term liabilities	9.4
Total liabilities	$53.6

2024 DIVESTITURE
Infrastructure
On April 1, 2024, the Company completed the sale of its Infrastructure business to Epiroc AB for $760 million. The Company received proceeds of $728.5 million at closing, net of customary adjustments and costs. This divestiture did not qualify for discontinued operations and therefore, its results were included in the Company's Consolidated Statements of Operations in continuing operations through the date of sale. The pre-tax income for this business was $9.6 million for the fiscal year ended December 28, 2024 and $52.0 million for the fiscal year ended December 30, 2023.
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

10.3
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

10.6
Letter Agreement, dated June 29, 2025, by and between Stanley Black & Decker, Inc. and Donald Allan, Jr. (incorporated by reference to Exhibit 10.2 on the Company’s Current Report on Form 8-K filed on June 30, 2025).*

10.7
Letter Agreement, dated June 29, 2025, by and between Stanley Black & Decker, Inc. and Christopher J. Nelson (incorporated by reference to Exhibit 10.1 on the Company’s Current report on Form 8-K filed on June 30, 2025).*

10.8
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

10.13		The Stanley Works Non-Employee Directors’ Benefit Trust Agreement dated December 27, 1989 and amended as of January 1, 1991 by and between The Stanley Works and Fleet National Bank, as successor trustee (incorporated by reference to Exhibit (10)(xvii)(a) to the Company’s Annual Report on Form 10-K for the period ended December 29, 1990). P

10.14	(a)
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

10.16	(a)	The Stanley Black & Decker 2022 Omnibus Award Plan (incorporated by reference to Exhibit 99.1(a) to the Registration Statement on Form S-8 filed on April 5, 2022).*

(b)
Form of stock option certificate for 2022 fiscal year grants to executive officers pursuant to the Stanley Black & Decker 2022 Omnibus Award Plan (incorporated by reference to Exhibit 10.17(b) on the Company's Annual Report on Form 10-K for the period ended December 31, 2022 filed on February 23, 2023).*

(c)
Form of restricted stock unit award certificate for 2022 fiscal year grants to executive officers pursuant to the Stanley Black & Decker 2022 Omnibus Award Plan (incorporated by reference to Exhibit 10.17(c) on the Company's Annual Report on Form 10-K for the period ended December 31, 2022 filed on February 23, 2023).*

(d)
Form of restricted stock unit retention award certificate for 2022 fiscal year grants to executive officers pursuant to the Stanley Black & Decker 2022 Omnibus Award Plan (incorporated by reference to Exhibit 10.17(d) on the Company's Annual Report on Form 10-K for the period ended December 31, 2022 filed on February 23, 2023)*

(e)
Form of award document for 2023-2025 Long-Term Incentive Program (for award valued as percentage of salary) pursuant to the Stanley Black & Decker 2022 Omnibus Award Plan (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended April 1, 2023 filed on May 4, 2023).*

(f)
Form of award document for 2023-2025 Long-Term Incentive Program (for award at specified fair value) pursuant to the Stanley Black & Decker 2022 Omnibus Award Plan (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended April 1, 2023 filed on May 4, 2023).*

(g)
Restricted Stock Unit Award Agreement for grants to Christopher J. Nelson pursuant to the Stanley Black & Decker 2022 Omnibus Award Plan (incorporated by reference to Exhibit 10.14(i) to the Company’s Annual Report on Form 10-K for the period ended December 30, 2023 filed on February 27, 2024).*

(h)
Form of stock option certificate for 2023 fiscal year grants to executive officers pursuant to the Stanley Black & Decker 2022 Omnibus Award Plan (incorporated by reference to Exhibit 10.14(j) to the Company’s Annual Report on Form 10-K for the period ended December 30, 2023 filed on February 27, 2024).*

(i)
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

10.17	(a)	The Stanley Black & Decker 2024 Omnibus Award Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 2, 2024). *

(b)
Form of award document for 2025 Management Incentive Compensation Plan to executive officers pursuant to the Stanley Black & Decker 2024 Omnibus Award Plan.(incorporated by reference to Exhibit 10.1 to the Company’s Quarter Report on Form 10-Q for the period ended March 29, 2025, filed on April 30, 2025).*

(c)
Form of award document for 2025-2027 Long-Term Incentive Program for grants to executive officers pursuant to the Stanley Black & Decker 2024 Omnibus Award Plan. (incorporated by reference to Exhibit 10.2 to the Company’s Quarter Report on Form 10-Q for the period ended March 29, 2025, filed on April 30, 2025).*

(d)
Form of stock option certificate for fiscal year 2025 grants to executive officers pursuant to the Stanley Black & Decker 2024 Omnibus Award Plan. (incorporated by reference to Exhibit 10.3 to the Company’s Quarter Report on Form 10-Q for the period ended March 29, 2025, filed on April 30, 2025).*

(e)
Form of restricted stock unit award certificate for fiscal year 2025 grants to executive officers pursuant to the Stanley Black & Decker 2024 Omnibus Award Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarter Report on Form 10-Q for the period ended March 29, 2025, filed on April 30, 2025).*

10.18
The Stanley Black & Decker, Inc. Restricted Stock Unit Plan for Non-Employee Directors, as amended and restated through October 1, 2020 (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the period ended January 2, 2021 filed on February 18, 2021).*

10.19
The Stanley Black & Decker, Inc. 2020 Restricted Stock Unit Deferral Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.19 on the Company's Annual Report on Form 10-K for the period ended December 28, 2019 filed on February 21, 2020).*

10.20
Special Severance Policy for Management Incentive Compensation Plan Participants Levels 1-5 as amended effective June 24, 2016 (incorporated by reference to Exhibit 10.21 on the Company's Annual Report on Form 10-K for the period ended December 31, 2022 filed on February 23, 2023)*

10.21
Executive Officer Cash Severance Policy effective as of February 15, 2023 (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed on March 10, 2023).*

10.22		Global Omnibus Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1(a) to the Company’s Registration Statement on Form S-8 filed on November 13, 2019).*

10.23
Employment Offer Letter, dated January 19, 2023, between Stanley Black & Decker, Inc. and Patrick Hallinan (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended April 1, 2023 filed on May 4, 2023).*

10.24
Transition and Release Agreement, dated March 31, 2025, by and between Stanley Black & Decker, Inc. and Tamer K. Abuaita. (incorporated by reference to Exhibit 10.1 on the Company’s Current Report on Form 8-K filed on April 3, 2025).

10.25		Employment Offer Letter, dated September 17, 2025, by and between Stanley Black & Decker, Inc. and William D. Beck (filed herewith).*

10.26		Employment Offer Letter, dated October 6, 2025, by and between Stanley Black & Decker, Inc. and Agustin Lopez Diaz (filed herewith).*

10.27		Employment Offer Letter, dated August 26, 2024, by and between Stanley Black & Decker, Inc. and Deborah Wintner (filed herewith).*

10.28
Change in Control Severance Agreement (all other executive officers except Donald Allan Jr.) (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the period ended January 2, 2021 filed on February 18. 2021).*

19		Insider Trading Policy (filed herewith).

21		Subsidiaries of Registrant.

23		Consent of Independent Registered Public Accounting Firm.

24		Power of Attorney.

31.1	(a)	Certification by President and Chief Executive Officer pursuant to Rule 13a-14(a).

31.1	(b)	Certification by Executive Vice President, Chief Financial Officer and Chief Administrative Officer pursuant to Rule 13a-14(a).

32.1		Certification by President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification by Executive Vice President, Chief Financial Officer and Chief Administrative Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97
Stanley Black & Decker, Inc. Financial Statement Compensation Recoupment Policy (incorporated by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K for the period ended December 30, 2023 filed on February 27, 2024).

99.1
Policy on Confidential Proxy Voting and Independent Tabulation and Inspection of Elections as adopted by The Board of Directors October 23, 1991 (incorporated by reference to Exhibit (28)(i) to the Quarterly Report on Form 10-Q for the quarter ended September 28, 1991). P

101
The following materials from Stanley Black & Decker Inc.'s Annual Report on Form 10-K for the year ended January 3, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the fiscal years ended January 3, 2026, December 28, 2024, and December 30, 2023; (ii) Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended January 3, 2026, December 28, 2024, and December 30, 2023; (iii) Consolidated Balance Sheets at January 3, 2026 and December 28, 2024; (iv) Consolidated Statements of Cash Flows for the fiscal years ended January 3, 2026, December 28, 2024, and December 30, 2023; (v) Consolidated Statements of Changes in Shareowners' Equity for the fiscal years ended January 3, 2026, December 28, 2024, and December 30, 2023; and (vi) Notes to Consolidated Financial Statements.**

104	The cover page of Stanley Black & Decker Inc.'s Annual Report on Form 10-K for the year ended January 3, 2026, formatted in iXBRL (included within Exhibit 101).

#	Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K and the Company agrees to furnish supplementally to the SEC a copy of any omitted schedules or exhibits upon request.
*	Management contract or compensatory plan or arrangement.
P	Paper Filing
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STANLEY BLACK & DECKER, INC.

By:	/s/ Christopher J. Nelson
Christopher J. Nelson, President and Chief Executive Officer

Date:	February 24, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christopher J. Nelson	President and Chief Executive Officer	February 24, 2026
Christopher J. Nelson

/s/ Patrick Hallinan	Executive Vice President, Chief Financial Officer and Chief Administrative Officer	February 24, 2026
Patrick Hallinan

/s/ Scot Greulach	Chief Accounting Officer	February 24, 2026
Scot Greulach

*	Executive Chair	February 24, 2026
Donald Allan, Jr.

*	Director	February 24, 2026
Andrea J. Ayers

*	Director	February 24, 2026
Susan K. Carter

*	Director	February 24, 2026
Debra A. Crew

*	Director	February 24, 2026
John L. Garrison, Jr.

*	Director	February 24, 2026
Michael D. Hankin

*	Director	February 24, 2026
Mary A. Laschinger

*	Director	February 24, 2026
Robert J. Manning

*	Director	February 24, 2026
Adrian V. Mitchell

*	Director	February 24, 2026
Shane O'Kelly

*	Director	February 24, 2026
Jane M. Palmieri

*By: /s/ Donald J. Riccitelli
Donald J. Riccitelli (As Attorney-in-Fact)