Form 10-Q
period 2026-04-04
STANLEY BLACK & DECKER, INC.
filed 2026-04-29
CIK 93556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2026
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from [            ] to [            ]

Commission File Number 001-05224

STANLEY BLACK & DECKER, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Connecticut	06-0548860
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1000 STANLEY DRIVE NEW BRITAIN, CT	06053
(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number, Including Area Code 860 225-5111
Securities registered pursuant to Section 12(b) of the Act:

Title Of Each Class		Trading Symbol	Name Of Each Exchange On Which Registered
Common Stock	$2.50 Par Value per Share	SWK	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
155,455,564 shares of the registrant’s common stock were outstanding as of April 24, 2026.

PART I — FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
THREE MONTHS ENDED APRIL 4, 2026 AND MARCH 29, 2025
(Unaudited, Millions of Dollars, Except Per Share Amounts)

	Year-to-Date
	2026	2025
Net Sales	$3,846.4	$3,744.6
Costs and Expenses
Cost of sales	$2,689.1	$2,623.8
Selling, general and administrative	877.7	852.5
Provision for credit losses	6.3	14.5
Other, net	41.9	47.5
Loss on sale of business	3.1	0.3
Asset impairment charges	22.7	—
Restructuring charges	44.9	1.2
Interest income	(37.2)	(49.2)
Interest expense	113.1	126.4
	$3,761.6	$3,617.0
Earnings before income taxes	84.8	127.6
Income taxes	25.2	37.2
Net Earnings	$59.6	$90.4
Total Comprehensive Income	$30.6	$218.8
Earnings per share of common stock:
Basic	$0.39	$0.60
Diluted	$0.39	$0.60
See Notes to Unaudited Condensed Consolidated Financial Statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
APRIL 4, 2026 AND JANUARY 3, 2026
(Unaudited, Millions of Dollars, Except Share and Per Share Amounts)

	April 4, 2026	January 3, 2026
ASSETS
Current Assets
Cash and cash equivalents	$333.7	$280.1
Accounts and notes receivable, net	1,438.4	919.7
Inventories, net	4,059.0	4,157.1
Current assets held for sale	271.5	262.4
Prepaid expenses	361.5	328.6
Other current assets	42.7	31.1
Total Current Assets	6,506.8	5,979.0
Property, plant and equipment, net	1,763.1	1,831.8
Goodwill	7,272.0	7,287.9
Intangibles, net	3,053.3	3,086.9
Long-term assets held for sale	1,279.5	1,273.9
Other assets	1,725.1	1,784.2
Total Assets	$21,599.8	$21,243.7
LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities
Short-term borrowings	$1,743.0	$605.6
Current maturities of long-term debt	54.2	554.8
Accounts payable	2,220.1	2,163.0
Accrued expenses	1,642.5	1,878.1
Current liabilities held for sale	56.8	44.2
Total Current Liabilities	5,716.6	5,245.7
Long-term debt	4,704.0	4,703.3
Deferred taxes	44.2	66.2
Post-retirement benefits	325.6	330.2
Long-term liabilities held for sale	9.7	9.4
Other liabilities	1,823.0	1,834.3
Commitments and Contingencies (Notes P and O)
Shareowners’ Equity
Common stock, par value $2.50 per share: Authorized 300,000,000 shares in 2026 and 2025 Issued 176,902,738 shares in 2026 and 2025	442.3	442.3
Retained earnings	8,178.2	8,244.6
Additional paid in capital	5,026.0	5,063.0
Accumulated other comprehensive loss	(1,999.4)	(1,970.4)
	11,647.1	11,779.5
Less: cost of common stock in treasury (21,462,814 shares in 2026 and 21,866,327 shares in 2025)	(2,670.4)	(2,724.9)
Total Shareowners’ Equity	8,976.7	9,054.6
Total Liabilities and Shareowners’ Equity	$21,599.8	$21,243.7

See Notes to Unaudited Condensed Consolidated Financial Statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED APRIL 4, 2026 AND MARCH 29, 2025
(Unaudited, Millions of Dollars)

	Year-to-Date
	2026	2025
OPERATING ACTIVITIES
Net earnings	$59.6	$90.4
Adjustments to reconcile net earnings to cash used in operating activities:
Depreciation and amortization of property, plant and equipment	84.4	91.1
Amortization of intangibles	28.6	37.3
Loss on sale of business	3.1	0.3
Asset impairment charges	22.7	—
Stock-based compensation expense	28.2	36.4
Changes in working capital	(388.8)	(469.0)
Changes in other assets and liabilities	(226.6)	(206.5)
Cash used in operating activities	(388.8)	(420.0)
INVESTING ACTIVITIES
Capital and software expenditures	(58.5)	(65.0)
Other	3.0	7.3
Cash used in investing activities	(55.5)	(57.7)
FINANCING ACTIVITIES
Payments on long-term debt	(500.1)	(500.0)
Net short-term commercial paper borrowings	1,145.4	1,136.2
Proceeds from issuances of common stock	4.6	2.7
Purchases of common stock for treasury	(15.3)	(11.7)
Cash dividends on common stock	(126.0)	(124.5)
Other	(0.4)	(0.7)
Cash provided by financing activities	508.2	502.0
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6.9)	31.5
Change in cash, cash equivalents and restricted cash	57.0	55.8
Cash, cash equivalents and restricted cash, beginning of period	287.4	292.8
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$344.4	$348.6

The following table provides a reconciliation of the cash, cash equivalents and restricted cash balances as of April 4, 2026 and January 3, 2026:

	April 4, 2026	January 3, 2026
Cash and cash equivalents	$333.7	$280.1
Restricted cash included in Other current assets	9.2	7.3
Cash and cash equivalents included in Current assets held for sale	1.5	$—
Cash, cash equivalents and restricted cash	$344.4	$287.4
See Notes to Unaudited Condensed Consolidated Financial Statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY
THREE MONTHS ENDED APRIL 4, 2026 AND MARCH 29, 2025
(Unaudited, Millions of Dollars, Except Share and Per Share Amounts)

	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Shareowners’ Equity
Balance January 3, 2026	$442.3	$5,063.0	$8,244.6	$(1,970.4)	$(2,724.9)	$9,054.6
Net earnings	—	—	59.6	—	—	59.6
Other comprehensive loss	—	—	—	(29.0)	—	(29.0)
Cash dividends declared — $0.83 per common share	—	—	(126.0)	—	—	(126.0)
Issuance of common stock (577,461 shares)	—	(65.2)	—	—	69.8	4.6
Repurchase of common stock (173,948 shares)	—	—	—	—	(15.3)	(15.3)
Stock-based compensation	—	28.2	—	—	—	28.2
Balance April 4, 2026	$442.3	$5,026.0	$8,178.2	$(1,999.4)	$(2,670.4)	$8,976.7

	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Shareowners’ Equity
Balance December 28, 2024	$442.3	$5,071.3	$8,343.3	$(2,320.9)	$(2,816.1)	$8,719.9
Net earnings	—	—	90.4	—	—	90.4
Other comprehensive income	—	—	—	128.4	—	128.4
Cash dividends declared — $0.82 per common share	—	—	(124.5)	—	—	(124.5)
Issuance of common stock (452,443 shares)	—	(52.0)	—	—	54.7	2.7
Repurchase of common stock (137,371 shares)	—	—	—	—	(11.7)	(11.7)
Stock-based compensation	—	36.4	—	—	—	36.4
Balance March 29, 2025	$442.3	$5,055.7	$8,309.2	$(2,192.5)	$(2,773.1)	$8,841.6
See Notes to Unaudited Condensed Consolidated Financial Statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 4, 2026

A.    SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (hereinafter referred to as “generally accepted accounting principles" or "GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations for the interim periods have been included and are of a normal, recurring nature. Operating results for the three months ended April 4, 2026 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes included in Stanley Black & Decker, Inc.’s (the “Company”) Annual Report on Form 10-K for the year ended January 3, 2026, and subsequent related filings with the Securities and Exchange Commission ("SEC").

On April 6, 2026, the Company completed the previously announced sale of its Consolidated Aerospace Manufacturing ("CAM") business. Based on management's commitment to sell this business, the assets and liabilities related to CAM were classified as held for sale on the Company's Condensed Consolidated Balance Sheets as of April 4, 2026 and January 3, 2026. This divestiture does not qualify for discontinued operations and therefore, its results are included in the Company's continuing operations for all periods presented. The divestiture is a part of the Company's strategic commitment to simplify and streamline its portfolio to focus on the core businesses. Refer to Note Q, Divestitures, for further discussion.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. While management believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from these estimates. Certain amounts reported in previous years have been reclassified to conform to the 2026 presentation.

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

C.    EARNINGS PER SHARE

The following table reconciles net earnings and the weighted-average shares outstanding used to calculate basic and diluted earnings per share of common stock for the three months ended April 4, 2026 and March 29, 2025:

	Year-to-Date
	2026	2025
Numerator (in millions):
Net Earnings	$59.6	$90.4

Denominator (in thousands):
Basic weighted-average shares outstanding	151,759	151,028
Dilutive effect of stock contracts and awards	630	671
Diluted weighted-average shares outstanding	152,389	151,699

Earnings per share of common stock:
Basic	$0.39	$0.60
Diluted	$0.39	$0.60

The following weighted-average stock options were not included in the computation of weighted-average diluted shares outstanding because the effect would be anti-dilutive (in thousands):

	Year-to-Date
	2026	2025
Number of stock options	5,702	5,753

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

D.    ACCOUNTS AND NOTES RECEIVABLE, NET

(Millions of Dollars)	April 4, 2026	January 3, 2026
Trade accounts receivable	$1,284.0	$775.0
Notes receivable	73.6	68.0
Other accounts receivable	155.7	145.3
Accounts and notes receivable	$1,513.3	$988.3
Allowance for credit losses	(74.9)	(68.6)
Accounts and notes receivable, net	$1,438.4	$919.7
Trade receivables are dispersed among a large number of retailers, distributors and industrial accounts in many countries. The Company actively manages its accounts receivable to maximize liquidity and mitigate credit risk through customer payment terms, accounts receivable sale programs, and ongoing customer credit monitoring and evaluations. Adequate reserves have been established to cover anticipated credit losses.

The changes in the allowance for credit losses for the three months ended April 4, 2026 and March 29, 2025 are as follows:

	Year-to-Date
(Millions of Dollars)	2026	2025
Beginning balance	$68.6	$84.7
Charged to costs and expenses	6.3	14.5
Other, including recoveries and deductions (a)	—	(8.1)
Balance end of period	$74.9	$91.1
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

The Company has an accounts receivable sale program in which the Company sells certain of its trade accounts receivables at fair value to a wholly owned, consolidated, bankruptcy-remote special purpose subsidiary (“BRS"). The BRS, in turn, can sell such receivables to a third-party financial institution (“Purchaser”) for cash. The Purchaser’s maximum cash investment in the receivables at any time is $110.0 million. At April 4, 2026 and January 3, 2026, net receivables of $77.1 million and $110.0 million, respectively, were derecognized. For the three months ended April 4, 2026 and March 29, 2025, proceeds from transfers of receivables to the Purchaser totaled $76.2 million and $50.0 million, respectively, and payments to the Purchaser totaled $109.1 million and $84.2 million, respectively. The Company has no retained interests in the transferred receivables, other than collection and administrative responsibilities. At April 4, 2026, the Company did not record a servicing asset or liability related to its retained responsibility based on its assessment of the servicing fee, market values for similar transactions and its cost of servicing the receivables sold. Transfers qualify as sales under ASC 860, Transfers and Servicing, and receivables are derecognized from the Company’s Condensed Consolidated Balance Sheets upon the sale of the receivables to the Purchaser. All cash flows are reported as a component of changes in working capital within operating activities in the Condensed Consolidated Statements of Cash Flows since all the cash from the Purchaser is received upon the initial sale of the receivable.

As of April 4, 2026 and January 3, 2026, the Company's deferred revenue totaled $86.4 million and $86.5 million, respectively, of which $29.5 million and $27.3 million, respectively, was classified as current. Revenue recognized for the three months ended April 4, 2026 and March 29, 2025 that was previously deferred as of January 3, 2026 and December 28, 2024 totaled $6.9 million and $6.4 million, respectively.

E.    INVENTORIES, NET

(Millions of Dollars)	April 4, 2026	January 3, 2026
Finished products	$2,849.9	$2,919.8
Work in process	202.5	174.3
Raw materials	1,006.6	1,063.0
Total	$4,059.0	$4,157.1

F.    GOODWILL
Changes in the carrying amount of goodwill by segment are as follows:

(Millions of Dollars)	Tools & Outdoor	Engineered Fastening	Total
Balance January 3, 2026	$6,025.3	$1,262.6	$7,287.9
Foreign currency translation & other	(13.9)	(2.0)	(15.9)
Balance April 4, 2026	$6,011.4	$1,260.6	$7,272.0
On April 6, 2026, the Company completed the previously announced sale of its CAM business. Goodwill totaling $737.1 million and $739.4 million allocated to the CAM business was reclassified to assets held for sale as of April 4, 2026 and January 3, 2026, respectively. Refer to Note Q, Divestitures, for further discussion of the CAM divestiture.

G.    LONG-TERM DEBT AND FINANCING ARRANGEMENTS

		April 4, 2026		January 3, 2026
(Millions of Dollars)	Interest Rate	Notional Value	Carrying Value[1]	Carrying Value
Notes payable due 2026	3.40%	—	—	499.9
Notes payable due 2026	3.42%	25.0	25.1	25.2
Notes payable due 2026	1.84%	28.8	29.0	29.5
Notes payable due 2028	6.00%	400.0	398.9	398.7
Notes payable due 2028	7.05%	150.0	154.8	155.3
Notes payable due 2028	4.25%	500.0	498.8	498.6
Notes payable due 2028	3.52%	50.0	51.6	51.7
Notes payable due 2030	2.30%	750.0	747.0	746.8
Notes payable due 2032	3.00%	500.0	497.4	497.2
Notes payable due 2040	5.20%	400.0	376.7	376.3
Notes payable due 2048	4.85%	500.0	495.4	495.4
Notes payable due 2050	2.75%	750.0	741.5	741.4
Notes payable due 2060 (junior subordinated)	6.71%	750.0	741.9	741.9
Other, payable due 2026	4.31%	0.1	0.1	0.2
Total Long-term debt, including current maturities		$4,803.9	$4,758.2	$5,258.1
Less: Current maturities of long-term debt			(54.2)	(554.8)
Long-term debt			$4,704.0	$4,703.3
1Carrying values are net of unamortized discounts of $(3.9) million, deferred issuance costs of $(27.3) million, unamortized terminated swaps of $(18.8) million, and purchase accounting fair value adjustments of $4.3 million. Unamortized gain/(loss) associated with interest rate swaps are more fully discussed in Note H, Financial Instruments.

In March 2026, the Company redeemed its $500 million 3.40% notes, at maturity. In August 2025, the Company redeemed its $350 million 6.272% notes at par prior to maturity. The redemption was funded through the issuance of commercial paper. The Company recognized a pre-tax loss of $0.3 million from the redemption related to the write-off of unamortized deferred financing fees.

The Company has a $3.5 billion commercial paper program which includes Euro denominated borrowings in addition to U.S. Dollars. As of April 4, 2026, the Company had commercial paper borrowings outstanding of $1.7 billion, of which $547.6 million in Euro denominated commercial paper was designated as a net investment hedge. In the second quarter of 2026, the Company utilized the vast majority of the net proceeds from the CAM divestiture to repay commercial paper borrowings. As of January 3, 2026, the Company had $605.6 million commercial paper borrowings outstanding, of which $555.6 million in Euro denominated commercial paper was designated as a net investment hedge. Refer to Note H, Financial Instruments, for further discussion.

In June 2024, the Company amended and restated its existing five-year $2.5 billion committed credit facility with the concurrent execution of a new five-year $2.25 billion committed credit facility (the “5-Year Credit Agreement”). Borrowings under the 5-Year Credit Agreement may be made in U.S. Dollars, Euros or Pounds Sterling. A sub-limit of an amount equal to the Euro equivalent of $800.0 million is designated for swing line advances. Borrowings bear interest at a floating rate plus an applicable margin dependent upon the denomination of the borrowing and specific terms of the 5-Year Credit Agreement. The Company must repay all advances under the 5-Year Credit Agreement by the earlier of June 28, 2029 or upon termination. The 5-Year Credit Agreement is designated to be a liquidity back-stop for the Company's $3.5 billion U.S. Dollar and Euro commercial paper program. As of April 4, 2026 and January 3, 2026, the Company had not drawn on its five-year committed credit facility.

In June 2025, the Company terminated its 364-Day $1.25 billion committed credit facility ("the 2024 Syndicated 364-Day Credit Agreement") dated June 2024. There were no outstanding borrowings under the 2024 Syndicated 364-Day Credit Agreement upon termination and as of December 28, 2024. Contemporaneously, the Company entered into a new $1.25 billion syndicated 364-Day Credit Agreement (the "2025 Syndicated 364-Day Credit Agreement") which is a revolving credit loan. The borrowings under the 2025 Syndicated 364-Day Credit Agreement may be made in U.S. Dollars or Euros and bear interest at a floating rate plus an applicable margin dependent upon the denomination of the borrowing and pursuant to the terms of the 2025 Syndicated 364-Day Credit Agreement. The Company must repay all advances under the 2025 Syndicated 364-Day Credit Agreement by the earlier of June 22, 2026 or upon termination. The Company may, however, convert all advances outstanding upon termination into a term loan that shall be repaid in full no later than the first anniversary of the termination date provided that the Company, among other things, pays a fee to the administrative agent for the account of each lender. The 2025 Syndicated 364-Day Credit Agreement serves as part of the liquidity back-stop for the Company’s $3.5 billion U.S. Dollar and Euro commercial paper program. As of April 4, 2026 and January 3, 2026, the Company had not drawn on its 2025 Syndicated 364-Day Credit Agreement.

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

A summary of the fair values of the Company’s derivatives recorded in the Condensed Consolidated Balance Sheets at April 4, 2026 and January 3, 2026 is as follows:

(Millions of Dollars)	Balance Sheet Classification	April 4, 2026	January 3, 2026	Balance Sheet Classification	April 4, 2026	January 3, 2026
Derivatives designated as hedging instruments:
Foreign Exchange Contracts Cash Flow	Other current assets	$6.7	$1.4	Accrued expenses	$4.6	$10.0
	LT other assets	1.7	—	LT other liabilities	—	—
Net Investment Hedge	Other current assets	2.9	2.9	Accrued expenses	1.0	9.3
Non-derivative designated as hedging instrument:
Net Investment Hedge		$—	$—	Short-term borrowings	$547.6	$555.6
Total designated as hedging instruments		$11.3	$4.3		$553.2	$574.9
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other current assets	$10.6	$5.0	Accrued expenses	$6.8	$9.2
Total		$21.9	$9.3		$560.0	$584.1
The counterparties to all of the above mentioned financial instruments are major international financial institutions. The Company is exposed to credit risk for net exchanges under these agreements, but not for the notional amounts. The credit risk is limited to the asset amounts noted above. The Company limits its exposure and concentration of risk by contracting with diverse financial institutions and does not anticipate non-performance by any of its counterparties. The Company considers non-performance risk of its counterparties at each reporting period and adjusts the carrying value of these assets accordingly. The risk of default is considered remote. As of April 4, 2026 and January 3, 2026, there were no assets that had been posted as collateral related to the above mentioned financial instruments.

During the three months ended April 4, 2026 and March 29, 2025, cash flows related to derivatives, including those that are separately discussed below, resulted in net cash paid of $18.5 million and net cash received of $1.3 million, respectively.

CASH FLOW HEDGES

There were after-tax mark-to-market losses of $29.7 million and $43.2 million as of April 4, 2026 and January 3, 2026, respectively, reported for cash flow hedge effectiveness in Accumulated other comprehensive loss. An after-tax loss of $2.4 million is expected to be reclassified to earnings as the hedged transactions occur or as amounts are amortized within the next twelve months. The ultimate amount recognized will vary based on fluctuations of the hedged currencies and interest rates through the maturity dates.

The tables below detail pre-tax amounts of derivatives designated as cash flow hedges in Accumulated other comprehensive loss during the periods in which the underlying hedged transactions affected earnings for the three months ended April 4, 2026 and March 29, 2025:

	Year-to-Date 2026
(Millions of Dollars)	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Recognized in Income on Amounts Excluded from Effectiveness Testing
Interest Rate Contracts	$—	Interest expense	$(1.4)	$—
Foreign Exchange Contracts	$12.2	Cost of sales	$(4.3)	$—

	Year-to-Date 2025
(Millions of Dollars)	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Recognized in Income on Amounts Excluded from Effectiveness Testing
Interest Rate Contracts	$—	Interest expense	$(1.7)	$—
Foreign Exchange Contracts	$(10.3)	Cost of sales	$3.6	$—

A summary of the pre-tax effect of cash flow hedge accounting on the Consolidated Statements of Operations and Comprehensive Income for the three months ended April 4, 2026 and March 29, 2025 is as follows:

	Year-to-Date 2026
(Millions of Dollars)	Cost of Sales	Interest Expense
Total amount in the Consolidated Statements of Operations and Comprehensive Income in which the effects of the cash flow hedges are recorded	$2,689.1	$113.1
Gain (loss) on cash flow hedging relationships:
Foreign Exchange Contracts:
Hedged Items	$4.3	$—
Gain (loss) reclassified from OCI into Income	$(4.3)	$—
Interest Rate Swap Agreements:
Gain (loss) reclassified from OCI into Income [1]	$—	$(1.4)

	Year-to-Date 2025
(Millions of Dollars)	Cost of Sales	Interest Expense
Total amount in the Consolidated Statements of Operations and Comprehensive Income in which the effects of the cash flow hedges are recorded	$2,623.8	$126.4
Gain (loss) on cash flow hedging relationships:
Foreign Exchange Contracts:
Hedged Items	$(3.6)	$—
Gain (loss) reclassified from OCI into Income	$3.6	$—
Interest Rate Swap Agreements:
Gain (loss) reclassified from OCI into Income [1]	$—	$(1.7)
1 Inclusive of the gain/loss amortization on terminated derivative financial instruments.

After-tax losses of $2.7 million and after-tax gains of $0.9 million were reclassified from Accumulated other comprehensive loss into earnings (inclusive of the gain/loss amortization on terminated derivative instruments) during the periods in which the underlying hedged transactions affected earnings for the three months ended April 4, 2026 and March 29, 2025, respectively.

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

As of April 4, 2026 and January 3, 2026, the Company did not have any outstanding forward starting swaps designated as cash flow hedges.

Forward Contracts: Through its global businesses, the Company enters into transactions and makes investments denominated in multiple currencies that give rise to foreign currency risk. The Company and its subsidiaries regularly purchase inventory from subsidiaries with functional currencies different than their own, which creates currency-related volatility in the Company’s results of operations. The Company utilizes forward contracts to hedge these forecasted purchases and sales of inventory. Gains and losses reclassified from Accumulated other comprehensive loss are recorded in Cost of sales as the hedged item affects earnings. There are no components excluded from the assessment of effectiveness for these contracts. At April 4, 2026 and

January 3, 2026, the notional value of forward currency contracts outstanding is $614.6 million and $598.3 million, respectively, maturing on various dates through 2027 and 2026, respectively. In April 2026, the Company entered into forward currency contracts with notional values totaling $85.0 million, maturing in 2027.
FAIR VALUE HEDGES

Interest Rate Risk: In an effort to optimize the mix of fixed versus floating rate debt in the Company’s capital structure, the Company enters into interest rate swaps. In prior years, the Company entered into interest rate swaps related to certain of its notes payable which were subsequently terminated. Amortization of the gain/loss on previously terminated swaps is reported in interest expense. Prior to termination, the changes in the fair value of the swaps and the offsetting changes in fair value related to the underlying notes were recognized in earnings. As of April 4, 2026 and January 3, 2026, the Company did not have any active fair value interest rate swaps.

A summary of the pre-tax effect of fair value hedge accounting on the Consolidated Statements of Operations and Comprehensive Income for the three months ended April 4, 2026 and March 29, 2025 is as follows:

(Millions of Dollars)	Year-to-Date 2026 Interest Expense
Total amount in the Consolidated Statements of Operations and Comprehensive Income in which the effects of the fair value hedges are recorded	$113.1
Amortization of gain on terminated swaps	$(0.1)

(Millions of Dollars)	Year-to-Date 2025 Interest Expense
Total amount in the Consolidated Statements of Operations and Comprehensive Income in which the effects of the fair value hedges are recorded	$126.4
Amortization of gain on terminated swaps	$(0.1)

A summary of the amounts recorded in the Condensed Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges as of April 4, 2026 and January 3, 2026 is as follows:

	April 4, 2026
(Millions of Dollars)	Carrying Amount of Hedged Liability (1)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liability
Current Maturities of Long-Term Debt	$54.2	Terminated Swaps	$—
Long-Term Debt	$531.5	Terminated Swaps	$(18.8)

	January 3, 2026
(Millions of Dollars)	Carrying Amount of Hedged Liability (1)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liability
Current Maturities of Long-Term Debt	$554.8	Terminated Swaps	$—
Long-Term Debt	$531.8	Terminated Swaps	$(18.9)
(1) Represents hedged items no longer designated in qualifying fair value hedging relationships.

NET INVESTMENT HEDGES

The Company utilizes net investment hedges to offset the translation adjustment arising from re-measurement of its investment in the assets and liabilities of its foreign subsidiaries. The total after-tax amounts in Accumulated other comprehensive loss were gains of $54.0 million and $48.9 million at April 4, 2026 and January 3, 2026, respectively.

As of April 4, 2026, the Company had cross currency swaps with notional values totaling $220.0 million maturing in 2027, hedging a portion of its Chinese Renminbi and Taiwan Dollar denominated investments. As of January 3, 2026, the Company had cross currency swaps with notional value totaling $220.0 million maturing in 2026, hedging a portion of its Chinese Renminbi and Taiwan Dollar denominated investments.

As of April 4, 2026, the Company had Euro denominated commercial paper with a value of $547.6 million, hedging a portion of the Company's Euro denominated investments. As of January 3, 2026, the Company had $556.6 million in Euro denominated commercial paper hedging a portion of the Company's Euro denominated investments.

Maturing foreign exchange contracts resulted in $7.1 million cash paid for the three months ended April 4, 2026 and no cash was received or paid for the three months ended March 29, 2025.

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

The pre-tax gain or loss from fair value changes for the three months ended April 4, 2026 and March 29, 2025 is as follows:

	Year-to-Date 2026
(Millions of Dollars)	Total Gain (Loss) Recorded in OCI	Excluded Component Recorded in OCI	Income Statement Classification	Total Gain (Loss) Reclassified from OCI to Income	Excluded Component Amortized from OCI to Income
Forward Contracts	$(0.1)	$—	Other, net	$—	$—
Cross Currency Swap	$(0.9)	$1.1	Other, net	$1.1	$1.1
Non-derivative designated as Net Investment Hedge	$8.9	$—	Other, net	$—	$—

	Year-to-Date 2025
(Millions of Dollars)	Total Gain (Loss) Recorded in OCI	Excluded Component Recorded in OCI	Income Statement Classification	Total Gain (Loss) Reclassified from OCI to Income	Excluded Component Amortized from OCI to Income
Forward Contracts	$0.3	$—	Other, net	$—	$—
Cross Currency Swap	$1.0	$—	Other, net	$—	$—
Non-derivative designated as Net Investment Hedge	$1.3	$—	Other, net	$—	$—
UNDESIGNATED HEDGES

Foreign Exchange Contracts: Foreign exchange forward contracts are used to reduce risks arising from the change in fair value of certain foreign currency denominated assets and liabilities (such as affiliate loans, payables and receivables). The objective is to minimize the impact of foreign currency fluctuations on operating results. The total notional amount of the forward contracts outstanding is $1.5 billion as of April 4, 2026 and $1.4 billion as of January 3, 2026, maturing on various dates through 2026. The gain (loss) recorded in the Consolidated Statements of Operations and Comprehensive Income from changes in the fair value related to derivatives not designated as hedging instruments under ASC 815 for the three months ended April 4, 2026 and March 29, 2025 is as follows:

(Millions of Dollars)	Income Statement Classification	Year-to-Date 2026	Year-to-Date 2025
Foreign Exchange Contracts	Other, net	$(4.2)	$(8.0)

I.    ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables summarize the changes in the balances for each component of Accumulated other comprehensive loss:

(Millions of Dollars)	Currency translation adjustment and other	Cash flow hedges, net of tax	Net investment hedges, net of tax	Pension and other postretirement benefits, net of tax	Total
Balance - January 3, 2026	$(1,761.6)	$(43.2)	$48.9	$(214.5)	$(1,970.4)
Other comprehensive (loss) income before reclassifications	(46.8)	10.8	5.9	(3.6)	(33.7)
Reclassification adjustments to earnings	—	2.7	(0.8)	2.8	4.7
Net other comprehensive (loss) income	(46.8)	13.5	5.1	(0.8)	(29.0)
Balance - April 4, 2026	$(1,808.4)	$(29.7)	$54.0	$(215.3)	$(1,999.4)

(Millions of Dollars)	Currency translation adjustment and other	Cash flow hedges, net of tax	Net investment hedges, net of tax	Pension and other postretirement benefits, net of tax	Total
Balance - December 28, 2024	$(2,170.2)	$(16.7)	$78.4	$(212.4)	$(2,320.9)
Other comprehensive income (loss) before reclassifications	136.5	(8.1)	2.0	(2.7)	127.7
Reclassification adjustments to earnings	—	(0.9)	—	1.6	0.7
Net other comprehensive income (loss)	136.5	(9.0)	2.0	(1.1)	128.4
Balance - March 29, 2025	$(2,033.7)	$(25.7)	$80.4	$(213.5)	$(2,192.5)

The Company uses the portfolio method for releasing the stranded tax effects from Accumulated other comprehensive loss. The reclassifications out of Accumulated other comprehensive loss for the three months ended April 4, 2026 and March 29, 2025 were as follows:

(Millions of Dollars)	2026	2025	Affected line item in Consolidated Statements of Operations And Comprehensive Income
Realized (losses) gains on cash flow hedges	$(4.3)	$3.6	Cost of sales
Realized losses on cash flow hedges	(1.4)	(1.7)	Interest expense
Total before taxes	$(5.7)	$1.9
Tax effect	3.0	(1.0)	Income taxes
Realized (losses) gains on cash flow hedges, net of tax	$(2.7)	$0.9

Realized gains on net investment hedges	$1.1	$—	Other, net
Tax effect	(0.3)	—	Income taxes
Realized gains on net investment hedges, net of tax	$0.8	$—

Amortization of defined benefit pension items:
Actuarial losses and prior service costs/credits	$(2.2)	$(2.1)	Other, net
Settlement/curtailment loss	(1.5)	—	Other, net and Restructuring Charges
Total before taxes	$(3.7)	$(2.1)
Tax effect	0.9	0.5	Income taxes
Amortization of defined benefit pension items, net of tax	$(2.8)	$(1.6)

J.    NET PERIODIC BENEFIT COST — DEFINED BENEFIT PLANS
Following are the components of net periodic pension expense for the three months ended April 4, 2026 and March 29, 2025:

	Year-to-Date
	Pension Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans		All Plans
(Millions of Dollars)	2026	2025	2026	2025	2026	2025
Service cost	$1.2	$1.9	$3.0	$2.8	$0.1	$0.1
Interest cost	11.1	12.5	10.6	10.1	0.3	0.3
Expected return on plan assets	(14.8)	(14.8)	(12.4)	(11.7)	—	—
Amortization of prior service cost (credit)	0.1	0.1	(0.2)	(0.2)	—	—
Amortization of net loss (gain)	2.1	2.0	0.5	0.6	(0.3)	(0.4)
Settlement loss/curtailment (gain)	1.7	—	(0.2)	—	—	—
Special termination benefit	0.2	—	—	—	—	—
Net periodic pension expense	$1.6	$1.7	$1.3	$1.6	$0.1	$—
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

Recurring Fair Value Measurements
The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis for each of the hierarchy levels:

(Millions of Dollars)	Total Carrying Value	Level 1	Level 2	Level 3
April 4, 2026
Money market fund	$16.7	$16.7	$—	$—
Deferred compensation plan investments	$11.3	$11.3	$—	$—
Derivative assets	$21.9	$—	$21.9	$—
Derivative liabilities	$12.4	$—	$12.4	$—
Non-derivative hedging instrument	$547.6	$—	$547.6	$—
Contingent consideration liability	$105.2	$—	$—	$105.2
January 3, 2026
Money market fund	$16.9	$16.9	$—	$—
Deferred compensation plan investments	$15.0	$15.0	$—	$—
Derivative assets	$9.3	$—	$9.3	$—
Derivative liabilities	$28.5	$—	$28.5	$—
Non-derivative hedging instrument	$555.6	$—	$555.6	$—
Contingent consideration liability	$109.5	$—	$—	$109.5
The following table provides information about the Company's financial assets and liabilities not carried at fair value:

	April 4, 2026		January 3, 2026
(Millions of Dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
Other investments	$—	$—	$2.0	$1.9
Long-term debt, including current portion	$4,758.2	$4,270.4	$5,258.1	$4,844.4
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
The long-term debt instruments are considered Level 2 instruments and are measured using a discounted cash flow analysis based on the Company’s marginal borrowing rates. The differences between the carrying values and fair values of long-term debt are attributable to the stated interest rates differing from the Company's marginal borrowing rates. The fair values of the Company's variable rate short-term borrowings approximate their carrying values at April 4, 2026 and January 3, 2026.
As part of the Craftsman® brand acquisition in March 2017, the Company recorded a contingent consideration liability representing the Company's obligation to make future payments to Transform Holdco, LLC, which operates Sears and Kmart retail locations, of between 2.5% and 3.5% on sales of Craftsman products in new Stanley Black & Decker channels through March 2032. During the three months ended April 4, 2026, the Company paid $7.2 million for royalties owed. The Company will continue making future payments quarterly through the second quarter of 2032. The estimated fair value of the contingent consideration liability is determined using a discounted cash flow analysis taking into consideration future sales projections, forecasted payments to Transform Holdco, LLC, based on contractual royalty rates, and the related tax impacts. The estimated fair value of the contingent consideration liability was $105.2 million and $109.5 million as of April 4, 2026 and January 3, 2026, respectively. Adjustments to the contingent consideration liability, with the exception of cash payments, are recorded in selling, general, and administrative ("SG&A") expense in the Consolidated Statements of Operations and Comprehensive Income. A 100 basis point reduction in the discount rate would result in an increase to the liability of approximately $2.2 million as of April 4, 2026.

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

Non-Recurring Fair Value Measurements
During the first quarter of 2026, the Company recognized a $22.7 million pre-tax, non-cash impairment charge related to a write-down of assets associated with the exit of a Tools and Outdoor product line and related plant closure.
The Company had no other significant non-recurring fair value measurements, nor any other financial assets or liabilities measured using Level 3 inputs, during the first three months of 2026 or 2025.

L.    RESTRUCTURING CHARGES AND OTHER, NET

A summary of the restructuring reserve activity from January 3, 2026 to April 4, 2026 is as follows:

(Millions of Dollars)	January 3, 2026	Net Additions	Usage	Currency	April 4, 2026
Severance and related costs	$45.7	$40.2	$(18.2)	$0.2	$67.9
Facility closures and other	2.1	4.7	(4.7)	—	2.1
Total	$47.8	$44.9	$(22.9)	$0.2	$70.0
For the three months ended April 4, 2026, the Company recognized net restructuring charges of $44.9 million related to severance costs primarily associated with reorganizations of the Company’s supply chain resources and a plant closure, as well as facility exit costs. The majority of the $70.0 million of reserves remaining as of April 4, 2026 is expected to be utilized within the next twelve months.
Segments: The $44.9 million of net restructuring charges for the three months ended April 4, 2026 includes: $35.6 million in the Tools & Outdoor segment; $7.5 million in the Engineered Fastening segment; and $1.8 million in Corporate.
Other, net amounted to $41.9 million and $47.5 million for the three months ended April 4, 2026 and March 29, 2025, respectively, which included intangible asset amortization expense of $28.6 million and $37.3 million, respectively. Other, net is also comprised of several other items, none of which were individually significant during the three months ended April 4, 2026 and March 29, 2025, primarily related to currency-related gains or losses, environmental remediation expenses, deal costs and related consulting costs, certain pension gains or losses, gains or losses on sales of assets, and income related to providing transition services to previously divested businesses.
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
For the three months ended April 4, 2026, the Company recognized income tax expense of $25.2 million, resulting in an effective tax rate of 29.7%. The effective tax rate for the three months ended April 4, 2026 differs from the U.S. statutory tax rate of 21% primarily due to non-deductible expenses, U.S. tax on foreign earnings, and losses for which a tax benefit is not recognized, partially offset by tax credits.
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
The Engineered Fastening segment is comprised of the Engineered Fastening business. The Engineered Fastening business primarily sells highly engineered components such as fasteners, fittings and various engineered products, which are designed for specific applications across multiple verticals. The product categories include externally threaded fasteners, blind rivets and tools, blind inserts and tools, drawn arc weld studs and systems, engineered plastic and mechanical fasteners, self-piercing riveting systems, precision nut running systems, micro fasteners, high-strength structural fasteners, axel swage, latches, heat shields, pins, and couplings.
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

(Millions of Dollars)	First Quarter 2026
	Tools & Outdoor	Engineered Fastening	Total
Net Sales	$3,335.6	$510.8	$3,846.4

Cost of sales	2,325.4	363.7
Selling, general and administrative	734.2	86.2
Segment Profit	$276.0	$60.9	$336.9

Corporate overhead			(63.6)
Other, net			(41.9)
Loss on sale of business			(3.1)
Asset impairment charges			(22.7)
Restructuring charges			(44.9)
Interest income			37.2
Interest expense			(113.1)
Earnings before income taxes			$84.8

(Millions of Dollars)	First Quarter 2025
	Tools & Outdoor	Engineered Fastening	Total
Net Sales	$3,280.9	$463.7	$3,744.6

Cost of sales	2,290.5	333.4
Selling, general and administrative	701.2	91.3
Segment Profit	$289.2	$39.0	$328.2

Corporate overhead			(74.4)
Other, net			(47.5)
Loss on sale of business			(0.3)
Restructuring charges			(1.2)
Interest income			49.2
Interest expense			(126.4)
Earnings before income taxes			$127.6
The Company recognizes revenue at a point in time from the sale of tangible products or over time depending on when the performance obligation is satisfied. For the three months ended April 4, 2026 and March 29, 2025, the majority of the Company’s revenue was recognized at the time of sale. The percent of total segment revenue recognized over time for the Engineered Fastening segment for the three months ended April 4, 2026 and March 29, 2025 was 2.4% in both periods.

(Millions of Dollars)	First Quarter
	2026	2025
Capital and Software Expenditures
Tools & Outdoor	$47.4	$56.1
Engineered Fastening	11.1	8.9
Consolidated	$58.5	$65.0
Depreciation and Amortization
Tools & Outdoor	$95.6	$98.8
Engineered Fastening	17.4	29.6
Consolidated	$113.0	$128.4

(Millions of Dollars)	April 4, 2026	January 3, 2026
Segment Assets
Tools & Outdoor	$18,006.5	$17,705.5
Engineered Fastening	2,381.4	2,402.0
	20,387.9	20,107.5
Assets held for sale	1,551.0	1,536.3
Corporate assets	(339.1)	(400.1)
Consolidated	$21,599.8	$21,243.7

Corporate assets primarily consist of cash, deferred taxes, property, plant and equipment, and right-of-use lease assets. Based on the nature of the Company's cash pooling arrangements, at times the corporate-related cash accounts will be in a net liability position.

GEOGRAPHIC AREAS

The following table is a summary of net sales by geographic area for the three months ended April 4, 2026 and March 29, 2025:

(Millions of Dollars)	Year-to-Date
	2026	2025
United States	$2,334.8	$2,327.3
Canada	194.3	198.1
Other Americas	211.0	179.2
Europe	820.9	752.0
Asia	285.4	288.0
Consolidated	$3,846.4	$3,744.6
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
Government Litigation
As previously disclosed, on January 19, 2024, the Company was notified by the Compliance and Field Operations Division (the “Division”) of the Consumer Product Safety Commission (“CPSC”) that the Division intended to recommend the imposition of a civil penalty of approximately $32 million for alleged untimely reporting in relation to certain utility bars and miter saws that were subject to voluntary recalls in September 2019 and March 2022, respectively. The Company believes there are defenses to the Division’s claims, and has presented its defenses in a meeting with the Division on February 29, 2024 and in a written submission dated March 29, 2024. On April 1, 2024, the Division informed the Company's counsel that the Division intended to recommend that the CPSC refer the matter to the U.S. Department of Justice (the “DOJ”). On May 1, 2024, the Company was informed that the CPSC voted to refer the matter to the DOJ. In December 2024, the CPSC requested that the Company reproduce documents previously provided to the CPSC following changes to the agency’s electronic file sharing system and the Company reproduced the requested documents to the CPSC. Counsel for the Company and DOJ met to discuss the parties' positions. On December 22, 2025, DOJ filed suit in the U.S. District Court for the District of Maryland related to the matter, naming Black & Decker (U.S.) Inc. as a defendant. The Company believes that it took timely and appropriate action and intends to vigorously defend itself against the claims brought by DOJ. The Company does not expect that any sum it may have to pay in connection with this matter, including any reserved amount, will have a materially adverse effect on its financial position, results of operations or liquidity.
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
The Company’s policy is to accrue environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. If no amount in the range of probable loss is considered most likely, the minimum loss in the range is accrued. The amount of liability recorded is based on an evaluation of currently available facts with respect to each individual site and includes such factors as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. The liabilities recorded do not take into account any claims for recoveries from insurance or third parties. As assessments and remediation progress at individual sites, the amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. As of April 4, 2026 and January 3, 2026, the Company had reserves of $252.9 million and $259.2 million, respectively, for remediation activities associated with Company-owned properties, as well as for Superfund sites, for losses that are probable and estimable. Of the April 4, 2026 amount, $49.9 million is classified as current within Accrued expenses and $203.0 million as long-term within Other liabilities which is expected to be paid over the estimated remediation period. As of April 4, 2026, the Company's net cash obligations, including the WCLC assets discussed below, is $237.3 million. As of April 4, 2026, the range of environmental remediation costs that is reasonably possible is $172.9 million to $389.5 million which is subject to change in the near term. The Company may be liable for environmental remediation of sites it no longer owns. Liabilities have been recorded on those sites in accordance with the Company's policy.
West Coast Loading Corporation
As of April 4, 2026, the Company has recorded $15.6 million in Other assets related to funding received by the Environmental Protection Agency (“EPA”) and placed in a trust in accordance with the final settlement with the EPA, embodied in a Consent Decree approved by the United States District Court for the Central District of California on July 3, 2013. Per the Consent Decree, Emhart Industries, Inc. (a dissolved and liquidated former indirectly wholly-owned subsidiary of The Black & Decker Corporation) (“Emhart”) has agreed to be responsible for an interim remedy at a site located in Rialto, California and formerly operated by WCLC, a defunct company for which Emhart was alleged to be liable as a successor. The remedy will be funded by (i) the amounts received from the EPA as gathered from multiple parties, and, to the extent necessary, (ii) Emhart's affiliate. The interim remedy required the construction of a water treatment facility and the treatment of ground water at or around the site for a period of approximately 30 years or more. The construction of the water treatment facility was completed in September 2023, and the treatment of ground water is ongoing. As of April 4, 2026, the Company's net cash obligation associated with these remediation activities, including WCLC assets, is $7.4 million.

Centredale Site
On April 8, 2019, the United States District Court approved a Consent Decree documenting the terms of a settlement between the Company and the United States for reimbursement of EPA's past costs and remediation of environmental contamination found at the Centredale Manor Restoration Project Superfund Site ("Centredale site"), located in North Providence, Rhode Island. Black & Decker and Emhart are liable for site clean-up costs under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") as successors to the liability of Metro-Atlantic, Inc., a former operator at the Centredale site. The Company is complying with the terms of the settlement and has fully reimbursed the EPA for its past costs. Remediation work at the Centredale site remains ongoing. After the EPA and the Rhode Island Department of Environmental Management (“RIDEM”) implemented regulatory changes that allows for the disposal of contaminated soil and sediment from the Centredale Site at the offsite Central Landfill located in Johnson, Rhode Island, the Company and the Rhode Island Resource Recovery Corporation (“RIRRC”) recently reached an agreement in principle to govern such disposal. The Company and the RIRRC are in the process of finalizing the documentation for that arrangement. Emhart’s contractor’s assessment of this offsite landfill disposal alternative involves soil and sediment volume estimates that could also change or increase as additional design investigations are performed at the site, which may further impact the remediation process. Emhart has entered into a cooperative agreement with the Federal and State Natural Resource Trustees to collectively conduct an assessment of what, if any, Natural Resource Damages may be associated with the contamination at the Centredale Site. That process remains in its very preliminary stages. Litigation continues in the District Court concerning Phase 3 of the case, which is addressing the potential allocation of liability to other PRPs who may have contributed to contamination of the Centredale site with dioxins, polychlorinated biphenyls and other contaminants of concern. Following a six-week bench trial in Phase 3 on the issue of CERCLA liability against 4 PRPs in October 2024, the Court issued a decision on September 8, 2025, finding all four PRPs liable for contamination at the Site. The litigation will now move to a final allocation phase, Phase 3(B), which will determine each PRP's equitable share of responsibility for the Centredale site investigation, cleanup costs, and other damages caused by the contamination. As of April 4, 2026, the Company has reserved $155.6 million for this site.
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
In March 2017, the EPA announced a plan to commence an allocation process to identify PRPs that may be eligible for a cash out settlement for the remediation costs. As a result of the allocation process, the EPA and certain parties (including the Company) reached an agreement for a cash-out settlement for remediation of the entire 17-mile LPR. On December 16, 2022, the United States lodged a Consent Decree with the United States District Court for the District of New Jersey in United States v. Alden Leeds, Inc. et al. (No. 2:22-cv-07326) (“Alden Leeds”) that addressed the liability of 85 parties (including the Company) for an aggregate amount of $150 million. On December 18, 2024, the Court granted the United States’ motion to enter the Consent Decree. The Court’s order entering the Consent Decree has been appealed by two parties (Occidental Chemical Company (“OCC”) and Nokia of America Corporation (“Nokia”)) which were not offered to participate in the settlement. While briefing was ongoing, OCC filed documents with the Court indicating that OCC is now known as Environmental Resource Holdings LCC due to internal reorganization. Nearly a month before OCC’s filing, OCC merged into a new Texas limited liability company named Snowcone, LLC, which then changed its name to Occidental Chemical Company, LLC. Occidental Chemical Company, LLC then executed a divisive merger under Texas law pursuant to which it split into two entities (1) Occidental Chemical Corporation, a Texas corporation (“OCC-Texas”), which retained OCC’s assets and (2) Occidental Chemical Company, LLC, which was stripped of its assets and changed its name to Environmental Resource Holdings LLC. In October 2025, OCC’s then-parent, Occidental Petroleum Corporation agreed to sell 100% of the equity in OCC-Texas to Berkshire Hathaway, Inc. (“Berkshire Hathaway”) for $9.7 billion. The sale of OCC-Texas to Berkshire Hathaway closed on January 2, 2026. The Company’s joint defense group called the Small Parties Group (or “SPG”) is seeking information to determine whether Environmental Resource Holdings LLC, the purported amended appellant as a result of OCC’s internal reorganization, is the proper party to the appeal and is evaluating its options to ensure that the corporate successor (which may include OCC-Texas as well as Environmental Resource Holdings LLC) has the financial resources to satisfy OCC’s liabilities at the LPR. On February 6, 2026, certain members of the SPG (including the Company) filed a complaint in the United States District Court for the District of New Jersey (BASF Catalysts LLC, et al. v. Occidental Chemical Corp., No. 2:26-cv-01226 (“BASF”)) against OCC-Texas requesting that the Court enter a declaratory judgment that OCC-Texas is jointly and severally liable for OCC’s CERCLA liabilities. Nokia and certain public entities, including the Passaic Valley Sewerage Commissioners (“PVSC”), filed motions to intervene in the lawsuit, which have been opposed by OCC-Texas. On March 24, 2026, OCC-Texas filed a motion to dismiss the complaint citing various grounds for dismissal. On April

20, 2026, the SPG plaintiffs and public entities filed briefs in opposition to OCC-Texas’s motion to dismiss. The appeal of the Court’s opinion in Alden Leeds granting the United States’ motion to enter the Consent Decree has been fully briefed by the parties. The Company has paid its share of the settlement amount, which currently is held in escrow by the EPA pending the outcome of the appeal.
On June 30, 2018, OCC filed a complaint in the United States District Court for the District of New Jersey (Occidental Chemical Corp. v. 21st Century Fox, et al. (No. 2:18-cv-11273) (“21st Century Fox”)) against over 100 companies, including the Company, seeking CERCLA cost recovery or contribution for past costs relating to various investigations and cleanups OCC has conducted or is conducting in connection with OU-2 and OU-4 and seeking a declaratory judgment to hold the defendants liable for their proper shares of future response costs for OCC's ongoing activities in connection with the Site, which would include OCC’s Remedial Investigation/Feasibility Study ("RI/FS") in Newark Bay (OU-3 of the Site). The litigation was stayed while the Court considered the Consent Decree and during the appeal discussed above. On April 21, 2026, Environmental Resource Holdings, LLC, as successor to OCC, filed a letter with the Court requesting leave to file a motion to consolidate the litigation in BASF into 21st Century Fox. The SPG parties will oppose the motion to consolidate the two actions.
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
Kerr McGee
Per the terms of a Final Order and Judgment approved by the United States District Court for the Middle District of Florida on January 22, 1991, Emhart is responsible for a percentage of remedial costs arising out of the Kerr McGee Chemical Corporation Superfund Site located in Jacksonville, Florida. On March 15, 2017, the Company received formal notification from the EPA that the EPA had issued a ROD selecting the preferred alternative identified in the Proposed Cleanup Plan. The Multistate Trust managing the remediation provides quarterly projections for the remediation costs for work to be performed, and the Company adjusts the reserve for its percentage share of such costs accordingly. As of April 4, 2026, the Company has reserved $14.0 million for this site.
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

P.    COMMITMENTS AND GUARANTEES

COMMITMENTS — The Company has numerous assets, predominantly real estate, vehicles and equipment, under various lease arrangements. The following is a summary of the Company's right-of-use assets and lease liabilities:

(Millions of Dollars)	April 4, 2026	January 3, 2026
Right-of-use assets	$454.9	$464.3
Lease liabilities	$465.3	$476.7
Weighted-average incremental borrowing rate	4.7%	4.7%
Weighted-average remaining term	6 years	6 years

Right-of-use assets are included within Other assets in the Condensed Consolidated Balance Sheets, while lease liabilities are included within Accrued expenses and Other liabilities, as appropriate. The Company determines its incremental borrowing rate based on interest rates from its debt issuances, taking into consideration adjustments for collateral, lease terms and foreign currency. As of April 4, 2026 and January 3, 2026, $7.8 million and $7.2 million of right-of-use assets, respectively, and $7.7 million and $7.0 million of lease liabilities, respectively, were reclassified to held for sale due to the divestiture of the CAM business.

The Company has arrangements with third-party financial institutions that offer voluntary supply chain finance ("SCF") programs. These arrangements enable certain of the Company’s suppliers, at the supplier’s sole discretion, to sell receivables due from the Company to the financial institutions on terms directly negotiated with the financial institutions. The Company negotiates commercial terms with its suppliers, including prices, quantities, and payment terms, regardless of suppliers’ decisions to finance the receivables due from the Company under these SCF programs. The Company has no economic interest in a supplier’s decision to participate in these SCF programs, and no direct financial relationship with the financial institutions, as it relates to these SCF programs. The amounts due to the financial institutions for suppliers that voluntarily participate in these SCF programs were presented within Accounts payable on the Company’s Condensed Consolidated Balance Sheets and totaled $387.5 million and $349.3 million as of April 4, 2026 and January 3, 2026, respectively.

As of April 4, 2026, the Company had unrecognized commitments that require the future purchase of goods or services (unconditional purchase obligations) to provide it with access to products and services at competitive prices. These obligations consist of supplier agreements with long-term minimum material purchase requirements and freight forwarding arrangements with minimum quantity commitments. As of April 4, 2026, the Company had unconditional purchase obligations of $89.2 million, consisting of $43.9 million in 2026 and $45.3 million in 2027. The decrease in unconditional purchase obligations from January 3, 2026 is primarily attributable to an amendment executed with a supplier in the first quarter of 2026.

GUARANTEES — The Company’s financial guarantees at April 4, 2026 are as follows:

(Millions of Dollars)	Term	Maximum Potential Payment	Carrying Amount of Liability
Guarantees on the residual values of leased assets	Four years to nine years	$45.5	$—
Standby letters of credit	Up to twenty years	177.2	—
Commercial customer financing arrangements	Up to ten years	105.1	16.2
Total		$327.8	$16.2
The Company has guaranteed a portion of the residual values associated with certain of its variable rate leases. The lease guarantees are for an amount up to $45.5 million while the fair value of the underlying assets is estimated at $56.2 million. The related assets would be available to satisfy the guarantee obligations.

The Company has issued $177.2 million in standby letters of credit that guarantee future payments which may be required under certain insurance programs and in relation to certain environmental remediation activities described more fully in Note O, Contingencies.

The Company provides various limited and full recourse guarantees to financial institutions that provide financing to U.S. and Canadian Mac Tool distributors and franchisees for their initial purchase of the inventory and trucks necessary to function as a distributor and franchisee. In addition, the Company provides limited and full recourse guarantees to financial institutions that extend credit to certain end retail customers of its U.S. Mac Tool distributors and franchisees. The gross amount guaranteed in these arrangements is $105.1 million and the $16.2 million carrying value of the guarantees issued is recorded in Other liabilities in the Condensed Consolidated Balance Sheets.

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

The changes in the carrying amount of product warranties for the three months ended April 4, 2026 and March 29, 2025 are as follows:

(Millions of Dollars)	2026	2025
Balance beginning of period	$157.8	$140.1
Warranties and guarantees issued	40.2	39.5
Warranty payments and currency	(36.3)	(34.5)
Balance end of period	$161.7	$145.1

Q.    DIVESTITURES

Consolidated Aerospace Manufacturing

On April 6, 2026, the Company completed the previously announced sale of its CAM business and received proceeds of approximately $1.8 billion in cash. The divestiture is part of the Company's strategic commitment to simplify and streamline its portfolio to focus on its core Tools & Outdoor and Engineered Fastening businesses. As of April 4, 2026 and January 3, 2026, the assets and liabilities related to the CAM business were classified as held for sale on the Company's Condensed Consolidated Balance Sheets. This divestiture does not qualify for discontinued operations and therefore, its results are included in the Company's continuing operations within the Engineered Fastening segment for all periods presented. The estimated pre-tax gain on sale to be recognized during the second quarter of 2026 is approximately $260 million to $280 million. As part of the purchase and sale agreement, the Company will perform transition services relating to certain administrative functions for the purchaser primarily for a period of six months or less, pending integration of these functions into their pre-existing business processes.
Following is the pre-tax income for this business for the three months ended April 4, 2026, and March 29, 2025:

(Millions of Dollars)	2026	2025
Pre-tax income	$22.8	$3.3

The carrying amounts of the assets and liabilities that were aggregated in assets held for sale and liabilities held for sale as of April 4, 2026 and January 3, 2026 are presented in the following table:

(Millions of Dollars)	April 4, 2026	January 3, 2026
Cash and cash equivalents	$1.5	$—
Accounts and notes receivable, net	96.0	94.2
Inventories, net	173.6	168.0
Other current assets	0.4	0.2
Property, plant and equipment, net	121.9	117.1
Goodwill	737.1	739.4
Intangibles, net	412.7	410.1
Other assets	7.8	7.3
Total assets	$1,551.0	$1,536.3

Accounts payable and accrued expenses	$56.8	$44.2
Other long-term liabilities	9.7	9.4
Total liabilities	$66.5	$53.6

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

With a strengthened foundation and a more streamlined organization, focused on its core imperatives, the Company is well-positioned to drive performance towards its long-term financial targets.

In terms of capital allocation, the Company’s top priority is funding organic growth investments that drive long-term value. The Company also remains committed, over time, to maintaining a strong and growing dividend and opportunistically repurchasing shares. The Company has deployed the vast majority of the net proceeds from the Consolidated Aerospace Manufacturing ("CAM") divestiture to reduce debt in the second quarter of 2026. The Company is now positioned to pursue capital allocation that accelerates shareholder value creation, which it expects to take the form of share repurchases.
Repurchases Of Common Stock
On April 23, 2026, the Board terminated the previous share repurchase program (the “April 2022 Program”) and approved a new share repurchase program of up to $500 million in purchase price of shares of the Company's common stock ("the April 2026 Program"). The April 2026 Program will expire 36 months from April 23, 2026. The Company may repurchase shares under the April 2026 Program through open market purchases, privately negotiated transactions or share repurchase programs, including one or more accelerated share repurchase programs (under which an initial payment for the entire repurchase amount may be made at the inception of the program). Such repurchases may be funded from cash on hand, short-term borrowings or other sources of cash at the Company’s discretion, and the Company is under no obligation to repurchase any shares pursuant to the April 2026 Program. The currently authorized shares available for repurchase under the April 2026 Program do not include approximately 3.6 million shares reserved and authorized for purchase under the Company’s approved repurchase program in place prior to the April 2026 Program relating to a forward share purchase contract entered into in March 2015.

Repurchases Of Securities Other Than Common Stock
In October 2025, the Board of Directors approved repurchases by the Company of its outstanding securities, other than its common stock, up to an aggregate amount of $3.0 billion. No repurchases have been executed pursuant to this authorization to date.
Divestitures
On April 6, 2026, the Company completed the previously announced sale of its CAM business to Howmet Aerospace for $1.8 billion in cash. The Company has deployed the vast majority of the net proceeds to reduce debt in the second quarter of 2026. For the three months ended April 4, 2026, net sales and segment profit for Engineered Fastening included $117.0 million and $22.0 million, respectively, related to the CAM business. See below for further discussion of the Company's business segments and results.
Refer to Note Q, Divestitures, for further discussion.
Global Cost Reduction Program
In mid-2022, the Company launched a Global Cost Reduction Program comprised of a series of initiatives designed to generate targeted pre-tax run-rate cost savings of $2.0 billion by resizing the organization, reducing inventory, and transforming its supply chain with the ultimate objective of driving long-term growth, improving profitability and generating strong cash flow. The program was completed as of the end of 2025 and generated approximately $2.1 billion of pre-tax run-rate savings, exceeding its original cost savings target. These savings were partially redeployed to fund over $300 million of innovation and commercial investments through 2025 designed to accelerate organic growth.
Although the broader Global Cost Reduction Program has been completed, the Company continues to pursue targeted and strategic footprint actions to support the ongoing network transformation and reposition its supply chain, as necessary.
The charges associated with the execution of the Global Cost Reduction Program in 2025, as well as the charges related to targeted footprint actions in 2026, are reflected in the Non-GAAP adjustments detailed below in "Results From Operations." The expected charges for 2026 are reflected in the Company's full year estimate of Non-GAAP adjustments detailed below in "2026 Guidance".

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

Engineered Fastening
The Engineered Fastening segment is comprised of the Engineered Fastening business.
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
RESULTS OF OPERATIONS
On April 6, 2026, the Company completed the previously announced sale of its CAM business to Howmet Aerospace. This divestiture does not qualify for discontinued operations and therefore, the results of the CAM business are included in the Company's Consolidated Statements of Operations and Comprehensive Income for all periods presented.
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
The Company provides expectations for the non-GAAP financial measures of full-year 2026 adjusted EPS, presented on a basis excluding certain gains and charges, as well as 2026 free cash flow. Forecasted full-year 2026 adjusted EPS is reconciled to forecasted full-year 2026 GAAP EPS under the section entitled "2026 Guidance" below. Consistent with past methodology, forecasted full-year 2026 GAAP EPS excludes the impacts of potential acquisitions and divestitures (unless otherwise noted), future regulatory changes or strategic shifts that could impact the Company's contingent liabilities or intangible assets, respectively, potential future cost actions in response to external factors that have not yet occurred, and any other items not specifically referenced under “2026 Guidance.” A reconciliation of forecasted 2026 free cash flow to its most directly comparable GAAP estimate is not available without unreasonable effort due to high variability and difficulty in predicting items that impact cash flow from operations, which could be material to the Company’s results in accordance with U.S. GAAP. The Company believes such a reconciliation would also imply a degree of precision that is inappropriate for this forward-looking measure.
The Company’s operating results at the consolidated level as discussed below include and exclude certain gains and charges impacting gross profit, SG&A, Other, net, and Income taxes. The Company’s business segment results as discussed below include and exclude certain gains and charges impacting gross profit and SG&A. Corporate overhead as discussed below includes and excludes certain gains and charges. These amounts for the first quarters of 2026 and 2025 are as follows:

First Quarter 2026

(Millions of Dollars)	GAAP	Non-GAAP Adjustments[2]	Non-GAAP
Gross profit	$1,157.3	$5.2	$1,162.5
Selling, general and administrative[1]	884.0	(7.7)	876.3
Earnings before income taxes	84.8	81.0	165.8
Income taxes[3]	25.2	18.4	43.6
Net earnings	59.6	62.6	122.2
Diluted earnings per share of common stock	$0.39	$0.41	$0.80

First Quarter 2025

(Millions of Dollars)	GAAP	Non-GAAP Adjustments[2]	Non-GAAP
Gross profit	$1,120.8	$16.7	$1,137.5
Selling, general and administrative[1]	867.0	(22.0)	845.0
Earnings before income taxes	127.6	31.5	159.1
Income taxes[3]	37.2	7.5	44.7
Net earnings	90.4	24.0	114.4
Diluted earnings per share of common stock	$0.60	$0.15	$0.75

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

Below is a summary of the pre-tax Non-GAAP adjustments for the first quarters of 2026 and 2025.

(Millions of Dollars)	2026	2025
Supply Chain Transformation Costs:
Footprint Rationalization[1]	$5.2	$6.6
Material Productivity & Operational Excellence	—	4.7
Other charges	—	5.4
Gross profit	$5.2	$16.7

Supply Chain Transformation Costs:
Footprint Rationalization[1]	$6.6	$6.1
Complexity Reduction & Operational Excellence[2]	—	10.0
Transition services costs related to previously divested businesses	—	5.3
Other charges	1.1	0.6
Selling, general and administrative	$7.7	$22.0

Income related to providing transition services to previously divested businesses	$—	$(6.8)
Deal-related costs and other	(2.6)	(1.9)
Other, net	$(2.6)	$(8.7)

Loss on sale of business	$3.1	$0.3
Asset impairment charges[3]	22.7	—
Restructuring charges[4]	44.9	1.2
Non-GAAP adjustments before income taxes	$81.0	$31.5

1	Footprint Rationalization costs in 2026 and 2025 primarily relate to site transformation and re-configuration costs. Facility exit costs related to site closures are reported in Restructuring charges.
2	Complexity Reduction & Operational Excellence costs in 2025 primarily related to third-party consulting fees to provide expertise in identifying business model changes and quantifying related cost savings opportunities within the Company’s Engineered Fastening business, developing a detailed program and related governance, and assisting the Company with the implementation of actions necessary to achieve the identified objectives.
3	Asset impairment charges in 2026 relate to the write-down of assets associated with the exit of a Tools and Outdoor product line and related plant closure.
4	Refer to "Restructuring Activities" below for further discussion.

Below is a summary of the Company’s operating results at the consolidated level, followed by an overview of business segment performance. Organic growth is utilized to describe the Company's results excluding the impacts of foreign currency fluctuations, acquisitions during their initial 12 months of ownership, divestitures, transfers of product lines between segments, and outdoor product line exits (as previously communicated).

Consolidated Results

Net Sales: Net sales were $3.846 billion in the first three months of 2026 compared to $3.745 billion in the first three months of 2025, an increase of 3%, which was driven by a 3% increase in price and a 3% increase from foreign currency, partially offset by a 3% decrease in volume. Tools & Outdoor net sales increased 2% compared to the first three months of 2025 as a 4% increase in price and a 3% increase from foreign currency was partially offset by a 5% decrease in volume. Engineered Fastening net sales increased 10% compared to the first three months of 2025, driven by a 6% increase in volume, a 3% increase from foreign currency, and a 1% increase in price.

Cost of Sales and Gross Profit: The Company reported cost of sales of $2.689 billion in the first three months of 2026 compared to $2.624 billion in the first three months of 2025. The year-over-year increase in cost of sales was primarily driven by tariff costs, volume deleveraging, and inflation, partially offset by operational cost improvements. Gross profit, defined as sales less cost of sales, was $1.157 billion, or 30.1% of net sales, in the first three months of 2026 compared to $1.121 billion, or 29.9% of net sales, in the first three months of 2025. Non-GAAP adjustments, which increased cost of sales and reduced gross profit, were $5.2 million, or 0.1% of net sales, for the three months ended April 4, 2026, and $16.7 million, or 0.5% of net sales, for the three months ended March 29, 2025. Excluding these adjustments, gross profit was 30.2% of net sales for the three months ended April 4, 2026, compared to 30.4% of net sales for the three months ended March 29, 2025. Gross profit as a percent of sales and adjusted gross profit as a percent of sales were fairly consistent year-over-year as operational cost improvements and higher pricing were largely offset by increased tariff expense, volume deleverage, and other inflation.
Selling, general and administrative: SG&A, inclusive of the provision for credit losses, was $884.0 million, or 23.0% of net sales, in the first three months of 2026, compared to $867.0 million, or 23.2% of net sales, in the first three months of 2025. Within SG&A, Non-GAAP adjustments totaled $7.7 million, or 0.2% of net sales, for the three months ended April 4, 2026. and $22.0 million, or 0.6% of net sales, for the three months ended March 29, 2025. Excluding these adjustments, SG&A was 22.8% of net sales for the three months ended April 4, 2026, compared to 22.6% for the three months ended March 29, 2025. SG&A as a percent of sales and adjusted SG&A as a percent of sales were fairly consistent year-over-year as strategic growth investments were balanced by disciplined and targeted cost management.
Distribution center costs (i.e. warehousing and fulfillment facility and associated labor costs) are classified within SG&A. This classification may differ from other companies who may report such expenses within cost of sales. Due to diversity in practice, to the extent the classification of these distribution costs differs from other companies, the Company’s gross margins may not be comparable. Such distribution costs classified in SG&A amounted to $135.9 million and $129.0 million for the first three months of 2026 and 2025, respectively.

Other, net: Other, net totaled $41.9 million and $47.5 million in the first three months of 2026 and 2025, respectively. Excluding Non-GAAP adjustments, Other, net totaled $44.5 million and $56.2 million for the first three months of 2026 and 2025, respectively. The year-over-year decrease in Other, net, both inclusive and exclusive of Non-GAAP adjustments, is primarily driven by lower intangible amortization expense in 2026.

Loss on Sale of Business: During the first three months of 2026, the Company reported a pre-tax loss of $3.1 million related to the divestiture of a small business in the Tools & Outdoor segment. During the first three months of 2025, the Company reported a pre-tax loss of $0.3 million related to the divestiture of a small business in the Engineered Fastening segment.

Asset Impairment Charges: During the first quarter of 2026, the Company recorded a pre-tax impairment charge of $22.7 million related to a write-down of assets associated with the exit of a Tools and Outdoor product line and related plant closure.

Interest, net: Net interest expense was $75.9 million in the first quarter of 2026 and $77.2 million in the first quarter of 2025. The year-over-year decrease was primarily driven by lower interest expense partially offset by lower interest income, both due to lower interest rates.

Income Taxes: For the three months ended April 4, 2026, the Company recognized income tax expense of $25.2 million, resulting in an effective tax rate of 29.7%. Excluding the tax effect on Non-GAAP adjustments for the three months ended April 4, 2026, the Company recognized income tax expense of $43.6 million, resulting in an effective tax rate of 26.3%. These effective tax rates for the three months ended April 4, 2026 differ from the U.S. statutory tax rate of 21% primarily due to non-

deductible expenses, U.S. tax on foreign earnings, and losses for which a tax benefit is not recognized, partially offset by tax credits.

For the three months ended March 29, 2025, the Company recognized income tax expense of $37.2 million, resulting in an effective tax rate of 29.2%. Excluding the tax effect on Non-GAAP adjustments for the three months ended March 29, 2025, the Company recognized income tax expense of $44.7 million, resulting in an effective tax rate of 28.1%. These effective tax rates for the three months ended March 29, 2025 differ from the U.S. statutory tax rate of 21% primarily due to non-deductible expenses, losses for which a tax benefit is not recognized, and U.S. tax on foreign earnings, partially offset by remeasurement of uncertain tax position reserves and tax credits.

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

The Company has performed an assessment of the potential impact to its income taxes as a result of Pillar Two. The assessment of the potential impact is based on the most recent tax filings, country-by-country reporting, and financial statements of affected subsidiaries. Based on results of the assessment, the Company believes it can avail itself of the transitional safe harbor rules in most jurisdictions in which the Company operates. There are, however, a limited number of jurisdictions where the transitional safe harbor relief does not apply. The Pillar Two tax impact from these jurisdictions is expected to be immaterial to the Company's 2026 estimated annual tax rate. The Company continues to assess the potential impact of Pillar Two, including the SbS system, and monitor developments in legislation, regulation, and interpretive guidance in these areas.

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
The Company’s operations are classified into two reportable business segments: Tools & Outdoor and Engineered Fastening.
Tools & Outdoor:

	Year-to-Date
(Millions of Dollars)	2026	2025
Net sales	$3,335.6	$3,280.9
Segment profit	$276.0	$289.2
% of Net sales	8.3%	8.8%

Tools & Outdoor net sales increased $54.7 million, or 2%, in the first three months of 2026 compared to the first three months of 2025 as a 4% increase in price and a 3% increase from foreign currency was partially offset by a 5% decrease in volume. Tools & Outdoor organic revenues decreased 1% primarily due to lower retail volumes in North America, which was mostly offset by increased sell-in ahead of the outdoor product spring season, strong performance in prioritized international markets, and higher rates of professional conversions within the U.S. commercial & industrial channel. Total revenue decreased 1% in North America and increased 11% and 6% in Europe and the rest of the world, respectively. Excluding the impact from foreign currency, organic revenue decreased 2% in North America, increased 1% in Europe, and remained flat in the rest of the world.
Tools & Outdoor Segment profit for the first three months of 2026 was $276.0 million, or 8.3% of net sales, compared to $289.2 million, or 8.8% of net sales, in the first three months of 2025. Excluding Non-GAAP adjustments, which primarily related to footprint actions in both periods, of $12.6 million, or 0.4% of net sales, in the first three months of 2026, and $25.0 million, or 0.8% of net sales, in the first three months of 2025, segment profit was 8.7% of net sales in the first three months of 2026 and 9.6% of net sales in the first three months of 2025. The year-over-year changes in segment profit as a percent of sales and adjusted segment profit as a percent of sales were primarily driven by growth investments and greater sales volume of lower-margin outdoor products. Higher pricing in the first three months of 2026 was largely offset by increased tariff expenses.
Engineered Fastening:

	Year-to-Date
(Millions of Dollars)	2026	2025
Net sales	$510.8	$463.7
Segment profit	$60.9	$39.0
% of Net sales	11.9%	8.4%
Engineered Fastening net sales increased $47.1 million, or 10%, in the first three months of 2026 compared to the first three months of 2025, driven by a 6% increase in volume, a 3% increase from foreign currency, and a 1% increase in price. Engineered Fastening organic revenues increased 7% driven by robust aerospace growth and automotive outperforming the market, partially offset by a decline in industrial volume.
Engineered Fastening segment profit for the first three months of 2026 totaled $60.9 million, or 11.9% of net sales, compared to $39.0 million, or 8.4% of net sales, in the corresponding 2025 period. Excluding Non-GAAP adjustments of $0.2 million, or 0.1% of net sales, in the first three months of 2026, and $7.7 million, or 1.7% of net sales, in the first three months of 2025, which primarily related to costs associated with the supply chain transformation, segment profit amounted to 12.0% of net sales in the first three months of 2026 compared to 10.1% of net sales in the first three months of 2025. The year-over-year changes in segment profit as a percent of sales and adjusted segment profit as a percent of sales were driven by improved profitability in aerospace and higher volume and mix in automotive.

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
Corporate overhead amounted to $63.6 million and $74.4 million in the first three months of 2026 and 2025, respectively. Excluding Non-GAAP adjustments of $0.1 million in the first three months of 2026 and $6.0 million in the first three months of 2025, which primarily consisted of transition services costs related to previously divested businesses, the corporate overhead element of SG&A was $63.5 million and $68.4 million in the first three months of 2026 and 2025, respectively.

RESTRUCTURING ACTIVITIES
A summary of the restructuring reserve activity from January 3, 2026 to April 4, 2026 is as follows:

(Millions of Dollars)	January 3, 2026	Net Additions	Usage	Currency	April 4, 2026
Severance and related costs	$45.7	$40.2	$(18.2)	$0.2	$67.9
Facility closures and other	2.1	4.7	(4.7)	—	2.1
Total	$47.8	$44.9	$(22.9)	$0.2	$70.0
For the three months ended April 4, 2026, the Company recognized net restructuring charges of $44.9 million related to severance costs primarily associated with reorganizations of the Company’s supply chain resources and a plant closure, as well as facility exit costs. The Company expects to achieve annual net cost savings of approximately $78 million by the end of 2027 related to the restructuring costs incurred during the three months ended April 4, 2026. The majority of the $70.0 million of reserves remaining as of April 4, 2026 is expected to be utilized within the next twelve months.
Segments:
The $44.9 million of net restructuring charges for the three months ended April 4, 2026 includes: $35.6 million in the Tools & Outdoor segment; $7.5 million in the Engineered Fastening segment; and $1.8 million in Corporate.
The anticipated annual net cost savings of approximately $78 million related to the 2026 restructuring actions include: $63 million in the Tools & Outdoor segment; $9 million in the Engineered Fastening segment; and $6 million in Corporate.

TARIFF POLICY IMPLICATIONS
On February 20, 2026, the U.S. Supreme Court issued a ruling invalidating tariffs imposed under the International Emergency Economic Powers Act ("IEEPA"). The ruling did not address potential refunds. The U.S. Court of International Trade (“CIT”) has ordered the U.S. Customs and Border Protection (“CBP”) to refund the collected IEEPA tariffs. The administrative process for seeking refunds of IEEPA tariffs previously paid remains under development and the CIT’s order may be subject to U.S. government challenge. On April 20, 2026, the CBP launched the Consolidated Administration and Processing of Entries (CAPE) system for IEEPA refunds, which the CBP plans to implement through a phased development approach. There can be no guarantee that a refund, if received, will equal the full amount of IEEPA tariffs paid, and any refund may be subject to taxes and other adjustments or further legal, regulatory, or administration developments. Given these uncertainties, the Company has not recognized any benefit or asset related to potential IEEPA tariff refunds as of April 4, 2026. Following the U.S. Supreme Court's decision, the U.S. administration announced additional tariffs under Section 122 of the Trade Act of 1974 (“Section 122 tariffs”) and could take action to implement additional tariffs in the future. The Company will continue to evaluate developments on tariff policy and the refund process related to IEEPA tariffs as new information becomes available.
In response to the U.S. administration’s policy actions in 2025 and recent developments in 2026 discussed above, as well as potential policy changes in the future, the Company is continuing to execute its plan with the objective to safeguard gross margins and position the business for success with a focus on achieving its long-term financial objectives.
The Company's guiding principles and actions executed in response to tariff policy remain unchanged:
•Serve its end users and customers during a dynamic period;
•Minimize cost increases through supply chain moves with a focus on leveraging the Company’s North American footprint and reducing China production for the United States by the end of 2026 or early 2027;
•Implemented price increases in 2025 with a long-term perspective and to protect cash flow; and
•Continue to proactively engage with the U.S. administration.
Refer to "2026 Guidance" below for more information.

2026 GUIDANCE
This discussion of certain guidance is intended to provide broad insight into the Company's near-term earnings and cash flow generation prospects. The Company is updating its guidance for 2026 diluted earnings per share on a GAAP basis to be in the range of $4.15 to $5.35, which is higher than prior guidance factoring in the expected gain on the recently closed CAM divestiture. The Company continues to expect diluted earnings per share excluding Non-GAAP adjustments to be in the range of $4.90 to $5.70. These ranges represent year-over-year growth of 79% and 13%, respectively, at the midpoint of each range as compared to 2025 performance. The Company is targeting free cash flow to be in the range of $500 to $700 million, which now includes projected taxes and fees associated with the recently closed CAM divestiture. Excluding such payments, free cash flow is expected to be in the range of $700 to $900 million, consistent with prior guidance.

The above guidance ranges exclude the results of the CAM business as of April 6, 2026, and the impacts of any potential future tariff refunds. Furthermore, the above guidance ranges assume that inflationary cost pressures resulting from the Middle East conflict, combined with inflation on battery metals and tungsten, will offset a temporary net tariff tailwind driven by the Supreme Court ruling on IEEPA tariffs, which were at higher levels than the Section 122 tariffs that have replaced them for a period of 150 days (through late July). The full year guidance ranges also assume an expectation that additional tariffs will take effect after the 150-day period at IEEPA-equivalent levels.

The difference between the guidance for 2026 diluted earnings per share on a GAAP basis and diluted earnings per share excluding Non-GAAP adjustments is approximately $0.35 to $0.75, consisting primarily of charges related to footprint actions and other cost actions, largely offset by the estimated gain on the recently closed sale of the CAM business.

FINANCIAL CONDITION

Liquidity, Sources and Uses of Capital: The Company’s primary sources of liquidity are cash flows generated from operations and available lines of credit under various credit facilities.

Operating Activities: Cash flows used in operations were $388.8 million in the first quarter of 2026 compared to $420.0 million in the corresponding period of 2025. The year-over-year change is primarily driven by changes in working capital.

Free Cash Flow: Free cash flow, as defined in the table below, was an outflow of $447.3 million and $485.0 million in the first quarters of 2026 and 2025, respectively. The year-over-year change in free cash flow was due to the same factor discussed above in operating activities. Management considers free cash flow an important indicator of its liquidity and capital efficiency, as well as its ability to fund future growth and provide dividends to shareowners, and is useful information for investors. Free cash flow does not include deductions for mandatory debt service, other borrowing activity, discretionary dividends on the Company’s common stock and business acquisitions, among other items.

	Year-to-Date
(Millions of Dollars)	2026	2025
Net cash used in operating activities	$(388.8)	$(420.0)
Less: capital and software expenditures	(58.5)	(65.0)
Free cash flow	$(447.3)	$(485.0)
Investing Activities: Cash flows used in investing activities totaled $55.5 million and $57.7 million in the first quarters of 2026 and 2025, respectively, primarily due to capital and software expenditures of $58.5 million and $65.0 million, respectively.
Financing Activities: Cash flows provided by financing activities totaled $508.2 million in the first quarter of 2026, primarily driven by net short-term commercial paper borrowings of $1.145 billion, partially offset by payments on long-term debt of $500.1 million and cash dividend payments on common stock of $126.0 million. Cash flows provided by financing activities totaled $502.0 million in the first quarter of 2025, primarily driven by net short-term commercial paper borrowings of $1.136 billion, partially offset by payments on long-term debt of $500.0 million and cash dividend payments on common stock of $124.5 million.

Credit Ratings & Liquidity:

The Company maintains investment grade credit ratings from the major U.S. rating agencies on its senior unsecured debt (S&P BBB+, Fitch BBB+, Moody's Baa3), as well as its commercial paper program (S&P A-2, Fitch F2, Moody's P-3). There were no changes to any of the Company's credit ratings during the first quarter of 2026. Failure to maintain investment grade rating levels could adversely affect the Company’s cost of funds, liquidity and access to capital markets, but would not have an adverse effect on the Company’s ability to access its existing committed credit facilities.

Cash and cash equivalents totaled $333.7 million and $280.1 million as of April 4, 2026 and January 3, 2026, respectively, which was primarily held in foreign jurisdictions.

As a result of the Tax Cuts and Jobs Act (the "Act"), the Company's tax liability related to the one-time transition tax associated with unremitted foreign earnings and profits totaled $2 million at April 4, 2026. The Act permits a U.S. company to elect to pay the net tax liability interest-free over a period of up to eight years.

In March 2026, the Company redeemed its $500 million 3.40% notes, at maturity.

The Company has a $3.5 billion commercial paper program which includes Euro denominated borrowings in addition to U.S. Dollars. As of April 4, 2026, the Company had commercial paper borrowings outstanding of $1.7 billion, of which $547.6 million in Euro denominated commercial paper was designated as a net investment hedge. In the second quarter of 2026, the Company utilized the vast majority of the net proceeds from the CAM divestiture to repay commercial paper borrowings. As of January 3, 2026, the Company had $605.6 million of commercial paper borrowings outstanding, of which $555.6 million in Euro denominated commercial paper was designated as a net investment hedge. Refer to Note H, Financial Instruments, for further discussion.

In June 2024, the Company amended and restated its existing five-year $2.5 billion committed credit facility with the concurrent execution of a new five year $2.25 billion committed credit facility (the “5-Year Credit Agreement”). Borrowings under the 5-Year Credit Agreement may be made in U.S. Dollars, Euros or Pounds Sterling. A sub-limit of an amount equal to the Euro equivalent of $800.0 million is designated for swing line advances. Borrowings bear interest at a floating rate plus an applicable margin dependent upon the denomination of the borrowing and specific terms of the 5-Year Credit Agreement. The Company must repay all advances under the 5-Year Credit Agreement by the earlier of June 28, 2029 or upon termination. The 5-Year Credit Agreement is designated to be a liquidity back-stop for the Company's $3.5 billion U.S. Dollar and Euro commercial paper program. In June 2025, the 5-Year Credit Agreement was amended to include the covenants listed below. As of April 4, 2026 and January 3, 2026, the Company had not drawn on its five-year committed credit facility.

In June 2025, the Company terminated its 364-Day $1.25 billion committed credit facility ("the 2024 Syndicated 364-Day Credit Agreement") dated June 2024. There were no outstanding borrowings under the 2024 Syndicated 364-Day Credit Agreement upon termination and as of December 28, 2024. Contemporaneously, the Company entered into a new $1.25 billion syndicated 364-Day Credit Agreement (the "2025 Syndicated 364-Day Credit Agreement") which is a revolving credit loan. The borrowings under the 2025 Syndicated 364-Day Credit Agreement may be made in U.S. Dollars or Euros and bear interest at a floating rate plus an applicable margin dependent upon the denomination of the borrowing and pursuant to the terms of the 2025 Syndicated 364-Day Credit Agreement. The Company must repay all advances under the 2025 Syndicated 364-Day Credit Agreement by the earlier of June 22, 2026 or upon termination. The Company may, however, convert all advances outstanding upon termination into a term loan that shall be repaid in full no later than the first anniversary of the termination date provided that the Company, among other things, pays a fee to the administrative agent for the account of each lender. The 2025 Syndicated 364-Day Credit Agreement serves as part of the liquidity back-stop for the Company’s $3.5 billion U.S. Dollar and Euro commercial paper program. As of April 4, 2026, the Company had not drawn on its 2025 Syndicated 364-Day Credit Agreement.

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

OTHER MATTERS
There have been no changes in the Company’s critical accounting estimates during the first quarter of 2026. Refer to the “Other Matters” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended January 3, 2026 for a discussion of the Company’s critical accounting estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no significant change in the Company’s exposure to market risk during the first quarter of 2026. Refer to the Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended January 3, 2026 and subsequent related filings with the Securities and Exchange Commission for further discussion.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of management, including the Company’s President and Chief Executive Officer and its Executive Vice President, Chief Financial Officer and Chief Administrative Officer, the Company has, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined under Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Company’s President and Chief Executive Officer and its Executive Vice President, Chief Financial Officer and Chief Administrative Officer have concluded that, as of April 4, 2026, the Company’s disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting that occurred during the first quarter of 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any goals, projections, guidance or scenarios regarding earnings, EPS, income, revenue, margins, or margin expansion, costs and cost savings/reductions, sales, sales growth, organic growth, profitability, cash flow, debt reduction, leverage ratios or other financial items; any statements of the plans, strategies, investments and objectives of management for future operations, including expectations around the Company's productivity and efficiency goals and future operational strategies following completion of the Company's transformation; future market share gain, shareholder returns, any statements concerning innovation initiatives and proposed new products, services or developments and brand prioritization strategies; any statements regarding future economic conditions or performance; any statements concerning future dividends or share repurchases; any statements of beliefs, plans, intentions or expectations; any statements and assumptions or scenarios regarding possible tariff and tariff impact projections, including those relating to Section 122 or Section 232 tariffs, potential additional future tariffs, tariff refunds, and any related mitigation plans (including price actions, supply chain adjustments) and expected timing and benefits related to such plans; any statements concerning the Company’s ability to maximize value for shareholders through active portfolio management and capital allocation, the impact of the CAM sale transaction to fund debt reduction and achieve target leverage ratios within the time period estimated, the Company’s capital allocation, any statements and assumptions or scenarios regarding cost inflation; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include, among others, the words “may,” “will,” “estimate,” “intend,” “could,” “project,” “plan,” “continue,” “believe,” “expect,” “anticipate,” “run-rate,” “annualized,” “forecast,” “commit,” “goal,” “target,” “design,” “on-track,” “position or positioning,” “guidance,” “aim,” “looking forward,” “multi-year” or any other similar words.
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
Important factors that could cause the Company's actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in its forward-looking statements include, among others, the following: (i) successfully developing, marketing and achieving sales from new products and services and the continued acceptance of current products and services as well as successful execution of, and realization of expected benefits from, the Company’s brand prioritization and investment strategy, including potential licensing initiatives and related restructuring efforts, and its ability to estimate and mitigate negative consequences from the same including, but not limited to, reduced ability to generate sales; (ii) macroeconomic factors, including global and regional business conditions, commodity availability and prices, inflation and deflation, interest rate volatility, currency exchange rates, and uncertainties in the global financial markets; (iii) laws, regulations and governmental policies affecting the Company's activities in the countries where it does business or sources supply inputs, including those related to taxation, data privacy, anti-bribery, anti-corruption, government contracts, and trade controls, including but not limited to, tariffs, import and export controls, raw material and rare earth related controls and other monetary and non-monetary trade regulations or barriers; (iv) the Company’s ability to predict the timing and extent of any trade related regulations (or any court rulings in response thereto), clearances, restrictions or policies, including but not limited to, trade barriers, tariffs, raw material and rare earth related controls, as well as its ability to successfully assess the impact to its business of, and mitigate or respond to, such macroeconomic or trade, tariff and raw material and rare earth import/export control changes, regulations or policies (including, but not limited to, the Company’s ability to predict and respond to court rulings in response thereto, to obtain any tariff refunds in amounts or within timeframes that would meaningfully offset the impact of tariffs on the Company’s business, or to obtain price increases from its customers and complete effective supply chain adjustments within anticipated time frames and ability to obtain rare earth related supply clearances); (v) the economic, political, cultural and legal environment in the U.S., Europe, and the emerging markets in which the Company generates sales, particularly Latin America and China; (vi) realizing the anticipated benefits of mergers, acquisitions, joint ventures, strategic alliances or divestitures and the costs associated with such transactions; (vii) pricing pressure and other changes within competitive markets; (viii) availability and price of raw materials, rare earth materials, component parts, freight, energy, labor and sourced finished goods; (ix) the impact that the tightened credit markets may have on the Company or its customers or suppliers; (x) the extent to which the Company has to write off accounts receivable, inventory or other assets or experiences supply chain disruptions in connection with bankruptcy filings by customers or suppliers; (xi) the Company's ability to identify and effectively execute productivity improvements and cost reductions, including complexity reduction through platforming products and SKU reduction initiatives, and other manufacturing and administrative reorganization actions; (xii) potential business, supply chain and distribution disruptions, including those related to physical security threats, information technology or cyber-attacks, epidemics, natural disasters or pandemics, sanctions, political unrest, war or terrorism, including the conflicts between Russia and Ukraine, and Israel and Hamas and tensions or conflicts in South Korea, China, Taiwan and the Middle East (including the ongoing conflict in Iran); (xiii) the continued consolidation of customers, particularly in consumer channels, and the Company’s continued reliance on significant customers;

(xiv) managing franchisee relationships; (xv) the impact of poor weather conditions and climate change and risks related to the transition to a lower-carbon economy, such as the Company's ability to successfully adopt new technology, meet market-driven demands for carbon neutral and renewable energy technology, or to comply with changes in environmental regulations or requirements, which may be more stringent and complex, impacting its reporting processes and manufacturing facilities and business operations as well as remediation plans and costs relating to any of its current or former locations or other sites; (xvi) maintaining or improving production rates in the Company's manufacturing facilities (including leveraging its North American footprint in connection with tariff mitigation), responding to significant changes in customer preferences or expectations, product demand and fulfilling demand for new and existing products, and learning, adapting and integrating new technologies into products, services and processes; (xvii) changes in the competitive landscape in the Company's markets; (xviii) the Company's non-U.S. operations, including sales to non-U.S. customers; (xix) the Company’s ability to predict the extent or timing of, and impact from demand changes within domestic or world-wide markets associated with construction, homebuilding and remodeling, aerospace, outdoor, engineered fastening, automotive and other markets which the Company serves; (xx) potential adverse developments in new or pending litigation and/or government investigations; (xxi) the incurrence of debt and changes in the Company's ability to obtain debt on commercially reasonable terms and at competitive rates; (xxii) substantial pension and other post-retirement benefit obligations; (xxiii) potential regulatory liabilities, including environmental, privacy, data breach, workers compensation and product liabilities; (xxiv) attracting, developing and retaining senior management and other key employees, managing a workforce in many jurisdictions, labor shortages, work stoppages or other labor disruptions; (xxv) the Company's ability to keep abreast with the pace of technological change; (xxvi) changes in accounting estimates; (xxvii) the Company’s ability to protect its intellectual property rights and to maintain its public reputation and the strength of its brands; (xxviii) critical or negative publicity, including on social media, whether or not accurate, concerning the Company’s brands, products, culture, key employees or suppliers, or initiatives, and the Company's handling of divergent stakeholder expectations regarding the same; and (xxix) failure to realize the expected benefits of the Company’s value creation, debt reduction and capital allocation strategy.
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
Forward-looking statements, and the factors that could cause actual results to differ materially from those forward-looking statements, in this Quarterly Report on Form 10-Q speak only as of the date hereof, and forward-looking statements in documents that are incorporated by reference herein speak only as of the date of those documents. The Company does not undertake any obligation or intention to update or revise any forward-looking statements, or the factors that could cause actual results to differ materially from those forward-looking statements, whether as a result of future events or circumstances, new information or otherwise, except as required by law.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
The Company’s Annual Report on Form 10-K for the year ended January 3, 2026, includes "Legal Proceedings" under Item 3 of Part I. There have been no material changes from the legal proceedings described in the Company's Annual Report on Form 10-K.
ITEM 1A. RISK FACTORS
The risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended January 3, 2026 filed with the Securities and Exchange Commission on February 24, 2026 (the "Form 10-K") should be considered together with information included in this Form 10-Q for the quarter ended April 4, 2026, and should not be considered the only risks to which the Company is exposed. Except as set forth below, there have been no material changes to the risk factors as disclosed in the Company’s Form 10-K.
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
Changes in governmental policy regarding international trade, including import and export regulation, sanctions, and international trade agreements, have negatively impacted the Company’s business. Beginning in 2025, the U.S. government announced a series of new tariffs on imported goods into the U.S., which prompted retaliatory actions from some of its trading partners, and in response, the Company introduced strategies to mitigate the impacts of these changes on its results of operations, including price increases and supply chain adjustments. While certain of these tariffs have been suspended, modified or invalidated, such as the invalidation of tariffs previously imposed under the International Emergency Economic Power Act (“IEEPA”) by the U.S. Supreme Court, the trade policy environment continues to evolve. The Company continues to monitor the current tariff landscape, however, there is no assurance that the Company will be able to mitigate the full impact of all such tariffs, retaliatory actions or other changes in trade policies that have or may develop. In addition, there may be ongoing uncertainty regarding the availability, timing and administration of any refund or review processes associated with tariffs that have been invalidated or otherwise modified, and there can be no assurance that the Company will be able to obtain refunds or that any refunds will be available to it in amounts or within timeframes that would meaningfully offset the impact of tariffs on the Company’s business. Furthermore, the overall impact and timing of any refunds, which if received may be subject to taxes and other adjustments or further legal, regulatory, or administration developments, remain highly uncertain.
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
There is a possibility of further escalation of trade tensions, or modifications to tariffs, trade restrictions or retaliatory efforts with little or no advance notice, which may result in disruption to the Company's supply chain and an increase in supply chain costs that the Company may not be able to accurately assess and offset. This could in turn require the Company to increase its prices and, in the event customer demand declines as a result, adversely impact the Company’s results of operations. For example, in April 2025, China imposed export restrictions on certain rare earth minerals that are used in certain components of the Company’s products, which resulted in delays and shortages of certain components. If China were to further restrict exporting, or implement burdensome and lengthy licensing processes for the export of, these materials or components, or pressure other countries to do so, the Company’s and its suppliers' ability to obtain such materials or components may be disrupted and the Company may not be able to obtain sufficient quantities, or obtain supply in a timely manner, or at a commercially reasonable cost.
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
Other Risks
The Company’s share repurchase program may not be fully consummated and could impact the price of the Company’s common stock and anticipated enhancements to long-term shareholder value may not be realized.
Although the Company has adopted a share repurchase program, it is not obligated to repurchase a specified number or dollar value of shares under this share repurchase program or at all, and the program may be suspended or terminated at any time at the Company’s discretion and without prior notice. The timing and amount of repurchases, if any, will depend on factors such as the Company’s historical and expected business performance, its cash and liquidity positions and priorities, the price of its common stock, economic and market conditions, and corporate and regulatory requirements. The Company’s share repurchase program could also affect the price of its common stock and increase trading volatility. There is no guarantee that the share repurchase program, even if fully implemented, will enhance shareholder value. Any failure to fully implement the share repurchase program may negatively impact the Company’s reputation, investor confidence, and the price of the Company’s common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
The following table provides information about the Company’s purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the three months ended April 4, 2026:

2026	Total Number Of Common Shares Purchased	Average Price Paid Per Common Share	Total Number Of Common Shares Purchased As Part Of A Publicly Announced Plan Or Program	(In Millions) Maximum Number Of Common Shares That May Yet Be Purchased Under The Program (a)
January 4 - February 7	—	$—	—	20
February 8 - March 7	—	—	—	20
March 8 - April 4	—	—	—	20
Total	—	$—	—	20
(a)On April 23, 2026, the Board terminated the previous share repurchase program (the “April 2022 Program”) and approved a new share repurchase program of up to $500 million in purchase price of shares of the Company's common stock ("the April 2026 Program"). The April 2026 Program will expire 36 months from April 23, 2026. The Company may repurchase shares under the April 2026 Program through open market purchases, privately negotiated transactions or share repurchase programs, including one or more accelerated share repurchase programs (under which an initial payment for the entire repurchase amount may be made at the inception of the program). Such repurchases may be funded from cash on hand, short-term borrowings or other sources of cash at the Company’s discretion, and the Company is under no obligation to repurchase any shares pursuant to the April 2026 Program. The currently authorized shares available for repurchase under the April 2026 Program do not include approximately 3.6 million shares reserved and authorized for purchase under the Company’s approved repurchase program in place prior to the April 2026 Program relating to a forward share purchase contract entered into in March 2015.

ITEM 5. OTHER INFORMATION

During the three months ended April 4, 2026, no director or Section 16 officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

(10.1)	Form of award document for 2026 Management Incentive Compensation Plan to executive officers (other than Donald Allan, Jr.) pursuant to the Stanley Black & Decker 2024 Omnibus Award Plan.*

(10.2)	Form of award document for the 2026-2028 Long-Term Incentive Program for grants to executive officers (other than Donald Allan, Jr.) pursuant to the Stanley Black & Decker 2024 Omnibus Award Plan.*

(10.3)	Form of stock option certificate for 2026 grants to executive officers (other than Donald Allan, Jr.) pursuant to the Stanley Black & Decker 2024 Omnibus Award Plan.*

(10.4)	Form of restricted stock unit award certificate for 2026 grants to executive officers (other than Donald Allan, Jr.) pursuant to the Stanley Black & Decker 2024 Omnibus Award Plan.*

(10.5)	Stock option certificate for 2026 grant to Donald Allan, Jr. pursuant to the Stanley Black & Decker 2024 Omnibus Award Plan.*

(10.6)	Restricted stock unit award certificate for 2026 grant to Donald Allan, Jr. pursuant to the Stanley Black & Decker 2024 Omnibus Award Plan.*

(31.1)	Certification by President and Chief Executive Officer pursuant to Rule 13a-14(a).

(31.2)	Certification by Executive Vice President, Chief Financial Officer and Chief Administrative Officer pursuant to Rule 13a-14(a).

(32.1)	Certification by President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)
Certification by Executive Vice President, Chief Financial Officer and Chief Administrative Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)
The following materials from Stanley Black & Decker Inc.'s Quarterly Report on Form 10-Q for the quarter ended April 4, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive Income for the three months ended April 4, 2026 and March 29, 2025; (ii) Condensed Consolidated Balance Sheets at April 4, 2026 and January 3, 2026; (iii) Condensed Consolidated Statements of Cash Flows for the three months ended April 4, 2026 and March 29, 2025; (iv) Consolidated Statements of Changes in Shareowners' Equity for the three months ended April 4, 2026 and March 29, 2025; and (v) Notes to Unaudited Condensed Consolidated Financial Statements**.

(104)	The cover page of Stanley Black & Decker Inc.'s Quarterly Report on Form 10-Q for the quarter ended April 4, 2026, formatted in iXBRL (included within Exhibit 101 attachments).

*	Management contract or compensation plan or arrangement

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANLEY BLACK & DECKER, INC.

Date:	April 29, 2026	By:	/s/ PATRICK HALLINAN
Patrick Hallinan
Executive Vice President, Chief Financial Officer and Chief Administrative Officer