Form 10-Q
period 2026-10-03
STANLEY BLACK & DECKER, INC.
filed 2026-11-04
CIK 93556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
148,696,226 shares of the registrant’s common stock were outstanding as of October 29, 2026.

PART I — FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
THREE AND NINE MONTHS ENDED OCTOBER 3, 2026 AND SEPTEMBER 27, 2025
(Unaudited, Millions of Dollars, Except Per Share Amounts)

	Third Quarter		Year-to-Date
	2026	2025	2026	2025
Net Sales	$3,731.6	$3,756.0	$11,538.7	$11,445.8
Costs and Expenses
Cost of sales	$2,278.1	$2,576.9	$7,622.1	$8,079.4
Selling, general and administrative	897.8	789.7	2,719.6	2,512.6
Provision for credit losses	6.7	1.3	16.8	18.5
Other, net	64.3	72.2	159.1	187.4
Loss (gain) on sales of businesses	20.4	—	(250.2)	0.3
Asset impairment charges	19.7	169.1	47.7	169.1
Restructuring charges	29.5	32.1	89.5	52.1
Interest income	(35.4)	(50.0)	(109.7)	(148.1)
Interest expense	92.3	129.1	301.8	384.6
	$3,373.4	$3,720.4	$10,596.7	$11,255.9
Earnings before income taxes	358.2	35.6	942.0	189.9
Income taxes	86.1	(15.8)	259.0	(53.8)
Net Earnings	$272.1	$51.4	$683.0	$243.7
Total Comprehensive Income	$221.1	$21.5	$582.7	$556.3
Earnings per share of common stock:
Basic	$1.84	$0.34	$4.56	$1.61
Diluted	$1.83	$0.34	$4.54	$1.61
See Notes to Unaudited Condensed Consolidated Financial Statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
OCTOBER 3, 2026 AND JANUARY 3, 2026
(Unaudited, Millions of Dollars, Except Share and Per Share Amounts)

	October 3, 2026	January 3, 2026
ASSETS
Current Assets
Cash and cash equivalents	$741.2	$280.1
Accounts and notes receivable, net	1,370.5	919.7
Inventories, net	3,841.5	4,157.1
Current assets held for sale	89.9	262.4
Prepaid expenses	320.2	328.6
Other current assets	56.7	31.1
Total Current Assets	6,420.0	5,979.0
Property, plant and equipment, net	1,644.1	1,831.8
Goodwill	7,197.6	7,287.9
Intangibles, net	2,865.1	3,086.9
Long-term assets held for sale	212.4	1,273.9
Other assets	1,705.0	1,784.2
Total Assets	$20,044.2	$21,243.7
LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities
Short-term borrowings	$—	$605.6
Current maturities of long-term debt	—	554.8
Accounts payable	2,423.4	2,163.0
Accrued expenses	2,035.8	1,878.1
Current liabilities held for sale	62.4	44.2
Total Current Liabilities	4,521.6	5,245.7
Long-term debt	4,704.7	4,703.3
Deferred taxes	60.7	66.2
Post-retirement benefits	282.7	330.2
Long-term liabilities held for sale	16.3	9.4
Other liabilities	1,616.7	1,834.3
Commitments and Contingencies (Notes P and O)
Shareowners’ Equity
Common stock, par value $2.50 per share: Authorized 300,000,000 shares in 2026 and 2025 Issued 176,902,738 shares in 2026 and 2025	442.3	442.3
Retained earnings	8,554.4	8,244.6
Additional paid in capital	5,174.3	5,063.0
Accumulated other comprehensive loss	(2,070.7)	(1,970.4)
	12,100.3	11,779.5
Less: cost of common stock in treasury (28,218,421 shares in 2026 and 21,866,327 shares in 2025)	(3,258.8)	(2,724.9)
Total Shareowners’ Equity	8,841.5	9,054.6
Total Liabilities and Shareowners’ Equity	$20,044.2	$21,243.7

See Notes to Unaudited Condensed Consolidated Financial Statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE AND NINE MONTHS ENDED OCTOBER 3, 2026 AND SEPTEMBER 27, 2025
(Unaudited, Millions of Dollars)

	Third Quarter		Year-to-Date
	2026	2025	2026	2025
OPERATING ACTIVITIES
Net earnings	$272.1	$51.4	$683.0	$243.7
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	84.6	92.9	270.8	276.7
Amortization of intangibles	26.2	37.3	82.4	112.0
Loss (gain) on sales of businesses	20.4	—	(250.2)	0.3
Asset impairment charges	19.7	169.1	47.7	169.1
Stock-based compensation expense	22.4	18.4	75.0	82.8
Changes in working capital	34.2	(38.7)	(72.5)	(380.1)
Changes in other assets and liabilities	178.9	(109.2)	196.6	(489.0)
Cash provided by operating activities	658.5	221.2	1,032.8	15.5
INVESTING ACTIVITIES
Capital and software expenditures	(73.5)	(65.9)	(196.9)	(210.5)
Proceeds from sales of businesses, net of cash sold	—	—	1,814.7	5.0
Other	0.5	0.8	6.9	15.5
Cash (used in) provided by investing activities	(73.0)	(65.1)	1,624.7	(190.0)
FINANCING ACTIVITIES
Payments on long-term debt	(53.6)	(350.1)	(553.7)	(850.4)
Net short-term commercial paper borrowings (repayments)	—	287.9	(604.8)	1,325.9
Proceeds from issuances of common stock	13.0	2.4	20.7	7.3
Purchases of common stock for treasury	(250.9)	(2.2)	(518.3)	(14.7)
Cash dividends on common stock	(122.9)	(125.8)	(373.2)	(374.3)
Partial cash settlement on forward share purchase contract	—	—	(125.0)	—
Other	(0.4)	(0.3)	(3.4)	(2.9)
Cash (used in) provided by financing activities	(414.8)	(188.1)	(2,157.7)	90.9
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(25.6)	(5.8)	(38.1)	68.3
Change in cash, cash equivalents and restricted cash	145.1	(37.8)	461.7	(15.3)
Cash, cash equivalents and restricted cash, beginning of period	604.0	315.3	287.4	292.8
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$749.1	$277.5	$749.1	$277.5

The following table provides a reconciliation of the cash, cash equivalents and restricted cash balances as of October 3, 2026 and January 3, 2026:

	October 3, 2026	January 3, 2026
Cash and cash equivalents	$741.2	$280.1
Restricted cash included in Other current assets	7.4	7.3
Cash and cash equivalents included in Current assets held for sale	0.5	—
Cash, cash equivalents and restricted cash	$749.1	$287.4
See Notes to Unaudited Condensed Consolidated Financial Statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY
THREE AND NINE MONTHS ENDED OCTOBER 3, 2026 AND SEPTEMBER 27, 2025
(Unaudited, Millions of Dollars, Except Share and Per Share Amounts)

	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Shareowners’ Equity
Balance January 3, 2026	$442.3	$5,063.0	$8,244.6	$(1,970.4)	$(2,724.9)	$9,054.6
Net earnings	—	—	59.6	—	—	59.6
Other comprehensive loss	—	—	—	(29.0)	—	(29.0)
Cash dividends declared — $0.83 per common share	—	—	(126.0)	—	—	(126.0)
Issuance of common stock (577,461 shares)	—	(65.2)	—	—	69.8	4.6
Repurchase of common stock (173,948 shares)	—	—	—	—	(15.3)	(15.3)
Stock-based compensation	—	28.2	—	—	—	28.2
Balance April 4, 2026	$442.3	$5,026.0	$8,178.2	$(1,999.4)	$(2,670.4)	$8,976.7
Net earnings	—	—	351.3	—	—	351.3
Other comprehensive loss	—	—	—	(20.3)	—	(20.3)
Cash dividends declared — $0.83 per common share	—	—	(124.3)	—	—	(124.3)
Issuance of common stock (110,048 shares)	—	(9.7)	—	—	12.8	3.1
Partial settlement of forward share repurchase contract (1,271,583 shares)	—	122.1	—	—	(122.1)	—
Repurchase of common stock (3,265,149 shares)	—	—	—	—	(252.1)	(252.1)
Stock-based compensation	—	24.4	—	—	—	24.4
Balance July 4, 2026	$442.3	$5,162.8	$8,405.2	$(2,019.7)	$(3,031.8)	$8,958.8
Net earnings	—	—	272.1	—	—	272.1
Other comprehensive loss	—	—	—	(51.0)	—	(51.0)
Cash dividends declared — $0.84 per common share	—	—	(122.9)	—	—	(122.9)
Issuance of common stock (209,968 shares)	—	(10.9)	—	—	23.9	13.0
Repurchase of common stock (2,538,891 shares)	—	—	—	—	(250.9)	(250.9)
Stock-based compensation	—	22.4	—	—	—	22.4
Balance October 3, 2026	$442.3	$5,174.3	$8,554.4	$(2,070.7)	$(3,258.8)	$8,841.5

	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Shareowners’ Equity
Balance December 28, 2024	$442.3	$5,071.3	$8,343.3	$(2,320.9)	$(2,816.1)	$8,719.9
Net earnings	—	—	90.4	—	—	90.4
Other comprehensive income	—	—	—	128.4	—	128.4
Cash dividends declared — $0.82 per common share	—	—	(124.5)	—	—	(124.5)
Issuance of common stock (452,443 shares)	—	(52.0)	—	—	54.7	2.7
Repurchase of common stock (137,371 shares)	—	—	—	—	(11.7)	(11.7)
Stock-based compensation	—	36.4	—	—	—	36.4
Balance March 29, 2025	$442.3	$5,055.7	$8,309.2	$(2,192.5)	$(2,773.1)	$8,841.6
Net earnings	—	—	101.9	—	—	101.9
Other comprehensive income	—	—	—	214.1	—	214.1
Cash dividends declared — $0.82 per common share	—	—	(124.0)	—	—	(124.0)
Issuance of common stock (78,970 shares)	—	(7.4)	—	—	9.6	2.2
Repurchase of common stock (13,424 shares)	—	—	—	—	(0.8)	(0.8)
Stock-based compensation	—	28.0	—	—	—	28.0
Balance June 28, 2025	$442.3	$5,076.3	$8,287.1	$(1,978.4)	$(2,764.3)	$9,063.0
Net earnings	—	—	51.4	—	—	51.4
Other comprehensive loss	—	—	—	(29.9)	—	(29.9)
Cash dividends declared — $0.83 per common share	—	—	(125.8)	—	—	(125.8)
Issuance of common stock (130,074 shares)	—	(13.2)	—	—	15.6	2.4
Repurchase of common stock (32,912 shares)	—	—	—	—	(2.2)	(2.2)
Stock-based compensation	—	18.4	—	—	—	18.4
Balance September 27, 2025	$442.3	$5,081.5	$8,212.7	$(2,008.3)	$(2,750.9)	$8,977.3
See Notes to Unaudited Condensed Consolidated Financial Statements.

STANLEY BLACK & DECKER, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 3, 2026

A.    SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (hereinafter referred to as “generally accepted accounting principles" or "GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations for the interim periods have been included and are of a normal, recurring nature. Operating results for the three and nine months ended October 3, 2026 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes included in Stanley Black & Decker, Inc.’s (the “Company”) Annual Report on Form 10-K for the year ended January 3, 2026, and subsequent related filings with the Securities and Exchange Commission ("SEC").

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. While management believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from these estimates.

Divestitures

In September 2026, the Company announced that it had entered into a definitive agreement for the sale of its Excel Industries ("Excel") business. Based on management's commitment to sell this business, the assets and liabilities related to Excel were classified as held for sale on the Company's Condensed Consolidated Balance Sheets as of October 3, 2026. There were no assets or liabilities held for sale relating to Excel as of January 3, 2026. This pending divestiture does not qualify for discontinued operations and therefore, its results are included in the Company's Consolidated Statements of Operations and Comprehensive Income for all periods presented.

On April 6, 2026, the Company completed the sale of its Consolidated Aerospace Manufacturing ("CAM") business. Based on management's commitment to sell this business, the assets and liabilities related to CAM were classified as held for sale on the Company's Condensed Consolidated Balance Sheets as of January 3, 2026. This divestiture does not qualify for discontinued operations and therefore, its results were included in the Company's Consolidated Statements of Operations and Comprehensive Income through the date of sale.

Refer to Note Q, Divestitures, for further discussion of the pending Excel sale and CAM divestiture.

IEEPA Tariff Refunds

On February 20, 2026, the U.S. Supreme Court issued a ruling invalidating tariffs imposed under the International Emergency Economic Powers Act ("IEEPA"). The ruling did not address potential refunds. The U.S. Court of International Trade (“CIT”) has ordered the U.S. Customs and Border Protection (“CBP”) to refund the collected IEEPA tariffs. On April 20, 2026, the CBP launched the Consolidated Administration and Processing of Entries (CAPE) system for IEEPA refunds, which the CBP continues to implement through a phased approach. The Company has submitted claims within the CAPE system and separately through the CBP seeking refunds of previously paid IEEPA tariffs.

The Company is applying a gain contingency model in accordance with ASC 450-30, Gain Contingencies, to account for recoveries of previously paid IEEPA tariffs. Under this model, a gain contingency is not recognized in the financial statements until the gain is realized or realizable. During the three and nine months ended October 3, 2026, the Company recognized a pre-tax gain of $180.7 million and $298.7 million, respectively, in cost of sales related to IEEPA tariff refunds realized, which was partially offset by directly attributable costs for variable incentive compensation and growth investments impacting gross profit and selling, general, and administrative ("SG&A") expenses totaling $48.2 million and $131.6 million for the three and nine months ended October 3, 2026, respectively, and related tax effects approximating the Company's marginal tax rate. Refer to Note O, Contingencies, for further discussion.

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

C.    EARNINGS PER SHARE

The following table reconciles net earnings and the weighted-average shares outstanding used to calculate basic and diluted earnings per share of common stock for the three and nine months ended October 3, 2026 and September 27, 2025:

	Third Quarter		Year-to-Date
	2026	2025	2026	2025
Numerator (in millions):
Net Earnings	$272.1	$51.4	$683.0	$243.7

Denominator (in thousands):
Basic weighted-average shares outstanding	147,597	151,341	149,714	151,195
Dilutive effect of stock contracts and awards	1,029	617	748	605
Diluted weighted-average shares outstanding	148,626	151,958	150,462	151,800

Earnings per share of common stock:
Basic	$1.84	$0.34	$4.56	$1.61
Diluted	$1.83	$0.34	$4.54	$1.61

The following weighted-average stock options were not included in the computation of weighted-average diluted shares outstanding because the effect would be anti-dilutive (in thousands):

	Third Quarter		Year-to-Date
	2026	2025	2026	2025
Number of stock options	4,535	6,457	5,553	6,254

During the second and third quarters of 2026, the Company executed open market share repurchases of 3,239,690 and 2,528,779 shares of its common stock, respectively, for approximately $250.0 million in each quarter.
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

D.    ACCOUNTS AND NOTES RECEIVABLE, NET

(Millions of Dollars)	October 3, 2026	January 3, 2026
Trade accounts receivable	$1,228.4	$775.0
Notes receivable	71.3	68.0
Other accounts receivable	152.6	145.3
Accounts and notes receivable	$1,452.3	$988.3
Allowance for credit losses	(81.8)	(68.6)
Accounts and notes receivable, net	$1,370.5	$919.7
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

The changes in the allowance for credit losses for the three and nine months ended October 3, 2026 and September 27, 2025 are as follows:

	Third Quarter		Year-to-Date
(Millions of Dollars)	2026	2025	2026	2025
Beginning balance	$77.2	$82.5	$68.6	$84.7
Charged to costs and expenses	6.7	1.3	16.8	18.5
Other, including recoveries and deductions (a)	(2.1)	(8.5)	(3.6)	(27.9)
Balance end of period	$81.8	$75.3	$81.8	$75.3
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

The Company has an accounts receivable sale program in which the Company sells certain of its trade accounts receivables at fair value to a wholly owned, consolidated, bankruptcy-remote special purpose subsidiary (“BRS"). The BRS, in turn, can sell such receivables to a third-party financial institution (“Purchaser”) for cash. The Purchaser’s maximum cash investment in the receivables at any time is $110.0 million. At October 3, 2026 and January 3, 2026, net receivables of $110.0 million were derecognized at each date. Proceeds from transfers of receivables to the Purchaser totaled $131.0 million and $320.3 million for the three and nine months ended October 3, 2026, respectively, and payments to the Purchaser totaled $131.0 million and $320.3 million, respectively. Proceeds from transfers of receivables to the Purchaser totaled $94.4 million and $270.5 million for the three and nine months ended September 27, 2025, respectively, and payments to the Purchaser totaled $127.8 million and $289.0 million, respectively. The Company has no retained interests in the transferred receivables, other than collection and administrative responsibilities. At October 3, 2026 and January 3, 2026, the Company did not record a servicing asset or liability related to its retained responsibility based on its assessment of the servicing fee, market values for similar transactions and its cost of servicing the receivables sold. Transfers qualify as sales under ASC 860, Transfers and Servicing, and receivables are derecognized from the Company’s Condensed Consolidated Balance Sheets upon the sale of the receivables to the Purchaser. All cash flows are reported as a component of changes in working capital within operating activities in the Condensed Consolidated Statements of Cash Flows since all the cash from the Purchaser is received upon the initial sale of the receivable.

As of October 3, 2026 and January 3, 2026, the Company's deferred revenue totaled $79.9 million and $86.5 million, respectively, of which $26.8 million and $27.3 million, respectively, was classified as current. Revenue recognized for the nine months ended October 3, 2026 and September 27, 2025 that was previously deferred as of January 3, 2026 and December 28, 2024 totaled $20.8 million and $22.6 million, respectively.

E.    INVENTORIES, NET

(Millions of Dollars)	October 3, 2026	January 3, 2026
Finished products	$2,714.8	$2,919.8
Work in process	240.5	174.3
Raw materials	886.2	1,063.0
Total	$3,841.5	$4,157.1

F.    GOODWILL
Changes in the carrying amount of goodwill by segment are as follows:

(Millions of Dollars)	Tools & Outdoor	Engineered Fastening	Total
Balance January 3, 2026	$6,025.3	$1,262.6	$7,287.9
Foreign currency translation & other	(27.4)	(9.2)	(36.6)
Reclassification related to assets held for sale	(53.7)	—	(53.7)
Balance October 3, 2026	$5,944.2	$1,253.4	$7,197.6
As previously discussed, in September 2026, the Company entered into an agreement to sell its Excel business. As a result, $53.7 million of goodwill was reclassified to assets held for sale as of October 3, 2026, and was included in the determination of the impairment charge recorded in the third quarter of 2026 to adjust the carrying amount of Excel’s long-lived assets to its estimated fair value less costs to sell.
Goodwill allocated to the CAM business totaling $739.4 million was reclassified to assets held for sale as of January 3, 2026. Upon closing of the CAM sale in the second quarter of 2026, $737.1 million of goodwill was derecognized and included in the carrying amount of the disposed business in determining the gain on sale.
Refer to Note Q, Divestitures, for further discussion.

G.    LONG-TERM DEBT AND FINANCING ARRANGEMENTS

		October 3, 2026		January 3, 2026
(Millions of Dollars)	Interest Rate	Notional Value	Carrying Value[1]	Carrying Value
Notes payable due 2026	3.40%	—	—	499.9
Notes payable due 2026	3.42%	—	—	25.2
Notes payable due 2026	1.84%	—	—	29.5
Notes payable due 2028	6.00%	400.0	399.3	398.7
Notes payable due 2028	7.05%	150.0	153.7	155.3
Notes payable due 2028	4.25%	500.0	499.0	498.6
Notes payable due 2028	3.52%	50.0	51.2	51.7
Notes payable due 2030	2.30%	750.0	747.3	746.8
Notes payable due 2032	3.00%	500.0	497.6	497.2
Notes payable due 2040	5.20%	400.0	377.5	376.3
Notes payable due 2048	4.85%	500.0	495.5	495.4
Notes payable due 2050	2.75%	750.0	741.6	741.4
Notes payable due 2060 (junior subordinated)	6.71%	750.0	742.0	741.9
Other, payable due 2026	4.31%	—	—	0.2
Total Long-term debt, including current maturities		$4,750.0	$4,704.7	$5,258.1
Less: Current maturities of long-term debt			—	(554.8)
Long-term debt			$4,704.7	$4,703.3
1Carrying values are net of unamortized discounts of $(3.6) million, deferred issuance costs of $(26.1) million, unamortized terminated swaps of $(18.6) million, and purchase accounting fair value adjustments of $3.0 million. Unamortized gain/(loss) associated with interest rate swaps are more fully discussed in Note H, Financial Instruments.

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

In August 2026, the Company decreased its commercial paper program from $3.5 billion to $3.0 billion, which includes Euro denominated borrowings in addition to U.S. Dollars. As of October 3, 2026, the Company had no commercial paper borrowings outstanding. In the second quarter of 2026, the Company utilized the majority of the net proceeds from the CAM divestiture to repay commercial paper borrowings. As of January 3, 2026, the Company had $605.6 million commercial paper borrowings outstanding, of which $555.6 million in Euro denominated commercial paper was designated as a net investment hedge. Refer to Note H, Financial Instruments, for further discussion.

In June 2026, the Company amended and restated its existing five-year $2.25 billion committed credit facility with the concurrent execution of a new five-year $2.0 billion committed credit facility (the “5-Year Credit Agreement”). Borrowings under the 5-Year Credit Agreement may be made in U.S. Dollars, Euros or Pounds Sterling. A sub-limit of an amount equal to the Euro equivalent of $800.0 million is designated for swing line advances. Borrowings bear interest at a floating rate plus an applicable margin dependent upon the denomination of the borrowing and specific terms of the 5-Year Credit Agreement. The Company must repay all advances under the 5-Year Credit Agreement by the earlier of June 18, 2031, or upon termination. The 5-Year Credit Agreement is designated to be a liquidity back-stop for the Company's $3.0 billion U.S. Dollar and Euro commercial paper program. As of October 3, 2026, and January 3, 2026, the Company had not drawn on its five-year committed credit facility.

In June 2026, the Company terminated its 364-Day $1.25 billion committed credit facility ("the 2025 Syndicated 364-Day Credit Agreement") dated June 2025. There were no outstanding borrowings under the 2025 Syndicated 364-Day Credit Agreement upon termination and as of January 3, 2026. Contemporaneously, the Company entered into a new $1.0 billion syndicated 364-Day Credit Agreement (the "2026 Syndicated 364-Day Credit Agreement") which is a revolving credit loan. The borrowings under the 2026 Syndicated 364-Day Credit Agreement may be made in U.S. Dollars or Euros and bear interest at a floating rate plus an applicable margin dependent upon the denomination of the borrowing and pursuant to the terms of the 2026 Syndicated 364-Day Credit Agreement. The Company must repay all advances under the 2026 Syndicated 364-Day Credit Agreement by the earlier of June 17, 2027, or upon termination. The Company may, however, convert all advances outstanding upon termination into a term loan that shall be repaid in full no later than the first anniversary of the termination date provided that the Company, among other things, pays a fee to the administrative agent for the account of each lender. The 2026 Syndicated 364-Day Credit Agreement serves as part of the liquidity back-stop for the Company’s $3.0 billion U.S. Dollar and Euro commercial paper program. As of October 3, 2026, the Company had not drawn on its 2026 Syndicated 364-Day Credit Agreement.

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

A summary of the fair values of the Company’s derivatives recorded in the Condensed Consolidated Balance Sheets at October 3, 2026 and January 3, 2026 is as follows:

(Millions of Dollars)	Balance Sheet Classification	October 3, 2026	January 3, 2026	Balance Sheet Classification	October 3, 2026	January 3, 2026
Derivatives designated as hedging instruments:
Foreign Exchange Contracts Cash Flow	Other current assets	$15.7	$1.4	Accrued expenses	$1.8	$10.0
	LT other assets	3.1	—	LT other liabilities	0.2	—
Net Investment Hedge	Other current assets	1.7	2.9	Accrued expenses	3.3	9.3
Non-derivative designated as hedging instrument:
Net Investment Hedge		$—	$—	Short-term borrowings	$—	$555.6
Total designated as hedging instruments		$20.5	$4.3		$5.3	$574.9
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other current assets	$19.6	$5.0	Accrued expenses	$15.4	$9.2

Total		$40.1	$9.3		$20.7	$584.1
The counterparties to all of the above mentioned financial instruments are major international financial institutions. The Company is exposed to credit risk for net exchanges under these agreements, but not for the notional amounts. The credit risk is limited to the asset amounts noted above. The Company limits its exposure and concentration of risk by contracting with diverse financial institutions and does not anticipate non-performance by any of its counterparties. The Company considers non-performance risk of its counterparties at each reporting period and adjusts the carrying value of these assets accordingly. The risk of default is considered remote. As of October 3, 2026 and January 3, 2026, there were no assets that had been posted as collateral related to the above mentioned financial instruments.

During the nine months ended October 3, 2026 and September 27, 2025, cash flows related to derivatives, including those that are separately discussed below, resulted in net cash paid of $23.3 million and $19.4 million, respectively.

CASH FLOW HEDGES

There were after-tax mark-to-market losses of $17.1 million and $43.2 million as of October 3, 2026 and January 3, 2026, respectively, reported for cash flow hedge effectiveness in Accumulated other comprehensive loss. An after-tax gain of $3.2 million is expected to be reclassified to earnings as the hedged transactions occur or as amounts are amortized within the next twelve months. The ultimate amount recognized will vary based on fluctuations of the hedged currencies and interest rates through the maturity dates.

The tables below detail pre-tax amounts of derivatives designated as cash flow hedges in Accumulated other comprehensive loss during the periods in which the underlying hedged transactions affected earnings for the three and nine months ended

October 3, 2026 and September 27, 2025:

	Third Quarter 2026
(Millions of Dollars)	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Recognized in Income on Amounts Excluded from Effectiveness Testing
Interest Rate Contracts	$—	Interest expense	$(1.3)	$—
Foreign Exchange Contracts	$7.9	Cost of sales	$(1.2)	$—

	Year-to-Date 2026
(Millions of Dollars)	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Recognized in Income on Amounts Excluded from Effectiveness Testing
Interest Rate Contracts	$—	Interest expense	$(3.9)	$—
Foreign Exchange Contracts	$23.1	Cost of sales	$(8.0)	$—

	Third Quarter 2025
(Millions of Dollars)	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Recognized in Income on Amounts Excluded from Effectiveness Testing
Interest Rate Contracts	$—	Interest expense	$(1.2)	$—
Foreign Exchange Contracts	$17.0	Cost of sales	$(1.6)	$—

	Year-to-Date 2025
(Millions of Dollars)	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Reclassified from OCI to Income	Gain (Loss) Recognized in Income on Amounts Excluded from Effectiveness Testing
Interest Rate Contracts	$—	Interest expense	$(3.7)	$—
Foreign Exchange Contracts	$(34.3)	Cost of sales	$7.1	$—

A summary of the pre-tax effect of cash flow hedge accounting on the Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended October 3, 2026 and September 27, 2025 is as follows:

	Third Quarter 2026		Year-to-Date 2026
(Millions of Dollars)	Cost of Sales	Interest Expense	Cost of Sales	Interest Expense
Total amount in the Consolidated Statements of Operations and Comprehensive Income in which the effects of the cash flow hedges are recorded	$2,278.1	$92.3	$7,622.1	$301.8
Gain (loss) on cash flow hedging relationships:
Foreign Exchange Contracts:
Hedged Items	$1.2	$—	$8.0	$—
Gain (loss) reclassified from OCI into Income	$(1.2)	$—	$(8.0)	$—
Interest Rate Swap Agreements:
Gain (loss) reclassified from OCI into Income [1]	$—	$(1.3)	$—	$(3.9)

	Third Quarter 2025		Year-to-Date 2025
(Millions of Dollars)	Cost of Sales	Interest Expense	Cost of Sales	Interest Expense
Total amount in the Consolidated Statements of Operations and Comprehensive Income in which the effects of the cash flow hedges are recorded	$2,576.9	$129.1	$8,079.4	$384.6
Gain (loss) on cash flow hedging relationships:
Foreign Exchange Contracts:
Hedged Items	$1.6	$—	$(7.1)	$—
Gain (loss) reclassified from OCI into Income	$(1.6)	$—	$7.1	$—
Interest Rate Swap Agreements:
Gain (loss) reclassified from OCI into Income [1]	$—	$(1.2)	$—	$(3.7)
1 Inclusive of the gain/loss amortization on terminated derivative financial instruments.

After-tax losses of $0.3 million and $1.8 million were reclassified from Accumulated other comprehensive loss into earnings (inclusive of the gain/loss amortization on terminated derivative instruments) during the periods in which the underlying hedged transactions affected earnings for the three months ended October 3, 2026 and September 27, 2025, respectively.

After-tax losses of $4.5 million and after-tax gains of $1.8 million were reclassified from Accumulated other comprehensive loss into earnings (inclusive of the gain/loss amortization on terminated derivative instruments) during the periods in which the underlying hedged transactions affected earnings for the nine months ended October 3, 2026 and September 27, 2025, respectively.

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

As of October 3, 2026 and January 3, 2026, the Company did not have any outstanding forward starting swaps designated as cash flow hedges.

Forward Contracts: Through its global businesses, the Company enters into transactions and makes investments denominated in multiple currencies that give rise to foreign currency risk. The Company and its subsidiaries regularly purchase inventory from subsidiaries with functional currencies different than their own, which creates currency-related volatility in the Company’s results of operations. The Company utilizes forward contracts to hedge these forecasted purchases and sales of inventory. Gains and losses reclassified from Accumulated other comprehensive loss are recorded in Cost of sales as the hedged item affects earnings. There are no components excluded from the assessment of effectiveness for these contracts. At October 3, 2026 and January 3, 2026, the notional value of forward currency contracts outstanding is $799.8 million and $598.3 million, respectively, maturing on various dates through 2027 and 2026, respectively.
FAIR VALUE HEDGES

Interest Rate Risk: In prior years, the Company entered into interest rate swaps with the objective of optimizing the mix of fixed versus floating rate debt in the Company’s capital structure. These interest rate swaps related to certain of the Company's notes payable which were subsequently terminated. Amortization of the gain/loss on previously terminated swaps is reported in interest expense. Prior to termination, the changes in the fair value of the swaps and the offsetting changes in fair value related to the underlying notes were recognized in earnings. As of October 3, 2026 and January 3, 2026, the Company did not have any active fair value interest rate swaps.

A summary of the pre-tax effect of fair value hedge accounting on the Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended October 3, 2026 and September 27, 2025 is as follows:

(Millions of Dollars)	Third Quarter 2026 Interest Expense	Year-to-Date 2026 Interest Expense
Total amount in the Consolidated Statements of Operations and Comprehensive Income in which the effects of the fair value hedges are recorded	$92.3	$301.8
Amortization of gain on terminated swaps	$(0.1)	$(0.3)

(Millions of Dollars)	Third Quarter 2025 Interest Expense	Year-to-Date 2025 Interest Expense
Total amount in the Consolidated Statements of Operations and Comprehensive Income in which the effects of the fair value hedges are recorded	$129.1	$384.6
Amortization of gain on terminated swaps	$(0.1)	$(0.3)

A summary of the amounts recorded in the Condensed Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges as of October 3, 2026 and January 3, 2026 is as follows:

	October 3, 2026
(Millions of Dollars)	Carrying Amount of Hedged Liability (1)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liability
Current Maturities of Long-Term Debt	$—	Terminated Swaps	$—
Long-Term Debt	$531.2	Terminated Swaps	$(18.6)

	January 3, 2026
(Millions of Dollars)	Carrying Amount of Hedged Liability (1)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liability
Current Maturities of Long-Term Debt	$554.8	Terminated Swaps	$—
Long-Term Debt	$531.4	Terminated Swaps	$(18.9)
(1) Represents hedged items no longer designated in qualifying fair value hedging relationships.

NET INVESTMENT HEDGES

The Company utilizes net investment hedges to offset the translation adjustment arising from re-measurement of its investment in the assets and liabilities of its foreign subsidiaries. The total after-tax amounts in Accumulated other comprehensive loss were gains of $44.9 million and $48.9 million at October 3, 2026 and January 3, 2026, respectively.

As of October 3, 2026, the Company had cross currency swaps with notional values totaling $220.0 million maturing in 2027, hedging a portion of its Chinese Renminbi and Taiwan Dollar denominated investments. As of January 3, 2026, the Company had cross currency swaps with notional value totaling $220.0 million maturing in 2026, hedging a portion of its Chinese Renminbi and Taiwan Dollar denominated investments.

As of October 3, 2026, the Company had no Euro denominated commercial paper borrowings outstanding. As of January 3, 2026, the Company had $555.6 million in Euro denominated commercial paper hedging a portion of the Company's Euro denominated investments.

Maturing foreign exchange contracts resulted in $7.1 million cash paid for the nine months ended October 3, 2026 and no cash was received or paid for the nine months ended September 27, 2025.

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

The pre-tax gain or loss from fair value changes for the three and nine months ended October 3, 2026 and September 27, 2025 is as follows:

	Third Quarter 2026
(Millions of Dollars)	Total Gain (Loss) Recorded in OCI	Excluded Component Recorded in OCI	Income Statement Classification	Total Gain (Loss) Reclassified from OCI to Income	Excluded Component Amortized from OCI to Income
Forward Contracts	$(0.2)	$—	Other, net	$—	$—
Cross Currency Swap	$(1.4)	$0.7	Other, net	$0.7	$0.7

	Year-to-Date 2026
(Millions of Dollars)	Total Gain (Loss) Recorded in OCI	Excluded Component Recorded in OCI	Income Statement Classification	Total Gain (Loss) Reclassified from OCI to Income	Excluded Component Amortized from OCI to Income
Forward Contracts	$(0.4)	$—	Other, net	$—	$—
Cross Currency Swap	$(3.1)	$2.5	Other, net	$2.5	$2.5
Non-derivative designated as Net Investment Hedge	$2.0	$—	Other, net	$—	$—

	Third Quarter 2025
(Millions of Dollars)	Total Gain (Loss) Recorded in OCI	Excluded Component Recorded in OCI	Income Statement Classification	Total Gain (Loss) Reclassified from OCI to Income	Excluded Component Amortized from OCI to Income
Forward Contracts	$(0.1)	$—	Other, net	$—	$—
Cross Currency Swap	$7.4	$2.9	Other, net	$2.9	$2.9
Non-derivative designated as Net Investment Hedge	$3.2	$—	Other, net	$—	$—

	Year-to-Date 2025
(Millions of Dollars)	Total Gain (Loss) Recorded in OCI	Excluded Component Recorded in OCI	Income Statement Classification	Total Gain (Loss) Reclassified from OCI to Income	Excluded Component Amortized from OCI to Income
Forward Contracts	$0.9	$—	Other, net	$—	$—
Cross Currency Swap	$(8.5)	$2.9	Other, net	$2.9	$2.9
Non-derivative designated as Net Investment Hedge	$(27.5)	$—	Other, net	$—	$—
UNDESIGNATED HEDGES

Foreign Exchange Contracts: Foreign exchange forward contracts are used to reduce risks arising from the change in fair value of certain foreign currency denominated assets and liabilities (such as affiliate loans, payables and receivables). The objective is to minimize the impact of foreign currency fluctuations on operating results. The total notional amount of the forward contracts outstanding is $1.5 billion as of October 3, 2026 and $1.4 billion as of January 3, 2026, maturing on various dates through 2027 and 2026, respectively. The pre-tax gain (loss) recorded in the Consolidated Statements of Operations and Comprehensive Income from changes in the fair value related to derivatives not designated as hedging instruments under ASC 815 for the three and nine months ended October 3, 2026 and September 27, 2025 is as follows:

(Millions of Dollars)	Income Statement Classification	Third Quarter 2026	Year-to-Date 2026	Third Quarter 2025	Year-to-Date 2025
Foreign Exchange Contracts	Other, net	$(1.8)	$(6.1)	$(6.8)	$(17.2)

I.    ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables summarize the changes in the balances for each component of Accumulated other comprehensive loss for the three and nine months ended October 3, 2026:

(Millions of Dollars)	Currency translation adjustment and other	Cash flow hedges, net of tax	Net investment hedges, net of tax	Pension and other postretirement benefits, net of tax	Total
Balance - July 4, 2026	$(1,835.9)	$(24.8)	$47.6	$(206.6)	$(2,019.7)
Other comprehensive (loss) income before reclassifications	(62.9)	7.4	(2.2)	1.1	(56.6)
Reclassification adjustments to earnings	—	0.3	(0.5)	5.8	5.6
Net other comprehensive (loss) income	(62.9)	7.7	(2.7)	6.9	(51.0)
Balance - October 3, 2026	$(1,898.8)	$(17.1)	$44.9	$(199.7)	$(2,070.7)

(Millions of Dollars)	Currency translation adjustment and other	Cash flow hedges, net of tax	Net investment hedges, net of tax	Pension and other postretirement benefits, net of tax	Total
Balance - January 3, 2026	$(1,761.6)	$(43.2)	$48.9	$(214.5)	$(1,970.4)
Other comprehensive (loss) income before reclassifications	(137.2)	21.6	(2.2)	1.6	(116.2)
Reclassification adjustments to earnings	—	4.5	(1.8)	13.2	15.9
Net other comprehensive (loss) income	(137.2)	26.1	(4.0)	14.8	(100.3)
Balance - October 3, 2026	$(1,898.8)	$(17.1)	$44.9	$(199.7)	$(2,070.7)

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

The Company uses the portfolio method for releasing the stranded tax effects from Accumulated other comprehensive loss. The reclassifications out of Accumulated other comprehensive loss for the three and nine months ended October 3, 2026 and September 27, 2025 were as follows:

	Third Quarter		Year-To-Date		Affected line item in Consolidated Statements of Operations and Comprehensive Income
(Millions of Dollars)	2026	2025	2026	2025
Realized (losses) gains on cash flow hedges	$(1.2)	$(1.6)	$(8.0)	$7.1	Cost of sales
Realized losses on cash flow hedges	(1.3)	(1.2)	(3.9)	(3.7)	Interest expense
Total before taxes	$(2.5)	$(2.8)	$(11.9)	$3.4
Tax effect	2.2	1.0	7.4	(1.6)	Income taxes
Realized (losses) gains on cash flow hedges, net of tax	$(0.3)	$(1.8)	$(4.5)	$1.8

Realized gains on net investment hedges	$0.7	$2.9	$2.5	$2.9	Other, net
Tax effect	(0.2)	(0.7)	(0.7)	(0.7)	Income taxes
Realized gains on net investment hedges, net of tax	$0.5	$2.2	$1.8	$2.2

Amortization of defined benefit pension items:
Actuarial losses and prior service costs/credits	$(2.2)	$(2.2)	$(6.7)	$(6.4)	Other, net
Settlement/curtailment loss	(4.1)	(4.2)	(9.7)	(4.2)	Other, net and Restructuring Charges
Total before taxes	$(6.3)	$(6.4)	$(16.4)	$(10.6)
Tax effect	0.5	1.8	3.2	2.8	Income taxes
Amortization of defined benefit pension items, net of tax	$(5.8)	$(4.6)	$(13.2)	$(7.8)

J.    NET PERIODIC BENEFIT COST — DEFINED BENEFIT PLANS
Following are the components of net periodic pension expense for the three and nine months ended October 3, 2026 and September 27, 2025:

	Third Quarter
	Pension Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans		All Plans
(Millions of Dollars)	2026	2025	2026	2025	2026	2025
Service cost	$1.1	$1.8	$2.9	$3.0	$0.1	$—
Interest cost	11.2	12.6	10.6	10.9	0.3	0.5
Expected return on plan assets	(14.6)	(14.8)	(12.4)	(12.6)	—	—
Amortization of prior service cost (credit)	—	0.2	(0.2)	(0.2)	0.1	—
Amortization of net loss (gain)	2.2	2.0	0.6	0.6	(0.5)	(0.4)
Settlement/curtailment loss	(0.1)	—	4.2	19.2	—	—
Net periodic pension (benefit) expense	$(0.2)	$1.8	$5.7	$20.9	$—	$0.1

	Year-to-Date
	Pension Benefits				Other Benefits
	U.S. Plans		Non-U.S. Plans		All Plans
(Millions of Dollars)	2026	2025	2026	2025	2026	2025
Service cost	$3.3	$5.5	$8.9	$8.8	$0.2	$0.1
Interest cost	33.8	37.9	31.6	31.8	1.0	1.2
Expected return on plan assets	(44.3)	(44.6)	(37.1)	(36.8)	—	—
Amortization of prior service cost (credit)	0.1	0.4	(0.6)	(0.6)	0.1	—
Amortization of net loss (gain)	6.5	6.2	1.8	1.7	(1.2)	(1.3)
Settlement/curtailment loss	1.6	—	8.1	19.2	—	—
Special termination benefit	0.2	—	—	—	—	6.1
Net periodic pension expense	$1.2	$5.4	$12.7	$24.1	$0.1	$6.1
The components of net periodic benefit expense other than the service cost component are typically included in Other, net in the Consolidated Statements of Operations and Comprehensive Income. The settlement and curtailment losses recorded for the nine months ended October 3, 2026 and September 27, 2025, for non-U.S. plans as reflected in the tables above were included in Restructuring charges in the Consolidated Statements of Operations and Comprehensive Income. Refer to Note L, Restructuring Charges and Other, net for further information.

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
Recurring Fair Value Measurements
The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis for each of the hierarchy levels:

(Millions of Dollars)	Total Carrying Value	Level 1	Level 2	Level 3
October 3, 2026
Money market fund	$19.0	$19.0	$—	$—
Deferred compensation plan investments	$12.3	$12.3	$—	$—
Derivative assets	$40.1	$—	$40.1	$—
Derivative liabilities	$20.7	$—	$20.7	$—
Contingent consideration liability	$92.8	$—	$—	$92.8
January 3, 2026
Money market fund	$16.9	$16.9	$—	$—
Deferred compensation plan investments	$15.0	$15.0	$—	$—
Derivative assets	$9.3	$—	$9.3	$—
Derivative liabilities	$28.5	$—	$28.5	$—
Non-derivative hedging instrument	$555.6	$—	$555.6	$—
Contingent consideration liability	$109.5	$—	$—	$109.5
The following table provides information about the Company's financial assets and liabilities not carried at fair value:

	October 3, 2026		January 3, 2026
(Millions of Dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
Other investments	$—	$—	$2.0	$1.9
Long-term debt, including current portion	$4,704.7	$4,084.2	$5,258.1	$4,844.4
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
The long-term debt instruments are considered Level 2 instruments and are measured using a discounted cash flow analysis based on the Company’s marginal borrowing rates. The differences between the carrying values and fair values of long-term debt are attributable to the stated interest rates differing from the Company's marginal borrowing rates. The fair values of the Company's variable rate short-term borrowings approximate their carrying values at October 3, 2026 and January 3, 2026.
As part of the Craftsman® brand acquisition in March 2017, the Company recorded a contingent consideration liability representing the Company's obligation to make future payments to Transform Holdco, LLC, which operates Sears and Kmart retail locations, of between 2.5% and 3.5% on sales of Craftsman products in new Stanley Black & Decker channels through March 2032. During the nine months ended October 3, 2026, the Company paid $26.4 million for royalties owed. The Company will continue making future payments quarterly through the second quarter of 2032. The estimated fair value of the contingent consideration liability is determined using a discounted cash flow analysis taking into consideration future sales projections, forecasted payments to Transform Holdco, LLC, based on contractual royalty rates, and the related tax impacts. The estimated fair value of the contingent consideration liability was $92.8 million and $109.5 million as of October 3, 2026 and January 3, 2026, respectively. Adjustments to the contingent consideration liability, with the exception of cash payments, are recorded in SG&A expense in the Consolidated Statements of Operations and Comprehensive Income. A 100 basis point reduction in the discount rate would result in an increase to the liability of approximately $1.7 million as of October 3, 2026.

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
Non-Recurring Fair Value Measurements
During the three months ended October 3, 2026, the Company recognized a pre-tax impairment charge of $19.7 million related to the Excel business to adjust the carrying amount of Excel's long-lived assets to its estimated fair value less costs to sell. The fair value was determined based on the purchase price set forth in the sale agreement, adjusted for estimated costs to sell. During the nine months ended October 3, 2026, the Company recognized a total pre-tax impairment charge of $47.7 million, related to the third quarter Excel impairment as well as the write-down of assets associated with the exit of a Tools & Outdoor product line and related plant closure in the first quarter. Refer to Note Q, Divestitures, for additional information regarding the pending sale of the Excel business.
During the third quarter of 2025, the Company recognized pre-tax, non-cash impairment charges of $108.4 million related to the Lenox, Troy-Bilt and Irwin trade names and $43.9 million related to certain minority investments that are mainly associated with legacy corporate ventures. Refer to the Company's Annual Report on Form 10-K for the year ended January 3, 2026 for additional information.
The Company had no other significant non-recurring fair value measurements, nor any other financial assets or liabilities measured using Level 3 inputs, during the first nine months of 2026 or 2025.

L.    RESTRUCTURING CHARGES AND OTHER, NET

A summary of the restructuring reserve activity from January 3, 2026 to October 3, 2026 is as follows:

(Millions of Dollars)	January 3, 2026	Net Additions	Usage	Currency	October 3, 2026
Severance and related costs	$45.7	$62.6	$(71.1)	$(0.4)	$36.8
Facility closures and other	2.1	26.9	(26.9)	0.1	2.2
Total	$47.8	$89.5	$(98.0)	$(0.3)	$39.0
For the three and nine months ended October 3, 2026, the Company recognized net restructuring charges of $29.5 million and $89.5 million related to severance costs primarily associated with reorganizations of the Company’s supply chain resources and plant closures, as well as facility exit costs. The majority of the $39.0 million of reserves remaining as of October 3, 2026 is expected to be utilized within the next twelve months.
Segments: The $89.5 million of net restructuring charges for the nine months ended October 3, 2026 includes: $76.5 million in the Tools & Outdoor segment; $8.5 million in the Engineered Fastening segment; and $4.5 million in Corporate.
The $29.5 million of net restructuring charges for the three months ended October 3, 2026 includes: $26.5 million in the Tools & Outdoor segment; $2.0 million in the Engineered Fastening segment; and $1.0 million in Corporate.
Other, net amounted to $64.3 million and $72.2 million for the three months ended October 3, 2026 and September 27, 2025, respectively, which included intangible asset amortization expense of $26.2 million and $37.3 million, respectively. Other, net amounted to $159.1 million and $187.4 million for the nine months ended October 3, 2026 and September 27, 2025, respectively, which included intangible asset amortization expense of $82.4 million and $112.0 million, respectively. Other, net is also comprised of several other items, none of which were individually significant during the three and nine months ended October 3, 2026 and September 27, 2025, primarily related to currency-related gains or losses, environmental remediation expenses, deal costs and related consulting costs, certain pension gains or losses, gains or losses on sales of assets, and income related to providing transition services to previously divested businesses.

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
For the three and nine months ended October 3, 2026, the Company recognized income tax expense of $86.1 million and $259.0 million, respectively, resulting in effective tax rates of 24.0% and 27.5%, respectively. The effective tax rate for the three months ended October 3, 2026 differs from the U.S. statutory tax rate of 21% primarily due to non-deductible expenses, partially offset by tax credits. The effective tax rate for the nine months ended October 3, 2026 differs from the U.S. statutory tax rate of 21% primarily due to the tax effect of certain basis differences associated with the CAM divestiture for which no corresponding tax benefit was recognized in addition to the items discussed above that impacted the third quarter of 2026.
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
The Tools & Outdoor segment is comprised of the Power Tools Group ("PTG"), Hand Tools, Accessories & Storage ("HTAS") and Outdoor Power Equipment ("Outdoor") product lines. The PTG product line includes both professional and consumer products. Professional products, primarily under the DEWALT® brand, include professional grade corded and cordless electric power tools and equipment including drills, impact wrenches and drivers, grinders, saws, routers, sanders, and concrete prep and placement tools as well as pneumatic tools and fasteners including nail guns, nails, staplers and staples, and concrete and masonry anchors. DIY and tradesperson focused products include corded and cordless electric power tools sold primarily under the CRAFTSMAN® and STANLEY® brands, and consumer home products such as household power tools, hand-held vacuums, and small appliances primarily under the BLACK+DECKER® brand. The HTAS product line sells hand tools, power tool accessories and storage products primarily under the DEWALT®, CRAFTSMAN®, and STANLEY® brands. Hand tools include measuring, leveling and layout tools, planes, hammers, demolition tools, clamps, vises, knives, saws, chisels, material handling, and industrial and automotive tools. Power tool accessories include drill bits, screwdriver bits, router bits, abrasives, saw blades and threading products. Storage products include tool boxes, sawhorses, cabinets and engineered storage solution products. The Outdoor product line primarily sells corded and cordless electric lawn and garden products, including hedge trimmers, string trimmers, lawn mowers, pressure washers and related accessories, and gas-powered lawn and garden products, including lawn tractors, zero turn ride-on mowers, walk behind mowers, snow blowers, residential robotic mowers, hand-held outdoor power equipment, garden tools, and parts and accessories to professionals and consumers primarily under the DEWALT®, CRAFTSMAN®, CUB CADET®, BLACK+DECKER®, and HUSTLER® brand names.
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

(Millions of Dollars)	Third Quarter 2026
	Tools & Outdoor	Engineered Fastening	Total
Net Sales	$3,336.1	$395.5	$3,731.6

Cost of sales	2,004.3	273.8
Selling, general and administrative	763.1	75.6
Segment Profit	$568.7	$46.1	$614.8

Corporate overhead			(65.8)
Other, net			(64.3)
Loss on sales of businesses			(20.4)
Asset impairment charge			(19.7)
Restructuring charges			(29.5)
Interest income			35.4
Interest expense			(92.3)
Earnings before income taxes			$358.2

(Millions of Dollars)	Year-to-Date 2026
	Tools & Outdoor	Engineered Fastening	Total
Net Sales	$10,236.0	$1,302.7	$11,538.7

Cost of sales	6,714.5	907.6
Selling, general and administrative	2,287.8	236.5
Segment Profit	$1,233.7	$158.6	$1,392.3

Corporate overhead			(212.1)
Other, net			(159.1)
Gain on sales of businesses			250.2
Asset impairment charges			(47.7)
Restructuring charges			(89.5)
Interest income			109.7
Interest expense			(301.8)
Earnings before income taxes			$942.0

(Millions of Dollars)	Third Quarter 2025
	Tools & Outdoor	Engineered Fastening	Total
Net Sales	$3,255.5	$500.5	$3,756.0

Cost of sales	2,221.2	355.7
Selling, general and administrative	651.1	85.0
Segment Profit	$383.2	$59.8	$443.0

Corporate overhead			(54.9)
Other, net			(72.2)
Asset impairment charges			(169.1)
Restructuring charges			(32.1)
Interest income			50.0
Interest expense			(129.1)
Earnings before income taxes			$35.6

(Millions of Dollars)	Year-to-Date 2025
	Tools & Outdoor	Engineered Fastening	Total
Net Sales	$9,997.8	$1,448.0	$11,445.8

Cost of sales	7,037.6	1,039.7
Selling, general and administrative	2,049.7	274.5
Segment Profit	$910.5	$133.8	$1,044.3

Corporate overhead			(209.0)
Other, net			(187.4)
Loss on sale of business			(0.3)
Asset impairment charges			(169.1)
Restructuring charges			(52.1)
Interest income			148.1
Interest expense			(384.6)
Earnings before income taxes			$189.9
The Company recognizes revenue at a point in time from the sale of tangible products or over time depending on when the performance obligation is satisfied. For the three and nine months ended October 3, 2026 and September 27, 2025, predominantly all of the Company’s revenue was recognized at the time of sale.

(Millions of Dollars)	Third Quarter		Year-to-Date
	2026	2025	2026	2025
Capital and Software Expenditures
Tools & Outdoor	$66.1	$54.1	$171.4	$174.8
Engineered Fastening	7.4	11.8	25.5	35.7
Consolidated	$73.5	$65.9	$196.9	$210.5
Depreciation and Amortization
Tools & Outdoor	$94.9	$100.1	$304.0	$299.1
Engineered Fastening	15.9	30.1	49.2	89.6
Consolidated	$110.8	$130.2	$353.2	$388.7

(Millions of Dollars)	October 3, 2026	January 3, 2026
Segment Assets
Tools & Outdoor	$17,480.4	$17,705.5
Engineered Fastening	2,365.2	2,402.0
	19,845.6	20,107.5
Assets held for sale	302.3	1,536.3
Corporate assets	(103.7)	(400.1)
Consolidated	$20,044.2	$21,243.7

Corporate assets primarily consist of cash, deferred taxes, property, plant and equipment, and right-of-use lease assets. Based on the nature of the Company's cash pooling arrangements, at times the corporate-related cash accounts will be in a net liability position.

GEOGRAPHIC AREAS

The following table is a summary of net sales by geographic area for the three and nine months ended October 3, 2026 and September 27, 2025:

(Millions of Dollars)	Third Quarter		Year-to-Date
	2026	2025	2026	2025
United States	$2,292.4	$2,323.0	$7,039.4	$7,080.7
Canada	165.9	159.3	534.3	530.3
Other Americas	235.8	227.8	688.6	618.9
Europe	725.8	742.6	2,362.4	2,324.1
Asia	311.7	303.3	914.0	891.8
Consolidated	$3,731.6	$3,756.0	$11,538.7	$11,445.8
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
Class Action Litigation
As previously disclosed, on March 24, 2023, a putative class action lawsuit titled Naresh Vissa Rammohan v. Stanley Black & Decker, Inc., et al., Case No. 3:23-cv-00369-KAD (the “Rammohan Class Action”), was filed in the United States District Court for the District of Connecticut against the Company and certain of the Company’s current and former officers and directors (together, “Defendants”). The complaint was filed on behalf of a purported class consisting of all purchasers of Stanley Black & Decker common stock between October 28, 2021 and July 28, 2022, inclusive. The complaint asserted violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 based on allegedly false and misleading statements related to consumer demand for the Company’s products amid changing COVID-19 trends and macroeconomic conditions. The complaint sought unspecified damages and an award of costs and expenses. On October 13, 2023, Lead Plaintiff General Retirement System of the City of Detroit filed an Amended Complaint that asserted the same claims and seeks the same forms of relief as the original complaint. On November 14, 2025, Lead Plaintiff filed its Second Amended Complaint, asserting the same claims on behalf of the same putative class and seeking the same forms of relief as the prior complaints but updating it to account for the recent decision of the United States Court of Appeals for the Second Circuit in City of Hialeah Employees’ Retirement System v. Peloton Interactive, Inc., No. 24-2803 (2d Cir. 2025). Defendants moved to dismiss the Second Amended Complaint on December 18, 2025, and that motion was fully briefed as of February 19, 2026. By Order dated September 30, 2026, which was followed by a Memorandum of Decision dated October 2, 2026, the District Court denied Defendants’ motion to dismiss. The case will now proceed to discovery. The Company intends to vigorously defend this action in all respects. Given the early stage of this litigation, at this time, the Company is not in a position to assess the likelihood of any potential loss or adverse effect on its financial condition or to estimate the amount or range of potential losses, if any, from this action.
Derivative Actions
As previously disclosed, on August 2, 2023 and September 20, 2023, derivative complaints were filed in the United States District Court for the District of Connecticut, titled Callahan v. Allan, et al., Case No. 3:23-cv-01028-OAW (the “Callahan Derivative Action”) and Applebaum v. Allan, et al., Case No. 3:23-cv-01234-OAW (the “Applebaum Derivative Action”), respectively, by putative stockholders against certain current and former directors and officers of the Company. Plaintiffs seek to recover for, inter alia, alleged breach of fiduciary duties premised on the same allegations as the Rammohan Class Action. The Callahan and Applebaum Derivative Actions were consolidated by court order on November 6, 2023, and defendants’ responses to both complaints were stayed by court orders in each case pending the disposition of any motions to dismiss in the Rammohan Class Action. Following the denial of defendants' motion to dismiss in the Rammohan Class Action, the parties to the consolidated Callahan and Applebaum Derivative Actions filed a Joint Stipulation and Motion to Stay on October 14, 2026, asking the Court to stay the Callahan and Applebaum Derivative Actions until the completion of fact discovery and a ruling on class certification in the Rammohan Class Action. That motion was denied on November 3, 2026. The individual defendants intend to vigorously defend the Callahan and Applebaum Derivative Actions in all respects. However, given the early stage of this litigation, at this time, the Company is not in a position to assess the likelihood of any potential loss or adverse effect on its financial condition or to estimate the amount or range of potential losses, if any, from these actions.

As previously disclosed, on October 19, 2023, a derivative complaint was filed in Connecticut Superior Court, titled Vladimir Gusinsky Revocable Trust v. Allan, et al., Docket Number HHBCV236082260S, by a putative stockholder against certain current and former directors and officers of the Company. Plaintiff seeks to recover for alleged breach of fiduciary duties and unjust enrichment under Connecticut state law premised on the same allegations as the Rammohan Class Action. By court order on November 21, 2023, the Connecticut Superior Court granted the parties’ motion to stay defendants’ response to the complaint pending the disposition of any motions to dismiss in the Rammohan Class Action. Following the denial of defendants' motion to dismiss in the Rammohan Class Action, the parties to the Gusinsky Derivative Action filed a Joint Motion to Stay on October 14, 2026, asking the Court to stay the Gusinsky Derivative Action until the completion of fact discovery and a ruling on class certification in the Rammohan Class Action. That motion was granted on October 26, 2026. The individual defendants intend to vigorously defend this action in all respects. However, given the early stage of this litigation, at this time, the Company is not in a position to assess the likelihood of any potential loss or adverse effect on its financial condition or to estimate the amount or range of potential losses, if any, from this action.
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
The Company’s policy is to accrue environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. If no amount in the range of probable loss is considered most likely, the minimum loss in the range is accrued. The amount of liability recorded is based on an evaluation of currently available facts with respect to each individual site and includes such factors as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. The liabilities recorded do not take into account any claims for recoveries from insurance or third parties. As assessments and remediation progress at individual sites, the amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. As of October 3, 2026 and January 3, 2026, the Company had reserves of $244.2 million and $259.2 million, respectively, for remediation activities associated with Company-owned properties, as well as for Superfund sites, for losses that are probable and estimable. Of the October 3, 2026 amount, $67.3 million is classified as current within Accrued expenses and $176.9 million as long-term within Other liabilities which is expected to be paid over the estimated remediation period. As of October 3, 2026, the Company's net cash obligations, including the WCLC assets discussed below, is $228.3 million. As of October 3, 2026, the range of environmental remediation costs that is reasonably possible is $164.8 million to $375.3 million which is subject to change in the near term. The Company may be liable for environmental remediation of sites it no longer owns. Liabilities have been recorded on those sites in accordance with the Company's policy.
West Coast Loading Corporation
As of October 3, 2026, the Company has recorded $15.9 million in Other assets related to funding received by the Environmental Protection Agency (“EPA”) and placed in a trust in accordance with the final settlement with the EPA, embodied in a Consent Decree approved by the United States District Court for the Central District of California on July 3, 2013. Per the Consent Decree, Emhart Industries, Inc. (a dissolved and liquidated former indirectly wholly-owned subsidiary of The Black & Decker Corporation) (“Emhart”) has agreed to be responsible for an interim remedy at a site located in Rialto, California and formerly operated by WCLC, a defunct company for which Emhart was alleged to be liable as a successor. The remedy will be funded by (i) the amounts received from the EPA as gathered from multiple parties, and, to the extent necessary, (ii) Emhart's affiliate. The interim remedy required the construction of a water treatment facility and the treatment of ground water at or around the site for a period of approximately 30 years or more. The construction of the water treatment facility was completed in September 2023, and the treatment of ground water is ongoing. As of October 3, 2026, the Company's net cash obligation associated with these remediation activities, including WCLC assets, is $8.4 million.

Centredale Site
On April 8, 2019, the United States District Court approved a Consent Decree documenting the terms of a settlement between the Company and the United States for reimbursement of EPA's past costs and remediation of environmental contamination found at the Centredale Manor Restoration Project Superfund Site ("Centredale site"), located in North Providence, Rhode Island. Black & Decker and Emhart are liable for site clean-up costs under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") as successors to the liability of Metro-Atlantic, Inc., a former operator at the Centredale site. The Company is complying with the terms of the settlement and has fully reimbursed the EPA for its past costs. Remediation work at the Centredale site remains ongoing. After the EPA and the Rhode Island Department of Environmental Management (“RIDEM”) implemented regulatory changes allowing contaminated soil and sediment from the Centredale Site to be disposed of at the offsite Central Landfill located in Johnston, Rhode Island, the Company and the Rhode Island Resource Recovery Corporation (“RIRRC”) recently reached an agreement to govern such disposal. The Company and the RIRRC have finalized and executed that agreement effective July 15, 2026. Emhart’s contractor’s assessment of this offsite landfill disposal alternative involves soil and sediment volume estimates that could also change or increase as additional design investigations are performed at the site. Emhart has entered into a cooperative agreement with the Federal and State Natural Resource Trustees to collectively conduct an assessment of what, if any, Natural Resource Damages may be associated with the contamination at the Centredale Site. That process remains in its very preliminary stages. Litigation continues in the District Court concerning Phase 3 of the case, which is addressing the potential allocation of liability to other PRPs who may have contributed to contamination of the Centredale site with dioxins, polychlorinated biphenyls and other contaminants of concern. Following a six-week bench trial in Phase 3 on the issue of CERCLA liability against 4 PRPs in October 2024, the Court issued a decision on September 8, 2025, finding all four PRPs liable for contamination at the Site. The litigation will now move to a final allocation phase, Phase 3(B), which will determine each PRP's equitable share of responsibility for the Centredale site investigation, cleanup costs, and other damages caused by the contamination. As of October 3, 2026, the Company has reserved $150.7 million for this site.

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

In March 2017, the EPA announced a plan to commence an allocation process to identify PRPs that may be eligible for a cash-out settlement for the remediation costs. As a result of the allocation process, the EPA and certain parties (including the Company) reached an agreement for a cash-out settlement for remediation of the entire 17-mile LPR. On December 16, 2022, the United States lodged a Consent Decree with the United States District Court for the District of New Jersey in United States v. Alden Leeds, Inc. et al. (No. 2:22-cv-07326) (“Alden Leeds”) that addressed the liability of 85 parties (including the Company) for an aggregate amount of $150 million. On December 18, 2024, the Court granted the United States’ motion to enter the Consent Decree. The Court’s order entering the Consent Decree has been appealed by two parties (Occidental Chemical Company (“OCC”) and Nokia of America Corporation (“Nokia”)) which were not offered to participate in the settlement. While briefing was ongoing, OCC filed documents with the Court indicating that OCC is now known as Environmental Resource Holdings LCC due to internal reorganization. Nearly a month before OCC’s filing, OCC merged into a new Texas limited liability company named Snowcone, LLC, which then changed its name to Occidental Chemical Company, LLC. Occidental Chemical Company, LLC then executed a divisive merger under Texas law pursuant to which it split into two entities (1) Occidental Chemical Corporation, a Texas corporation (“OCC-Texas”), which retained OCC’s assets and (2) Occidental Chemical Company, LLC, which was stripped of its assets and changed its name to Environmental Resource Holdings LLC. In October 2025, OCC’s then-parent, Occidental Petroleum Corporation agreed to sell 100% of the equity in OCC-Texas to Berkshire Hathaway, Inc. (“Berkshire Hathaway”) for $9.7 billion. The sale of OCC-Texas to Berkshire Hathaway closed on January 2, 2026. The Company’s joint defense group called the Small Parties Group (or “SPG”) is seeking information to determine whether Environmental Resource Holdings LLC, the purported amended appellant as a result of OCC’s internal reorganization, is the proper party to the appeal and is evaluating its options to ensure that the corporate successor (which may include OCC-Texas as well as Environmental Resource Holdings LLC) has the financial resources to satisfy OCC’s liabilities at the LPR. On February 6, 2026, certain members of the SPG (including the Company) filed a complaint in the United States District Court for the District of New Jersey (BASF Catalysts LLC, et al. v. Occidental Chemical Corp., No. 2:26-cv-01226 (“BASF”)) against OCC-Texas requesting that the Court enter a declaratory judgment that OCC-Texas is jointly and severally liable for OCC’s CERCLA liabilities. Nokia and certain public entities, including the Passaic Valley Sewerage Commissioners (“PVSC”), filed motions to intervene in the lawsuit, which have been opposed by OCC-

Texas. On March 24, 2026, OCC-Texas filed a motion to dismiss the complaint citing various grounds for dismissal. On April 20, 2026, the SPG plaintiffs and public entities filed briefs in opposition to OCC-Texas’s motion to dismiss and OCC-Texas filed its reply on April 27, 2026. The Court terminated the motions to intervene in BASF without prejudice to renewal following adjudication of OCC-Texas’s pending motion to dismiss. The appeal of the Court’s opinion in Alden Leeds granting the United States’ motion to enter the Consent Decree has been fully briefed by the parties. The Company has paid its share of the settlement amount, which currently is held in escrow by the EPA pending the outcome of the appeal.

On June 30, 2018, OCC filed a complaint in the United States District Court for the District of New Jersey (Occidental Chemical Corp. v. 21st Century Fox, et al. (No. 2:18-cv-11273) (“21st Century Fox”)) against over 100 companies, including the Company, seeking CERCLA cost recovery or contribution for past costs relating to various investigations and cleanups OCC has conducted or is conducting in connection with OU-2 and OU-4 and seeking a declaratory judgment to hold the defendants liable for their proper shares of future response costs for OCC's ongoing activities in connection with the Site, which would include OCC’s Remedial Investigation/Feasibility Study ("RI/FS") in Newark Bay (OU-3 of the Site). The litigation was stayed while the Court considered the Consent Decree and during the appeal discussed above. On April 21, 2026, Environmental Resource Holdings, LLC, as purported successor to OCC, filed a letter with the Court (as required by the local Court rules) requesting leave to file a motion to consolidate the litigation in BASF into 21st Century Fox. On April 24, 2026, the SPG parties filed a letter with the Court opposing OCC's request to file the motion to consolidate the two actions.

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

Kerr McGee

Per the terms of a Final Order and Judgment approved by the United States District Court for the Middle District of Florida on January 22, 1991, Emhart is responsible for a percentage of remedial costs arising out of the Kerr McGee Chemical Corporation Superfund Site located in Jacksonville, Florida. On March 15, 2017, the Company received formal notification from the EPA that the EPA had issued a ROD selecting the preferred alternative identified in the Proposed Cleanup Plan. The Multistate Trust managing the remediation provides quarterly projections for the remediation costs for work to be performed, and the Company adjusts the reserve for its percentage share of such costs accordingly. As of October 3, 2026, the Company has reserved $10.7 million for this site.

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
IEEPA Tariff Refunds
As further discussed in Note A, Significant Accounting Policies, the Company has submitted claims within the CAPE system and separately through the CBP seeking refunds of previously paid IEEPA tariffs. The Company is applying a gain contingency model to account for recoveries of previously paid IEEPA tariffs. During the three and nine months ended October 3, 2026, the Company recognized a pre-tax gain of $180.7 million and $298.7 million, respectively, in cost of sales related to IEEPA tariff refund amounts realized, which was partially offset by directly attributable costs for variable incentive compensation and growth investments impacting gross profit and SG&A expenses totaling $48.2 million and $131.6 million for the three and nine months ended October 3, 2026, and related tax effects approximating the Company's marginal tax rate. There can be no guarantee that additional refunds in excess of the amounts realized through the third quarter of 2026 will be received or that the ultimate amount of refunds received will equal the full amount of IEEPA tariffs paid. Furthermore, any future refund amounts realized will most likely result in additional obligations to the Company, including variable incentive compensation and taxes, and may also be utilized to support incremental growth investments. Refunds may also be subject to further legal, regulatory, or administration developments. The Company will continue to monitor and evaluate developments related to the IEEPA tariff refund process.

P.    COMMITMENTS AND GUARANTEES

COMMITMENTS — The Company has numerous assets, predominantly real estate, vehicles and equipment, under various lease arrangements. The following is a summary of the Company's right-of-use assets and lease liabilities:

(Millions of Dollars)	October 3, 2026	January 3, 2026
Right-of-use assets	$434.0	$464.3
Lease liabilities	$445.4	$476.7
Weighted-average incremental borrowing rate	4.5%	4.7%
Weighted-average remaining term	6 years	6 years

Right-of-use assets are included within Other assets in the Condensed Consolidated Balance Sheets, while lease liabilities are included within Accrued expenses and Other liabilities, as appropriate. The Company determines its incremental borrowing rate based on interest rates from its debt issuances, taking into consideration adjustments for collateral, lease terms and foreign currency.

The Company has arrangements with third-party financial institutions that offer voluntary supply chain finance ("SCF") programs. These arrangements enable certain of the Company’s suppliers, at the supplier’s sole discretion, to sell receivables due from the Company to the financial institutions on terms directly negotiated with the financial institutions. The Company negotiates commercial terms with its suppliers, including prices, quantities, and payment terms, regardless of suppliers’ decisions to finance the receivables due from the Company under these SCF programs. The Company has no economic interest in a supplier’s decision to participate in these SCF programs, and no direct financial relationship with the financial institutions, as it relates to these SCF programs. The amounts due to the financial institutions for suppliers that voluntarily participate in these SCF programs were presented within Accounts payable on the Company’s Condensed Consolidated Balance Sheets and totaled $426.7 million and $349.3 million as of October 3, 2026 and January 3, 2026, respectively.

As of October 3, 2026, the Company had unrecognized commitments that require the future purchase of goods or services (unconditional purchase obligations) to provide it with access to products and services at competitive prices. These obligations consist of supplier agreements with long-term minimum material purchase requirements and freight forwarding arrangements with minimum quantity commitments. As of October 3, 2026, the Company had unconditional purchase obligations of $67.0 million, consisting of $17.5 million in 2026 and $49.5 million in 2027. As of January 3, 2026, the Company had unconditional purchase obligations of $131.4 million, consisting of $59.9 million in 2026 and $71.5 million in 2027. The decrease in unconditional purchase obligations from January 3, 2026 is primarily attributable to an amendment executed with a supplier in the first quarter of 2026.

GUARANTEES — The Company’s financial guarantees at October 3, 2026 are as follows:

(Millions of Dollars)	Term	Maximum Potential Payment	Carrying Amount of Liability
Guarantees on the residual values of leased assets	Four years to nine years	$45.5	$—
Standby letters of credit	Up to twenty years	174.0	—
Commercial customer financing arrangements	Up to ten years	107.7	16.1
Total		$327.2	$16.1

The Company has guaranteed a portion of the residual values associated with certain of its variable rate leases. The lease guarantees are for an amount up to $45.5 million while the fair value of the underlying assets is estimated at $54.8 million. The related assets would be available to satisfy the guarantee obligations.

The Company has issued $174.0 million in standby letters of credit that guarantee future payments which may be required under certain insurance programs and in relation to certain environmental remediation activities described more fully in Note O, Contingencies.

The Company provides various limited and full recourse guarantees to financial institutions that provide financing to U.S. and Canadian Mac Tool distributors and franchisees for their initial purchase of the inventory and trucks necessary to function as a distributor and franchisee. In addition, the Company provides limited and full recourse guarantees to financial institutions that extend credit to certain end retail customers of its U.S. Mac Tool distributors and franchisees. The gross amount guaranteed in these arrangements is $107.7 million and the $16.1 million carrying value of the guarantees issued is recorded in Other liabilities in the Condensed Consolidated Balance Sheets.

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

The changes in the carrying amount of product warranties for the nine months ended October 3, 2026 and September 27, 2025 are as follows:

(Millions of Dollars)	2026	2025
Balance beginning of period	$157.8	$140.1
Warranties and guarantees issued	108.4	134.1
Warranty payments, currency, and other	(120.8)	(117.6)
Balance end of period	$145.4	$156.6

Q.    DIVESTITURES

Pending Divestiture of Excel Industries

In September 2026, the Company announced that it had entered into a definitive agreement for the sale of its Excel business for $225 million in cash. The sale is subject to regulatory approvals and other customary closing conditions and is expected to close in the fourth quarter of 2026. Based on management's commitment to sell this business, the assets and liabilities related to the Excel business were classified as held for sale on the Company's Condensed Consolidated Balance Sheets as of October 3, 2026. There were no assets or liabilities held for sale relating to Excel as of January 3, 2026. This pending divestiture does not qualify for discontinued operations and therefore, its results are included in the Company's continuing operations within the Tools & Outdoor segment for all periods presented.
Following is the pre-tax (loss) income for this business for the three and nine months ended October 3, 2026, and September 27, 2025:

	Third Quarter		Year-to-Date
(Millions of Dollars)	2026	2025	2026	2025
Pre-tax (loss) income	$(1.2)	$2.2	$5.8	$(9.4)

In addition, the Company recognized a pre-tax asset impairment charge of $19.7 million in the third quarter of 2026 to adjust the carrying amount of the long-lived assets of the Excel business to its estimated fair value less costs to sell.

2026 Divestiture of Consolidated Aerospace Manufacturing

On April 6, 2026, the Company completed the sale of its CAM business and received proceeds of approximately $1.8 billion in cash and recognized a pre-tax gain of $276.7 million. As of January 3, 2026, the assets and liabilities related to the CAM business were classified as held for sale on the Company's Condensed Consolidated Balance Sheets. This divestiture did not qualify for discontinued operations and therefore, its results are included in the Company's continuing operations within the Engineered Fastening segment through the date of sale. As part of the purchase and sale agreement, the Company provided transition services relating to certain administrative functions for the purchaser for a period of six months, during the integration of these functions into their pre-existing business processes.
Following is the pre-tax income for this business for the three and nine months ended October 3, 2026, and September 27, 2025:

	Third Quarter		Year-to-Date
(Millions of Dollars)	2026	2025	2026	2025
Pre-tax income	$—	$7.4	$22.8	$14.5

The carrying amounts of the assets and liabilities that were aggregated in assets held for sale and liabilities held for sale as of October 3, 2026, related to Excel, and as of January 3, 2026, related to CAM, are presented in the following table:

(Millions of Dollars)	October 3, 2026	January 3, 2026
Cash and cash equivalents	$0.5	$—
Accounts and notes receivable, net	2.9	94.2
Inventories, net	86.0	168.0
Other current assets	0.5	0.2
Property, plant and equipment, net	28.5	117.1
Goodwill	53.7	739.4
Intangibles, net	130.8	410.1
Other assets	19.1	7.3
Impairment of assets held for sale	(19.7)	—
Total assets	$302.3	$1,536.3

Accounts payable and accrued expenses	62.4	$44.2
Other long-term liabilities	16.3	9.4
Total liabilities	$78.7	$53.6

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
Throughout this Management's Discussion and Analysis (“MD&A”), references to Notes refer to the "Notes to Unaudited Condensed Consolidated Financial Statements" in Part I, Item 1 of this Quarterly Report on Form 10-Q, unless otherwise indicated.
BUSINESS OVERVIEW
Strategy
The Company is a global provider of hand tools, power tools, outdoor products and related accessories, as well as a leading provider of engineered fastening solutions. In recent years, the Company has reshaped its portfolio through a series of divestitures. These divestitures reflect the Company's ongoing strategic commitment to simplify and streamline its portfolio to focus on its leading market positions in tools and outdoor, as well as engineered fastening systems.
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
Repurchases Of Common Stock
On April 23, 2026, the Board authorized a share repurchase program of up to $500 million in purchase price of shares of the Company's common stock ("the April 2026 Program"). During the second and third quarters of 2026, the Company executed open market share repurchases of 3,239,690 and 2,528,779 shares of its common stock, respectively, for approximately $250.0 million in each quarter. After giving effect to the repurchases in the third quarter, there are no authorized amounts remaining under the April 2026 Program.

On October 29, 2026, the Board terminated the April 2026 Program and approved a new share repurchase authorization of up to $1 billion in purchase price of shares of the Company's common stock (the "October 2026 Share Repurchase Authorization"). The October 2026 Share Repurchase Authorization will expire 36 months from October 29, 2026. The Company may repurchase shares under the October 2026 Share Repurchase Authorization through open market purchases, privately negotiated transactions or share repurchase programs, including one or more accelerated share repurchase programs (under which an initial payment for the entire repurchase amount may be made at the inception of the program). Such repurchases may be funded from cash on hand, short-term borrowings or other sources of cash at the Company’s discretion. The Company is under no obligation to repurchase any shares pursuant to the October 2026 Share Repurchase Authorization and repurchases may be suspended or terminated at any time at the Company's discretion.
Refer to Note C, Earnings Per Share, for further discussion.
Repurchases Of Securities Other Than Common Stock
In October 2025, the Board of Directors approved repurchases by the Company of its outstanding securities, other than its common stock, up to an aggregate amount of $3.0 billion. No repurchases have been executed pursuant to this authorization to date.
2026 Divestitures
In September 2026, the Company announced that it had entered into a definitive agreement to sell its Excel Industries ("Excel") business, which is primarily made up of the professional-grade, gas-powered, ride-on and zero-turn mowers under the Hustler® brand, for $225.0 million in cash. The sale is subject to regulatory approvals and other customary closing conditions and is expected to close in the fourth quarter of 2026.
On April 6, 2026, the Company sold the CAM business to Howmet Aerospace for $1.8 billion in cash. The Company deployed the vast majority of the net proceeds to reduce debt and repurchase shares in the second and third quarters of 2026. Through the date of sale, net sales and segment profit for the Engineered Fastening segment included $117.0 million and $22.0 million, respectively, related to the CAM business. See below for further discussion of the Company's business segments and results.
The pending Excel sale and CAM divestiture are part of the Company's ongoing strategic commitment to refine its portfolio to focus on its core Tools & Outdoor and Engineered Fastening businesses. Refer to Note Q, Divestitures, for further discussion.
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
The Outdoor product line primarily sells corded and cordless electric lawn and garden products, including hedge trimmers, string trimmers, lawn mowers, pressure washers and related accessories, and gas-powered lawn and garden products, including lawn tractors, zero turn ride-on mowers, walk behind mowers, snow blowers, residential robotic mowers, hand-held outdoor power equipment, garden tools, and parts and accessories to professionals and consumers primarily under the DEWALT®, CRAFTSMAN®, CUB CADET®, BLACK+DECKER®, and HUSTLER® brand names.
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

RESULTS OF OPERATIONS
On April 6, 2026, the Company completed the sale of its CAM business to Howmet Aerospace. This divestiture did not qualify for discontinued operations and therefore, the results of the CAM business are included in the Company's Consolidated Statements of Operations and Comprehensive Income through the date of sale.
The pending divestiture of the Excel business did not qualify for discontinued operations and therefore, its results are included in the Company's Consolidated Statements of Operations and Comprehensive Income for all periods presented.
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
The Company’s operating results at the consolidated level as discussed below include and exclude certain gains and charges impacting gross profit, SG&A, Other, net, and Income taxes. The Company’s business segment results as discussed below include and exclude certain gains and charges impacting gross profit and SG&A. Corporate overhead as discussed below includes and excludes certain gains and charges. These amounts for the third quarter and year-to-date periods of 2026 and 2025 are as follows:
Third Quarter 2026

(Millions of Dollars)	GAAP	Non-GAAP Adjustments[2]	Non-GAAP
Gross profit	$1,453.5	$16.6	$1,470.1
Selling, general and administrative[1]	904.5	(2.8)	901.7
Earnings before income taxes	358.2	89.3	447.5
Income taxes[3]	86.1	18.0	104.1
Net earnings	272.1	71.3	343.4
Diluted earnings per share of common stock	$1.83	$0.48	$2.31
Year-to-Date 2026

(Millions of Dollars)	GAAP	Non-GAAP Adjustments[2]	Non-GAAP
Gross profit	$3,916.6	$50.5	$3,967.1
Selling, general and administrative[1]	2,736.4	(13.5)	2,722.9
Earnings before income taxes	942.0	(51.0)	891.0
Income taxes[3]	259.0	(69.3)	189.7
Net earnings	683.0	18.3	701.3
Diluted earnings per share of common stock	$4.54	$0.12	$4.66
Third Quarter 2025

(Millions of Dollars)	GAAP	Non-GAAP Adjustments[2]	Non-GAAP
Gross profit	$1,179.1	$8.0	$1,187.1
Selling, general and administrative[1]	791.0	(4.1)	786.9
Earnings before income taxes	35.6	217.6	253.2
Income taxes[3]	(15.8)	51.3	35.5
Net earnings	51.4	166.3	217.7
Diluted earnings per share of common stock	$0.34	$1.09	$1.43

Year-to-Date 2025

(Millions of Dollars)	GAAP	Non-GAAP Adjustments[2]	Non-GAAP
Gross profit	$3,366.4	$44.7	$3,411.1
Selling, general and administrative[1]	2,531.1	(78.7)	2,452.4
Earnings before income taxes	189.9	332.1	522.0
Income taxes[3]	(53.8)	80.6	26.8
Net earnings	243.7	251.5	495.2
Diluted earnings per share of common stock	$1.61	$1.65	$3.26

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

Below is a summary of the pre-tax Non-GAAP adjustments for the third quarter and year-to-date periods of 2026 and 2025.

	Third Quarter		Year-to-Date
(Millions of Dollars)	2026	2025	2026	2025
Supply Chain Transformation Costs:
Footprint Rationalization[1]	$16.5	$4.6	$50.7	$16.6
Material Productivity & Operational Excellence	—	3.9	—	11.9
Voluntary retirement program[2]	—	—	(0.5)	11.9
Other charges	0.1	(0.5)	0.3	4.3
Gross profit	$16.6	$8.0	$50.5	$44.7

Supply Chain Transformation Costs:
Footprint Rationalization[1]	$1.4	$4.0	$10.3	$15.1
Complexity Reduction & Operational Excellence[3]	—	4.4	—	24.9
Transition services costs related to previously divested businesses	1.3	—	3.2	8.4
Voluntary retirement program[2]	—	—	(2.7)	33.5
Other charges	0.1	(4.3)	2.7	(3.2)
Selling, general and administrative	$2.8	$4.1	$13.5	$78.7

Income related to providing transition services to previously divested businesses	$(1.4)	$—	$(3.3)	$(10.3)
Voluntary retirement program[2]	—	—	—	6.2
Deal-related costs and other[4]	1.7	4.3	1.3	(8.7)
Other, net	$0.3	$4.3	$(2.0)	$(12.8)

Loss (gain) on sales of businesses	$20.4	$—	$(250.2)	$0.3
Asset impairment charges[5]	19.7	169.1	47.7	169.1
Restructuring charges[6]	29.5	32.1	89.5	52.1
Non-GAAP adjustments before income taxes	$89.3	$217.6	$(51.0)	$332.1

1	Footprint Rationalization costs in 2026 primarily relate to accelerated depreciation of manufacturing equipment driven by plants closed in the second and third quarters of 2026, as well as site transformation and re-configuration costs. Footprint Rationalization costs in 2025 primarily relate to site transformation and re-configuration costs. Facility exit costs related to site closures are reported in Restructuring charges.
2	In June 2025, the Company implemented a voluntary retirement program (“VRP”) to right-size the Company’s corporate and support functions to align with a more focused portfolio following recent divestitures and more streamlined operations as part of the supply chain transformation. The costs associated with the VRP relate to separation benefits provided to eligible employees who voluntarily retired from the Company.
3	Complexity Reduction & Operational Excellence costs in 2025 primarily related to third-party consulting fees to provide expertise in identifying business model changes and quantifying related cost savings opportunities within the Company’s Engineered Fastening business, developing a detailed program and related governance, and assisting the Company with the implementation of actions necessary to achieve the identified objectives.
4	Includes an $8.1 million gain on sale of a distribution center in 2025 as part of the supply chain transformation.
5	Asset impairment charges in 2026 relate to the write-down of assets associated with the exit of a Tools and Outdoor product line and related plant closure in the first quarter of 2026 and a pre-tax impairment loss in the third quarter of 2026 related to the Excel business. The asset impairment charges in 2025 were primarily related to the Lenox, Troy-Bilt, and Irwin trade names, and the write down of certain minority investments pertaining to legacy corporate ventures.
6	Refer to "Restructuring Activities" below for further discussion.

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

Consolidated Results

Net Sales: Net sales were $3.732 billion in the third quarter of 2026 compared to $3.756 billion in the third quarter of 2025, representing a decrease of 1%, as a 3% decrease from the CAM business divestiture, a 2% decrease in price, and a 2% decrease from strategic outdoor product line transitions were partially offset by a 6% increase in volume. Tools & Outdoor net sales increased 2% compared to the third quarter of 2025 as a 7% increase in volume was partially offset by a 3% decrease in price and a 2% decrease from strategic outdoor product line transitions. Engineered Fastening net sales decreased 21% compared to the third quarter of 2025 as a 22% decrease from the CAM business divestiture and a 1% decrease from foreign currency were partially offset by a 1% increase in volume and a 1% increase in price.

Net sales were $11.539 billion in the first nine months of 2026 compared to $11.446 billion in the first nine months of 2025, representing an increase of 1%, as a 2% increase in volume and a 2% increase from foreign currency were partially offset by a 2% decrease from the CAM business divestiture and a 1% decrease from strategic outdoor product line transitions. Tools & Outdoor net sales increased 2% compared to the first nine months of 2025 as a 2% increase in volume and a 1% increase from foreign currency were partially offset by a 1% decrease from strategic outdoor product line transitions. Engineered Fastening net sales decreased 10% compared to the first nine months of 2025, as a 15% decrease from the CAM business divestiture was partially offset by a 3% increase in volume, a 1% increase in price, and a 1% increase from foreign currency.

Cost of Sales and Gross Profit: The Company reported cost of sales of $2.278 billion in the third quarter of 2026 compared to $2.577 billion in the third quarter of 2025. The year-over-year change in cost of sales was primarily driven by operational cost improvements and the net benefit related to tariff refunds realized and directly attributable offsetting costs for variable incentive compensation and growth investments. Gross profit, defined as sales less cost of sales, was $1.454 billion, or 39.0% of net sales, in the third quarter of 2026 compared to $1.179 billion, or 31.4% of net sales, in the third quarter of 2025. Non-GAAP adjustments, which increased cost of sales and reduced gross profit, were $16.6 million, or 0.4% of net sales, for the three months ended October 3, 2026, and $8.0 million, or 0.2% of net sales, for the three months ended September 27, 2025. Excluding these adjustments, gross profit was 39.4% of net sales for the three months ended October 3, 2026, compared to 31.6% of net sales for the three months ended September 27, 2025. The year-over-year changes in gross profit as a percent of sales and adjusted gross profit as a percent of sales were primarily driven by operational cost improvements and favorable product mix, in addition to a benefit of approximately 430 basis points related to the net impact of tariff refunds realized as described above.

The Company reported cost of sales of $7.622 billion in the first nine months of 2026 compared to $8.079 billion in the first nine months of 2025. The year-over-year change in cost of sales was driven by the same factors discussed above that impacted the third quarter of 2026. Gross profit, defined as sales less cost of sales, was $3.917 billion, or 33.9% of net sales, in the first nine months of 2026 compared to $3.366 billion, or 29.4% of net sales, in the first nine months of 2025. Non-GAAP adjustments, which increased cost of sales and reduced gross profit, were $50.5 million, or 0.5% of net sales, for the nine months ended October 3, 2026, and $44.7 million, or 0.4% of net sales, for the nine months ended September 27, 2025. Excluding these adjustments, gross profit was 34.4% of net sales for the nine months ended October 3, 2026, compared to 29.8% of net sales for the nine months ended September 27, 2025. The year-over-year changes in gross profit as a percent of sales and adjusted gross profit as a percent of sales were driven by the same factors discussed above that impacted the third quarter of 2026.

Selling, general and administrative: SG&A, inclusive of the provision for credit losses, was $904.5 million, or 24.2% of net sales, in the third quarter of 2026, compared to $791.0 million, or 21.1% of net sales, in the third quarter of 2025. Within SG&A, Non-GAAP adjustments totaled $2.8 million, or less than 0.1% of net sales, for the three months ended October 3, 2026 and $4.1 million, or 0.1% of net sales, for the three months ended September 27, 2025. Excluding these adjustments, SG&A was 24.2% of net sales for the three months ended October 3, 2026, compared to 21.0% of net sales for the three months ended September 27, 2025. The year-over-year changes in SG&A as a percent of sales and adjusted SG&A as a percent of sales include incremental costs and investments tied to the tariff refunds realized.

SG&A, inclusive of the provision for credit losses, was $2.736 billion, or 23.7% of net sales, in the first nine months of 2026, compared to $2.531 billion, or 22.1% of net sales, in the first nine months of 2025. Within SG&A, Non-GAAP adjustments totaled $13.5 million, or 0.1% of net sales, for the nine months ended October 3, 2026 and $78.7 million, or 0.7% of net sales, for the nine months ended September 27, 2025. Excluding these adjustments, SG&A was 23.6% of net sales for the nine months ended October 3, 2026, compared to 21.4% of net sales for the nine months ended September 27, 2025. The year-over-year changes in SG&A as a percent of sales and adjusted SG&A as a percent of sales include incremental costs and investments tied to the tariff refunds realized.

Distribution center costs (i.e. warehousing and fulfillment facility and associated labor costs) are classified within SG&A. This classification may differ from other companies who may report such expenses within cost of sales. Due to diversity in practice, to the extent the classification of these distribution costs differs from other companies, the Company’s gross margins may not be comparable. Such distribution costs classified in SG&A amounted to $138.1 million and $414.5 million for the three and nine months ended October 3, 2026, respectively, and $130.3 million and $390.4 million for the three and nine months ended September 27, 2025, respectively.

Other, net: Other, net totaled $64.3 million and $72.2 million in the third quarter of 2026 and 2025, respectively. Excluding Non-GAAP adjustments, Other, net totaled $64.0 million and $67.9 million in the third quarter of 2026 and 2025, respectively. The year-over-year decrease in Other, net, both inclusive and exclusive of Non-GAAP adjustments, is primarily driven by lower intangible amortization expense in 2026.

Other, net totaled $159.1 million and $187.4 million in the first nine months of 2026 and 2025, respectively. Excluding Non-GAAP adjustments, Other, net totaled $161.1 million and $200.2 million for the first nine months of 2026 and 2025, respectively. The year-over-year decrease in Other, net, both inclusive and exclusive of Non-GAAP adjustments, is primarily driven by lower intangible amortization expense and impacts from foreign currency in 2026.

Loss (Gain) on Sales of Businesses: During the third quarter of 2026, the Company reported a pre-tax loss of $20.4 million, which was primarily related to the sale of a small business in the Engineered Fastening segment.

During the first nine months of 2026, the Company reported a net pre-tax gain of $250.2 million, driven by a pre-tax gain of $276.7 million from the CAM business divestiture, which was partially offset by a pre-tax loss of $20.3 million related to the sale of a small business in the Engineered Fastening segment and a pre-tax loss of $6.2 million related to the divestitures of two small businesses in the Tools & Outdoor segment.

During the first nine months of 2025, the Company reported a pre-tax loss of $0.3 million related to the divestiture of a small business in the Engineered Fastening segment.

Asset Impairment Charges: During the three months ended October 3, 2026, the Company recorded a pre-tax impairment charge of $19.7 million related to the Excel business to adjust the carrying amount of Excel’s long-lived assets to its estimated fair value less selling costs. During the nine months ended October 3, 2026, the Company recorded pre-tax impairment charges of $47.7 million related to the previously discussed impairment of the Excel business and a write-down of assets associated with the exit of a Tools and Outdoor product line and related plant closure.

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

Refer to Note K, Fair Value Measurements, for additional information on the 2026 and 2025 impairment charges. Refer to Note Q, Divestitures, for additional information on the pending divestiture of the Excel business.

Interest, net: Net interest expense was $56.9 million in the third quarter of 2026 and $79.1 million in the third quarter of 2025. On a year-to-date basis, net interest expense was $192.1 million in 2026 and $236.5 million in 2025. The year-over-year decreases were primarily driven by lower interest expense due to lower debt balances partially offset by lower interest income.

Income Taxes: For the three and nine months ended October 3, 2026, the Company recognized income tax expense of $86.1 million and $259.0 million, respectively, resulting in effective tax rates of 24.0% and 27.5%, respectively. The effective tax rate for the three months ended October 3, 2026 differs from the U.S. statutory tax rate of 21% primarily due to non-deductible expenses, partially offset by tax credits. The effective tax rate for the nine months ended October 3, 2026 differs from the U.S. statutory tax rate of 21% primarily due to the tax effect of certain basis differences associated with the CAM divestiture for which no corresponding tax benefit was recognized in addition to the items discussed above that impacted the third quarter of 2026. Excluding the tax effect on Non-GAAP adjustments for the three and nine months ended October 3, 2026, the Company recognized income tax expense of $104.1 million and $189.7 million, respectively, resulting in effective tax rates of 23.3% and 21.3%, respectively. These effective tax rates for the three and nine months ended October 3, 2026 differ from the U.S. statutory tax rate of 21% primarily due to non-deductible expenses, partially offset by tax credits.

For the three and nine months ended September 27, 2025, the Company recognized an income tax benefit of $15.8 million and $53.8 million, respectively, resulting in effective tax rates of (44.4)% and (28.3)%, respectively. Excluding the tax effect on

Non-GAAP adjustments for the three and nine months ended September 27, 2025, the Company recognized income tax expense of $35.5 million and $26.8 million, respectively, resulting in effective tax rates of 14.0% and 5.1%, respectively. These effective tax rates for the three and nine months ended September 27, 2025 differ from the U.S. statutory tax rate of 21% primarily due to the remeasurement of uncertain tax positions, partially offset by non-deductible expenses.

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

The Company has performed an assessment of the potential impact to its income taxes as a result of Pillar Two. The assessment of the potential impact is based on the most recent tax filings, country-by-country reporting, enactment of SbS into local law, and financial statements of affected subsidiaries. Based on the result of the assessment, the Pillar Two tax impact is expected to be immaterial to the Company's 2026 estimated annual tax rate. The Company continues to assess the potential impact of Pillar Two, including the SbS system, and monitor developments in legislation, regulation, and interpretive guidance in these areas.

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
The Company’s operations are classified into two reportable business segments: Tools & Outdoor and Engineered Fastening.
Tools & Outdoor:

	Third Quarter		Year-to-Date
(Millions of Dollars)	2026	2025	2026	2025
Net sales	$3,336.1	$3,255.5	$10,236.0	$9,997.8
Segment profit	$568.7	$383.2	$1,233.7	$910.5
% of Net sales	17.0%	11.8%	12.1%	9.1%

Tools & Outdoor net sales increased $80.6 million, or 2%, in the third quarter of 2026 compared to the third quarter of 2025 as a 7% increase in volume was partially offset by a 3% decrease in price and a 2% decrease from strategic outdoor product line transitions. Organic revenue increased 4%, primarily driven by power tools, as well as strength in the U.S. retail and commercial and industrial ("C&I") channels. Total revenue increased 3% in North America, decreased 1% in Europe, and increased 2% in the rest of the world. Excluding the impact from foreign currency and strategic outdoor product line transitions, organic revenue increased 6% in North America, increased 1% in Europe, and decreased 1% in the rest of the world.

Tools & Outdoor net sales increased $238.2 million, or 2%, in the first nine months of 2026 compared to the first nine months of 2025 as a 2% increase in volume and a 1% increase from foreign currency were partially offset by a 1% decrease from strategic outdoor product line transitions. Tools & Outdoor organic revenues increased 2% primarily driven by power tools, as well as strength in the U.S. retail and C&I channels and strong performance in prioritized international markets. Total revenue increased 2%, 3%, and 5% in North America, Europe, and the rest of the world, respectively. Excluding the impact from foreign currency and strategic outdoor product line transitions, organic revenue increased 3% in North America, remained flat in Europe, and increased 1% in the rest of the world.

Tools & Outdoor segment profit for the third quarter of 2026 was $568.7 million, or 17.0% of net sales, compared to $383.2 million, or 11.8% of net sales, in the third quarter of 2025. Excluding Non-GAAP adjustments, which primarily related to charges associated with footprint actions in both periods, of $18.2 million, or 0.6% of net sales, in the three months ended October 3, 2026, and $6.8 million, or 0.2% of net sales, for the three months ended September 27, 2025, segment profit was 17.6% of net sales in the third quarter of 2026 and 12.0% of net sales in the third quarter of 2025. The year-over-year changes in segment profit as a percent of sales and adjusted segment profit as a percent of sales were primarily driven by net productivity gains and favorable product mix, as well as a net benefit of approximately 430 basis points related to tariff refunds and directly attributable offsetting costs for variable incentive compensation and growth investments.

Tools & Outdoor segment profit for the first nine months of 2026 was $1,233.7 million, or 12.1% of net sales, compared to $910.5 million, or 9.1% of net sales, in the first nine months of 2025. Excluding Non-GAAP adjustments, which primarily related to charges associated with footprint actions in both periods and a voluntary retirement program in 2025, of $61.3 million, or 0.6% of net sales, in the first nine months of 2026, and $70.2 million, or 0.7% of net sales, in the first nine months of 2025, segment profit was 12.7% of net sales in the first nine months of 2026 and 9.8% of net sales in the first nine months of 2025. The year-over-year changes in segment profit as a percent of sales and adjusted segment profit as a percent of sales were driven by the same factors discussed above that impacted the third quarter of 2026.
Engineered Fastening:

	Third Quarter		Year-to-Date
(Millions of Dollars)	2026	2025	2026	2025
Net sales	$395.5	$500.5	$1,302.7	$1,448.0
Segment profit	$46.1	$59.8	$158.6	$133.8
% of Net sales	11.7%	11.9%	12.2%	9.2%

Engineered Fastening net sales decreased $105.0 million, or 21.0%, in the third quarter of 2026 compared to the third quarter of 2025, as a 22% decrease from the CAM business divestiture and a 1% decrease from foreign currency were partially offset by a 1% increase in volume and a 1% increase in price. Engineered Fastening organic revenues increased 2%, driven by broad-based industrial strength, partially offset by automotive pressure.

Engineered Fastening net sales decreased $145.3 million, or 10%, in the first nine months of 2026 compared to the first nine months of 2025, as a 15% decrease from the CAM business divestiture was partially offset by a 3% increase in volume, a 1% increase in price, and a 1% increase from foreign currency. Engineered Fastening organic revenues increased 4% driven by robust aerospace growth in the first quarter of 2026 and industrial strength.

Engineered Fastening segment profit for the third quarter of 2026 totaled $46.1 million, or 11.7% of net sales, compared to $59.8 million, or 11.9% of net sales, in the corresponding 2025 period. Non-GAAP adjustments totaled $0.3 million, or less than 0.1% of net sales, in the third quarter of 2026, and $4.1 million, or 0.9% of net sales, in the third quarter of 2025, which primarily related to the supply chain transformation in 2025. Excluding these Non-GAAP adjustments, segment profit amounted to 11.7% of net sales in the third quarter of 2026 compared to 12.8% of net sales in the third quarter of 2025. The year-over-year changes in segment profit as a percent of sales and adjusted segment profit as a percent of sales were impacted by automotive demand pressure.

Engineered Fastening segment profit for the first nine months of 2026 totaled $158.6 million, or 12.2% of net sales, compared to $133.8 million, or 9.2% of net sales, in the corresponding 2025 period. Excluding Non-GAAP adjustments of $0.6 million, or less than 0.1% of net sales, in the first nine months of 2026, and $29.1 million, or 2.1% of net sales, in the first nine months of 2025, which related to a voluntary retirement program and costs associated with the supply chain transformation in 2025, segment profit amounted to 12.2% of net sales in the first nine months of 2026 compared to 11.3% of net sales in the first nine months of 2025. The year-over-year changes in segment profit as a percent of sales and adjusted segment profit as a percent of sales were driven by improved profitability in aerospace in the first quarter of 2026 and favorable product mix.

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

Corporate overhead amounted to $65.8 million and $54.9 million in the third quarter of 2026 and 2025, respectively. Excluding Non-GAAP adjustments, which primarily consisted of transition services costs related to previously divested businesses in both periods, the corporate overhead element of SG&A was $64.9 million and $53.7 million for the three months ended October 3, 2026 and September 27, 2025, respectively. These year-over-year increases were primarily driven by variable incentive compensation costs directly attributable to the tariff refunds realized in the third quarter of 2026.

On a year-to-date basis, corporate overhead amounted to $212.1 million and $209.0 million in the first nine months of 2026 and 2025, respectively. Excluding Non-GAAP adjustments, which primarily related to transition services costs related to previously divested businesses in both periods and a voluntary retirement plan in 2025, the corporate overhead element of SG&A was $210.0 million and $184.9 million in the first nine months of 2026 and 2025, respectively. These year-over-year increases were primarily driven by the same factor discussed above that impacted the third quarter of 2026.
RESTRUCTURING ACTIVITIES
A summary of the restructuring reserve activity from January 3, 2026 to October 3, 2026 is as follows:

(Millions of Dollars)	January 3, 2026	Net Additions	Usage	Currency	October 3, 2026
Severance and related costs	$45.7	$62.6	$(71.1)	$(0.4)	$36.8
Facility closures and other	2.1	26.9	(26.9)	0.1	2.2
Total	$47.8	$89.5	$(98.0)	$(0.3)	$39.0

For the three and nine months ended October 3, 2026, the Company recognized net restructuring charges of $29.5 million and $89.5 million, respectively, related to severance costs primarily associated with reorganizations of the Company’s supply chain resources and plant closures, as well as facility exit costs. The Company expects to achieve annual net cost savings of approximately $150 million by the end of 2027 related to the restructuring costs incurred during the nine months ended October 3, 2026. The majority of the $39.0 million of reserves remaining as of October 3, 2026 is expected to be utilized within the next twelve months.
Segments:
The $89.5 million of net restructuring charges for the nine months ended October 3, 2026 includes: $76.5 million in the Tools & Outdoor segment; $8.5 million in the Engineered Fastening segment; and $4.5 million in Corporate.

The $29.5 million of net restructuring charges for the three months ended October 3, 2026 includes: $26.5 million in the Tools & Outdoor segment; $2.0 million in the Engineered Fastening segment; and $1.0 million in Corporate.

The anticipated annual net cost savings of approximately $150 million related to the 2026 restructuring actions include: $130 million in the Tools & Outdoor segment; $10 million in the Engineered Fastening segment; and $10 million in Corporate.

TARIFF POLICY IMPLICATIONS

On February 20, 2026, the U.S. Supreme Court issued a ruling invalidating tariffs imposed under the International Emergency Economic Powers Act ("IEEPA"). The ruling did not address potential refunds. The U.S. Court of International Trade (“CIT”) ordered the U.S. Customs and Border Protection (“CBP”) to refund the collected IEEPA tariffs. On April 20, 2026, the CBP launched the Consolidated Administration and Processing of Entries (CAPE) system for IEEPA refunds, which the CBP continues to implement through a phased approach. The Company has submitted claims within the CAPE system and separately through the CBP seeking refunds of previously paid IEEPA tariffs. During the three and nine months ended October 3, 2026, the Company recognized a pre-tax gain of approximately $181 million and $299 million, respectively, in cost of sales related to IEEPA tariff refunds realized, which were partially offset by directly attributable costs for variable incentive compensation and growth investments impacting gross profit and selling, general, and administrative ("SG&A") expenses totaling approximately $48 million and $132 million for the three and nine months ended October 3, 2026, respectively, and related tax effects approximating the Company’s marginal tax rate. The Company expects the pre-tax gains recognized in the second and third quarters of 2026 to be further offset by additional growth investments deployed in the fourth quarter of 2026. There can be no guarantee that additional refunds in excess of the amounts realized through the third quarter of 2026 will be received or that the ultimate amount of refunds received will equal the full amount of IEEPA tariffs paid. Furthermore, any future refund amounts realized will most likely result in additional obligations to the Company, including variable incentive compensation and taxes, and may also be utilized to support incremental growth investments. Refunds may also be subject to further legal, regulatory, or administration developments. Following the U.S. Supreme Court's decision, the U.S. administration announced temporary tariffs under Section 122 of the Trade Act of 1974 (“Section 122 tariffs”), which expired on July 24, 2026, and additional tariffs under Section 301 of the Trade Act of 1974 (“Section 301 tariffs”) were subsequently implemented. The Company will continue to monitor and evaluate developments on tariff policy and the ongoing phased refund process related to IEEPA tariffs as new information becomes available.
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

2026 GUIDANCE
This discussion of certain guidance is intended to provide broad insight into the Company's near-term earnings and cash flow generation prospects. The Company is updating its guidance for 2026 diluted earnings per share on a GAAP basis to be in the range of $5.45 to $5.85, revised from $4.60 to $5.45. The Company is also updating its guidance for diluted earnings per share excluding Non-GAAP adjustments to be in the range of $5.95 to $6.25, revised from $5.20 to $5.80. These revised diluted earnings per share ranges on a GAAP basis and excluding Non-GAAP adjustments represent year-over-year growth of 113% and 31%, respectively, at the midpoint of each range as compared to 2025 performance. The Company is now targeting free cash flow to be in the range of $1.0 billion to $1.2 billion, revised from $600 million to $800 million, which incorporates the tariff refunds realized through the third quarter of 2026 and projected taxes and fees associated with the CAM divestiture.

The above guidance ranges exclude the results of the CAM business as of April 6, 2026, and the impacts of any potential future tariff refunds. Furthermore, the above guidance ranges assume that the temporary tariff tailwind in 2026 driven by the ruling on IEEPA tariffs, which were at higher levels than the subsequent Section 122 and Section 301 tariffs that were intended to replace them, will be offset by higher inflation. The revised full year guidance ranges also assume that any additional tariffs levied under Section 301 will not occur until late in the year, and therefore are not expected to have a significant impact in 2026.

The difference between the guidance for 2026 diluted earnings per share on a GAAP basis and diluted earnings per share excluding Non-GAAP adjustments is approximately $0.40 to $0.50, consisting primarily of charges related to footprint actions and other cost actions, largely offset by the gain on the sale of the CAM business and related tax impact.

FINANCIAL CONDITION

Liquidity, Sources and Uses of Capital: The Company’s primary sources of liquidity are cash flows generated from operations and available lines of credit under various credit facilities.

Operating Activities: Cash flows provided by operations were $658.5 million in the third quarter of 2026 compared to $221.2 million in the corresponding period of 2025. The year-over-year increase was primarily driven by higher earnings, IEEPA tariff refunds received, and changes in working capital. Year-to-date cash flows provided by operations were $1.033 billion in 2026 compared to $15.5 million in 2025. The year-over-year increase was primarily driven by the same factors discussed above that impacted the third quarter of 2026.

Free Cash Flow: Free cash flow, as defined in the table below, was an inflow of $585.0 million in the third quarter of 2026 and $155.3 million in the corresponding period of 2025. On a year-to-date basis, free cash flow was an inflow of $835.9 million in 2026 compared to an outflow of $195.0 million in 2025. The year-over-year changes in free cash flow were due to the same factors discussed above in operating activities. Management considers free cash flow an important indicator of its liquidity and capital efficiency, as well as its ability to fund future growth and provide dividends to shareowners, and is useful information for investors. Free cash flow does not include deductions for mandatory debt service, other borrowing activity, discretionary dividends on the Company’s common stock and business acquisitions, among other items.

	Third Quarter		Year-to-Date
(Millions of Dollars)	2026	2025	2026	2025
Net cash provided by operating activities	$658.5	$221.2	$1,032.8	$15.5
Less: capital and software expenditures	(73.5)	(65.9)	(196.9)	(210.5)
Free cash flow	$585.0	$155.3	$835.9	$(195.0)
Investing Activities: Cash flows used in investing activities totaled $73.0 million and $65.1 million in the third quarter of 2026 and 2025, respectively, primarily due to capital and software expenditures of $73.5 million and $65.9 million, respectively.
Cash flows provided by investing activities totaled $1.625 billion in the first nine months of 2026, primarily due to proceeds from the sale of the CAM business of $1.815 billion, which was partially offset by capital and software expenditures of $196.9 million. Cash flows used in investing activities totaled $190.0 million in the first nine months of 2025, primarily due to capital and software expenditures of $210.5 million.
Financing Activities: Cash flows used in financing activities totaled $414.8 million in the third quarter of 2026, primarily driven by purchases of common stock for treasury of $250.9 million, cash dividend payments on common stock of $122.9 million, and payments on long-term debt of $53.6 million. Cash flows used in financing activities totaled $188.1 million in the third quarter of 2025, primarily driven by payments on long-term debt of $350.1 million and cash dividend payments on common stock of $125.8 million, partially offset by net short-term commercial paper borrowings of $287.9 million.

Cash flows used in financing activities totaled $2.158 billion in the first nine months of 2026, primarily driven by net short-term commercial paper repayments of $604.8 million, payments on long-term debt of $553.7 million, purchases of common stock for treasury of $518.3 million, cash dividend payments on common stock of $373.2 million, and a partial cash settlement of a forward share purchase contract of $125.0 million. Cash flows provided by financing activities totaled $90.9 million in the first nine months of 2025, primarily driven by net short-term commercial paper borrowings of $1.326 billion, partially offset by payments on long-term debt of $850.4 million and cash dividend payments on common stock of $374.3 million.

Credit Ratings & Liquidity:

The Company maintains investment grade credit ratings from the major U.S. rating agencies on its senior unsecured debt (S&P BBB+, Fitch BBB+, Moody's Baa3), as well as its commercial paper program (S&P A-2, Fitch F2, Moody's P-3). There were no changes to any of the Company's credit ratings during the first nine months of 2026. Failure to maintain investment grade rating levels could adversely affect the Company’s cost of funds, liquidity and access to capital markets, but would not have an adverse effect on the Company’s ability to access its existing committed credit facilities.

Cash and cash equivalents totaled $741.2 million as of October 3, 2026, of which approximately 60% was held in foreign jurisdictions. Cash and cash equivalents totaled $280.1 million as of January 3, 2026, which was primarily held in foreign jurisdictions.

In March 2026, the Company redeemed its $500 million 3.40% notes, at maturity. The redemption was funded through the issuance of commercial paper.

In August 2026, the Company decreased its commercial paper program from $3.5 billion to $3.0 billion, which includes Euro denominated borrowings in addition to U.S. Dollars. As of October 3, 2026, the Company had no commercial paper borrowings outstanding. In the second quarter of 2026, the Company utilized the majority of the net proceeds from the CAM divestiture to repay commercial paper borrowings. As of January 3, 2026, the Company had $605.6 million of commercial paper borrowings outstanding, of which $555.6 million in Euro denominated commercial paper was designated as a net investment hedge. Refer to Note H, Financial Instruments, for further discussion.

In June 2026, the Company amended and restated its existing $2.25 billion committed credit facility with the concurrent execution of a new five-year $2.0 billion committed credit facility (the “5-Year Credit Agreement”). Borrowings under the 5-Year Credit Agreement may be made in U.S. Dollars, Euros or Pounds Sterling. A sub-limit of an amount equal to the Euro equivalent of $800.0 million is designated for swing line advances. Borrowings bear interest at a floating rate plus an applicable margin dependent upon the denomination of the borrowing and specific terms of the 5-Year Credit Agreement. The Company must repay all advances under the 5-Year Credit Agreement by the earlier of June 18, 2031, or upon termination. The 5-Year Credit Agreement is designated to be a liquidity back-stop for the Company's $3.0 billion U.S. Dollar and Euro commercial paper program. The 5-Year Credit Agreement includes the covenants listed below. As of October 3, 2026, and January 3, 2026, the Company had not drawn on its five-year committed credit facility.

In June 2026, the Company terminated its 364-Day $1.25 billion committed credit facility (the "2025 Syndicated 364-Day Credit Agreement") dated June 2025. There were no outstanding borrowings under the 2025 Syndicated 364-Day Credit Agreement upon termination and as of January 3, 2026. Contemporaneously, the Company entered into a new $1.0 billion syndicated 364-Day Credit Agreement (the "2026 Syndicated 364-Day Credit Agreement") which is a revolving credit loan. The borrowings under the 2026 Syndicated 364-Day Credit Agreement may be made in U.S. Dollars or Euros and bear interest at a floating rate plus an applicable margin dependent upon the denomination of the borrowing and pursuant to the terms of the 2026 Syndicated 364-Day Credit Agreement. The Company must repay all advances under the 2026 Syndicated 364-Day Credit Agreement by the earlier of June 17, 2027, or upon termination. The Company may, however, convert all advances outstanding upon termination into a term loan that shall be repaid in full no later than the first anniversary of the termination date provided that the Company, among other things, pays a fee to the administrative agent for the account of each lender. The 2026 Syndicated 364-Day Credit Agreement serves as part of the liquidity back-stop for the Company’s $3.0 billion U.S. Dollar and Euro commercial paper program. As of October 3, 2026, the Company had not drawn on its 2026 Syndicated 364-Day Credit Agreement.

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

OTHER MATTERS
Critical Accounting Estimates
There have been no changes in the Company’s critical accounting estimates during the third quarter of 2026. Refer to the “Other Matters” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended January 3, 2026 for a discussion of the Company’s critical accounting estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no significant change in the Company’s exposure to market risk during the third quarter of 2026. Refer to the Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended January 3, 2026 and subsequent related filings with the Securities and Exchange Commission for further discussion.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of management, including the Company’s President and Chief Executive Officer and its Executive Vice President, Chief Financial Officer and Chief Administrative Officer, the Company has, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined under Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Company’s President and Chief Executive Officer and its Executive Vice President, Chief Financial Officer and Chief Administrative Officer have concluded that, as of October 3, 2026, the Company’s disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting that occurred during the third quarter of 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any goals, projections, guidance or scenarios regarding earnings, EPS, income, revenue, margins, or margin expansion, costs and cost savings/reductions, sales, sales growth, organic growth, profitability, cash flow, debt reduction, leverage ratios or other financial items; any statements of the plans, strategies, investments and objectives of management for future operations, including expectations around the Company's productivity and efficiency goals and future operational strategies; future market share gain, shareholder returns, any statements concerning innovation initiatives and proposed new products, services or developments and brand prioritization strategies; any statements regarding future economic conditions or performance; any statements concerning future dividends or share repurchases; any statements of beliefs, plans, intentions or expectations; any statements and assumptions or scenarios regarding possible tariff and tariff impact projections, including those relating to Section 122, 232 or 301 tariffs, potential additional future tariffs, tariff refunds, and any related mitigation plans (including price actions, supply chain adjustments) and expected timing and benefits related to such plans; any statements concerning the Company’s ability to maximize value for shareholders through active portfolio management and capital allocation, the Company’s capital allocation, any statements and assumptions or scenarios regarding cost inflation; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include, among others, the words “may,” “will,” “estimate,” “intend,” “could,” “project,” “plan,” “continue,” “believe,” “expect,” “anticipate,” “run-rate,” “annualized,” “forecast,” “commit,” “goal,” “target,” “design,” “on-track,” “position or positioning,” “guidance,” “aim,” “looking forward,” “multi-year” or any other similar words.
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
Important factors that could cause the Company's actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in its forward-looking statements include, among others, the following: (i) successfully developing, marketing and achieving sales from new products and services and the continued acceptance of current products and services as well as successful execution of, and realization of expected benefits from, the Company’s brand prioritization and investment strategy, including potential licensing initiatives and related restructuring efforts, and its ability to estimate and mitigate negative consequences from the same including, but not limited to, reduced ability to generate sales; (ii) macroeconomic factors, including global and regional business conditions, commodity availability and prices, inflation and deflation, interest rate volatility, currency exchange rates, and uncertainties in the global financial markets; (iii) laws, regulations and governmental policies affecting the Company's activities in the countries where it does business or sources supply inputs, including those related to taxation, data privacy, anti-bribery, anti-corruption, government contracts, and trade controls, including but not limited to, tariffs, import and export controls, raw material and rare earth related controls and other monetary and non-monetary trade regulations or barriers; (iv) the Company’s ability to predict the timing and extent of any trade related regulations (or any court rulings in response thereto), clearances, restrictions or policies, including but not limited to, trade barriers, tariffs, raw material and rare earth related controls, as well as its ability to successfully assess the impact to its business of, and mitigate or respond to, such macroeconomic or trade, tariff and raw material and rare earth import/export control changes, regulations or policies (including, but not limited to, the Company’s ability to predict and respond to court rulings in response thereto, or to obtain price increases from its customers and complete effective supply chain adjustments within anticipated time frames and ability to obtain rare earth related supply clearances and the ultimate amount and timing of any tariff refunds); (v) the economic, political, cultural and legal environment in the U.S., Europe, and the emerging markets in which the Company generates sales, particularly Latin America and China; (vi) realizing the anticipated benefits of mergers, acquisitions, joint ventures, strategic alliances or divestitures and the costs associated with such transactions; (vii) pricing pressure and other changes within competitive markets; (viii) availability and price of raw materials, rare earth materials, component parts, freight, energy, labor and sourced finished goods; (ix) the impact that the tightened credit markets may have on the Company or its customers or suppliers; (x) the extent to which the Company has to write off accounts receivable, inventory or other assets or experiences supply chain disruptions in connection with bankruptcy filings by customers or suppliers; (xi) the Company's ability to identify and effectively execute productivity improvements and cost reductions, including complexity reduction through platforming products and SKU reduction initiatives, and other manufacturing and administrative reorganization actions; (xii) potential business, supply chain and distribution disruptions, including those related to physical security threats, information technology or cyber-attacks, epidemics, natural disasters or pandemics, sanctions, political unrest, war or terrorism, including the conflicts between Russia and Ukraine, and Israel and Hamas and tensions or conflicts in South Korea, China, Taiwan and the Middle East (including the ongoing conflict in Iran); (xiii) the continued consolidation of customers, particularly in consumer channels, and the Company’s continued reliance on significant customers; (xiv) managing franchisee relationships; (xv) the impact of poor weather conditions and climate change and risks related to the transition to a lower-carbon economy, such as the Company's ability to successfully adopt new technology, meet market-driven demands for carbon neutral and renewable energy technology, or to comply with changes in environmental regulations or requirements, which may be more stringent and complex, impacting its reporting processes and manufacturing facilities and business operations as well as remediation plans and costs relating to any of its current or former locations or other sites; (xvi) maintaining or improving production rates in the Company's manufacturing facilities (including leveraging its North American footprint in connection with tariff mitigation), responding to significant changes in customer preferences or expectations, product demand and fulfilling demand for new and existing products, and learning, adapting and integrating new technologies into products, services and processes; (xvii) changes in the competitive landscape in the Company's markets; (xviii) the Company's non-U.S. operations, including sales to non-U.S. customers; (xix) the Company’s ability to predict the extent or timing of, and impact from demand changes within domestic or worldwide markets associated with construction, homebuilding and remodeling, aerospace, outdoor, engineered fastening, automotive and other markets which the Company serves; (xx) potential adverse developments in new or pending litigation and/or government investigations; (xxi) the incurrence of debt and changes in the Company's ability to obtain debt on commercially reasonable terms and at competitive rates; (xxii) substantial pension and other post-retirement benefit obligations; (xxiii) potential regulatory liabilities, including environmental, privacy, data breach, workers compensation and product liabilities; (xxiv) attracting, developing and retaining senior management and other key employees, managing a workforce in many jurisdictions, labor shortages, work stoppages or other labor disruptions; (xxv) the Company's ability to keep abreast with the pace of technological change; (xxvi) changes in accounting estimates; (xxvii) the Company’s ability to protect its intellectual property rights and to maintain its public reputation and the strength of its brands; (xxviii) critical or negative publicity, including on social media, whether or not accurate, concerning the Company’s brands, products, culture, key employees or suppliers, or initiatives, and the Company's handling of divergent stakeholder expectations regarding the same; (xxix) the failure to successfully effectuate, or to realize the expected benefits of, the Company’s value creation, debt reduction and capital allocation strategy, including its share repurchase authorization; and (xxx) unanticipated developments that may prevent, delay, or negatively impact repurchases under the Company's share repurchase authorization.
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

Class Action Litigation

As previously disclosed, on March 24, 2023, a putative class action lawsuit titled Naresh Vissa Rammohan v. Stanley Black & Decker, Inc., et al., Case No. 3:23-cv-00369-KAD (the “Rammohan Class Action”), was filed in the United States District Court for the District of Connecticut against the Company and certain of the Company’s current and former officers and directors (together, “Defendants”). The complaint was filed on behalf of a purported class consisting of all purchasers of Stanley Black & Decker common stock between October 28, 2021 and July 28, 2022, inclusive. The complaint asserted violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 based on allegedly false and misleading statements related to consumer demand for the Company’s products amid changing COVID-19 trends and macroeconomic conditions. The complaint sought unspecified damages and an award of costs and expenses. On October 13, 2023, Lead Plaintiff General Retirement System of the City of Detroit filed an Amended Complaint that asserted the same claims and seeks the same forms of relief as the original complaint. On November 14, 2025, Lead Plaintiff filed its Second Amended Complaint, asserting the same claims on behalf of the same putative class and seeking the same forms of relief as the prior complaints but updating it to account for the recent decision of the United States Court of Appeals for the Second Circuit in City of Hialeah Employees’ Retirement System v. Peloton Interactive, Inc., No. 24-2803 (2d Cir. 2025). Defendants moved to dismiss the Second Amended Complaint on December 18, 2025, and that motion was fully briefed as of February 19, 2026. By Order dated September 30, 2026, which was followed by a Memorandum of Decision dated October 2, 2026, the District Court denied Defendants’ motion to dismiss. The case will now proceed to discovery. The Company intends to vigorously defend this action in all respects. Given the early stage of this litigation, at this time, the Company is not in a position to assess the likelihood of any potential loss or adverse effect on its financial condition or to estimate the amount or range of potential losses, if any, from this action.

Derivative Actions

As previously disclosed, on August 2, 2023 and September 20, 2023, derivative complaints were filed in the United States District Court for the District of Connecticut, titled Callahan v. Allan, et al., Case No. 3:23-cv-01028-OAW (the “Callahan Derivative Action”) and Applebaum v. Allan, et al., Case No. 3:23-cv-01234-OAW (the “Applebaum Derivative Action”), respectively, by putative stockholders against certain current and former directors and officers of the Company. Plaintiffs seek to recover for, inter alia, alleged breach of fiduciary duties premised on the same allegations as the Rammohan Class Action. The Callahan and Applebaum Derivative Actions were consolidated by court order on November 6, 2023, and defendants’ responses to both complaints were stayed by court orders in each case pending the disposition of any motions to dismiss in the Rammohan Class Action. Following the denial of defendants' motion to dismiss in the Rammohan Class Action, the parties to the consolidated Callahan and Applebaum Derivative Actions filed a Joint Stipulation and Motion to Stay on October 14, 2026, asking the Court to stay the Callahan and Applebaum Derivative Actions until the completion of fact discovery and a ruling on class certification in the Rammohan Class Action. That motion was denied on November 3, 2026. The individual defendants intend to vigorously defend the Callahan and Applebaum Derivative Actions in all respects. However, given the early stage of this litigation, at this time, the Company is not in a position to assess the likelihood of any potential loss or adverse effect on its financial condition or to estimate the amount or range of potential losses, if any, from these actions.

As previously disclosed, on October 19, 2023, a derivative complaint was filed in Connecticut Superior Court, titled Vladimir Gusinsky Revocable Trust v. Allan, et al., Docket Number HHBCV236082260S, by a putative stockholder against certain current and former directors and officers of the Company. Plaintiff seeks to recover for alleged breach of fiduciary duties and unjust enrichment under Connecticut state law premised on the same allegations as the Rammohan Class Action. By court order on November 21, 2023, the Connecticut Superior Court granted the parties’ motion to stay defendants’ response to the complaint pending the disposition of any motions to dismiss in the Rammohan Class Action. Following the denial of defendants' motion to dismiss in the Rammohan Class Action, the parties to the Gusinsky Derivative Action filed a Joint Motion to Stay on October 14, 2026, asking the Court to stay the Gusinsky Derivative Action until the completion of fact discovery and a ruling on class certification in the Rammohan Class Action. That motion was granted on October 26, 2026. The individual defendants intend to vigorously defend this action in all respects. However, given the early stage of this litigation, at this time, the Company is not in a position to assess the likelihood of any potential loss or adverse effect on its financial condition or to estimate the amount or range of potential losses, if any, from this action.

ITEM 1A. RISK FACTORS

The risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended January 3, 2026 filed with the Securities and Exchange Commission on February 24, 2026 (the "Form 10-K") should be considered together with information included in this Form 10-Q for the quarter ended October 3, 2026, and should not be considered the only risks to which the Company is exposed. Except as set forth below, there have been no material changes to the risk factors as disclosed in the Company’s Form 10-K.
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
Other Risks
The Company’s share repurchase authorization may not be fully utilized and could impact the price of the Company’s common stock and anticipated enhancements to long-term shareholder value may not be realized.
Although the Company has an approved share repurchase authorization, it is not obligated to repurchase a specified number or dollar value of shares under this share repurchase authorization or at all, and repurchases may be suspended or terminated at any time at the Company’s discretion and without prior notice. The timing and amount of repurchases, if any, will depend on factors such as the Company’s historical and expected business performance, its cash and liquidity positions and priorities, the price of its common stock, economic and market conditions, and corporate and regulatory requirements. The Company’s share repurchase authorization could also affect the price of its common stock and increase trading volatility. There is no guarantee that the share repurchase authorization, even if fully utilized, will enhance shareholder value. Any failure to fully utilize the share repurchase authorization may negatively impact the Company’s reputation, investor confidence, and the price of the Company’s common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
The following table provides information about the Company’s purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the three months ended October 3, 2026:

2026	Total Number Of Shares Purchased (a)	Average Price Paid Per Share (a)	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs (a)	(In Millions) Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans Or Programs (a)
July 5 - August 8	542,500	$99.27	542,500	$196
August 9 - September 5	1,871,533	98.83	1,871,533	11
September 6 - October 3	114,746	97.01	114,746	—
Total	2,528,779	$98.84	2,528,779	$—

(a)On April 23, 2026, the Board authorized a share repurchase program of up to $500 million in purchase price of shares of the Company's common stock ("the April 2026 Program"). During the second and third quarters of 2026, the Company executed open market share repurchases of 3,239,690 and 2,528,779 shares of its common stock, respectively, for approximately $250.0 million in each quarter. After giving effect to the repurchases in the third quarter, there are no authorized amounts remaining under the April 2026 Program.

On October 29, 2026, the Board terminated the April 2026 Program and approved a new share repurchase authorization of up to $1 billion in purchase price of shares of the Company's common stock (the "October 2026 Share Repurchase Authorization"). The October 2026 Share Repurchase Authorization will expire 36 months from October 29, 2026. The Company may repurchase shares under the October 2026 Share Repurchase Authorization through open market purchases, privately negotiated transactions or share repurchase programs, including one or more accelerated share repurchase programs (under which an initial payment for the entire repurchase amount may be made at the inception of the program). Such repurchases may be funded from cash on hand, short-term borrowings or other sources of cash at the Company’s discretion. The Company is under no obligation to repurchase any shares pursuant to the October 2026 Share Repurchase Authorization and repurchases may be suspended or terminated at any time at the Company's discretion.

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

ITEM 5. OTHER INFORMATION

During the three months ended October 3, 2026, no director or Section 16 officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

(101)
The following materials from Stanley Black & Decker Inc.'s Quarterly Report on Form 10-Q for the quarter ended October 3, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended October 3, 2026 and September 27, 2025; (ii) Condensed Consolidated Balance Sheets at October 3, 2026 and January 3, 2026; (iii) Condensed Consolidated Statements of Cash Flows for the three and nine months ended October 3, 2026 and September 27, 2025; (iv) Consolidated Statements of Changes in Shareowners' Equity for the three and nine months ended October 3, 2026 and September 27, 2025; and (v) Notes to Unaudited Condensed Consolidated Financial Statements**.

(104)	The cover page of Stanley Black & Decker Inc.'s Quarterly Report on Form 10-Q for the quarter ended October 3, 2026, formatted in iXBRL (included within Exhibit 101 attachments).

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANLEY BLACK & DECKER, INC.

Date:	November 4, 2026	By:	/s/ PATRICK HALLINAN
Patrick Hallinan
Executive Vice President, Chief Financial Officer and Chief Administrative Officer